Form 10-K
period 1996-12-28
INGRAM MICRO INC
filed 1997-03-24
CIK 1018003

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                                        OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ___________

COMMISSION FILE NUMBER: 1-12203

                                INGRAM MICRO INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                         62-1644402
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

           1600 E. ST. ANDREW PLACE. SANTA ANA, CALIFORNIA 92799-5125 (Address, including zip code, of principal executive offices)

                                 (714) 566-1000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 5, 1997 was $995,737,470 based on the closing sale price on such date of $24-3/8.

The Registrant had 25,786,779 shares of Class A Common Stock, par value $.01 per share, and 109,043,762 shares of Class B Common Stock, par value $.01 per share, outstanding at March 5, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 28, 1996 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareowners to be held May 7, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Ingram Micro Inc. (hereinafter referred to as "Ingram Micro" or the "Company") is the leading wholesale distributor of microcomputer products worldwide. The Company markets microcomputer hardware, networking equipment, and software products to more than 100,000 reseller customers in approximately 120 countries. As a wholesale distributor, the Company markets its products to resellers as opposed to marketing directly to end-user customers.

     Ingram Micro offers one-stop shopping to its reseller customers by providing a comprehensive inventory of more than 100,000 distinct items from over 1,100 suppliers, including most of the microcomputer industry's leading hardware manufacturers, networking equipment suppliers, and software publishers. The Company's broad product offerings include: desktop and notebook PCs, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies. In addition, to enhance sales and to support its suppliers and reseller customers, the Company provides a wide range of value-added services, such as technical training, order fulfillment, tailored financing programs, systems configuration, and marketing programs.

     Ingram Micro entered the master reseller (also known as "aggregation") business in late 1994 with the launch of Ingram Alliance. Ingram Alliance is designed to offer resellers access to the industry's leading hardware manufacturers at competitive prices by utilizing a lower cost business model that depends upon a higher average order size, lower product returns percentage, and supplier-paid financing. Over 95% of Ingram Alliance's sales in 1996 were funded by floor plan financing companies. The Company typically receives payment from these financing institutions within three business days from the date of the sale, allowing Ingram Alliance to operate at much lower relative working capital levels than the Company's wholesale distribution business. Such floor plan financing is typically subsidized for Ingram Alliance's reseller customers by its suppliers. Since its inception, Ingram Alliance has experienced rapid growth. In 1996, Ingram Alliance achieved net sales in excess of $1.88 billion, and it currently has 13 suppliers and more than 1,100 reseller customers.

     The Company is focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to its reseller customers around the world. The Company believes that Impulse, the Company's on-line information system, provides a competitive advantage through real-time worldwide information access and processing capabilities. IMpulse is a single, standardized, real-time information system and operating environment, used across all of the Company's worldwide operations. This on-line information system, coupled with the Company's exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enables the Company to provide its reseller customers with superior service in an efficient and low cost manner.

     The Company's earliest predecessor began business in 1979 as a California corporation named Micro D, Inc. This company and its parent, Ingram Micro Holdings Inc. ("Holdings"), grew through a series of acquisitions, mergers, and internal growth to encompass the Company's current operations. Ingram Micro Inc. was incorporated in Delaware on April 29, 1996, in order to effect the reincorporation of the Company in Delaware. The successor to Micro D, Inc. and Holdings were merged into Ingram Micro Inc. in October 1996.

     THE SPLIT-OFF AND INITIAL PUBLIC OFFERING

     In November 1996, the Company completed the sale of 23,200,000 shares of its Class A Common Stock pursuant to an initial public offering (the "IPO") at an offering price of $18.00 per share. Cash proceeds of the offering totaled $393.8 million, net of underwriters' discounts and expenses of the offering, of which approximately $366.3 million was used to repay indebtedness to its then parent, Ingram Industries Inc. ("Ingram Industries"). The remaining proceeds of the offering, amounting to $27.5 million, were used for working capital purposes.

     Immediately prior to the closing of the IPO, the Company was split-off from its former parent, Ingram Industries, in a tax-free reorganization (the "Split-Off"). In the Split-Off, Ingram Industries, a company controlled by the family of the late E. Bronson Ingram and affiliated stockholders (the "Ingram Family Stockholders") consummated an exchange, pursuant to which certain existing stockholders of Ingram Industries exchanged eligible shares of Ingram Industries common stock for 107,251,362 shares of Class B Common Stock of the Company in specified ratios. Immediately after the Split-Off and the closing of the IPO, none of the Class A or Class B Common Stock was held by Ingram Industries, other than 246,000 shares of Class A Common Stock purchased by Ingram Industries in the IPO including 15,000 shares purchased by Ingram Entertainment Inc. ("Ingram Entertainment"), a subsidiary of Ingram Industries. At January 31, 1997, 66.4% of the outstanding Class A and Class B Common Stock (and 80.1% of the outstanding voting power) was held by the Ingram Family Stockholders. In connection with the Split-Off, agreements relating to board representation and registration rights with respect to Common Stock held by the Ingram Family Stockholders (including shares of Class A Common Stock issued upon conversion of Class B Common Stock) were entered into by the Company and the Ingram Family Stockholders. See Part III.

     In connection with the Split-Off, the Company, Ingram Industries and Ingram Entertainment allocated certain liabilities and obligations among themselves. See Part III.

THE INDUSTRY

     The worldwide microcomputer products distribution industry generally consists of suppliers, which sell directly to wholesalers, resellers, and end-users; wholesale distributors, which sell to resellers; and resellers, which sell to other resellers and directly to end-users. A variety of reseller categories exists, including corporate resellers, VARs, systems integrators, original equipment manufacturers, direct marketers, independent dealers, owner-operated chains, franchise chains, and computer retailers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses, or home users, and by the level of value they add to the basic products they sell. Wholesale distributors generally sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Different wholesale distribution models have evolved in particular countries and geographies depending on the characteristics of the local reseller environment, as well as other factors specific to a particular country or region. The United States, for example, is distinguished by the presence of master resellers, or aggregators, which are functionally similar to wholesale distributors, but which focus on selling relatively few product lines--typically high volume, brand name hardware systems--to a network of franchised dealers and affiliates.

     The growth of the microcomputer products wholesale distribution industry continues to exceed that of the microcomputer industry as a whole. Faced with the pressures of declining product prices and the increasing costs of selling direct to a large and diverse group of resellers, suppliers are increasingly relying upon wholesale distribution channels for a greater proportion of their sales. To minimize costs and focus on their core capabilities in manufacturing, product development, and marketing, many suppliers are also outsourcing an increasing portion of certain functions such as distribution, service, technical support, and final assembly to the wholesale distribution channel. Growing product complexity, shorter product life cycles, and an increasing number of microcomputer products due to the emergence of open systems architectures and the recognition of certain industry standards have led resellers to depend on wholesale distributors for more of their product, marketing, and technical support needs. In addition, resellers are relying to an increasing extent on wholesale distributors for inventory management and credit to avoid stocking large inventories and maintaining credit lines to finance their working capital needs. The Company believes that new opportunities for growth in the microcomputer products wholesale distribution industry will emerge as new product categories, such as computer telephone integration ("CTI") and the digital video disc format, arise from the ongoing convergence of computing, communications, and consumer electronics.

     Markets outside the United States, which represent over half of the microcomputer industry's sales, are characterized by a more fragmented wholesale distribution channel than in the United States. Increasingly, suppliers and resellers pursuing global growth are seeking wholesale distributors with international sales and support capabilities. In addition, the microcomputer products industry in international markets is less mature and growing more rapidly than in the United States, and as such, international growth opportunities for microcomputer wholesaler distributors are significant.

     The evolution of open sourcing during the past several years is a phenomenon specific to the U.S. microcomputer products wholesale distribution market. Historically, branded computer systems from large suppliers such as Apple Computer, Compaq Computer, Hewlett-Packard, and IBM were sold in the United States only through authorized master resellers. Under this single sourcing model, resellers were required to purchase these products exclusively from one master reseller. Over the past few years, competitive pressures have led some of the major computer suppliers to authorize second sourcing, in which resellers may purchase a supplier's product from a source other than their primary master reseller, subject to certain restrictive terms and conditions (such as higher prices or the elimination of floor planning subsidies). More recently, certain computer manufacturers have authorized open sourcing, a model under which resellers can purchase the supplier's product from any source on equal terms and conditions. The trend toward open sourcing has blurred the distinction between wholesale distributors and master resellers, which are increasingly able to serve the same reseller customers, whereas previously master resellers had a captive reseller customer base. The Company believes that continued movement towards second sourcing and open sourcing puts the largest and most efficient distributors of microcomputer products, which provide the highest value through superior service and pricing, in the best position to compete for reseller customers.

     The dynamics of the microcomputer products wholesale distribution business favor the largest distributors which have access to financing and are able to achieve economies of scale, breadth of geographic coverage, and the strongest vendor relationships. Consequently, the distributors with these characteristics are tending to take share from smaller distributors as the industry undergoes a process of consolidation. The need for wholesale distributors to implement high volume/low cost operations on a worldwide basis is continuing to grow due to ongoing price competition, the increasing demand for value-added services, the trend toward open sourcing, and the increasing globalization of the microcomputer products industry. In summary, the microcomputer wholesale distribution industry is growing rapidly while simultaneously consolidating, creating an industry environment in which market share leadership and cost efficiency are of paramount importance.

BUSINESS STRATEGY

     The Company is the preeminent worldwide wholesale distributor of microcomputer products and services and believes that it has developed the capabilities and scale of operations critical for long-term success in the microcomputer products distribution industry.

     The Company's strategy of offering a full line of products and services provides reseller customers with one-stop shopping. The Company generally is able to purchase products in large quantities and to avail itself of special purchase opportunities from a broad range of suppliers. This allows the Company to take advantage of various discounts from its suppliers, which in turn enables the Company to provide competitive pricing to its reseller customers. The Company's international market presence provides suppliers with access to a broad base of geographically dispersed resellers, serviced by the Company's extensive network of distribution centers and support offices. The Company's size has permitted it to attract highly qualified associates and increase investment in personnel development and training. Also, the Company benefits from being able to make large investments in information systems, warehousing systems, and infrastructure. Further, the Company is able to spread the costs of these investments across its worldwide operations.

     The Company is pursuing a number of strategies to further enhance its leadership position within the microcomputer marketplace. These include:

     EXPAND WORLDWIDE MARKET COVERAGE. Ingram Micro is committed to extending its already extensive worldwide market coverage through internal growth in all markets in which it currently participates. In addition, the Company intends to pursue acquisitions, joint ventures, and strategic relationships outside the United States in order to take advantage of growth opportunities and to leverage its strong systems, infrastructure, and international management skills.

     By providing greater worldwide market coverage, Ingram Micro also increases the scale of its business, which results in more cost economies. In addition, as it increases its global reach, the Company diversifies its business across different markets, reducing its exposure to individual market downturns. The Company has grown its operations outside the United States principally through acquisitions and currently has operations in 19 countries including Canada, Mexico, most countries of the European Union, Norway, Malaysia, and Singapore. The Company believes that it is the market share leader in the United States, Canada, and Mexico, and the third largest full-line distributor in Europe, based on publicly available data and management's knowledge of the industry. The Company's objective is to achieve the number one market share in each of the markets in which it operates.

     EXPLOIT INFORMATION SYSTEMS LEADERSHIP. Ingram Micro continually invests in its information systems which are crucial in supporting the Company's growth and its ability to maintain high service and performance levels. The Company has developed a scalable, full-featured information system, IMpulse, which the Company believes is critical to its ability to deliver worldwide, real-time information to both suppliers and reseller customers. IMpulse is a single, standardized information system, used across all markets worldwide, that has been customized to suit local market requirements. The Company believes that it is the only full-line wholesale distributor of microcomputer products in the world with such a centralized global system.

     The Company will continue to invest in the enhancement and expansion of its systems to create additional applications and functionality including further expansion in electronic links with reseller customers and suppliers to provide better access to the Company's extensive database for pricing, product availability, and technical information.

     PROVIDE SUPERIOR EXECUTION FOR RESELLER CUSTOMERS. Ingram Micro continually refines its systems and processes to provide superior execution and service to reseller customers. In the United States, the Company is currently implementing CTI technology, which will provide automatic caller identification, onscreen call waiting, and abandoned call management capabilities to telesales and customer service associates. Also in the United States, the recently installed POWER system will improve response time to reseller customers' product returns and other customer service requests. To support future customer requirements, the Company continues to expand and upgrade its distribution network. For example, a new warehouse is under construction in Millington, Tennessee. The Company is implementing formal systems for evaluating and tracking key performance metrics such as responsiveness to customers, process accuracy, order processing cycle time, and order fulfillment efficiency. Ingram Micro will use this customer satisfaction monitoring system to identify potential areas of improvement as part of the Company's focus on providing superior service.

     Ingram Micro strives to maintain high order fill rates by keeping extensive supplies of product in its 30 distribution centers worldwide. In the United States and Canada, the Company has implemented control systems and processes referred to as Bulletproof Shipping, which include stock-keeping unit ("SKU") bar coding for all products and on-line quality assurance methods. As a result of this program, substantially all orders in the United States received by 5:00 p.m. are shipped on the same day, with highly accurate shipping performance.

     DELIVER WORLD-CLASS VALUE-ADDED SERVICES TO SUPPLIERS AND RESELLERS. Ingram Micro is committed to providing a diverse range of value-added wholesaling and "for fee" services to its supplier and reseller customers. Together, these services are intended to link reseller customers and suppliers to Ingram Micro as a one-stop provider of microcomputer products and related services, while meeting demand by suppliers and resellers to outsource non-core business activities and thereby lower their operating costs.

     The Company's value-added wholesaling services include final assembly and configuration of products, technical education programs, pre- and post-sale technical support, order fulfillment, and product demo evaluation.

     In addition to these value-added wholesaling services, the Company offers a variety of "for fee" services for its reseller customers and suppliers. These services include: contract configuration, contract fulfillment, contract warehousing, contract telesales, contract credit/accounts receivable management, contract inventory management, and contract technical support for customers. The Company is focused on identifying and developing services that directly meet reseller customer and supplier needs.

     MAINTAIN LOW COST LEADERSHIP THROUGH CONTINUOUS IMPROVEMENTS IN SYSTEMS AND PROCESSES. The microcomputer products industry is characterized by intense competition and narrow margins, and as a result, achieving economies of scale and controlling operating expenses are critical to achieving and maintaining profitable growth.

     Over the last five years, the Company has been successful in reducing SG&A expenses (including expenses allocated from Ingram Industries) as a percentage of net sales, to 4.5% in 1996 from 5.8% in 1992. The Company has embarked on a number of programs that are designed to continue to reduce operating expenses as a percentage of net sales.

     Many U.S. developed programs continue to be adapted for implementation in the Company's international operations. These programs include: (i) the use of advanced inventory processes and techniques to reduce the number of shipments from multiple warehouses to fulfill a single order; (ii) the use of proprietary warehouse productivity programs, such as Bulletproof Shipping and Pick Assignment; (iii) the enhancement of associates' productivity through the use of technology such as CTI, and the expanded use of multimedia workstations for functions such as Telesales and Customer Service; and (iv) the electronic automation of the ordering and information delivery process through CIS to decrease the number of non-order telesales calls. See "-- Information Systems."

     DEVELOP HUMAN RESOURCES FOR EXCELLENCE AND TO SUPPORT FUTURE GROWTH. Ingram Micro's growth to date is a result of the talent, dedication, and teamwork of its associates. Future growth and success will be substantially dependent upon the retention and development of existing associates, as well as the recruitment of superior talent.

     Transferring functional skills and implementing cross-training programs across all Ingram Micro locations have proven to be important factors in the Company's growth and international expansion. In conjunction with these programs, the Company intends to expand its human resource systems to provide enhanced career planning, training support, applicant tracking, and benefits administration. Also, the Company continues to seek top quality associates worldwide through local, professional, and college recruiting programs.

CUSTOMERS

     Ingram Micro sells to more than 100,000 reseller customers in approximately 120 countries worldwide. No single customer accounted for more than 3% of Ingram Micro's net sales in 1996, 1995, or 1994.

     The Company conducts business with most of the leading resellers of microcomputer products around the world, including, in the United States, CDW Computer Centers, CompuCom, CompUSA, Computer City, Electronic Data Systems, En Pointe Technologies, Entex Information Services, GE Capital Information Technologies Solutions, Micro Warehouse, Sam's Club, Staples, and Vanstar. The Company's reseller customers outside the United States include Complet Data A/S, Consultores en Diagnostico Organizacional y de Sistemas, DSG Retail Ltd., 06 Software Centre Europe, B.V., GE Capital Technologies, Jump Ordenadores, Maxima S.A., Norsk Datasenter, Owell Svenska AB, SNI Siemens Nixdorf Infosys AG, and TC Sistema S.p.A. The Company has certain limited contracts with its reseller customers, although most such contracts have a short term, or are terminable at will, and have no minimum purchase requirements. The Company's business is not substantially dependent on any such contracts.

SALES AND MARKETING

     Ingram Micro's telesales department is comprised of approximately 1,700 telesales representatives worldwide, of whom more than 950 representatives are located in the United States. These telesales representatives assist resellers with product specifications, system configuration, new product/service introductions, pricing, and availability. The two main United States telesales centers are located in Santa Ana, California and Buffalo, New York and are supported by an extensive national field sales organization. Currently, Ingram Micro has more than 200 field sales representatives worldwide, including more than 60 in the United States.

     The sales organization is organized to focus on resellers who address the VAR (consisting of value-added resellers, system integrators, network integrators, application VARs and original equipment manufacturers), Commercial (consisting of corporate resellers, direct marketers, independent dealers and owner-operated chains) and Consumer (consisting of consumer electronics stores, computer superstores, mass merchants, office product superstores, software only stores and warehouse clubs) market sectors. In addition, the Company utilizes a variety of product-focused groups specializing in specific product types. Specialists in processors, mass storage, networks, and other product categories promote sales growth and facilitate customer contacts for their particular product group. Ingram Micro also offers a variety of marketing programs tailored to meet specific supplier and reseller customer needs. Services provided by the Company's in-house marketing services group include advertising, direct mail campaigns, market research, retail programs, sales promotions, training, and assistance with trade shows and other events.

     In certain markets outside the United States, the Company relies more heavily on telesales and maintains a relatively smaller field sales organization to cover its customer base.

PRODUCTS AND SUPPLIERS

     Ingram Micro believes that it has the largest inventory of products in the industry, based on a review of publicly available data with respect to its major competitors. The Company distributes and markets more than 100,000 distinct items from the industry's premier microcomputer hardware manufacturers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the relative importance of manufacturers to Ingram Micro varies from country to country. On a worldwide basis, the Company's sales mix is more heavily weighted toward hardware products and networking equipment than software products. Net sales of software products have decreased as a percentage of total net sales in recent years due to a number of factors, including bundling of software with microcomputers; sales growth in Ingram Alliance, which is a hardware-only business; declines in software prices; and the emergence of alternative means of software distribution, such as site licenses and electronic distribution. The Company believes that this is a trend that applies to the microcomputer products distribution industry as a whole, and the Company expects it to continue. See Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview.

     In the United States, Ingram Micro's suppliers include almost all of the leading microcomputer hardware manufacturers, networking equipment manufacturers, and software publishers such as Apple Computer, Cisco Systems, Compaq Computer, Creative Labs, Hewlett-Packard, IBM, Intel, Microsoft, NEC, Novell, Quantum, Seagate, Sun Microsystems, 3Com, Toshiba, and U.S. Robotics. Outside the United States, Ingram Micro has secured distribution agreements with most of the leading suppliers, and products are added to the Company's mix in response to local market demands.

     The Company's suppliers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes.

     The Company's business, like that of other wholesale distributors, is subject to the risk that the value of its inventory will be affected adversely by suppliers' price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of most suppliers of microcomputer products to protect distributors, such as the Company, who purchase directly from such suppliers, from the loss in value of inventory due to technological change or the supplier's price reductions. Although the Company has written distribution agreements with many of its suppliers, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which Ingram Micro is permitted to distribute the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. The Company does not believe that its business is substantially dependent on the terms of any such agreements. Under the terms of many distribution agreements, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In addition, under many such agreements, the distributor has the right to return for credit or exchange for other products a portion of those inventory items purchased, within a designated period of time. A supplier who elects to terminate a distribution agreement generally will repurchase from the distributor the supplier's products carried in the distributor's inventory. While the industry practices discussed above are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value, management believes that these practices provide a significant level of protection from such declines. No assurance can be given, however, that such practices will continue or that they will adequately protect the Company against declines in inventory value. The Company's risk of inventory loss could be greater outside the United States, where agreements with suppliers are more restrictive with regard to price protection and the Company's ability to return unsold inventory. The Company establishes reserves for estimated losses due to obsolete inventory in the normal course of business. Historically, the Company has not experienced losses due to obsolete inventory materially in excess of established inventory reserves.

VALUE-ADDED SERVICES

       Ingram Micro offers a myriad of programs and services to its supplier and reseller customers as an integral part of its wholesaling efforts. The Company categorizes these services into value-added wholesale distribution and "for fee" services. Together, these services are intended to link reseller customers and suppliers to Ingram Micro as a one-stop provider of microcomputer products and related services, while meeting demand by suppliers and resellers to outsource non-core business activities and thereby lower their operating costs.

     The Company's value-added wholesaling services are an important complement to its distribution activities and include final assembly and configuration of products, technical education programs, pre- and post-sale technical support, order fulfillment, and product demo evaluation.

     In addition to these value-added wholesaling services, the Company offers a variety of "for fee" services for its reseller customers and suppliers. These services include: contract configuration, contract fulfillment, contract warehousing, contract telesales, contract credit/accounts receivable management, contract inventory management, and contract technical support for customers. The Company is focused on identifying and developing services that directly meet reseller customer and supplier needs.

     All of these services are currently available in the Company's U.S. operations. The degree of implementation of these value-added services in Ingram Micro's operations outside the United States varies depending on particular market circumstances. Although the Company believes that value-added services are important as a complement to its core business, such services do not, and are not in the future expected to, generate a material percentage of the Company's net sales. In addition, such value-added services do not, and are not in the future expected to, require a material portion of the Company's resources.

INFORMATION SYSTEMS

     The Company's information system, IMpulse, is central to its ability to provide superior execution to its customers, and as such, the Company believes that it represents an important competitive advantage.

     Ingram Micro's systems are primarily mainframe-based in order to provide the high level of scalability and performance required to manage such a large and complex business operation. IMpulse is a single, standardized, real-time information system and operating environment, used across all of the Company's worldwide operations. It has been customized as necessary for use in every country in which the Company operates and has the capability to handle multiple languages and currencies. On a daily basis, the Company's systems typically handle 12 million on-line transactions, 26,000 orders, and 37,000 shipments. The Company has designed IMpulse as a scalable system that has the capability to support increased transaction volume. The overall on-line response time for the Company's network of over 8,000 user stations (terminals, printers, personal computers, and radio frequency hand held terminals) is less than one-half second.

     Worldwide, Ingram Micro's centralized processing system supports more than 40 operational functions including receiving, order processing, shipping, inventory management, and accounting. At the core of the IMpulse system is on-line, real-time distribution software to which considerable enhancements and modifications have been made to support the Company's growth and its low cost business model. The Company makes extensive use of advanced telecommunications technologies with customer service-enhancing features, such as Automatic Call Distribution to route customer calls to the telesales representatives. The Telesales Department relies on its Sales Wizard system for on-line, real-time tracking of all customer calls and for status reports on sales statistics such as number of customer calls, customer call intentions, and total sales generated. IMpulse allows the Company's telesales representatives to deliver real-time information on product pricing, inventory, availability, and order status to reseller customers. The SAGP pricing system enables telesales representatives to make informed pricing decisions through access to specific product and order related costs for each order.

     In the United States, the Company is in the process of implementing CTI technology, which will provide the telesales and customer service representatives with Automatic Number Identification capability and advanced telecommunications features such as on-screen call waiting and automatic call return, thereby reducing the time required to process customer orders and customer service requests.

     To complement Ingram Micro's telesales, customer service, and technical support capabilities, IMpulse supports CIS, which integrates all of the Company's electronic services into a single solution. CIS offers a number of different electronic media through which customers can conduct business with the Company, such as the Customer Automated Purchasing System ("CAPS"), Electronic Data Interchange ("EDI"), the Bulletin Board Service, and the Ingram Micro Web site. The Company's latest additions to CIS are its Internet-based Electronic Catalog and Manufacturer Information Library. The Electronic Catalog provides reseller customers with real-time access to product pricing and availability, with the capability to search by product category, name, or manufacturer. The Manufacturer Information Library is a comprehensive multi-manufacturer database of timely and accurate product, sales, marketing, and technical information, which is updated nightly for new information.

     The Company's warehouse operations use extensive bar-coding technology and radio frequency technology for receiving and shipping, and real-time links to UPS and FedEx for freight processing and shipment tracking. The Customer Service Department uses the POWER System for on-line documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company's buyers depend on the Purchasing system to track inventory on a continual basis. Many other features of IMpulse help to expedite the order processing cycle and reduce operating costs for the Company as well as its reseller customers and suppliers.

     The Company employs various security measures and backup systems designed to protect against unauthorized use or failure of its information systems. Access to the Company's information systems is controlled through the use of passwords and additional security measures are taken with respect to especially sensitive information. The Company has a five year contract with Sungard Recovery Services for disaster recovery and twice per year performs a complete systems test, including applications and database integrity. In addition, the Company has backup power sources for emergency power and also has the capability to automatically reroute incoming calls, such as from its Santa Ana (West Coast sales) facility to its Buffalo (East Coast sales) facility. The Company has not in the past experienced significant failures or downtime of IMpulse or any of its other information systems, but any such failure or significant downtime could prevent the Company from taking customer orders, printing product pick-lists, and/or shipping product and could prevent customers from accessing price and product availability information from the Company.

NON-U.S. OPERATIONS AND EXPORT SALES

     OPERATIONS OUTSIDE THE UNITED STATES

     The Company, through its subsidiaries, operates in a number of countries outside of the United States, including Canada, Mexico, most countries of the European Union, Norway, Malaysia and Singapore. In 1996, 1995, and 1994, 31.0%, 30.7% and 29.3%, respectively, of the Company's net sales were derived from operations outside of the United States, and the Company expects its international net sales to increase as a percentage of total net sales in the future. The Company's net sales from operations outside the United States are primarily denominated in currencies other than the U.S. dollar. Accordingly, the Company's operations outside the United States impose risks upon its business as a result of exchange rate fluctuations. Although the Company attempts to mitigate the effect of exchange rate fluctuations on its business, primarily by attempting to match the currencies of sales and costs, as well as through the use of foreign currency borrowings and derivative financial instruments such as forward exchange contracts, the Company does not seek to remove all risk associated with such fluctuations. Accordingly, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition, or results of operations in the future. In certain countries outside the United States, operations are accounted for primarily on a U.S. dollar denominated basis. In the event of an unexpected devaluation of the local currency in those countries, the Company may experience significant foreign exchange losses. For example, the devaluation of the Mexican peso, which began in December 1994, significantly affected the Company's Mexican operations. The primary impact on the Company's operating results was a foreign exchange pre-tax charge of approximately $7.8 million and $6.9 million in 1995 and 1994, respectively. In addition, the Company's net sales in Mexico were adversely affected in 1995 as a result of the general economic impact of the devaluation of the Mexican peso. See Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's operations outside the United States are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, difficulties in collecting accounts receivable and longer collection periods, and the impact of local economic conditions and practices. As the Company continues to expand its international business, its success will be dependent, in part, on its ability to anticipate and effectively manage these and other risks. There can be no assurance that these and other factors will not have a material adverse effect on the Company's operations or its business, financial condition, and results of operations as a whole.

     EXPORT MARKETS

     Ingram Micro's Export Division continues to expand in markets where the Company does not have a stand-alone, in-country presence. The Miami, Santa Ana, and Belgium offices serve more than 2,500 resellers in over 100 countries. In addition, the Export Division has field sales representatives based in Buenos Aires, Argentina and Quito, Ecuador.

     For segment information regarding the Company's United States and international operations, see Note 10 of Notes to Consolidated Financial Statements.

COMPETITION

     The Company operates in a highly competitive environment, both in the United States and internationally. The microcomputer products distribution industry is characterized by intense competition, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and service, and availability of technical and product information. The Company believes it competes favorably with respect to each of these factors. In addition, the Company believes that value-added services capabilities (such as configuration, innovative financing programs, order fulfillment, contract telesales, and contract warehousing) will become more important competitive factors.

     The Company entered the master reseller business through Ingram Alliance in late 1994. The Company competes with other master resellers, which sell to groups of affiliated franchisees and third-party dealers. Many of the Company's competitors in the master reseller business are more experienced and have more established contacts with affiliated resellers, third-party dealers, or suppliers, which may provide them with a competitive advantage over the Company.

     The Company is constantly seeking to expand its business into areas closely related to its core microcomputer products distribution business. As the Company enters new business areas, it may encounter increased competition from current competitors and/or from new competitors, some of which may be current customers of the Company. For example, the Company intends to distribute media in the new digital video disc format and may compete with traditional music and printed media distributors. In addition, certain services the Company provides may directly compete with those provided by the Company's reseller customers. There can be no assurance that increased competition and adverse reaction from customers resulting from the Company's expansion into new business areas will not have a material adverse effect on the Company's business, financial condition, or results of operations.

     Ingram Micro's primary competitors include large U.S.-based international distributors such as Merisel, Tech Data, and Arrow Electronics (a worldwide industrial electronics distributor), as well as national distributors such as AmeriQuest Technologies (majority owned by Computer 2000), Handleman, Navarre, and Avnet. Ingram Alliance's principal competitors include such master resellers as Intelligent Electronics, MicroAge, Datago, InaCom, and Tech Data Elect, a division of Tech Data. Ingram Micro competes internationally with a variety of national and regional distributors. European competitors include international distributors such as Computer 2000 (owned by German conglomerate Viag AG), CHS Electronics, and Softmart/Tech Data, and several local and regional distributors, including Actebis, Scribona, Microtech and Macrotron. In Canada, Ingram Micro competes with Merisel, Globelle, Beamscope, and Tech Data. Ingram Dicom is the leading distributor in Mexico, competing with such companies as MPS, CHS Electronics, Intertec, and Dataflux. In the Asia Pacific market, Ingram Micro faces both regional and local competitors, of whom the largest is Tech Pacific, a division of First Pacific Holdings, which operates in more than five Asia Pacific markets.

     Ingram Micro also competes with hardware manufacturers and software publishers that sell directly to reseller customers and end-users.

ASSET MANAGEMENT

     The Company maintains sufficient quantities of product inventories to achieve high order fill rates. The Company believes that the risks associated with slow moving and obsolete inventory are substantially mitigated by protection and stock return privileges provided by suppliers. In the event of a supplier price reduction, the Company generally receives a credit for products in its inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of decline in the value of inventory. The Company's risk of decline in the value of inventory could be greater outside the United States, where agreements with suppliers are more restrictive with regard to price protection and the Company's ability to return unsold inventory. The Company establishes reserves for estimated losses due to obsolete inventory in the normal course of business. Historically, the Company has not experienced losses due to obsolete inventory materially in excess of established inventory reserves. Inventory levels may vary from period to period, due in part to the addition of new suppliers or new lines with current suppliers and large cash purchases of inventory due to advantageous terms offered by suppliers.

     The Company offers various credit terms to qualifying customers as well as prepay, credit card, and COD terms. The Company closely monitors customers' credit worthiness through its on-line computer system which contains detailed information on each customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit rating information on customers of association members. In most markets, the Company utilizes various levels of credit insurance to allow sales expansion and control credit risks. The Company establishes reserves for estimated credit losses in the normal course of business. Historically, the Company has not experienced credit losses materially in excess of established credit loss reserves.

EMPLOYEES

     As of December 28, 1996, the Company had approximately 9,008 associates located as follows: United States--5,681, Europe--1,973, Canada--844, Mexico--415, and Asia-Pacific--95. Ingram Micro believes that its success depends on the skill and dedication of its associates. The Company strives to attract, develop, and retain outstanding personnel. None of the Company's associates in the United States, Europe, Canada, Malaysia, and

Singapore are represented by unions. In Mexico, Ingram Dicom has collective bargaining agreements with one of the national unions. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information with respect to each person who is an executive officer of the Company:


NAME                         AGE     PRESENT AND PRIOR POSITIONS HELD(1)              YEARS POSITIONS HELD
----                         ---     -----------------------------------              --------------------

Jerre L. Stead(2)             54     Chief Executive Officer and Chairman             Aug. 1996 - Present
                                        of the Board
                                     Chief Executive Officer and Chairman             Jan. 1995 - Aug. 1995
                                        of the Board, Legent Corporation, a
                                        software development company
                                     Executive Vice President, Chairman               May 1993 - Dec. 1994
                                        and Chief Executive Officer, AT&T
                                        Corp. Global Information Solutions
                                        (NCR Corp.), a computer manufacturer
                                     President and Chief Executive Officer, AT&T      Sept. 1991 - Apr. 1993
                                        Corp. Global Business Communication
                                        Systems, a communications company

Jeffrey R. Rodek              43     Worldwide President; Chief Operating             Dec. 1994 - Present
                                        Officer
                                     Senior Vice President, Americas and              July 1991 - Sept. 1994
                                        Caribbean, Federal Express, an
                                        overnight courier firm

David R. Dukes(3)             53     Vice Chairman                                    Apr. 1996 - Present
                                     Chief Executive Officer, Ingram Alliance         Jan. 1994 - Present
                                     Co-Chairman                                      Jan. 1992 - Apr. 1996
                                     Chief Operating Officer                          Sept. 1989 - Dec. 1993
                                     President                                        Sept. 1989 - Dec. 1991

Sanat K. Dutta                47     Executive Vice President; President, Ingram      Oct. 1996 - Present
                                        Micro U.S.
                                     Executive Vice President                         Aug. 1994 - Oct. 1996
                                     Senior Vice President, Operations                May 1988 - Aug. 1994

Michael J. Grainger           44     Executive Vice President; Worldwide Chief        Oct. 1996 - Present
                                        Financial Officer
                                     Chief Financial Officer                          May 1996 - Oct. 1996
                                     Vice President and Controller, Ingram            July 1990 - Oct. 1996
                                        Industries

John Wm. Winkelhaus, II       46     Executive Vice President; President, Ingram      Jan. 1996 - Present
                                        Micro Europe
                                     Senior Vice President, Ingram Micro Europe       Feb. 1992 - Dec. 1995

NAME                         AGE     PRESENT AND PRIOR POSITIONS HELD(1)              YEARS POSITIONS HELD
----                         ---     -----------------------------------              --------------------
James E. Anderson, Jr.        49     Senior Vice President, Secretary, and            Jan. 1996 - Present
                                        General Counsel
                                     Vice President, Secretary, and General           Sept. 1991 - Nov. 1996
                                        Counsel, Ingram Industries

Douglas R. Antone             44     Senior Vice President; President, Ingram         June 1994 - Present
                                        Alliance
                                     Senior Vice President, Worldwide Sales,          Nov. 1993 - May 1994
                                        and Marketing, Borland International,
                                        a software development company
                                     Senior Vice President, Worldwide Sales           July 1990 - Nov. 1993
                                        Borland International

David M. Carlson              56     Senior Vice President, Chief                     Feb. 1997 - Present
                                        Technology Officer
                                     President, Consumer Focused                      Jan. 1996 - Feb. 1997
                                        Technology, a consulting firm
                                     Vice President, Technology and                   Mar. 1995 - Dec. 1995
                              `         Network Services, Florist
                                        Transworld Delivery Corp.
                                     Senior Vice President, Corporate                 July 1985 - Nov. 1994
                                        Information Systems, K Mart
                                        Corporation, a retail company

Victoria L. Cotten            42     Senior Vice President, Purchasing                Jan. 1997 - Present
                                     Vice President, Purchasing                       Jan. 1993 -  Dec. 1996
                                     Senior Director, Purchasing                      Aug. 1991 - Dec. 1992

Larry L. Elchesen             46     Senior Vice President                            June 1994 - Present
                                     President, Ingram Micro Asia Pacific             Dec. 1996 - Present
                                     President, Ingram Micro Canada                   May 1989 - Dec. 1996

Philip D. Ellett              42     Senior Vice President; Chief Operating           Jan. 1997 - Present
                                        Officer, Ingram Micro Europe
                                     Senior Vice President; General Manager,          Feb. 1996 - Dec. 1996
                                        U.S. Consumer Markets Division
                                     President, Gates/Arrow, an electronics           Aug. 1994 - Dec. 1995
                                        distributor
                                     President and Chief Executive Officer,           Oct. 1991 - Aug. 1994
                                        Gates/F.A. Distributing, Inc.

David M. Finley               56     Senior Vice President, Human Resources           July 1996 - Present
                                     Senior Vice President, Human Resources,          May 1995 - July 1996
                                        Budget Rent a Car, a car rental
                                            company
                                     Vice President, Human Resources, The             Jan. 1977 - May 1995
                                        Southland Corporation, a convenience
                                        retail company

NAME                         AGE     PRESENT AND PRIOR POSITIONS HELD(1)              YEARS POSITIONS HELD
----                         ---     -----------------------------------              --------------------
Robert Furtado                40     Senior Vice President, Operations                Aug. 1994 - Present
                                     Vice President, Operations                       July 1989 - Aug. 1994

Robert Grambo                 33     Senior Vice President, Telesales                 Oct. 1995 - Present
                                     Vice President, Sales                            Apr. 1994 - Sept. 1995
                                     Vice President, Product Marketing                Apr. 1993 - Mar. 1994
                                     President, Bloc Publishing Corp., a              Apr. 1992 - Apr. 1993
                                        software publishing firm
                                     Senior Director, Purchasing, Ingram              Jan. 1990 - Apr. 1992
                                        Micro

Ronald K. Hardaway            53     Senior Vice President; Chief Financial           Jan. 1992 - Present
                                        Officer, Ingram Micro U.S.
                                     Worldwide Chief Financial Officer                Jan. 1992 - Dec. 1993

Gregory J. Hawkins            42     Senior Vice President, Sales                     Oct. 1995 - Present
                                     Vice President, Sales                            Jan. 1993 - Oct. 1995
                                     Vice President, Major Accounts                   Aug. 1992 - Jan. 1993
                                     Director, Major Accounts, Consumer               June 1992 - Aug. 1992
                                        Markets
                                     Director, Marketing                              Jan. 1991 - June 1992

James M. Kelly                60     Senior Vice President, Management                Feb. 1991 - Present
                                        Information Systems

David W. Rutledge             43     Senior Vice President; President,                Jan. 1997 - Present
                                        Ingram Micro Canada, President,
                                        Latin America and Export Markets
                                     Senior Vice President, Asia Pacific, Latin       Jan. 1996 - Dec. 1996
                                        America and Export Markets
                                     Senior Vice President, Administration            Sept. 1991 - Dec. 1995

-----------------------------------
(1) The first position and any other positions not given a separate corporate identification are with the Company.
(2) Jerre L. Stead is a director of Armstrong World Industries, Inc., TGB Group, and TJ International, Inc.
(3)  David R. Dukes is a director of National Education Corporation.

TRADEMARKS AND SERVICE MARKS

     The Company holds various trademarks and service marks, including, among others, "Ingram Micro," "IMpulse," the Ingram Micro logo, "Partnership America," and "Leading the Way in Worldwide Distribution." Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though the Company's marks may not be registered in every country where the Company conducts business, in many cases the Company has acquired rights in those marks because of its continued use of them. Management believes that the value of the Company's marks is increasing with the development of its business but that the business of the Company as a whole is not materially dependent on such marks.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be "forward-looking statements" within the meaning of the Act. In order to take advantage of the "safe harbor" provisions of the Act, the Company identifies the following important factors which could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed by the Company in forward-looking statements made by or on behalf of the Company:

      (1) Intense competition may lead to reduced prices and lower gross margins.

      (2) The Company's narrow margins magnify the impact on operating results of variations in operating discounts. A number of factors may reduce the Company's margins even further.

      (3) Seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in the Company's quarterly results.

      (4) The availability (or lack thereof) of capital on acceptable terms may hamper the Company in its efforts to fund its increasing working capital needs.

      (5) The failure of the Company to adequately manage its growth may adversely impact the Company's results of operations.

      (6) A failure of the Company's information systems may adversely impact the Company's results of operations.

      (7) Devaluation of a foreign currency, or other disruption of a foreign market, may adversely impact the Company's operations in that country.

      (8) The loss of a key executive officer or other key employee may adversely impact the Company's operations.

      (9) The inability of the Company to obtain products on favorable terms may adversely impact the Company's results of operations.

      (10) The Company's operations may be adversely impacted by an acquisition that is either (i) not suited for the Company or (ii) improperly executed.

      (11) The Company's financial condition may be adversely impacted by a decline in value of a portion of the Company's inventory.

      (12) The failure of certain shipping companies to deliver product to the Company, or from the Company to its customers, may adversely impact the Company's results of operations.

      (13) Rapid technological change may alter the market for the Company's products and services, requiring the Company to anticipate such technological changes, to the extent possible.

     Reference is made to Exhibit 99 hereto for additional discussion of the foregoing factors, as well as additional factors which may affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements.

ITEM 2.  PROPERTIES

     Ingram Micro's worldwide executive headquarters, as well as its West Coast sales and support offices, are located in a three-building office complex in Santa Ana, California. In November 1996, the Company acquired ownership of two of the buildings within the Santa Ana office complex as well as a distribution center in Harrisburg, PA by assuming underlying mortgages in the aggregate amount of approximately $22.6 million. The Company also maintains an East Coast operations center in Buffalo, New York.

     The Company operates eight distribution centers in the continental United States located in Atlanta, GA, Carrollton, TX, Chicago, IL, Fremont, CA, Fullerton, CA, Harrisburg, PA, Memphis, TN, and Miami, FL. In addition, the Company operates 22 international distribution centers located in Canada, Mexico, most countries of the European Union, Norway, Malaysia and Singapore.

     A new United States distribution center in Millington, Tennessee is expected to be completed in April 1997, adding 600,000 square feet to the Company's warehouse capacity. This distribution center will be strategically located near several major transportation hubs and is expected to benefit from lower regional labor costs. The U.S. network of distribution centers permits Ingram Micro to keep an extensive supply of product close to reseller customers, which enables the Company to provide substantially all of its U.S. reseller customers with one- or two-day ground delivery.

     All of the Company's facilities, with the exception of two buildings within the Santa Ana campus, the Brussels office and the distribution centers in Chicago, Harrisburg and Roncq, France, are leased. These leases have varying terms. The Company does not anticipate any material difficulty in renewing any of its leases as they expire or securing replacement facilities, in each case on commercially reasonable terms. In addition, the Company has recently purchased three undeveloped properties in Santa Ana, California totaling approximately
23.27 acres.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 5, 1997, there were 498 holders of record of the Class A Common Stock and 150 holders of record of the Class B Common Stock. The Company believes that there are approximately 24,000 beneficial holders of the Class A Common Stock and 25 beneficial holders of the Class B Common Stock.

     Information as to the Company's quarterly stock prices is included on the inside back cover of the Company's 1996 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal market on which the Class A Common Stock is being traded is included on the inside back cover of the Company's 1996 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

DIVIDEND POLICY

     The Company has never declared or paid any dividends on its Class A or Class B Common Stock other than a distribution of $20 million to Ingram Industries in connection with the Split-Off. The Company currently intends to retain its future earnings to finance the growth and development of its business and therefore does not anticipate declaring or paying cash dividends on its Class A or Class B Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of the Company's debt facilities contain restrictions on the declaration and payment of dividends.

PRIVATE SALES OF UNREGISTERED SECURITIES

     In the second quarter of 1996, the Company offered 2,775,000 shares of its Class B Common Stock to certain of its employees, of which 2,510,400 shares were purchased for $17.6 million. The shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act, and Regulation D and Regulation S promulgated under the Securities Act. All such shares were issued pursuant to the Company's Key Employee Stock Purchase Plan and are subject to certain restrictions.

     Reference is made to Item 1. -- Business -- Overview -- The Split-Off and Initial Public Offering regarding shares of the Company's Common Equity, issued in connection with the Split-Off, the purchasers thereof and the consideration therefor. The stock options so converted have exercise prices ranging from $0.66 to $3.32. Such issuances occurred without registration under the Securities Act in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information of Ingram Micro for the five year period ended December 28, 1996 is included on page 14 of the Company's 1996 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 24 through 42 of the Company's 1996 Annual Report to Shareholders which are also included as part of Exhibit 13 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in Item 14 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 15 through 23 of the Company's 1996 Annual Report to Shareholders, which are also included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on pages 24 through 42 of the Company's 1996 Annual Report to Shareholders, which are also included as part of Exhibit 13 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 14 below.

     A financial statement schedule for the Company, and report thereon, are included on pages 22 and 23, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosures.

                                    PART III


     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company will not furnish such information in its definitive Proxy Statement prepared in accordance with Schedule 14A.

     The Notice and Proxy Statement for the 1997 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, and 13)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 18, 1997, all appearing on pages 24 through 43 in the 1996 Annual Report to Shareholders, are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1996 Annual Report to Shareholders is not deemed filed as part of this Annual Report on Form 10-K.

     INGRAM MICRO INC.
     -----------------                                                            PAGE NO. IN
                                                                                 ANNUAL REPORT
                                                                                 TO SHAREHOLDERS
                                                                                 ---------------

     Consolidated Balance Sheet at December 28, 1996 and December 30, 1995              24
     Consolidated Statement of Income for the years ended December 28, 1996,
         December 30, 1995 and December 31, 1994                                        25
     Consolidated Statement of Stockholders' Equity for the years ended
         December 28, 1996, December 30, 1995 and December 31, 1994.                    26
     Consolidated Statement of Cash Flows for the years ended
         December 28, 1996, December 30, 1995 and December 31, 1994.                    27
     Notes to Consolidated Financial Statements                                         28
     Report of Independent Accountants                                                  43
     Shareholder Information                                                     Inside back cover

           Pages 14 through 43 and the inside back cover of the 1996 Annual Report to Shareholders of Ingram Micro Inc. include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Independent Auditors' Report, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as Exhibit 13 to this Annual Report on Form 10-K.

     2.     Financial Statement Schedules:

            Report of Independent Accountants on Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts

     3.     List of Exhibits:


        3.01   --   Form of Certificate of Incorporation of the Registrant (incorporated by reference to
                    Exhibit 3.01 to the Company's Registration Statement on Form S-1 (File No. 333-08453) (the
                    "IPO S-1"))

        3.02  --    Form of Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit
                    3.03 to the IPO S-1)

        10.01  --   Ingram Micro Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit
                    10.01 to the IPO S-1)

        10.02  --   Ingram Micro Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit
                    10.02 to the IPO S-1)

        10.03  --   Ingram Micro Inc. General Employee Incentive Bonus Plan (incorporated by reference to
                    Exhibit 10.03 to the IPO S-1)

        10.04  --   Agreement dated as of December 21, 1994 between the Company and Jeffrey R. Rodek
                    (incorporated by reference to Exhibit 10.04 to the IPO S-1)

        10.05  --   Agreement dated as of April 25, 1988 between the Company and Sanat K. Dutta (incorporated by reference to Exhibit 10.05 to the IPO S-1)

        10.06  --   Agreement dated as of June 21, 1991 between the Company and John Wm. Winkelhaus, II
                    (incorporated by reference to Exhibit 10.06 to the IPO S-1)

        10.07 --    Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

        10.08 --    Ingram Micro Inc. Key Employee Stock Purchase Plan (incorporated by reference to Exhibit
                    10.08 to the IPO S-1)

        10.09 --    Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

        10.10 --    Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

        10.11 --    Severance Agreement dated as of June 1, 1996 among the Company, Ingram Industries, Linwood
                    A. Lacy, Jr., and NationsBank, N.A., as trustee of the Linwood A. Lacy, Jr. 1996
                    Irrevocable Trust dated February 1996 (incorporated by reference to Exhibit 10.11 to the
                    IPO S-1)

        10.12 --    Credit Agreement dated as of October 30, 1996 among the Company and Ingram European Coordination
                    Center N.V., Ingram Micro Singapore Pte Ltd., and Ingram Micro Inc., as Borrowers and Guarantors,
                    certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative Agent
                    for the Lenders and The Bank of Nova Scotia as Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-16667)
                    (the "Thrift Plan S-1"))

        10.13 --    Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company,
                    Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.13 to the Thrift
                    Plan S-1)

        10.14 --    Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)

        10.15 --    Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to
                    Exhibit 10.15 to the Thrift Plan S-1)

        10.16 --    Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan
                    (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

        10.17 --    Tax Sharing and Tax Services Agreement dated as November 6, 1996 among the Company, Ingram
                    Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to the
                    Thrift Plan S-1)





        10.18 --    Master Services Agreement dated as of November 6, 1996 among the Company, Ingram
                    Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.18 to the
                    Thrift Plan S-1)

        10.19 --    Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the
                    Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

        10.20 --    Data Center Services Agreement dated as of November 6, 1996 among the Company, Ingram Book
                    Company, and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.20 to the
                    Thrift Plan S-1)

        10.21 --    Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries,
                    Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift
                    Plan S-1)

        10.22 --    Agreement dated as of August 26, 1996 between the Company and Jerre L. Stead (incorporated by reference to Exhibit 10.22 to the IPO S-1)

        10.23 --    Definitions for Ingram Funding Master Trust Agreements (incorporated by reference to Exhibit 10.23 to the IPO S-1)

        10.24 --    Asset Purchase and Sale Agreement dated as of February 10, 1993 between Ingram Industries and Ingram Funding
                    (incorporated by reference to Exhibit 10.24 to the IPO S-1)

        10.25 --    Pooling and Servicing Agreement dated as of February 10, 1993 among Ingram Funding, Ingram Industries and Chemical Bank (incorporated by reference to Exhibit 10.25 to the IPO S-1)

        10.26 --    Amendment No. 1 to the Pooling and Servicing  Agreement  dated as of February 12, 1993,  the
                    Asset Purchase and Sale Agreement dated as of February 12, 1993, and the Liquidity
                    Agreement dated as of February 12, 1993 (incorporated by reference to Exhibit 10.26 to the
                    IPO S-1)

        10.27 --    Certificate Purchase Agreement dated as of July 23, 1993 (incorporated by reference to
                    Exhibit 10.27 to the IPO S-1)

        10.28 --    Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)

        10.29 --    Series 1993-1 Supplement to Ingram Funding Master Trust Pooling and Servicing Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.29 to the IPO S-1)

        10.30 --    Schedule of Supplements to Ingram Funding Master Trust Pooling and Servicing Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.30 to the IPO S-1)

        10.31 --    Letter of Credit Reimbursement Agreement dated as of February 10, 1993 (incorporated  by reference to Exhibit 10.31 to the IPO S-1)

        10.32 --    Liquidity  Agreement dated as of February 10, 1993 (incorporated by reference to Exhibit
                    10.32 to the IPO S-1)

        10.33 --    Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the
                    Asset Purchase and Sale Agreement dated as of February 12, 1993, and the Liquidity
                    Agreement dated as of February 12, 1993 (incorporated by reference to Exhibit 10.33 to the
                    IPO S-1)

        10.34 --    Agreement dated as of October 10, 1996 between the Company and Michael J. Grainger
                    (incorporated by reference to Exhibit 10.34 to the IPO S-1)

        10.35 --    Form of Repurchase Agreement (incorporated by reference to Exhibit 10.35 to the IPO S-1)

        13.01 --    Portions of Annual Report to Shareholders for the year ended December 28, 1996

        21.01 --    Subsidiaries of the Registrant

        27.01 --    Financial Data Schedule (included in electronic version only)

        99.01 --    Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities
                    Litigation Reform Act of 1995.


 (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended December 28, 1996.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
   of Ingram Micro Inc.


Our audits of the consolidated financial statements referred to in our report dated February 18, 1997 appearing in the 1996 Annual Report to Shareholders of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Costa Mesa, California
February 18, 1997

                                INGRAM MICRO INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                               Balance at      Charged to                                       Balance
                                               beginning       costs and                                       at end of
Description                                     of year         expenses       Deductions       Other(*)          year
-----------                                   -----------      ----------      ----------       --------       ---------
Allowance for doubtful accounts
receivable & sales returns:
1996                                             30,791           28,619         (25,394)          4,606         38,622
1995                                             25,668           24,168         (19,718)            673         30,791
1994                                             18,594           20,931         (13,853)             (4)        25,668


Inventory obsolescence:
1996                                             12,245           13,836         (12,602)           (153)        13,326
1995                                             10,706           13,199         (11,867)            207         12,245
1994                                              9,431            9,410          (8,392)            257         10,706

-------------------
* Other includes recoveries, acquisitions and the effect of fluctuations in foreign currency.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                INGRAM MICRO INC.


                                By:  /s/ James E. Anderson, Jr.
                                     ------------------------------------------
                                Name:    James E. Anderson, Jr.
                                Title:   Senior Vice President, Secretary
                                         and General Counsel

March 24, 1997


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                               TITLE                                    DATE
                  ---------                               -----                                    ----

       /s/ Jerre L. Stead                        Chief Executive Officer (Principal              March 24, 1997
------------------------------------------       Executive Officer); Chairman of the
           Jerre L. Stead                        Board


       /s/ Michael J. Grainger                   Executive Vice President and Worldwide          March 24, 1997
------------------------------------------       Chief Financial Officer (Principal
           Michael J. Grainger                   Financial Officer and Principal
                                                 Accounting Officer)


       /s/ Martha R. Ingram                      Director                                        March 24, 1997
------------------------------------------
           Martha R. Ingram

       /s/ John R. Ingram                        Director                                        March 24, 1997
------------------------------------------
           John R. Ingram

       /s/ David B. Ingram                       Director                                        March 24, 1997
------------------------------------------
           David B. Ingram

       /s/ Philip M. Pfeffer                     Director                                        March 24, 1997
------------------------------------------
           Philip M. Pfeffer

       /s/ Don H. Davis, Jr.                     Director                                        March 24, 1997
------------------------------------------
           Don H. Davis, Jr.

       /s/ J. Phillip Samper                     Director                                        March 24, 1997
------------------------------------------
           J. Phillip Samper

       /s/ Joe B. Wyatt                          Director                                        March 24, 1997
------------------------------------------
           Joe B. Wyatt
