Form 10-Q
period 1997-03-29
INGRAM MICRO INC
filed 1997-05-12
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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

           1600 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92799-5125 (Address, including zip code, of principal executive offices)

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

The Registrant had 25,786,779 shares of Class A Common Stock, par value $.01 per share, and 109,043,762 shares of Class B Common Stock, par value $.01 per share, outstanding at March 29, 1997.

                                INGRAM MICRO INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                                 Pages
                                                                                -----
           Consolidated Balance Sheet at March 29, 1997 and December 28, 1996     3
           Consolidated Statement of Income for the thirteen weeks ended
                March 29, 1997 and March 30, 1996                                 4
           Consolidated Statement of Cash Flows for the thirteen weeks ended
                March 29, 1997 and March 30, 1996                                 5
           Notes to Consolidated Financial Statements                            6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            8-12

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                     13

Item 6.    Exhibits and Reports on Form 8-K                                      13

Signatures                                                                       13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

                                                                      MARCH 29,        DECEMBER 28,
                                                                         1997              1996
                                                                     -----------       ------------
                                                                     (UNAUDITED)
ASSETS
   Current assets:
      Cash                                                           $    62,138       $    48,279
      Trade accounts receivable (less allowances of $42,896
          in 1997 and $38,622 in 1996)                                 1,194,492         1,143,028
      Inventories                                                      2,117,410         1,818,047
      Other current assets                                               148,747           145,964
                                                                     -----------       -----------
        Total current assets                                           3,522,787         3,155,318

   Property and equipment, net                                           169,481           161,172
   Goodwill, net                                                          25,057            25,918
   Other                                                                  26,680            24,539
                                                                     -----------       -----------
        Total assets                                                 $ 3,744,005       $ 3,366,947
                                                                     ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                               $ 2,132,911       $ 2,047,988
      Accrued expenses                                                   200,081           162,887
      Current maturities of long-term debt                                13,170            23,899
                                                                     -----------       -----------
        Total current liabilities                                      2,346,162         2,234,774

      Long-term debt                                                     495,361           280,134
      Other                                                               16,432             6,190
                                                                     -----------       -----------
        Total liabilities                                              2,857,955         2,521,098

   Minority interest                                                       3,691             3,476
   Commitments and contingencies
   Redeemable Class B Common Stock                                        17,223            17,223

   Stockholders' equity:
      Preferred Stock, $0.01 par value, 1,000,000 shares
         authorized; no shares issued and outstanding                          -                 -
      Class A Common Stock, $0.01 par value, 265,000,000 shares
         authorized; 25,786,779 and 25,047,696 shares issued
         and outstanding in 1997 and 1996, respectively                      258               250
      Class B Common Stock, $0.01 par value, 135,000,000
         shares authorized; 109,043,762 shares issued and
         outstanding in 1997 and 1996 (including
         2,460,400 redeemable shares)                                      1,066             1,066
      Additional paid in capital                                         457,679           449,657
      Retained earnings                                                  413,178           372,801
      Cumulative translation adjustment                                   (6,571)            1,910
      Unearned compensation                                                 (474)             (534)
                                                                     -----------       -----------
        Total stockholders' equity                                       865,136           825,150
                                                                     -----------       -----------
        Total liabilities and stockholders' equity                   $ 3,744,005       $ 3,366,947
                                                                     ===========       ===========


       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THIRTEEN WEEKS ENDED
                                                          MARCH 29,         MARCH 30,
                                                            1997              1996
                                                        -----------       -----------
Net sales                                               $ 3,649,978       $ 2,752,735

Cost of sales                                             3,415,270         2,566,170
                                                        -----------       -----------

Gross profit                                                234,708           186,565

Expenses:
     Selling, general and administrative                    154,145           123,304
     Charges allocated from Ingram Industries                     -             1,583
     Noncash compensation charge                              1,813             6,745
                                                        -----------       -----------
                                                            155,958           131,632
                                                        -----------       -----------

Income from operations                                       78,750            54,933

Other (income) expense:
     Interest income                                           (814)             (340)
     Interest expense                                         7,308             3,926
     Interest expense charged by Ingram Industries                -            10,635
     Net foreign currency exchange loss                          63               226
     Other                                                    3,148               876
                                                        -----------       -----------
                                                              9,705            15,323
                                                        -----------       -----------

Income before income taxes and
      minority interest                                      69,045            39,610

Provision for income taxes                                   28,453            15,854
                                                        -----------       -----------

Income before minority interest                              40,592            23,756

Minority interest                                               215               (72)
                                                        -----------       -----------

Net income                                              $    40,377       $    23,828
                                                        ===========       ===========


Earnings per share                                      $      0.28       $      0.20
                                                        ===========       ===========



       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000S)
                                   (UNAUDITED)

                                                             THIRTEEN WEEKS ENDED
                                                            MARCH 29,        MARCH 30,
                                                              1997            1996
                                                           ---------       ---------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income                                             $  40,377       $  23,828
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization                           10,326           7,700
      Deferred income taxes                                   (1,892)         (2,285)
      Minority interest                                          215             (72)
      Noncash compensation charge                              1,813           6,745
    Changes in operating assets and liabilities:
      Trade accounts receivable                              (81,599)        (10,214)
      Inventories                                           (322,031)        135,278
      Other current assets                                    (3,916)         (4,635)
      Accounts payable                                       114,732        (117,676)
      Accrued expenses                                        50,620          (3,444)
                                                           ---------       ---------
      Cash (used) provided by operating activities          (191,355)         35,225

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
    Purchase of property & equipment                         (19,358)        (14,186)
    Other                                                     (1,955)         (1,925)
                                                           ---------       ---------
         Cash used by investing activities                   (21,313)        (16,111)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Exercise of stock options including tax benefits           6,276               -
    Decrease in borrowings from Ingram Industries                  -         (55,930)
    Proceeds from debt                                        53,135             238
    Net borrowings under revolving credit facility           168,750          15,456
    Minority interest investment                                   -           2,400
                                                           ---------       ---------
         Cash provided (used) by financing activities        228,161         (37,836)

Effect of exchange rate changes on cash                       (1,634)           (619)
                                                           ---------       ---------

Increase (decrease) in cash                                   13,859         (19,341)

Cash, beginning of period                                     48,279          56,916
                                                           ---------       ---------

Cash, end of period                                        $  62,138       $  37,575
                                                           =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
    Interest                                               $   7,089       $  15,216
    Income taxes                                              15,324          22,913


Cash payments include payments made to Ingram Industries for interest and U.S. income taxes.

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

       Ingram Micro Inc. (the "Company" or "Ingram Micro") is primarily engaged in wholesale distribution of technology products and services. The Company conducts the majority of its operations in North America and Europe. In November 1996, the Company's former parent, Ingram Industries Inc. ("Ingram Industries"), consummated a split-off of the Company in a tax-free reorganization (the "Split-Off"). In connection with the Split-Off, certain stockholders of Ingram Industries exchanged all or some of their shares of Ingram Industries Common Stock for 107,251,362 shares of Class B Common Stock of the Company in specified ratios.

       The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of March 29, 1997 and the results of their operations and cash flows for the thirteen weeks ended March 29, 1997 and March 30, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirteen week period may not be indicative of the results of operations that can be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

       Historical earnings per share for the thirteen weeks ended March 30, 1996 reflects the Company's capital structure as a result of the Split-Off. Earnings per share is determined based on the number of shares outstanding after giving effect to the Split-Off in addition to all dilutive common stock and common stock equivalent shares. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such shares issued within 12 months of the initial public offering (the "IPO") of the Company's Class A Common Stock are treated as if they were outstanding for all periods presented prior to the IPO using the treasury stock method. The number of common and common equivalent shares outstanding used in the computation of earnings per share for the thirteen weeks ended March 29, 1997 and March 30, 1996 was 145,369,321 and 121,406,591, respectively.

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter, the restatement of previously reported earnings per share for each income statement presented. Pro forma disclosure of earnings per share information as if the Company had implemented FAS 128 during the thirteen weeks ended March 29, 1997 and March 30, 1996 is as follows:

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)





PRO FORMA EARNINGS PER SHARE:                                 THIRTEEN WEEKS ENDED
                                                          MARCH 29,         MARCH 30,
                                                            1997              1996
                                                        ------------     ---------------
Net income                                              $    40,377      $        23,828
                                                        ===========      ===============

Weighted average shares                                 134,773,566          107,251,362
                                                        ===========      ===============

Basic earnings per share                                $      0.30      $          0.22
                                                        ===========      ===============

Weighted average shares including
    the dilutive effect of stock options
    (10,595,755 and 14,155,229 at March 29,
    1997 and March 30, 1996, respectively)              145,369,321          121,406,591
                                                        ===========      ===============

Diluted earnings per share                              $      0.28      $          0.20
                                                        ===========      ===============

NOTE 3 - COMMON STOCK

       The Company has two classes of Common Stock, consisting of 265,000,000 authorized shares of $0.01 par value Class A Common Stock and 135,000,000 authorized shares of $0.01 par value Class B Common Stock, and 1,000,000 authorized shares of $0.01 par value Preferred Stock. Class A stockholders are entitled to one vote on each matter to be voted on by the stockholders whereas Class B stockholders are entitled to ten votes on each matter to be voted on by the stockholders. The two classes of stock have the same rights in all other respects. Each share of Class B Common Stock may at any time be converted to a share of Class A Common Stock; however, conversion will occur automatically on the earliest to occur of (i) November 6, 2001; (ii) the sale or transfer of such share of Class B Common Stock to any person not specifically authorized to hold such shares by the Company's Certificate of Incorporation; or (iii) the date on which the number of shares of Class B Common Stock then outstanding represents less than 25% of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.

       Initial Public Offering

       On November 1, 1996, the Company sold 23,200,000 shares of Class A Common Stock at $18.00 per share in an initial public offering. Proceeds of $393,844, net of underwriters' commissions and expenses of the offering aggregating $23,756, were received and used to repay indebtedness to Ingram Industries in the amount of $366,340.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Ingram Micro is the leading wholesale distributor of technology products and services worldwide. In November 1996, the Company was split-off from Ingram Industries (the "Split-Off") and completed an initial public offering (the "IPO") of its Class A Common Stock that raised $393.8 million, net of underwriters' discounts and expenses, of which approximately $366.3 million was used to repay certain indebtedness to Ingram Industries. Concurrently with the completion of the IPO, the Company entered into a $1 billion Credit Facility with a syndicate of banks for which NationsBank of Texas, N.A. and The Bank of Nova Scotia acted as agents. In addition, the Company assumed an Ingram Industries accounts receivable securitization program under which $160 million of fixed rate medium term certificates and $105 million in trust certificate-backed commercial paper was outstanding at March 29, 1997. See " -- Liquidity and Capital Resources."

      In connection with the Split-Off, certain outstanding Ingram Industries stock options, incentive stock units ("ISUs"), and stock appreciation rights ("SARs") held by certain employees of Ingram Industries, Ingram Entertainment, and Ingram Micro were converted to options to purchase up to an aggregate of approximately 10,989,000 shares of Class A Common Stock ("Rollover Stock Options"). The Company recorded a pre-tax noncash compensation charge of approximately $1.8 million ($1.4 million net of tax) in the thirteen weeks ended March 29, 1997 and $6.7 million ($4.1 million net of tax) in the thirteen weeks ended March 30, 1996 related to the vested portion of certain Rollover Stock Options based on the difference between the estimated fair value of such options at the applicable measurement dates and the exercise price of such options. The Company will record additional noncash compensation charges over the remaining vesting periods of the Rollover Stock Options. On an annual basis, these additional charges are expected to be approximately $7.3 million ($5.8 million net of tax) for 1997, $4.8 million ($3.7 million net of tax) for 1998 and $2.7 million ($1.9 million net of tax) for 1999.

RESULTS OF OPERATIONS

      The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.




                                                      THIRTEEN WEEKS ENDED
                                              MARCH 29,               MARCH 30,
                                                1997                    1996
                                         -------------------     -------------------
NET SALES BY GEOGRAPHIC REGION (1):                   (DOLLARS IN MILLIONS)
United States                            $2,535         69.4%    $1,834         66.6%
Europe                                      758         20.8%       633         23.0%
Other international                         357          9.8%       286         10.4%
                                         -------------------     -------------------
Total                                    $3,650        100.0%    $2,753        100.0%
                                         ===================     ===================

----------
(1) Net sales are classified by location of the Company entity. For example, products sold through Ingram Alliance or the U.S. Export Division are classified as United States sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED



      The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                      PERCENTAGE OF NET SALES
                                                      -----------------------
                                                       THIRTEEN WEEKS ENDED
                                                       MARCH 29,   MARCH 30,
                                                         1997        1996
                                                       --------    --------
Net sales                                               100.0%      100.0%
Cost of sales                                            93.6%       93.2%
                                                        -----       -----
Gross profit                                              6.4%        6.8%
Expenses:
     SG&A expenses and charges allocated
         from Ingram Industries                           4.2%        4.6%
     Noncash compensation charge                          0.0%        0.2%
                                                        -----       -----
Income from operations                                    2.2%        2.0%
Other expense, net                                        0.3%        0.6%
                                                        -----       -----
Income before income taxes and minority interest          1.9%        1.4%
Provision for income taxes                                0.8%        0.6%
Minority interest                                         0.0%        0.0%
                                                        -----       -----
Net income                                                1.1%        0.8%
                                                        =====       =====


THIRTEEN WEEKS ENDED MARCH 29, 1997 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1996

      Consolidated net sales increased 32.6% to $3.6 billion in the first quarter of 1997 from $2.8 billion in the first quarter of 1996. The increase in worldwide net sales was attributable to growth in the microcomputer products industry in general, the addition of new customers, increased sales to the existing customer base, improved product availability, and expansion of the Company's product offerings.

      Net sales from U.S. operations increased 38.2% to $2.54 billion in the first quarter of 1997 from $1.83 billion in the first quarter of 1996. In addition to the factors above that impacted net sales worldwide, U.S. net sales were positively impacted by the strong growth in Ingram Alliance sales which grew 82.6% to $681.0 million in the first quarter of 1997 from $373.0 million in the first quarter of 1996. Net sales from European operations increased 19.7% to $757.6 million in the first quarter of 1997 from $632.8 million in the first quarter of 1996. The U.S. dollar was stronger against most European currencies during the first quarter of 1997 relative to the first quarter of 1996. At constant exchange rates, net sales from European operations would have increased 27% in the first quarter of 1997 as compared to the first quarter of 1996. Other international net sales increased 25.2% to $357.6 million in the first quarter of 1997 from $285.7 million in the first quarter of 1996, principally due to growth in net sales of the Company's Canadian and Mexican operations.

      Cost of sales as a percentage of net sales increased to 93.6% in the first quarter of 1997 from 93.2% in the first quarter of 1996. This increase was largely attributable to the increase as a percentage of net sales of the Ingram Alliance business which has lower gross margins.

      Total SG&A expenses (including charges allocated from Ingram Industries in 1996) increased 23.4% to $154.1 million in the first quarter of 1997 from $124.9 million in the first quarter of 1996, but decreased as a percentage of net sales to 4.2% in the first quarter of 1997 from 4.6% in the first quarter of 1996. The increased level of spending was attributable to expenses required to support expansion of the Company's business, consisting primarily of incremental personnel and support costs, lease payments relating to new operating facilities, and expenses associated with the development and maintenance of information systems. The decrease in operating expenses as a percentage of net sales

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED



was primarily attributable to the growth of Ingram Alliance, which utilizes a lower cost business model, and economies of scale from higher sales volumes.

      In the first quarter of 1996 and 1997, the Company recorded noncash compensation charges related to the vested portion of previously granted stock options converted to Ingram Micro stock options. Noncash compensation charges decreased 73.1% to $1.8 million in the first quarter of 1997 from $6.7 million in the first quarter of 1996. The higher amount in 1996 was due to the initial noncash compensation charge recorded in the first quarter of 1996 when the terms and grants of these stock options were established. The Company expects to record additional noncash compensation charges of $1.8 million in each of the second, third and fourth quarters of 1997.

      Excluding noncash compensation charges, total income from operations expressed as a percentage of net sales remained unchanged at 2.2% in the first quarter of 1997 and the first quarter of 1996. Income from operations in the United States excluding the noncash compensation charge increased as a percentage of U.S. net sales to 2.7% in the first quarter of 1997 from 2.6% in the first quarter of 1996. Income from operations in Europe excluding the noncash compensation charge decreased as a percentage of European net sales to 1.0% in the first quarter of 1997 from 1.1% in the first quarter of 1996. Income from operations for other international regions excluding the noncash compensation charge decreased as a percentage of other international net sales to 1.7% in the first quarter of 1997 from 2.5% in the first quarter of 1996 due to the impact of higher cost of sales as a percentage of other international net sales.

      For the reasons set forth above, income from operations, including noncash compensation charges, increased 43.4% to $78.8 million in the first quarter of 1997 from $54.9 million in the first quarter of 1996, and, as a percentage of net sales, increased to 2.2% in the first quarter of 1997 from 2.0% in the first quarter of 1996.

      Other expense, net, which consists primarily of net interest expense (including interest expense charged by Ingram Industries in 1996), foreign currency exchange losses, and miscellaneous non-operating expenses, decreased 36.7% to $9.7 million in the first quarter of 1997 from $15.3 million in the first quarter of 1996, and decreased as a percentage of net sales to 0.3% in the first quarter of 1997 from 0.6% in the first quarter of 1996. The decrease in other expense was largely attributable to a year-over-year decrease in interest expense to $7.3 million in the first quarter of 1997 from $14.6 million (including interest expense charged by Ingram Industries) in the first quarter of 1996, primarily related to repayment of indebtedness to Ingram Industries with proceeds from the Company's initial public offering in the fourth quarter of 1996. The decrease in interest expense was partially offset by the increase in other expense to $3.1 million in the first quarter of 1997 from $0.9 million in the first quarter of 1996 resulting from the classification of $2.9 million of financing costs in the first quarter of 1997 relating to the Company's accounts receivable securitization program. See -- "Liquidity and Capital Resources". Such expenses were reflected as interest expense charged by Ingram Industries in the first quarter of 1996.

      The provision for income taxes increased 79.5% to $28.5 million in the first quarter of 1997 from $15.9 million in the first quarter of 1996, reflecting the 74.3% increase in the Company's income before income taxes and minority interest. The Company's effective tax rate was 41.2% in the first quarter of 1997 compared to 40.0% in the first quarter of 1996. The increase in the effective tax rate was primarily due to the effect of higher state taxes and tax benefits of noncash compensation charges. In 1996, the Company filed consolidated state tax returns with Ingram Industries which allowed the Company to take advantage of certain apportionment benefits among the states. In 1997, the Company will file its own separate state tax returns. In addition, approximately one-half of the noncash compensation charge for the first quarter of 1997 is not deductible for income tax purposes. The noncash compensation charge for the first quarter of 1996 was fully deductible for income tax purposes.

      Excluding noncash compensation charges of $1.4 million (net of tax) for the first quarter of 1997 and $4.1 million (net of tax) for the first quarter of 1996, net income increased 49.7% to $41.8 million in the first quarter of 1997 from $27.9 million in the first quarter of 1996 and, as a percentage of net sales, increased to 1.1% in the first quarter of 1997 from 1.0% in the first quarter of 1996. Pro forma earnings per share, excluding noncash compensation charges, increased 26.0% to $0.29 in the first quarter of 1997 from $0.23 in the first quarter of 1996. Net income, including noncash compensation charges, increased 69.5% to $40.4 million in the first quarter of 1997 from $23.8 million in the first quarter of 1996. Earnings per share, including the noncash compensation charge, increased 40.0% to $0.28 in the

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


first quarter of 1997 from $0.20 in the first quarter of 1996.

QUARTERLY DATA; SEASONALITY

      The Company's quarterly sales and operating results have varied in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, inventory adjustments, product supply constraints, competitive conditions including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations, and general economic conditions. The Company's narrow operating margins may magnify such fluctuations, particularly on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and cash needs largely through income from operations and borrowings, trade and supplier credit and, more recently, the public sale of 23,200,000 shares of its Class A Common Stock at $18.00 per share in the IPO completed in November 1996.

      Cash used by operating activities was $191.4 million in the first quarter of 1997 as compared to cash provided by operating activities of $35.2 million in the first quarter of 1996. The significant increase in cash used by operating activities in the first quarter of 1997 over the first quarter of 1996 was due to the increase in accounts receivable and inventory levels at March 29, 1997 as compared to March 30, 1996. Cash provided by the increase in accounts payable in the first quarter of 1997 partially offset the use related to accounts receivable and inventory. The increase in inventory levels at March 29, 1997 was due to the growth in sales volume, new product launches and the pursuit of attractive product buying opportunities in order to maintain high customer order fill rates.

      Net cash used by investing activities was $21.3 million in the first quarter of 1997 as compared to $16.1 million in the first quarter of 1996. The increase was due to the Company's expansion of warehouse and other facilities.

      Net cash provided by financing activities was $228.2 million in the first quarter of 1997 as compared to cash used by financing activities of $37.8 million in the first quarter of 1996. The increase in net cash provided by financing activities was caused primarily by proceeds drawn under the revolving credit facility and new long-term debt of $221.9 million in the first quarter of 1997 as compared to the net repayment of borrowings from Ingram Industries totaling $55.9 million in the first quarter of 1996. Borrowings under the revolving credit facility and long-term debt were used, in part, to finance the increase in accounts receivable and inventories.

      Prior to the Split-Off, the Company's sources of capital had primarily been borrowings from Ingram Industries. Ingram Industries no longer provides financing to the Company following the Split-Off. In November 1996, the Company entered into a $1 billion Credit Facility (the "Credit Facility") with a syndicate of banks for which NationsBank of Texas, N.A. and The Bank of Nova Scotia acted as agents. The Company is required to comply with certain financial covenants, including minimum net worth, restrictions on funded debt, current ratio and interest coverage, which will be tested as of the end of each fiscal quarter. The Credit Facility also restricts the Company's ability to pay dividends. Borrowings will be subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At March 29, 1997, the Company was in compliance with these financial covenants and had $363.5 million in outstanding borrowings under the Credit Facility.

      From February 1993 through the Split-Off, the Company had an agreement with Ingram Industries whereby the Company sold all of its domestic trade accounts receivable to Ingram Industries on an ongoing basis. Ingram Industries transferred certain trade accounts receivable from the Company and other Ingram Industries affiliates to a trust which sold certificates representing undivided interests in the total pool of trade receivables without recourse. As of November 1, 1996, Ingram Industries had sold $160 million of fixed rate medium term certificates and established a commercial paper program, supported by a variable rate certificate. The arrangement with the trust extends to December 31, 1999,

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED



renewable biannually under an evergreen provision up to a maximum term of 20 years. In connection with the Split-Off, in partial satisfaction of amounts due to Ingram Industries, the Ingram Industries accounts receivable securitization program was assumed by the Company, which is now the sole seller of receivables. Under the amended program, certain of the Company's domestic receivables are transferred to the trust. The Company believes the amended program contains sufficient trade accounts receivable to support the outstanding fixed rate medium term certificates as well as an unspecified amount under the variable rate certificate which supports the commercial paper program. At March 29, 1997, the amount of commercial paper outstanding totaled $105.0 million. Assumption of the securitization program resulted in a $160 million reduction of trade accounts receivable and long-term debt in the Company's consolidated balance sheet at March 29, 1997 and December 28, 1996.

      The Company announced on April 30, 1997 that it has signed a definitive agreement to acquire the Intelligent Electronics Inc. ("IE") indirect distribution business, its Reseller Network Division ("RND"). Under the terms of the agreement, Ingram Micro will pay a total of $78 million, subject to adjustment, in a combination of cash and assumption of liabilities in excess of current assets. Pending regulatory review and IE stockholder approval, the transaction is expected to close as soon as three months from the announcement date. The RND business model -- also known as "wholesale aggregation" or "master reseller" -- is complementary to Ingram Alliance. The Company believes that the agreement will provide a new revenue source as well as strengthen the Company's relationships to resellers through new programs, better access to key manufacturers and improved operations. The Company will also become the primary wholesaler to IE's XLSource division, an authorized direct sales organization and reseller for products of more than 80 technology manufacturers, for an initial term of up to three years. The Company believes that its existing cash and credit facilities are adequate to pay the purchase price for RND and discharge its other obligations under the agreement, as well as finance the anticipated increase in accounts receivable and inventories upon completion of the acquisition of RND.

COMMENTS ON FORWARD-LOOKING INFORMATION

      In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended December 28, 1996, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996, including Exhibit 99.01 attached thereto.

NEW ACCOUNTING STANDARDS

      In March 1997, the Financial Accounting Standards Board issued FAS 128 which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter of 1997, restatement of previously reported earnings per share for each income statement presented. The Company does not expect the adoption of FAS 128 to have a material impact on its financial condition or results of operations. However, pro forma disclosure of earnings per share as computed under FAS 128 is presented in the notes to consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

       No.           Description
       ---           -----------
       27            Financial Data Schedule

b)     Reports on Form 8-K

       No reports on Form 8-K have been filed during the thirteen weeks ended March 29, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INGRAM MICRO INC.


                                      By:  /s/ Michael J. Grainger
                                          -------------------------------------
                                      Name:   Michael J. Grainger
                                      Title:  Executive Vice President and
                                      Worldwide Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

May 8, 1997