Form 10-Q
period 1997-06-28
INGRAM MICRO INC
filed 1997-08-12
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

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

           1600 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92799-5125
               (Address of principal executive offices) (Zip code)

                                 (714) 566-1000
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The Registrant had 28,080,554 shares of Class A Common Stock, par value $.01 per share, and 107,066,882 shares of Class B Common Stock, par value $.01 per share, outstanding at June 30, 1997.

                                INGRAM MICRO INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                           Pages


         Consolidated Balance Sheet at June 28, 1997 and December 28, 1996                                3
         Consolidated Statement of Income for the thirteen weeks and twenty-six
              weeks ended June 28, 1997 and June 29, 1996                                                 4
         Consolidated Statement of Cash Flows for the twenty-six weeks
              ended June 28, 1997 and June 29, 1996                                                       5
         Notes to Consolidated Financial Statements                                                      6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                      8-14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               15

Item 4.  Submission of Matters to a Vote of Security Holders                                             15

Item 5.  Other Information                                                                              15-16

Item 6.  Exhibits and Reports on Form 8-K                                                                16

Signatures                                                                                               17

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)




                                                                      JUNE 28,      DECEMBER 28,
                                                                       1997             1996
                                                                   -----------      -----------
                                                                   (UNAUDITED)
ASSETS
   Current assets:
     Cash                                                          $    71,316      $    48,279
     Trade accounts receivable (less allowances of $45,398
         in 1997 and $38,622 in 1996)                                1,189,541        1,143,028
     Inventories                                                     1,825,520        1,818,047
     Other current assets                                              142,490          145,964
                                                                   -----------      -----------
       Total current assets                                          3,228,867        3,155,318

   Property and equipment, net                                         169,105          161,172
   Goodwill, net                                                        24,345           25,918
   Other                                                                28,405           24,539
                                                                   -----------      -----------
       Total assets                                                $ 3,450,722      $ 3,366,947
                                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                              $ 1,797,703      $ 2,047,988
     Accrued expenses                                                  186,698          162,887
     Current maturities of long-term debt                               34,323           23,899
                                                                   -----------      -----------
       Total current liabilities                                     2,018,724        2,234,774

   Long-term debt                                                      484,507          280,134
   Other                                                                19,528            6,190
                                                                   -----------      -----------
       Total liabilities                                             2,522,759        2,521,098

   Minority interest                                                     4,103            3,476
   Commitments and contingencies
   Redeemable Class B Common Stock                                      16,873           17,223

   Stockholders' equity:
     Preferred Stock, $0.01 par value, 1,000,000 shares
        authorized; no shares issued and outstanding                      --               --
     Class A Common Stock, $0.01 par value, 265,000,000 shares
        authorized; 26,155,091 and 25,047,696 shares issued
        and outstanding in 1997 and 1996, respectively                     261              250
     Class B Common Stock, $0.01 par value, 135,000,000 shares
        authorized; 108,951,882 and 109,043,762 shares issued
        and outstanding in 1997 and 1996 (including redeemable
       shares of 2,410,400 in 1997 and 2,460,400 in 1996)                1,066            1,066
     Additional paid in capital                                        461,869          449,657
     Retained earnings                                                 453,146          372,801
     Cumulative translation adjustment                                  (8,976)           1,910
     Unearned compensation                                                (379)            (534)
                                                                   -----------      -----------
       Total stockholders' equity                                      906,987          825,150
                                                                   -----------      -----------
       Total liabilities and stockholders' equity                  $ 3,450,722      $ 3,366,947
                                                                   ===========      ===========



       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                            JUNE 28,         JUNE 29,        JUNE 28,         JUNE 29,
                                                             1997             1996            1997              1996
                                                         -----------      -----------      -----------      -----------
Net sales                                                $ 3,716,827      $ 2,790,432      $ 7,366,805      $ 5,543,167

Cost of sales                                              3,474,702        2,599,964        6,889,972        5,166,134
                                                         -----------      -----------      -----------      -----------

Gross profit                                                 242,125          190,468          476,833          377,033

Expenses:
       Selling, general and administrative                   161,221          129,348          315,366          252,652
       Charges allocated from Ingram Industries                 --                560             --              2,143
       Noncash compensation charge                             1,734            1,057            3,547            7,802
                                                         -----------      -----------      -----------      -----------
                                                             162,955          130,965          318,913          262,597
                                                         -----------      -----------      -----------      -----------

Income from operations                                        79,170           59,503          157,920          114,436

Other (income) expense:
       Interest income                                        (1,238)            (421)          (2,052)            (761)
       Interest expense                                        9,096            3,600           16,404            7,526
       Interest expense charged by Ingram Industries            --             10,537             --             21,172
       Net foreign currency exchange loss                         91              166              154              392
       Other                                                   3,266              734            6,414            1,610
                                                         -----------      -----------      -----------      -----------
                                                              11,215           14,616           20,920           29,939
                                                         -----------      -----------      -----------      -----------

Income before income taxes and
        minority interest                                     67,955           44,887          137,000           84,497

Provision for income taxes                                    27,575           18,002           56,028           33,856
                                                         -----------      -----------      -----------      -----------

Income before minority interest                               40,380           26,885           80,972           50,641

Minority interest                                                412               73              627                1
                                                         -----------      -----------      -----------      -----------

Net income                                               $    39,968      $    26,812      $    80,345      $    50,640
                                                         ===========      ===========      ===========      ===========


Earnings per share                                       $      0.27      $      0.22      $      0.55      $      0.42
                                                         ===========      ===========      ===========      ===========




       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000S)
                                   (UNAUDITED)


                                                                                                 TWENTY-SIX WEEKS ENDED
                                                                                                  JUNE 28,      JUNE 29,
                                                                                                   1997          1996
                                                                                                ---------      ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     Net income                                                                                 $  80,345      $  50,640
     Adjustments to reconcile net income to
          cash provided by operating activities:
          Depreciation and amortization                                                            21,207         15,700
          Deferred income taxes                                                                    (1,329)        (2,190)
          Minority interest                                                                           627              1
          Noncash compensation charge                                                               3,547          7,802
     Changes in operating assets and liabilities:
          Trade accounts receivable                                                               (83,506)        49,804
          Inventories                                                                             (35,060)       242,256
          Other current assets                                                                      1,674             16
          Accounts payable                                                                       (214,959)      (247,848)
          Accrued expenses                                                                         40,316          2,443
                                                                                                ---------      ---------
          Cash (used) provided by operating activities                                           (187,138)       118,624

CASH (USED) PROVIDED BY INVESTING ACTIVITIES:
     Purchase of property & equipment                                                             (40,061)       (33,026)
     Proceeds from sale of property & equipment                                                    10,249           --
     Other                                                                                         (1,565)        (1,394)
                                                                                                ---------      ---------
               Cash (used) by investing activities                                                (31,377)       (34,420)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
     Repurchase of Redeemable Class B Common Stock                                                   (350)          --
     Exercise of stock options including tax benefits                                               8,830           --
     Decrease in borrowings from Ingram Industries                                                   --         (112,945)
     Proceeds from debt                                                                            44,259            943
     Net borrowings under revolving credit facilities                                             190,639         34,505
     Distribution to Ingram Industries                                                               --          (20,000)
     Minority interest investment                                                                    --            2,400
                                                                                                ---------      ---------
               Cash provided (used) by financing activities                                       243,378        (95,097)

Effect of exchange rate changes on cash                                                            (1,826)          (851)
                                                                                                ---------      ---------

Increase (decrease) in cash                                                                        23,037        (11,744)

Cash, beginning of period                                                                          48,279         56,916
                                                                                                ---------      ---------

Cash, end of period                                                                             $  71,316      $  45,172
                                                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
     Interest                                                                                   $  15,702      $  28,945
     Income taxes                                                                                  67,533         37,817
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

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      Ingram Micro Inc. (the "Company" or "Ingram Micro") is primarily engaged in wholesale distribution of computer-based technology products and services. The Company conducts the majority of its operations in North America and Europe. In November 1996, the Company's former parent, Ingram Industries Inc. ("Ingram Industries"), consummated a split-off of the Company in a tax-free reorganization (the "Split-Off"). In connection with the Split-Off, certain stockholders of Ingram Industries exchanged all or some of their shares of Ingram Industries Common Stock for 107,251,362 shares of Class B Common Stock of the Company in specified ratios.

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of June 28, 1997, their results of operations for the thirteen and twenty-six weeks ended June 28, 1997 and June 29, 1996 and their cash flows for the twenty-six weeks ended June 28, 1997 and June 29, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the twenty-six weeks ended June 28, 1997 may not be indicative of the results of operations that can be expected for the entire fiscal year ended January 3, 1998.

NOTE 2 - EARNINGS PER SHARE

      Historical earnings per share for the thirteen and twenty-six weeks ended June 29, 1996 reflect the Company's capital structure as a result of the Split-Off. Earnings per share is determined based on the number of shares outstanding after giving effect to the Split-Off in addition to all dilutive common stock and common stock equivalent shares. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such shares issued within 12 months of the initial public offering (the "IPO") of the Company's Class A Common Stock are treated as if they were outstanding for all periods presented prior to the IPO using the treasury stock method. The number of common and common equivalent shares outstanding used in the computation of earnings per share for the thirteen and twenty-six weeks ended June 28, 1997 was 145,713,553 and 145,506,701, respectively, and for the thirteen and twenty-six weeks ended June 29, 1996 was 121,406,591.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter, the restatement of previously reported earnings per share for each income statement presented. Pro forma disclosure of earnings per share information as if the Company implemented FAS 128 during the thirteen and twenty-six weeks ended June 28, 1997 and June 29, 1996 is as follows:

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)







PRO FORMA EARNINGS PER SHARE:                                                   THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                                                JUNE 28,     JUNE 29,      JUNE 28,       JUNE 29,
                                                                                 1997         1996           1997          1996
                                                                             ------------  ------------  ------------  ------------
Net income                                                                   $     39,968  $     26,812  $     80,345  $     50,640
                                                                             ============  ============  ============  ============

Weighted average shares                                                       134,999,003   107,251,362   134,886,284   107,251,362
                                                                             ============  ============  ============  ============

Basic earnings per share                                                     $       0.30  $       0.25  $       0.60  $       0.47
                                                                             ============  ============  ============  ============

Weighted average shares including the dilutive effect of stock options
    (10,714,550 and 10,620,417 for the 13 and 26 weeks ended June 28, 1997, respectively, and 14,155,229 for the
    13 and 26 weeks ended June 29, 1996)                                      145,713,553   121,406,591   145,506,701   121,406,591
                                                                             ============  ============  ============  ============

Diluted earnings per share                                                   $       0.27  $       0.22  $       0.55  $       0.42
                                                                             ============  ============  ============  ============




NOTE 3 - COMMON STOCK

      The Company has two classes of Common Stock, consisting of 265,000,000 authorized shares of $0.01 par value Class A Common Stock and 135,000,000 authorized shares of $0.01 par value Class B Common Stock, and 1,000,000 authorized shares of $0.01 par value Preferred Stock. Class A stockholders are entitled to one vote on each matter to be voted on by the stockholders whereas Class B stockholders are entitled to ten votes on each matter to be voted on by the stockholders. The two classes of stock have the same rights in all other respects. Each share of Class B Common Stock may at any time be converted to a share of Class A Common Stock; however, conversion will occur automatically on the earliest of (i) November 6, 2001; (ii) the sale or transfer of such share of Class B Common Stock to any person not specifically authorized to hold such shares by the Company's Certificate of Incorporation; or (iii) the date on which the number of shares of Class B Common Stock then outstanding represents less than 25% of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Ingram Micro is the leading wholesale distributor of computer-based technology products and services worldwide. In November 1996, the Company was split-off from Ingram Industries (the "Split-Off") and completed an initial public offering (the "IPO") of its Class A Common Stock that raised $393.8 million, net of underwriters' discounts and expenses, of which approximately $366.3 million was used to repay certain indebtedness to Ingram Industries. Concurrently with the completion of the IPO, the Company entered into a $1 billion credit facility with a syndicate of banks for which NationsBank of Texas N.A. and The Bank of Nova Scotia acted as agents. In addition, the Company assumed an Ingram Industries accounts receivable securitization program under which $160 million of fixed rate medium term certificates and $96.6 million in trust certificate-backed commercial paper was outstanding at June 28, 1997. See "-- Liquidity and Capital Resources."

     In connection with the Split-Off, certain outstanding Ingram Industries stock options, incentive stock units ("ISUs"), and stock appreciation rights ("SARs") held by certain employees of Ingram Industries, Ingram Entertainment Inc., and Ingram Micro were converted to options to purchase up to an aggregate of approximately 10,989,000 shares of Class A Common Stock ("Rollover Stock Options"). The Company recorded a pre-tax noncash compensation charge of approximately $1.7 million ($1.4 million net of tax) and $3.5 million ($2.9 million net of tax) in the thirteen and twenty-six week periods ended June 28, 1997, respectively. Noncash compensation charges for the comparable prior year periods were $1.0 million ($0.6 million net of tax) and $7.8 million ($4.8 million net of tax) for the thirteen and twenty-six week periods ended June 29, 1996, respectively. Noncash compensation charges relate to the vested portion of certain Rollover Stock Options based on the difference between the estimated fair value of such options at the applicable measurement dates and the exercise price of such options. The Company will record additional noncash compensation charges over the remaining vesting periods of the Rollover Stock Options. These additional charges are expected to be approximately $3.6 million ($2.9 million net of tax) for the remainder of 1997, compared to $15.5 million ($14.7 million net of tax) for the comparable prior year period, $4.8 million ($3.7 million net of tax) for 1998 and $2.7 million ($1.9 million net of tax) for 1999.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.


                                           THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                         JUNE 28,           JUNE 29,           JUNE 28,           JUNE 29,
                                           1997              1996               1997                1996
                                     ---------------    ---------------    ---------------    ---------------
NET SALES BY GEOGRAPHIC REGION (1):                           (DOLLARS IN MILLIONS)
United States                        $2,615     70.4%   $1,928     69.1%   $5,077     68.9%   $3,711     66.9%
Europe                                  711     19.1%      554     19.9%    1,469     19.9%    1,186     21.4%
Other international                     391     10.5%      308     11.0%      821     11.2%      646     11.7%
                                     ---------------    ---------------    ---------------    ---------------
Total                                $3,717    100.0%   $2,790    100.0%   $7,367    100.0%   $5,543    100.0%
                                     ===============    ===============    ===============    ===============


-----------------------

(1) Net sales are classified by location of the shipping destination of products. Products sold through the U.S. Export Division are classified as other international sales. This represents a change in presentation from previous periods when the Company classified U.S. Export Division sales as United States sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED



     The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.


                                                                          PERCENTAGE OF NET SALES
                                                          THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                         JUNE 28,        JUNE 29,        JUNE 28,        JUNE 29,
                                                           1997            1996           1997             1996
                                                        ---------       ---------       ---------       ---------
Net sales                                                   100.0%          100.0%          100.0%          100.0%
Cost of sales                                                93.5%           93.2%           93.5%           93.2%
                                                        ---------       ---------       ---------       ---------
Gross profit                                                  6.5%            6.8%            6.5%            6.8%
Expenses:
        SG&A expenses and charges allocated
              from Ingram Industries                          4.3%            4.6%            4.3%            4.6%
        Noncash compensation charge                           0.1%            0.1%            0.1%            0.1%
                                                        ---------       ---------       ---------       ---------
Income from operations                                        2.1%            2.1%            2.1%            2.1%
Other expense, net                                            0.3%            0.5%            0.3%            0.6%
                                                        ---------       ---------       ---------       ---------
Income before income taxes and minority interest              1.8%            1.6%            1.8%            1.5%
Provision for income taxes                                    0.7%            0.6%            0.7%            0.6%
Minority interest                                             0.0%            0.0%            0.0%            0.0%
                                                        ---------       ---------       ---------       ---------
Net income                                                    1.1%            1.0%            1.1%            0.9%
                                                        =========       =========       =========       =========



THIRTEEN WEEKS ENDED JUNE 28, 1997 AS COMPARED TO THE THIRTEEN WEEKS ENDED JUNE 29, 1996

     Consolidated net sales increased 33.2% to $3.7 billion in the second quarter of 1997 from $2.8 billion in the second quarter of 1996. The increase in worldwide net sales was attributable to growth in the microcomputer products industry in general, the addition of new customers, increased sales to the existing customer base, improved product availability and expansion of the Company's product offerings.

     Net sales from U.S. operations increased 35.6% to $2.6 billion in the second quarter of 1997 from $1.9 billion in the second quarter of 1996. In addition to the factors above that impacted net sales worldwide, U.S. net sales were positively impacted by the strong growth in Ingram Alliance. Ingram Alliance sales grew 83.9% to $837.3 million in the second quarter of 1997 from $455.4 million in the second quarter of 1996. See "-- Part II, Item 5. Other Information" regarding the potential impact on U.S. net sales and shipping costs of a nationwide strike against United Parcel Service in the third quarter of 1997. Net sales from European operations increased 28.5% to $711.0 million in the second quarter of 1997 from $553.5 million in the second quarter of 1996. The U.S. dollar was stronger against most European currencies during the second quarter of 1997 relative to the second quarter of 1996. At constant exchange rates, net sales from European operations would have increased 35.5% in the second quarter of 1997 as compared to the second quarter of 1996. Other international net sales (which include export sales from the United States) increased 26.9% to $391.4 million in the second quarter of 1997 from $308.5 million in the second quarter of 1996. Growth in other international net sales occurred principally due to growth in net sales from the Company's Canadian, Mexican and export operations.

     Cost of sales as a percentage of net sales increased to 93.5% in the second quarter of 1997 from 93.2% in the second quarter of 1996. This increase was largely attributable to the increase as a percentage of net sales of the Ingram Alliance business, which has lower gross margins, as well as competitive pricing pressures in Europe and Canada.

     Total SG&A expenses (including charges allocated from Ingram Industries in 1996) increased 24.1% to $161.2 million in the second quarter of 1997 from $129.9 million in the second quarter of 1996. However, total SG&A

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


expenses decreased as a percentage of net sales to 4.3% in the second quarter of 1997 from 4.6% in the second quarter of 1996. The increased level of spending was attributable to expenses required to support expansion of the Company's business, consisting primarily of incremental personnel and support costs, lease payments relating to new operating facilities, and expenses associated with the development and maintenance of information systems. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to the growth of Ingram Alliance, which utilizes a lower cost business model, and economies of scale from higher sales volumes.

     Noncash compensation charges increased 64.0% to $1.7 million in the second quarter of 1997 from $1.0 million in the second quarter of 1996. The amount of noncash compensation charges varies from period to period due to the impact of vesting and forfeitures related to the underlying stock options. The Company expects to record additional noncash compensation charges of approximately $1.8 million in each of the third and fourth quarters of 1997.

     Excluding noncash compensation charges, total income from operations expressed as a percentage of net sales remained unchanged at 2.2% in the second quarter of 1997 and 1996. Income from operations in the United States excluding the noncash compensation charge, expressed as a percentage of U.S. net sales, remained unchanged at 2.7% in the second quarter of 1997 and 1996. Excluding the noncash compensation charge, income from operations in Europe increased as a percentage of European net sales to 0.5% in the second quarter of 1997 from 0.3% in the second quarter of 1996, largely as a result of lower SG&A expenses as a percentage of European net sales. Excluding the noncash compensation charge, income from operations as a percentage of net sales for other international regions (which includes export operations) decreased to 2.0% in the second quarter of 1997 from 2.1% in the second quarter of 1996 due to the impact of higher cost of sales as a percentage of other international net sales.

     For the reasons set forth above, income from operations, including noncash compensation charges, increased 33.1% to $79.2 million in the second quarter of 1997 from $59.5 million in the second quarter of 1996. As a percentage of sales, income from operations, including noncash compensation charges, remained unchanged at 2.1% during the second quarter of 1997 and 1996.

     Other expense, net, which consists primarily of net interest expense (including interest expense charged by Ingram Industries in 1996), foreign currency exchange losses, and miscellaneous non-operating expenses, decreased 23.3% to $11.2 million in the second quarter of 1997 from $14.6 million in the second quarter of 1996. As a percentage of net sales, other expense, net, decreased to 0.3% in the second quarter of 1997 from 0.5% in the second quarter of 1996. The decrease in other expense was largely attributable to a year-over-year decrease in interest expense to $9.1 million in the second quarter of 1997 from $14.1 million in the second quarter of 1996. The decrease in interest expense primarily related to lower levels of debt resulting from repayment of indebtedness to Ingram Industries with proceeds from the IPO in the fourth quarter of 1996. The decrease in interest expense was partially offset by the increase in other expense to $3.3 million in the second quarter of 1997 from $0.7 million in the second quarter of 1996, resulting from the reclassification of $2.8 million of financing costs in the second quarter of 1997 relating to the Company's accounts receivable securitization program. See "-- Liquidity and Capital Resources." Such expenses were reflected as interest expense charged by Ingram Industries in the second quarter of 1996.

     The provision for income taxes increased 53.2% to $27.6 million in the second quarter of 1997 from $18.0 million in the second quarter of 1996. The increase in the provision for income taxes reflects the increase in the Company's income before income taxes and minority interest of 51.4% in the second quarter of 1997 over the comparable 1996 period. The Company's effective tax rate was 40.6% in the second quarter of 1997 compared to 40.1% in the second quarter of 1996. The increase in the effective tax rate was primarily due to the effect of higher state taxes and the limited tax benefits of noncash compensation charges. In 1996, the Company filed consolidated state tax returns with Ingram Industries which allowed the Company to take advantage of certain apportionment benefits among the states. In 1997, the Company will file its own separate state tax returns. Approximately one-half of the noncash compensation charge for the second quarter of 1997 is not deductible for income tax purposes. The noncash compensation charge for the second quarter of 1996 was fully deductible for income tax purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


     Excluding noncash compensation charges of $1.4 million (net of tax) for the second quarter of 1997 and $0.6 million (net of tax) for the second quarter of 1996, net income increased 50.8% to $41.4 million in the second quarter of 1997 from $27.5 million in the second quarter of 1996 and, as a percentage of net sales, increased to 1.1% in the second quarter of 1997 from 1.0% in the second quarter of 1996. Pro forma earnings per share, excluding noncash compensation charges, increased 21.7% to $0.28 in the second quarter of 1997 from $0.23 in the second quarter of 1996. Net income, including noncash compensation charges, increased 49.1% to $40.0 million in the second quarter of 1997 from $26.8 million in the second quarter of 1996. Earnings per share, including the noncash compensation charge, increased 22.7% to $0.27 in the second quarter of 1997 from $0.22 in the second quarter of 1996.

TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AS COMPARED TO THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996

     Consolidated net sales for the first half of 1997 increased 32.9% to $7.4 billion from $5.5 billion in the first half of 1996. The increase in worldwide net sales was attributable to the same factors summarized in the discussion of net sales for the thirteen weeks ended June 28, 1997 and June 29, 1996.

     Net sales from U.S. operations increased 36.8% to $5.1 billion in the first half of 1997 from $3.7 billion in the first half of 1996. In addition to the factors above that impacted net sales worldwide, U.S. net sales were positively impacted by the strong growth in Ingram Alliance. Ingram Alliance sales grew 83.3% to $1.5 billion in the first half of 1997 from $828 million in the first half of 1996. See "-- Part II, Item 5. Other Information" regarding the potential impact on U.S. net sales and shipping costs of a nationwide strike against United Parcel Service in the third quarter of 1997. Net sales from European operations increased 23.9% to $1.5 billion in the first half of 1997 from $1.2 billion in the first half of 1996. The U.S. dollar was stronger against most European currencies during the first half of 1997 relative to the first half of 1996. At constant exchange rates, net sales from European operations would have increased 30.3% in the first half of 1997 as compared to the first half of 1996. Other international net sales (which include export sales from the United States) increased 27.1% to $821.1 million in the first half of 1997 from $645.8 million in the first half of 1996. Growth in other international net sales was attributable to the same factors summarized in the discussion of other international net sales for the thirteen weeks ended June 28, 1997 and June 29, 1996.

     Cost of sales as a percentage of net sales increased to 93.5% in the first half of 1997 from 93.2% in the first half of 1996. This increase was largely attributable to the increase as a percentage of net sales of the Ingram Alliance business, which has lower gross margins, as well as competitive pricing pressures in Europe and Canada.

     Total SG&A expenses (including charges allocated from Ingram Industries in 1996) increased 23.8% to $315.4 million in the first half of 1997 from $254.8 million in the first half of 1996. However, total SG&A expenses decreased as a percentage of net sales to 4.3% in the first half of 1997 from 4.6% in the first half of 1996. The increased level of spending as well as the decrease in SG&A expenses as a percentage of net sales was primarily attributable to the same factors summarized in the discussion of total SG&A expenses for the thirteen weeks ended June 28, 1997 and June 29, 1996.

     Noncash compensation charges decreased 54.5% to $3.5 million in the first half of 1997 from $7.8 million in the first half of 1996. The higher amount in 1996 was due to the initial noncash compensation charge recorded in the first quarter of 1996 when the terms and grants of these stock options were established.

     Excluding noncash compensation charges, total income from operations expressed as a percentage of net sales remained unchanged at 2.2% in the first half of 1997 and 1996. Income from operations in the United States excluding the noncash compensation charge, expressed as a percentage of U.S. net sales, remained unchanged at 2.7% in the first half of 1997 and 1996. Excluding the noncash compensation charge, income from operations in Europe as a percentage of European net sales remained unchanged at 0.7% in the first half of 1997 and 1996. Excluding the noncash compensation charge, income from operations as a percentage of other international net sales (which includes export operations) decreased to 1.9% in the first half of 1997 from 2.2% in the first half of 1996 due to the impact of higher cost of sales as a percentage of other international net sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


     For the reasons set forth above, income from operations increased 38.0% to $157.9 million for the first half of 1997 from $114.4 million in the first half of 1996. As a percentage of sales, income from operations, including noncash compensation charges, remained unchanged at 2.1% during the first half of 1997 and 1996.

     Other expense, net, which consists primarily of net interest expense (including interest expense charged by Ingram Industries in 1996), foreign currency exchange losses, and miscellaneous non-operating expenses decreased 30.1% to $20.9 million in the first half of 1997 from $29.9 million in the first half of 1996. As a percentage of net sales, other expense, net, decreased to 0.3% in the first half of 1997 from 0.6% in the first half of 1996. The decrease in other expense was largely attributable to a year-over-year decrease in interest expense to $16.4 million in the first half of 1997 from $28.7 million in the first half of 1996. The decrease in interest expense primarily related to lower levels of debt resulting from repayment of indebtedness to Ingram Industries with proceeds from the IPO in the fourth quarter of 1996. The decrease in interest expense was partially offset by the increase in other expense to $6.4 million in the first half of 1997 from $1.6 million in the first half of 1996 resulting from the reclassification of $5.7 million of financing costs in the first half of 1997 relating to the Company's accounts receivable securitization program. See "--Liquidity and Capital Resources." Such expenses were reflected as interest expense charged by Ingram Industries in the first half of 1996.

     The provision for income taxes increased 65.5% to $56.0 million in the first half of 1997 from $33.9 million in the first half of 1996. The increase in the provision for income taxes reflects the increase in the Company's income before income taxes and minority interest of 62.1% in the first half of 1997 over the comparable 1996 period. The Company's effective tax rate was 40.9% in the first half of 1997 compared to 40.1% in the first half of 1996. The increase in the effective tax rate was primarily due to the effect of higher state taxes and the limited tax benefits of noncash compensation charges. In 1996, the Company filed consolidated state tax returns with Ingram Industries which allowed the Company to take advantage of certain apportionment benefits among the states. In 1997, the Company will file its own separate state tax returns. Approximately one-half of the noncash compensation charge for the first half of 1997 is not deductible for income tax purposes. The noncash compensation charge for the first half of 1996 was fully deductible for income tax purposes.

     Excluding noncash compensation charges of $2.9 million (net of tax) for the first half of 1997 and $4.8 million (net of tax) for the first half of 1996, net income increased 50.3% to $83.2 million in the first half of 1997 from $55.4 million in the first half of 1996 and, as a percentage of net sales, increased to 1.1% in the first half of 1997 from 1.0% in the first half of 1996. Pro forma earnings per share, excluding noncash compensation charges, increased 23.9% to $0.57 for the first half of 1997 from $0.46 in the first half of 1996. Net income, including noncash compensation charges, increased 58.7% to $80.3 million for the first half of 1997 from $50.6 million in the first half of 1996. Earnings per share, including the noncash compensation charge, increased 31.0% to $0.55 in the first half of 1997 from $0.42 in the first half of 1996.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     Cash used by operating activities was $187.1 million in the twenty-six weeks ended June 28, 1997 as compared to cash provided by operating activities of $118.6 million in the twenty-six weeks ended June 29, 1996. The significant increase in cash used by operating activities in the twenty-six weeks ended June 28, 1997 over the comparable 1996 period was largely due to the decrease in accounts payable at June 28, 1997 from December 28, 1996 of $215.0 million which was not offset by declines in trade accounts receivable and inventories. The accounts payable balance at June 28, 1997 decreased from the December 28, 1996 balance as a result of a higher than normal ratio of accounts payable to inventory at December 28, 1996.

     Net cash used by investing activities was $31.3 million in the twenty-six weeks ended June 28, 1997 as compared to $34.4 million in the twenty-six weeks ended June 29, 1996. The decrease in net cash used by investing activities is due to proceeds of $10.2 million realized on the sale and leaseback of a distribution center in the twenty-six weeks ended June 28, 1997. Purchases of property and equipment increased to $40.0 million during the twenty-six weeks ended June 28, 1997 from $33.0 million in the twenty-six weeks ended June 29, 1996 resulting from the Company's expansion of warehouse and other facilities.

     Net cash provided by financing activities was $243.4 million in the twenty-six weeks ended June 28, 1997 as compared to cash used by financing activities of $95.1 million in the twenty-six weeks ended June 29, 1996. The increase in net cash provided by financing activities was caused primarily by proceeds drawn under the revolving credit facility and long-term debt of $234.9 million in the twenty-six weeks ended June 28, 1997 as compared to the net repayment of borrowings from Ingram Industries in the twenty-six weeks ended June 29, 1996 as well as a distribution to Ingram Industries in connection with the Split-Off of $20.0 million in the 1996 period. Borrowings under the revolving credit facility and long-term debt were used, in part, to finance the decrease in accounts payable at June 28, 1997. The Company's debt to capitalization ratio was 36.4% at June 28, 1997, up from 26.9% at December 28, 1996 but down substantially from 69.4% at June 29, 1996.

      Prior to the Split-Off, the Company's sources of capital were primarily borrowings from Ingram Industries. Ingram Industries stopped providing financing to the Company following the Split-Off. In November 1996, the Company entered into a $1 billion credit facility (the "Credit Facility") with a syndicate of banks for which NationsBank of Texas N.A. and The Bank of Nova Scotia acted as agents. The Company is required to comply with certain financial covenants, including minimum net worth, restrictions on funded debt, current ratio and interest coverage, which will be tested as of the end of each fiscal quarter. The Credit Facility also restricts the Company's ability to pay dividends. Borrowings will be subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At June 28, 1997, the Company was in compliance with these financial covenants and had $361.5 million in outstanding borrowings under the Credit Facility.

     From February 1993 through the Split-Off, the Company had an agreement with Ingram Industries whereby the Company sold all of its domestic trade accounts receivable to Ingram Industries on an ongoing basis. Ingram Industries transferred certain trade accounts receivable from the Company and other Ingram Industries affiliates to a trust which sold certificates representing undivided interests in the total pool of trade receivables without recourse. As of November 1, 1996, Ingram Industries had sold $160 million of fixed rate medium term certificates and established a commercial paper program, supported by a variable rate certificate. The arrangement with the trust extends to December 31, 1999, renewable biannually under an evergreen provision up to a maximum term of 20 years. In connection with the Split-Off, in partial satisfaction of amounts due to Ingram Industries, the Ingram Industries accounts receivable securitization program was assumed by the Company, which is now the sole seller of receivables. Under the amended program, certain of the Company's domestic receivables are transferred to the trust. The Company believes the amended program contains sufficient trade accounts receivable to support the outstanding fixed rate medium term certificates as well as an unspecified amount under the variable rate certificate which supports the commercial paper program. At June 28, 1997, the amount of commercial paper outstanding totaled $96.6 million. Assumption of the securitization program resulted in a $160 million reduction of trade accounts receivable and long-term debt in the Company's consolidated balance sheet at June 28, 1997 and December 28, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


     The Company announced on July 21, 1997 that it has completed the acquisition of the Intelligent Electronics Inc. ("IE") indirect distribution business, its Reseller Network Division ("RND"). See "-- Part II, Item 5. Other Information." Under the terms of the agreement, Ingram Micro assumed $78 million, in liabilities in excess of current assets. The Company believes that its existing cash and credit facilities are adequate to pay the purchase price for RND and discharge its other obligations under the agreement, as well as finance the increase in accounts receivable and inventories.

COMMENTS ON FORWARD-LOOKING INFORMATION

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Form 10-K for the year ended December 28, 1996, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996, including Exhibit
99.01 attached thereto.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter of 1997, restatement of previously reported earnings per share for each income statement presented. The Company does not expect the adoption of FAS 128 to have a material impact on its financial condition or results of operations. However, pro forma disclosure of earnings per share as computed under FAS 128 is presented in the notes to consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which will become effective in fiscal 1998. The Company does not expect the adoption of FAS 130 to have a material impact on its financial condition or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which will become effective in fiscal 1998. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its consolidated financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Shareowners was held on May 7, 1997.

(b) The only matter submitted for a vote at the Annual Meeting was the election of eight directors (constituting the entire Board of Directors). The following table lists the individuals and the number of votes cast for, against or withheld for each such individual elected to the Board of Directors for a term to expire at the 1998 Annual Meeting of Shareowners.


      Nominee                                                                          No. of Votes
      -------                                                                          ------------

      Don H. Davis, Jr.                          For                                   1,025,623,043
                                                 Against                                           0
                                                 Abstentions                               1,463,783

      David B. Ingram                            For                                   1,024,968,735
                                                 Against                                           0
                                                 Abstentions                               2,118,091

      John R. Ingram                             For                                   1,025,622,434
                                                 Against                                           0
                                                 Abstentions                               1,464,392

      Martha R. Ingram                           For                                   1,025,620,263
                                                 Against                                           0
                                                 Abstentions                               1,466,563

      Philip M. Pfeffer                          For                                   1,025,622,413
                                                 Against                                           0
                                                 Abstentions                               1,464,413

      J. Phillip Samper                          For                                   1,025,624,043
                                                 Against                                           0
                                                 Abstentions                               1,462,783

      Jerre L. Stead                             For                                   1,025,624,043
                                                 Against                                           0
                                                 Abstentions                               1,461,983

      Joe B. Wyatt                               For                                   1,025,622,938
                                                 Against                                           0
                                                 Abstentions                               1,463,888



ITEM 5.  OTHER INFORMATION

     The Company announced on July 21, 1997 that it completed the acquisition of IE's indirect distribution business, its RND. Under the terms of the agreement, Ingram Micro assumed $78 million in liabilities in excess of current assets. The RND business model -- also known as "wholesale aggregation" or "master reseller" -- is complementary to Ingram Alliance. The Company believes that the acquisition will provide a new revenue source as well as strengthen the Company's relationships with resellers through new programs, better access to key manufacturers and improved operations. The Company also became the primary wholesaler to IE's XLSource division, an authorized direct sales organization and reseller for products of more than 80 technology manufacturers, for an initial term of up to three years. As discussed in Exhibit 99.01 to the Company's 1996 Annual Report on Form 10-K, acquisitions such as the IE RND business involve a number of risks and difficulties for the Company. The inability to successfully integrate IE's RND operations into the Company's existing operations could have a material adverse effect on the Company's financial condition and results of operations.

     The Company relies almost entirely on arrangements with independent shipping companies for the delivery of its products to reseller customers and end-user customers. Currently, United Parcel Service ("UPS"), Federal Express Corporation, Western Package Service, General Parcel Services, Roadway Parcel Services, and Watkins Motor Lines deliver the substantial majority of the Company's products to its customers within the United States. On August 4, 1997, members of the International Brotherhood of Teamsters began a nationwide strike against UPS. This strike has materially impaired UPS's ability to perform shipping services required by the Company within the United States. The Company has shifted all of its U.S. shipments to other carriers, although on less favorable terms, in some cases. There can be no assurance that other carriers will continue to be able to assume all of the shipping volume handled by UPS for the Company on terms as favorable as those available from UPS. Only the Company's shipments within the United States are impacted. A decline in the reliability and timeliness of the Company's deliveries could have a material impact on the Company's U.S. net sales, as could any attempt by the Company to raise prices in response to increased shipping costs. A decline in U.S. net sales could have a material adverse effect on the Company's business, financial condition and results of operations.

     A Registration Statement on Form S-1 (the "Form S-1") filed by the Company with the Securities and Exchange Commission covering 3,383,369 shares of Class A Common Stock was declared effective on June 27, 1997. The Form S-1 relates to the offer and sale of up to 1,378,369 shares of Class A Common Stock by the Company at various prices to holders of stock options issued (upon exercise of such stock options) under the Ingram Micro Inc. 1996 Rollover Stock Option Plan who are current or former employees or directors of Ingram Industries, Ingram Entertainment, or their respective subsidiaries. The Form S-1 also relates to the offer and sale by the Ingram Thrift Plan, the Ingram Micro Thrift Plan and the Ingram Entertainment Thrift Plan (collectively, the "Thrift Plans"), of a total of 2,005,000 shares of Class A Common Stock of the Company (resulting from the conversion of shares of Class B Common Stock of the Company held by the Thrift Plans) in order to meet their liquidity needs. The Company kept the Prospectus filed in connection with the Form S-1 available until July 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

           No.         Description

           27          Financial Data Schedule

b)    Reports on Form 8-K

         No reports on Form 8-K have been filed during the thirteen weeks ended June 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        INGRAM MICRO INC.


                        By: /s/  MICHAEL J. GRAINGER
                            -------------------------------
                        Name:   Michael J. Grainger
                        Title:  Executive Vice President and Worldwide Chief
                                Financial Officer (Principal Financial Officer
                                and Principal Accounting Officer)






August 12, 1997