Form 10-Q
period 1997-09-30
INGRAM MICRO INC
filed 1997-11-12
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM ________ TO ___________


                        COMMISSION FILE NUMBER: 1-12203


                                INGRAM MICRO INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                       62-1644402
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


           1600 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92799-5125
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (714) 566-1000
--------------------------------------------------------------------------------
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

The Registrant had 29,766,858 shares of Class A Common Stock, par value $.01 per share, and 106,961,852 shares of Class B Common Stock, par value $.01 per share, outstanding at September 27, 1997.

                                INGRAM MICRO INC.

                                      INDEX

                                                                                      Pages
                                                                                      -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at September 27, 1997 and December 28, 1996         3
         Consolidated Statement of Income for the thirteen weeks and thirty-nine
              weeks ended September 27, 1997 and September 28, 1996                     4
         Consolidated Statement of Cash Flows for the thirty-nine weeks
              ended September 27, 1997 and September 28, 1996                           5
         Notes to Consolidated Financial Statements                                   6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   9-16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                             16

Item 2.  Changes in Securities and Use of Proceeds                                     16

Item 5.  Other Information                                                          16-17

Item 6.  Exhibits and Reports on Form 8-K                                              17

Signatures                                                                             18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (dollars in 000s, except per share data)

                                                                      September 27,     December 28,
                                                                          1997              1996
                                                                      -------------     ------------
                                                                       (Unaudited)
ASSETS
   Current assets:
     Cash                                                               $   60,211       $   48,279
     Trade accounts receivable (less allowances of $52,243
         in 1997 and $38,622 in 1996)                                    1,304,476        1,143,028
     Inventories                                                         2,251,663        1,818,047
     Other current assets                                                  170,157          145,964
                                                                        ----------       ----------
       Total current assets                                              3,786,507        3,155,318

   Property and equipment, net                                             187,483          161,172
   Goodwill, net                                                           112,067           25,918
   Other                                                                    43,870           24,539
                                                                        ----------       ----------
       Total assets                                                     $4,129,927       $3,366,947
                                                                        ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                   $2,459,169       $2,047,988
     Accrued expenses                                                      244,028          162,887
     Current maturities of long-term debt                                   25,302           23,899
                                                                        ----------       ----------
       Total current liabilities                                         2,728,499        2,234,774

   Long-term debt                                                          392,438          280,134
   Other                                                                    20,624            6,190
                                                                        ----------       ----------
       Total liabilities                                                 3,141,561        2,521,098

   Minority interest                                                         4,407            3,476
   Commitments and contingencies
   Redeemable Class B Common Stock                                          16,698           17,223

   Stockholders' equity:
     Preferred Stock, $0.01 par value, 1,000,000 shares
        authorized; no shares issued and outstanding                             -                -
     Class A Common Stock, $0.01 par value, 265,000,000 shares
        authorized; 29,766,858 and 25,047,696 shares issued
        and outstanding in 1997 and 1996, respectively                         298              250
     Class B Common Stock, $0.01 par value, 135,000,000 shares
        authorized; 106,961,852 and 109,043,762 shares issued
        and outstanding in 1997 and 1996 (including redeemable
        shares of 2,385,400 in 1997 and 2,460,400 in 1996)                   1,046            1,066
     Additional paid in capital                                            479,516          449,657
     Retained earnings                                                     497,439          372,801
     Cumulative translation adjustment                                     (10,720)           1,910
     Unearned compensation                                                    (318)            (534)
                                                                        ----------       ----------
       Total stockholders' equity                                          967,261          825,150
                                                                        ----------       ----------
       Total liabilities and stockholders' equity                       $4,129,927       $3,366,947
                                                                        ==========       ==========

       See accompanying notes to these consolidated financial statements.

                               INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (dollars in 000s, except per share data)
                                  (Unaudited)

                                                      Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                                 -------------------------------          --------------------------------
                                                 September 27,      September 28,         September 27,       September 28,
                                                     1997               1996                  1997                1996
                                                 -------------      ------------          -------------       ------------
Net sales                                         $ 4,087,334        $ 2,931,543           $ 11,454,139        $ 8,474,710

Cost of sales                                       3,823,338          2,734,089             10,713,183          7,900,223
                                                  -----------        -----------           ------------        -----------

Gross profit                                          263,996            197,454                740,956            574,487

Expenses:
    Selling, general and administrative               176,585            133,840                491,951            386,492
    Charges allocated from Ingram Industries                -              1,116                      -              3,259
    Noncash compensation charge                         1,825              1,057                  5,372              8,859
                                                  -----------        -----------           ------------        -----------
                                                      178,410            136,013                497,323            398,610
                                                  -----------        -----------           ------------        -----------

Income from operations                                 85,586             61,441                243,633            175,877

Other (income) expense:
    Interest income                                      (658)              (427)                (2,710)            (1,188)
    Interest expense                                    6,944              3,082                 23,348             10,608
    Interest expense charged by Ingram Industries           -              9,740                      -             30,912
    Net foreign currency exchange loss                    571                 55                    852                447
    Other                                               3,060                 79                  9,474              1,689
                                                  -----------        -----------           ------------        -----------
                                                        9,917             12,529                 30,964             42,468
                                                  -----------        -----------           ------------        -----------

Income before income taxes and
     minority interest                                 75,669             48,912                212,669            133,409

Provision for income taxes                             31,073             21,603                 87,101             55,459
                                                  -----------        -----------           ------------        -----------

Income before minority interest                        44,596             27,309                125,568             77,950

Minority interest                                         304                382                    931                383
                                                  -----------        -----------           ------------        -----------

Net income                                        $    44,292        $    26,927           $    124,637        $    77,567
                                                  ===========        ===========           ============        ===========


Earnings per share                                $      0.30        $      0.22           $       0.85        $      0.64
                                                  ===========        ===========           ============        ===========



       See accompanying notes to these consolidated financial statements.

                               INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (dollars in 000s)
                                  (Unaudited)

                                                                           Thirty-nine Weeks Ended
                                                                       -------------------------------
                                                                       September 27,     September 28,
                                                                           1997              1996
                                                                       -------------     -------------
Cash provided (used) by operating activities:
   Net income                                                            $ 124,637         $  77,567
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization                                          34,159            25,253
     Deferred income taxes                                                  (1,774)           (3,144)
     Minority interest                                                         931               383
     Noncash compensation charge                                             5,372             8,859
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Trade accounts receivable                                            (168,966)          (63,799)
     Inventories                                                          (323,122)          194,288
     Other current assets                                                  (24,827)          (16,280)
     Accounts payable                                                      180,914            25,890
     Accrued expenses                                                       63,495            24,235
                                                                         ---------         ---------
     Cash (used) provided by operating activities                         (109,181)          273,252

Cash (used) provided by investing activities:
   Acquisitions, net of cash acquired                                       25,125                 -
   Escrow deposit                                                          (10,000)                -
   Purchase of property & equipment                                        (61,774)          (62,503)
   Proceeds from sale of property & equipment                               10,334                 -
   Other                                                                       681            (2,034)
                                                                         ---------         ---------
       Cash (used) by investing activities                                 (35,634)          (64,537)

Cash provided (used) by financing activities:
   Proceeds from sale (repurchase) of Redeemable Class B Common Stock         (525)           17,223
   Exercise of stock options including tax benefits                         24,729                 -
   Decrease in borrowings from Ingram Industries                                 -          (194,090)
   Proceeds from debt                                                      101,238             2,481
   Net borrowings (repayments) under revolving credit facilities            33,883           (29,612)
   Distribution to Ingram Industries                                             -           (20,000)
   Minority interest investment                                                  -             2,400
                                                                         ---------         ---------
       Cash provided (used) by financing activities                        159,325          (221,598)

Effect of exchange rate changes on cash                                     (2,578)             (837)
                                                                         ---------         ---------

Increase (decrease) in cash                                                 11,932           (13,720)

Cash, beginning of period                                                   48,279            56,916
                                                                         ---------         ---------

Cash, end of period                                                      $  60,211         $  43,196
                                                                         =========         =========

Supplemental disclosure of cash flow information:
Cash payments during the period:
   Interest                                                              $  22,789         $  41,814
   Income taxes                                                             81,844            60,090

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

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of September 27, 1997, their results of operations for the thirteen and thirty-nine weeks ended September 27, 1997 and September 28, 1996 and their cash flows for the thirty-nine weeks ended September 27, 1997 and September 28, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirty-nine weeks ended September 27, 1997 may not be indicative of the results of operations that can be expected for the entire fiscal year ending January 3, 1998.

NOTE 2 - EARNINGS PER SHARE

         Historical earnings per share for the thirteen and thirty-nine weeks ended September 28, 1996 reflect the Company's capital structure as a result of the Split-Off. Earnings per share is determined based on the number of shares outstanding after giving effect to the Split-Off in addition to all dilutive common stock and common stock equivalent shares. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such shares issued within 12 months of the initial public offering (the "IPO") of the Company's Class A Common Stock are treated as if they were outstanding for all periods presented prior to the IPO using the treasury stock method. The number of common and common equivalent shares outstanding used in the computation of earnings per share for the thirteen and thirty-nine weeks ended September 27, 1997 was 146,827,680 and 145,947,027, respectively, and for the thirteen and thirty-nine weeks ended September 28, 1996 was 122,248,680 and 121,687,287.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter, the restatement of previously reported earnings per share for each income statement presented. Pro forma disclosure of earnings per share information as if the Company implemented FAS 128 during the thirteen and thirty-nine weeks ended September 27, 1997 and September 28, 1996 is as follows:

                               INGRAM MICRO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (dollars in 000s, except per share data)

PRO FORMA EARNINGS PER SHARE:

                                                        Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                   --------------------------------      -------------------------------
                                                   September 27,      September 28,      September 27,     September 28,
                                                      1997               1996               1997               1996
                                                   -------------      -------------      --------------   ---------------
Net income                                         $     44,292        $     26,927       $    124,637       $     77,567
                                                   ============        ============       =============      ============

Weighted average shares                             136,294,984         109,518,171        135,355,851        108,006,965
                                                   ============        ============       =============      ============

Basic earnings per share                           $       0.32        $       0.25       $       0.92       $       0.72
                                                   ============        ============       =============      ============

Weighted average shares including
    the dilutive effect of stock options
    (10,532,696 and 10,591,176 for the 13
    and 39 weeks ended September 27,
    1997, respectively, and 12,730,509
    and 13,680,322 for the 13 and 39
    weeks ended September 28, 1996)                 146,827,680         122,248,680        145,947,027        121,687,287
                                                   ============        ============       =============      ============

Diluted earnings per share                         $       0.30        $       0.22       $       0.85       $       0.64
                                                   ============        ============       =============      ============



NOTE 3 - ACQUISITIONS

      On July 18, 1997, the Company completed the acquisition of the Intelligent Electronics Inc. ("IE") indirect distribution business, its Reseller Network Division ("RND"). The purchase price was $78 million, payable by the assumption of liabilities in excess of current assets (including $29,964 in cash acquired), based on the balance sheet of RND at closing. The Company deposited $10 million of the purchase price into an escrow account for final settlement of any purchase price adjustments. This acquisition was accounted for using the purchase method and the results of RND's operations have been combined with those of the Company since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 20 years.

      The following table reflects unaudited pro forma combined results of operations of the Company and RND as if the acquisition had occurred at the beginning of fiscal 1996:



(In thousands except per share amounts)                       Thirty-nine Weeks Ended
                                                         ----------------------------------
                                                         September 27,        September 28,
                                                            1997                   1996
                                                         -------------        -------------
Net sales                                                 $12,503,442          $10,881,120

Net income                                                $   108,116          $    72,957

Earnings per share                                        $      0.74          $      0.60

      These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual consolidated results of

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (dollars in 000s, except per share data)

operations might have been if the acquisition had been effective at the beginning of fiscal 1996. Pro forma combined results of operations for the nine months ended September 28, 1996 exclude a nonrecurring charge of $61.6 million taken by RND in the 3rd quarter of fiscal 1996 primarily relating to the write-off of previously recorded goodwill. If this nonrecurring charge were included, pro forma combined results of operations for the nine months ended September 28, 1996 would reflect net income of $11,381 and earnings per share of $0.09.

      In April 1997, the Company acquired Tallgrass Technologies A.S., a distributor of computer products based in Norway. In August 1997, the Company acquired J&W Computer GmbH, a distributor of computer products based in Germany. The purchase price and results of operations of the acquired businesses were not material in relation to the Company's consolidated assets and results of operations.

NOTE 4 - LONG-TERM DEBT

      On October 28, 1997, the Company entered into two new multi-currency revolving credit agreements totaling $650 million with two syndicates of banks in order to supplement its existing $1 billion credit facility which matures on October 30, 2001. The European credit facility provides for aggregate borrowings up to $500 million while the Canadian credit facility provides for aggregate borrowings up to $150 million. These new credit facilities are unsecured; the European credit facility matures on October 28, 2002 and the Canadian credit facility matures on October 28, 2001. The Company is required to comply with certain financial covenants, including minimum net worth, current ratio, interest coverage, restrictions on the amount of funded debt and restrictions on the payment of dividends. These covenants as well as interest rate options available under the new European and Canadian credit facilities are substantially the same as those provided under the Company's existing $1 billion credit facility, as amended.

NOTE 5 - COMMON STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Ingram Micro is the leading wholesale distributor of computer-based technology products and services worldwide. In November 1996, the Company was split-off from Ingram Industries (the "Split-Off") and completed an initial public offering (the "IPO") of its Class A Common Stock that raised $393.8 million, net of underwriters' discounts and expenses, of which approximately $366.3 million was used to repay certain indebtedness to Ingram Industries. Concurrently with the completion of the IPO, the Company entered into a $1 billion credit facility with a syndicate of banks for which NationsBank of Texas N.A. and The Bank of Nova Scotia acted as agents. On October 28, 1997, the Company added two new multi-currency revolving credit facilities totaling $650 million, providing the Company total committed revolving credit facilities of $1.65 billion. In addition, the Company assumed an Ingram Industries accounts receivable securitization program under which $160 million of fixed rate medium term certificates and $150 million in trust certificate-backed commercial paper was outstanding at September 27, 1997. See "-- Liquidity and Capital Resources."

     In connection with the Split-Off, certain outstanding Ingram Industries stock options, incentive stock units ("ISUs"), and stock appreciation rights ("SARs") held by certain employees of Ingram Industries, Ingram Entertainment Inc., and Ingram Micro were converted to options to purchase up to an aggregate of approximately 10,989,000 shares of Class A Common Stock ("Rollover Stock Options"). The Company recorded a pre-tax noncash compensation charge of approximately $1.8 million ($1.5 million net of tax) and $5.4 million ($4.4 million net of tax) in the thirteen and thirty-nine week periods ended September 27, 1997, respectively. Noncash compensation charges for the comparable prior year periods were $1.0 million ($0.6 million net of tax) and $8.9 million ($5.4 million net of tax) for the thirteen and thirty-nine week periods ended September 28, 1996, respectively. Noncash compensation charges relate to the vested portion of certain Rollover Stock Options based on the difference between the estimated fair value of such options at the applicable measurement dates and the exercise price of such options. The Company will record additional noncash compensation charges over the remaining vesting periods of the Rollover Stock Options. These additional charges are expected to be approximately $1.8 million ($1.5 million net of tax) in the 4th quarter of 1997, compared to $14.5 million ($14.1 million net of tax) for the comparable prior year period, $4.8 million ($3.7 million net of tax) for 1998 and $2.7 million ($1.9 million net of tax) for 1999.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.


                                                  Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                                      -----------------------------------------     -----------------------------------------
                                        September 27,          September 28,           September 27,          September 28,
                                            1997                    1996                   1997                   1996
                                      -----------------      ------------------     -------------------     -----------------
                                                                         (dollars in millions)
Net Sales by geographic region (1):
United States                         $ 2,968    72.6%       $ 2,052      70.0%     $ 8,045       70.2%     $ 5,763     68.0%
Europe                                    716    17.5%           559      19.1%       2,185       19.1%       1,745     20.6%
Other international                       403     9.9%           321      10.9%       1,224       10.7%         967     11.4%
                                      ---------------        -----------------      ------------------      ----------------
Total                                 $ 4,087   100.0%       $ 2,932     100.0%     $11,454      100.0%     $ 8,475    100.0%
                                      ===============        =================      ==================      ================

(1) Net sales are classified by location of the shipping destination of products. Products sold through the U.S. Export Division are classified as other international sales. This change in presentation was implemented in the 2nd quarter of 1997. Prior to the change, the Company classified U.S. Export Division sales as United States sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

         The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                                            Percentage of Net Sales
                                                       --------------------------------------------------------------------
                                                           Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                                       -------------------------------      -------------------------------
                                                       September 27,     September 28,      September 27,     September 28,
                                                           1997              1996                1997             1996
                                                       -------------     -------------      -------------     -------------
Net sales                                                 100.0%            100.0%              100.0%            100.0%
Cost of sales                                              93.5%             93.3%               93.5%             93.2%
                                                          -----             -----               -----             -----
Gross profit                                                6.5%              6.7%                6.5%              6.8%
Expenses:
    SG&A expenses and charges allocated
        from Ingram Industries                              4.4%              4.6%                4.3%              4.6%
    Noncash compensation charge                             0.0%              0.0%                0.1%              0.1%
                                                          -----             -----               -----             -----
Income from operations                                      2.1%              2.1%                2.1%              2.1%
Other expense, net                                          0.2%              0.4%                0.2%              0.5%
                                                          -----             -----               -----             -----
Income before income taxes and minority interest            1.9%              1.7%                1.9%              1.6%
Provision for income taxes                                  0.8%              0.8%                0.8%              0.7%
Minority interest                                           0.0%              0.0%                0.0%              0.0%
                                                          -----             -----               -----             -----
Net income                                                  1.1%              0.9%                1.1%              0.9%
                                                          =====             =====               =====             =====


THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AS COMPARED TO THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996

         Consolidated net sales increased 39.4% to $4.09 billion in the third quarter of 1997 from $2.93 billion in the third quarter of 1996. The increase in worldwide net sales was attributable to growth in the microcomputer products industry in general, the addition of new customers, increased sales to the existing customer base, improved product availability, and expansion of the Company's product offerings.

         Net sales from U.S. operations increased 44.6% to $2.97 billion in the third quarter of 1997 from $2.05 billion in the third quarter of 1996. In addition to the factors above that impacted net sales worldwide, U.S. net sales were positively impacted by the acquisition of the Intelligent Electronics Inc. ("IE") indirect distribution business, its Reseller Network Division ("RND"), which was completed on July 18, 1997. The RND business model, which is complementary to Ingram Alliance, is known as the "wholesale aggregation" or "master reseller" business. Concurrent with the RND acquisition, the Company more fully integrated its master reseller business into its wholesale distribution business. Net sales from European operations increased 28.2% to $716.4 million in the third quarter of 1997 from $558.7 million in the third quarter of 1996. The U.S. dollar was stronger against most European currencies during the third quarter of 1997 relative to the third quarter of 1996. At constant exchange rates, net sales from European operations would have increased 37.9% in the third quarter of 1997 as compared to the third quarter of 1996. Other international net sales (which include export sales from the United States) increased 25.6% to $403.4 million in the third quarter of 1997 from $321.0 million in the third quarter of 1996. Growth in other international net sales occurred principally due to growth in net sales from the Company's Canadian, Mexican and export operations.

         Cost of sales as a percentage of net sales increased to 93.5% in the third quarter of 1997 from 93.3% in the third quarter of 1996. This increase was largely attributable to the increase as a percentage of net sales of the master reseller (wholesale aggregation) business, which has lower gross margins, as well as competitive pricing pressures in other international regions.

         Total SG&A expenses (including charges allocated from Ingram Industries in 1996) increased 30.8% to $176.6 million in the third quarter of 1997 from $135.0 million in the third quarter of 1996. However, total SG&A expenses decreased as a percentage of net sales to 4.4% in the third quarter

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


of 1997 from 4.6% in the third quarter of 1996. The increased level of spending was attributable to expenses required to support expansion of the Company's business, consisting primarily of incremental personnel and support costs, lease payments relating to new operating facilities, and expenses associated with the development and maintenance of information systems. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to the growth of the Company's master reseller (wholesale aggregation) business, which utilizes a lower cost business model, and economies of scale from higher sales volumes.

         Noncash compensation charges increased 72.7% to $1.8 million in the third quarter of 1997 from $1.0 million in the third quarter of 1996. The amount of noncash compensation charges varies from period to period due to the impact of vesting and forfeitures related to the underlying stock options. The Company expects to record additional noncash compensation charges of approximately $1.8 million in the fourth quarter of 1997.

         Excluding noncash compensation charges, total income from operations increased 39.9% to $87.4 million in the third quarter of 1997 from $62.5 million in the third quarter of 1996 and, as a percentage of net sales, remained unchanged at 2.1% in the third quarter of 1997 and 1996. Income from operations in the United States excluding the noncash compensation charge, expressed as a percentage of U.S. net sales, decreased to 2.6% in the third quarter of 1997 from 2.8% in the third quarter of 1996 due to the impact of higher cost of sales as a percentage of U.S. net sales. The increase in cost of sales as a percentage of U.S. net sales was due to the increase as a percentage of net sales of the master reseller (wholesale aggregation) business, which has lower gross margins. Excluding noncash compensation charges, income from operations in Europe increased as a percentage of European net sales to 0.7% in the third quarter of 1997 from 0.0% in the third quarter of 1996, largely as a result of lower SG&A expenses as a percentage of European net sales. Excluding noncash compensation charges, income from operations as a percentage of net sales for other international regions (which includes export operations) decreased to 1.6% in the third quarter of 1997 from 1.8% in the third quarter of 1996 due to the impact of higher cost of sales as a percentage of other international net sales.

         For the reasons set forth above, income from operations, including noncash compensation charges, increased 39.3% to $85.6 million in the third quarter of 1997 from $61.4 million in the third quarter of 1996 and, as a percentage of sales, remained unchanged at 2.1% during the third quarter of 1997 and 1996.

         Other expense, net, which consists primarily of net interest expense (including interest expense charged by Ingram Industries in 1996), foreign currency exchange losses, and miscellaneous non-operating expenses, decreased 20.8% to $9.9 million in the third quarter of 1997 from $12.5 million in the third quarter of 1996. As a percentage of net sales, other expense, net, decreased to 0.2% in the third quarter of 1997 from 0.4% in the third quarter of 1996. The decrease in other expense was largely attributable to a year-over-year decrease in interest expense to $6.9 million in the third quarter of 1997 from $12.8 million in the third quarter of 1996. The decrease in interest expense primarily related to lower levels of debt resulting from repayment of indebtedness to Ingram Industries with proceeds from the IPO in the fourth quarter of 1996. The decrease in interest expense was partially offset by the increase in other expense to $3.1 million in the third quarter of 1997 from $0.1 million in the third quarter of 1996, resulting from the reclassification of $2.5 million of financing costs in the third quarter of 1997 relating to the Company's accounts receivable securitization program. See "-- Liquidity and Capital Resources." Such expenses were reflected as interest expense charged by Ingram Industries in the third quarter of 1996.

         The provision for income taxes increased 43.8% to $31.1 million in the third quarter of 1997 from $21.6 million in the third quarter of 1996. The increase in the provision for income taxes reflects the increase in the Company's income before income taxes and minority interest of 54.7% in the third quarter of 1997 over the comparable 1996 period. The Company's effective tax rate was 41.1% in the third quarter of 1997 compared to 44.2% in the third quarter of 1996. The decrease in the effective tax rate was primarily due to the effect of certain international taxes recognized in the third quarter of 1996.

         Excluding noncash compensation charges of $1.5 million (net of tax) for the third quarter of 1997 and $0.6 million (net of tax) for the third quarter of 1996, net income increased 66.2% to $45.8 million in the third quarter of 1997 from $27.6 million in the third quarter of 1996 and, as a percentage of net sales, increased to 1.1% in the third

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


quarter of 1997 from 0.9% in the third quarter of 1996. Pro forma earnings per share, excluding noncash compensation charges, increased 34.8% to $0.31 in the third quarter of 1997 from $0.23 in the third quarter of 1996. Net income, including noncash compensation charges, increased 64.5% to $44.3 million in the third quarter of 1997 from $26.9 million in the third quarter of 1996. Earnings per share, including the noncash compensation charge, increased 36.4% to $0.30 in the third quarter of 1997 from $0.22 in the third quarter of 1996.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AS COMPARED TO THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996

         Consolidated net sales for the first nine months of 1997 increased 35.2% to $11.5 billion from $8.5 billion in the first nine months of 1996. The increase in worldwide net sales was attributable to the same factors summarized in the discussion of net sales for the thirteen weeks ended September 27, 1997 and September 28, 1996.

         Net sales from U.S. operations increased 39.6% to $8.0 billion in the first nine months of 1997 from $5.8 billion in the first nine months of 1996. In addition to the factors above that impacted net sales worldwide, U.S. net sales were positively impacted by the acquisition of IE's RND which was completed on July 18, 1997. The RND business model, which is complementary to Ingram Alliance, is known as the "wholesale aggregation" or "master reseller" business. Concurrent with the RND acquisition, the Company more fully integrated its master reseller business into its wholesale distribution business. Net sales from European operations increased 25.2% to $2.2 billion in the first nine months of 1997 from $1.7 billion in the first nine months of 1996. The U.S. dollar was stronger against most European currencies during the first nine months of 1997 relative to the first nine months of 1996. At constant exchange rates, net sales from European operations would have increased 32.8% in the first nine months of 1997 as compared to the first nine months of 1996. Other international net sales (which include export sales from the United States) increased 26.6% to $1.2 billion in the first nine months of 1997 from $966.9 million in the first nine months of 1996. Growth in other international net sales was attributable to the same factors summarized in the discussion of other international net sales for the thirteen weeks ended September 27, 1997 and September 28, 1996.

         Cost of sales as a percentage of net sales increased to 93.5% in the first nine months of 1997 from 93.2% in the first nine months of 1996. This increase was largely attributable to the increase as a percentage of net sales of the master reseller (wholesale aggregation) business, which has lower gross margins, as well as competitive pricing pressures in Europe and other international regions.

         Total SG&A expenses (including charges allocated from Ingram Industries in 1996) increased 26.2% to $492.0 million in the first nine months of 1997 from $389.8 million in the first nine months of 1996. However, total SG&A expenses decreased as a percentage of net sales to 4.3% in the first nine months of 1997 from 4.6% in the first nine months of 1996. The increased level of spending as well as the decrease in SG&A expenses as a percentage of net sales was primarily attributable to the same factors summarized in the discussion of total SG&A expenses for the thirteen weeks ended September 27, 1997 and September 28, 1996.

         Noncash compensation charges decreased 39.4% to $5.4 million in the first nine months of 1997 from $8.9 million in the first nine months of 1996. The higher amount in 1996 was due to the initial noncash compensation charge recorded in the first quarter of 1996 when the terms and grants of these stock options were established.

         Excluding noncash compensation charges, total income from operations increased 34.8% to $249.0 million for the nine months ended September 27, 1997 from $184.7 million for the comparable 1996 period and, as a percentage of net sales, remained unchanged at 2.2%. Income from operations in the United States excluding the noncash compensation charge, expressed as a percentage of U.S. net sales, decreased to 2.6% in the nine months ended 1997 from 2.7% in the nine months ended 1996 due to the impact of higher cost of sales as a percentage of U.S. net sales. The increase in cost of sales as a percentage of U.S. net sales was due to the increase as a percentage of net sales of the master reseller (wholesale aggregation) business, which has lower gross margins. Excluding the noncash compensation charge, income from operations in Europe as a percentage of European net sales improved to 0.7% in the first nine months of 1997 from 0.5% in the corresponding 1996 period. Excluding the noncash compensation charge, income from operations as a percentage of other international net sales (which includes export operations) decreased to 1.8% in the first nine months of 1997 from 2.1% in the first nine months of 1996 due to the impact of higher cost of sales as a percentage of other international net sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     For the reasons set forth above, income from operations increased 38.5% to $243.6 million for the first nine months of 1997 from $175.9 million in the first nine months of 1996. As a percentage of sales, income from operations, including noncash compensation charges, remained unchanged at 2.1% during the first nine months of 1997 and 1996.

     Other expense, net, which consists primarily of net interest expense (including interest expense charged by Ingram Industries in 1996), foreign currency exchange losses, and miscellaneous non-operating expenses, decreased 27.1% to $31.0 million in the first nine months of 1997 from $42.5 million in the first nine months of 1996. As a percentage of net sales, other expense, net, decreased to 0.2% in the first nine months of 1997 from 0.5% in the first nine months of 1996. The decrease in other expense was largely attributable to a year-over-year decrease in interest expense to $23.3 million in the first nine months of 1997 from $41.5 million in the first nine months of 1996. The decrease in interest expense primarily related to lower levels of debt resulting from repayment of indebtedness to Ingram Industries with proceeds from the IPO in the fourth quarter of 1996. The decrease in interest expense was partially offset by the increase in other expense to $9.5 million in the first nine months of 1997 from $1.7 million in the first nine months of 1996 resulting from the reclassification of $8.2 million of financing costs in the first nine months of 1997 relating to the Company's accounts receivable securitization program. See "--Liquidity and Capital Resources." Such expenses were reflected as interest expense charged by Ingram Industries in the first nine months of 1996.

     The provision for income taxes increased 57.1% to $87.1 million in the first nine months of 1997 from $55.5 million in the first nine months of 1996. The increase in the provision for income taxes reflects the increase in the Company's income before income taxes and minority interest of 59.4% in the first nine months of 1997 over the comparable 1996 period. The Company's effective tax rate was 41.0% in the first nine months of 1997 compared to 41.6% in the first nine months of 1996. The decrease in the effective tax rate was primarily due to the effect of certain international taxes recognized in the third quarter of 1996.

     Excluding noncash compensation charges of $4.4 million (net of tax) for the first nine months of 1997 and $5.4 million (net of tax) for the first nine months of 1996, net income increased 55.6% to $129.1 million in the first nine months of 1997 from $83.0 million in the first nine months of 1996 and, as a percentage of net sales, increased to 1.1% in the first nine months of 1997 from 1.0% in the first nine months of 1996. Pro forma earnings per share, excluding noncash compensation charges, increased 27.5% to $0.88 for the first nine months of 1997 from $0.69 in the first nine months of 1996. Net income, including noncash compensation charges, increased 60.7% to $124.6 million for the first nine months of 1997 from $77.6 million in the first nine months of 1996. Earnings per share, including the noncash compensation charge, increased 32.8% to $0.85 in the first nine months of 1997 from $0.64 in the first nine months of 1996.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     Cash used by operating activities was $109.2 million in the thirty-nine weeks ended September 27, 1997 as compared to cash provided by operating activities of $273.3 million in the thirty-nine weeks ended September 28, 1996. The significant increase in cash used by operating activities in the thirty-nine weeks ended September 27, 1997 over the comparable 1996 period was largely due to the increase in inventories at September 27, 1997 from December 28, 1996 which accounted for a use of $323.1 million as compared to a source of $194.3 million in the corresponding 1996 period resulting from the net decrease in inventories at September 28, 1996 from December 30, 1995. Inventories at December 30, 1995 were higher than the September 28, 1996 balances due to the launch of Microsoft Windows 95 in the third quarter of 1995. The increase in inventory levels at September 27, 1997 as compared to December 28, 1996 reflect purchases made in preparation for the 4th quarter of 1997.

     Net cash used by investing activities was $35.6 million in the thirty-nine weeks ended September 27, 1997 as compared to $64.5 million in the thirty-nine weeks ended September 28, 1996. The decrease in net cash used by investing activities is due to cash acquired in connection with the acquisition of IE's RND as well as proceeds of $10.3 million realized on the sale and leaseback of a distribution center in the thirty-nine weeks ended September 27, 1997.

     Net cash provided by financing activities was $159.3 million in the thirty-nine weeks ended September 27, 1997 as compared to cash used by financing activities of $221.6 million in the thirty-nine weeks ended September 28, 1996. The increase in net cash provided by financing activities was caused primarily by proceeds drawn under the revolving credit facility and long-term debt of $135.1 million in the thirty-nine weeks ended September 27, 1997 as compared to the net repayment of borrowings from Ingram Industries and the revolving credit facility in the thirty-nine weeks ended September 28, 1996 as well as a distribution to Ingram Industries in connection with the Split-Off of $20.0 million in the 1996 period. The Company's debt to capitalization ratio was 30.2% at September 27, 1997, up from 26.9% at December 28, 1996 but down substantially from 63.1% at September 28, 1996.

      Prior to the Split-Off, the Company's sources of capital were primarily borrowings from Ingram Industries. Ingram Industries stopped providing financing to the Company following the Split-Off. In November 1996, the Company entered into a $1 billion credit facility and, in October 1997, entered into two additional multi-currency revolving credit agreements (collectively referred to as "the Credit Facilities") totaling $650 million, providing the Company with total committed revolving credit facilities of $1.65 billion. The Company is required to comply with certain financial covenants, including minimum net worth, restrictions on funded debt, current ratio and interest coverage, which will be reviewed for compliance as of the end of each fiscal quarter. The
Credit Facilities also restrict the Company's ability to pay dividends. Borrowings will be subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At September 27, 1997, the Company was in compliance with these financial covenants and had $200.6 million in outstanding borrowings under the Credit Facilities.

     From February 1993 through the Split-Off, the Company had an agreement with Ingram Industries whereby the Company sold all of its domestic trade accounts receivable to Ingram Industries on an ongoing basis. Ingram Industries transferred certain trade accounts receivable from the Company and other Ingram Industries affiliates to a trust which sold certificates representing undivided interests in the total pool of trade receivables without recourse. As of November 1, 1996, Ingram Industries had sold $160 million of fixed rate medium term certificates and established a commercial paper program, supported by a variable rate certificate. The arrangement with the trust extends to December 31, 1999, renewable biannually under an evergreen provision up to a maximum term of 20 years. In connection with the Split-Off, in partial satisfaction of amounts due to Ingram Industries, the Ingram Industries accounts receivable securitization program was assumed by the Company, which is now the sole seller of receivables. Under the amended program, certain of the Company's domestic receivables are transferred to the trust. The Company believes the amended program contains sufficient trade accounts receivable to support the outstanding fixed rate medium term certificates as well as an unspecified amount under the variable rate certificate which supports the commercial paper program. At September 27, 1997, the amount of commercial paper outstanding totaled $150.0 million. Assumption of the securitization program resulted in a $160 million reduction of

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

trade accounts receivable and long-term debt in the Company's consolidated balance sheet at September 27, 1997 and December 28, 1996.

     The Company announced on October 15, 1997 that it has signed a definitive agreement with Empresas Quintec S.A. to acquire the leading Chilean computer products distributor, Computacion Tecnica, S.A. and its affiliated companies, including Systems & Solutions Informatica Ltda., based in Sao Paulo, Brazil; Computek Enterprises (U.S.A.) Inc., based in Miami, Florida; and Computacion Tecnica Peruana S.A. located in Lima, Peru (collectively "Computek"). The acquisition is expected to be completed in the fourth quarter of 1997. See
"-- Part II, Item 5. Other Information."

     The Company announced on November 10, 1997 that it has entered into an agreement to acquire a minority equity ownership position in Electronic Resources Ltd. ("ERL"), an electronic components distributor based in Singapore and operating in ten countries within Asia. Under the terms of the agreement, the Company will purchase, from two individuals, 21 percent of ERL's outstanding shares with an option to acquire an additional 8.4 percent of the shares currently outstanding through April 30, 1999. In addition, the Company will purchase, from the two individuals, 19.1 percent of an outstanding class of warrants to acquire shares of ERL. The Company's existing Asian operations in Singapore and Malaysia will be transferred to ERL in conjunction with the share purchase. The sale of the existing Asian operations to ERL, representation on ERL's board of directors and two services agreements between the Company and ERL are subject to the approval of ERL's shareholders at an Extraordinary General Meeting expected to be held in December 1997. Shares of ERL are traded on the Stock Exchange of Singapore under the symbol "ER". See "-- Part II, Item 5. Other Information."

     The Company believes that its existing cash and credit facilities are adequate to pay the purchase price for Computek and ERL and discharge its other obligations under the agreements.

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

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which will become effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). FAS 128 does not permit early application; however, it requires, when implemented in the fourth quarter of 1997, restatement of previously reported earnings per share for each income statement presented. The Company does not expect the adoption of FAS 128 to have a material impact on its reported financial condition or results of operations. However, pro forma disclosure of earnings per share as computed under FAS 128 is presented in the notes to consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which will become effective in fiscal 1998. The Company does not expect the adoption of FAS 130 to have a material impact on its reported financial condition or results of operations.

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

     However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between June 29, 1997 and September 27, 1997, the Company issued 21,547 shares of Class A Common Stock upon exercise of outstanding Rollover Stock Options. The shares of Class A Common Stock were issued at prices ranging from $1.54 to $2.85. All such shares of Class A Common Stock were exempt from registration pursuant to Rule 701 under the Securities Act of 1933, because the Rollover Stock Options were originally granted by Ingram Industries prior to the Split-Off.

ITEM 5.  OTHER INFORMATION

     The Company announced on October 15, 1997 that it has signed a definitive agreement with Empresas Quintec S.A. to acquire the leading Chilean computer products distributor, Computacion Tecnica, S.A. ("Computek") and its affiliated companies. Through this acquisition, the Company will gain five distribution centers - two in Brazil, one in Chile, one in Peru, and one in Miami - which will allow the Company to expand its Latin American presence in these strategic markets. On November 10, 1997, the Company announced that it has entered into an agreement to acquire a minority equity ownership position in Electronic Resources Ltd. ("ERL"), an electronic components distributor based in Singapore and operating in ten countries within Asia. See "-- Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed in Exhibit 99.01 to the Company's 1996 Annual Report on Form 10-K, acquisitions such as Computek and ERL involve a number of risks and difficulties for the Company. The inability to successfully integrate Computek's operations into the Company's existing operations or a diminution in value of the ERL investment could have a material adverse effect on the Company's financial condition and results of operations.

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

     A Registration Statement on Form S-3 (the "Form S-3") was filed by the Company with the Securities and Exchange Commission on November 4, 1997 covering 10,949,298 shares of Class A Common Stock. Certain of the shares registered on the Form S-3 represent shares previously registered on Form S-1 but not sold. Such shares were carried forward from the Form S-1. The Registration Statement has not yet been declared effective. The Form S-3 relates to the offer and sale of up to 2,485,944 shares of Class A Common Stock by the Company at various prices to holders of stock options issued (upon exercise of such stock options) under the Ingram Micro Inc. 1996 Rollover Stock Option Plan who are current or former employees or directors of Ingram Industries, Ingram Entertainment, or their respective subsidiaries. The Form S-3 also relates to up to 250,000 shares of Class A Common Stock which may be offered and sold by the Company to immediate family members of certain participants in the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan. In addition, the Form S-3 also relates to the offer and sale by the Ingram Thrift Plan, the Ingram

Micro Thrift Plan and the Ingram Entertainment Thrift Plan (collectively, the "Thrift Plans"), of a total of 8,213,354 shares of Class A Common Stock of the Company (resulting from the conversion of shares of Class B Common Stock of the Company held by the Thrift Plans) in order to meet their liquidity needs.

     As is the case with many computer systems, some of the Company's systems use two digit data fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number 97 is recognized as the year 1997). Therefore, the Company's date critical functions relating to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, merchandise planning and replenishment, facilities, and financial systems, may be severely affected unless changes are made to these computer systems. The Company expects to resolve these issues in a timely manner and is currently engaged in a review of all existing computer systems in order to implement the required changes. However, no assurance can be given that these issues can be resolved in a timely manner or that the Company will not incur significant expense in resolving these issues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Number       Description
      ------       -----------
       27          Financial Data Schedule

(b)   Reports on Form 8-K

     No reports on Form 8-K have been filed during the thirteen weeks ended September 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          INGRAM MICRO INC.


                                          By: /s/ MICHAEL J. GRAINGER
                                              ---------------------------------
                                          Name: Michael J. Grainger
                                          Title: Executive Vice President and
                                                 Worldwide Chief Financial
                                                 Officer (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)

November 10, 1997

                                 EXHIBIT INDEX

  Exhibit
  Number         Description
  -------        -----------

    27          Financial Data Schedule