Form 10-K
period 1998-01-03
INGRAM MICRO INC
filed 1998-04-01
CIK 1018003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO ________________.

                        COMMISSION FILE NUMBER: 1-12203

                               INGRAM MICRO INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      62-1644402
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 1998 was $1,955,612,055 based on the closing sale price on such date of $36.625.

     The Registrant had 38,074,224 shares of Class A Common Stock, par value $.01 per share, and 99,714,672 shares of Class B Common Stock, par value $.01 per share, outstanding at March 6, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Annual Report to Shareowners for the fiscal year ended January 3, 1998 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareowners to be held May 6, 1998 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Ingram Micro Inc. (hereinafter referred to as "Ingram Micro" or the "Company") is the leading wholesale distributor of computer-based technology products and services worldwide. The Company markets microcomputer hardware, networking equipment, and software products to more than 100,000 reseller customers in more than 120 countries. As a wholesale distributor, the Company markets its products to resellers as opposed to marketing directly to end-user customers.

     Ingram Micro offers one-stop shopping to its reseller customers by providing a comprehensive inventory, which in the aggregate on a global basis, consists of more than 145,000 products (as measured by distinct manufacturer's part numbers) from over 1,400 suppliers, including most of the microcomputer industry's leading hardware manufacturers, networking equipment suppliers, and software publishers. The Company's broad product offerings include: desktop and notebook PCs, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies. In addition, to enhance sales and to support its suppliers and reseller customers, the Company provides a wide range of outsourcing and value-added programs, such as order fulfillment, tailored financing programs, channel assembly, systems configuration, and marketing programs.

     Ingram Micro entered the master reseller business in late 1994 with the launch of Ingram Alliance. The Company further expanded its master reseller business by acquiring Intelligent Electronics, Inc.'s Reseller Network Division ("RND") in July 1997 and integrating RND into Ingram Alliance. The Company's master reseller business is designed to offer resellers access to the industry's leading hardware manufacturers at competitive prices by utilizing a lower cost business model that depends upon a higher average order size, lower product returns percentage, and supplier-paid financing. The Company's success in its master reseller business has, to a large degree, been attributable to its ability to leverage Ingram Micro's distribution infrastructure and capitalize on strong supplier relationships. In addition, a substantial majority of the Company's master reseller sales are funded by floor plan financing companies whose fees are subsidized by the Company's suppliers. The Company typically receives payment from these financing institutions within three business days from the date of the sale, allowing the Company's master reseller business to operate at much lower relative working capital levels than the Company's wholesale distribution business.

     The Company is focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to its reseller customers around the world. The Company believes that IMpulse, the Company's on-line information system, provides a competitive advantage through real-time worldwide information access and processing capabilities. IMpulse is a single, standardized, real-time information system and operating environment, used across substantially all of the Company's worldwide operations. This on-line information system, coupled with the Company's exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enables the Company to provide its reseller customers with superior service in an efficient and low cost manner.

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

     In November 1996, the Company completed the sale of 23,200,000 shares of its Class A Common Stock pursuant to an initial public offering (the "IPO") at an offering price of $18.00 per share. Cash proceeds of the offering totaled $393.8 million, net of underwriters' discounts and expenses of the offering, of which approximately $366.3 million were used to repay indebtedness to its then parent, Ingram Industries Inc.

("Ingram Industries"). The remaining proceeds of the offering, amounting to $27.5 million, were used for working capital purposes. Immediately prior to the closing of the IPO, the Company was split-off from Ingram Industries in a tax-free reorganization (the "Split-Off").

THE INDUSTRY

     The worldwide microcomputer products distribution industry generally consists of suppliers, which sell directly to wholesalers, resellers, and end-users; wholesale distributors, which sell to resellers; and resellers, which sell to other resellers and directly to end-users. A variety of reseller categories exists, including corporate resellers, value-added resellers or "VARs," systems integrators, original equipment manufacturers, direct marketers, independent dealers, owner-operated chains, franchise chains, and computer retailers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses, or home users, and by the level of value they add to the basic products they sell. Wholesale distributors generally sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Different wholesale distribution models have evolved in particular countries and geographies depending on the characteristics of the local reseller environment, as well as other factors specific to a particular country or region.

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

     Markets outside the United States, which represent over half of the microcomputer industry's sales, are characterized by a more fragmented wholesale distribution channel than in the United States. Increasingly, suppliers and resellers pursuing global growth are seeking wholesale distributors with international sales and support capabilities. In addition, the microcomputer products industry in certain international markets is less mature and growing more rapidly than in the United States, and as such, international growth opportunities for microcomputer wholesaler distributors are significant.

     The evolution of open sourcing during the past several years is a phenomenon specific to the U.S. microcomputer products wholesale distribution market. Historically, branded computer systems from large suppliers such as Apple Computer, Compaq Computer, Hewlett-Packard, and IBM were sold in the United States only through authorized master resellers. Under this single sourcing model, resellers were required to purchase these products exclusively from one master reseller. Competitive pressures led some of the major computer suppliers to authorize second sourcing, in which resellers may purchase a supplier's product from a source other than their primary master reseller, subject to certain restrictive terms and conditions (such as higher prices or the elimination of floor planning subsidies). More recently, all major PC manufacturers have authorized open sourcing, a model under which resellers can purchase the supplier's product from any source on equal terms and conditions. Open sourcing has blurred the distinction between wholesale distributors and master resellers, which are increasingly able to serve the same reseller customers, whereas previously master resellers had a captive reseller customer base. The Company believes that open sourcing puts the largest and most efficient distributors of microcomputer products, which provide the highest value through superior service and pricing, in the best position to compete for reseller customers.

     A number of emerging industry trends are providing new opportunities and challenges for microcomputer distributors. Significant changes in the supply chain process have led traditional suppliers to seek ways of outsourcing component procurement and final product assembly, thereby reducing inventory related costs and shortening time-to-market for their products. In turn, certain distributors and large resellers are instituting channel assembly programs wherein the distributor or large reseller, on behalf of suppliers, acquires components and assembles and delivers products to the customer site. This build-to-order model lowers finished goods inventory and the risks associated with it. Another industry trend, the emergence of the Internet, provides distributors an additional means to serve both suppliers and reseller customers through the development and use of effective electronic commerce tools. The growing presence and importance of such electronic commerce capabilities also provides distributors with new business opportunities as new categories of products, customers, and suppliers develop.

     The dynamics of the microcomputer products wholesale distribution business favor the largest distributors which have access to financing and are able to achieve economies of scale, breadth of geographic coverage, and the strongest vendor relationships. Consequently, the distributors with these characteristics are tending to take share from smaller distributors as the industry undergoes a process of consolidation. However, smaller high value-added niche distributors may continue to compete successfully in the consolidated market. The need for wholesale distributors to implement high volume/low cost operations on a worldwide basis is continuing to grow due to ongoing price competition, the increasing demand for value-added services, the realization of open sourcing, the trend towards channel assembly, the increasing utilization of electronic commerce, and the increasing globalization of the microcomputer products industry. In summary, the microcomputer wholesale distribution industry is growing rapidly while simultaneously consolidating, creating an industry environment in which market share leadership and cost efficiency are of paramount importance.

BUSINESS STRATEGY

     All of the Company's strategic decisions and activities are guided by the following Vision and Mission statements, which were formalized in January 1997:

     OUR VISION. We will always exceed expectations . . . with every partner, every day.

     OUR MISSION. To maximize shareowner value by being the best distributor of technology for the world.

     In addition, the Company's values encourage teamwork, respect, accountability, integrity and innovation.

     The Company believes that it is the leading worldwide wholesale distributor of computer-based technology products and services and that it has developed the capabilities and scale of operations critical for long-term success in the microcomputer products distribution industry.

     The Company's strategy of offering a broad line of products and services provides reseller customers with one-stop shopping. The Company generally is able to purchase products in large quantities and to avail itself of special purchase opportunities from a broad range of suppliers. This allows the Company to take advantage of various discounts from its suppliers, which in turn enables the Company to provide competitive pricing to its reseller customers. The Company's global market presence provides suppliers with access to a broad base of geographically dispersed resellers, serviced by the Company's extensive network of distribution centers and support offices. The Company's size has permitted it to attract highly qualified associates and increase investment in personnel development and training. Also, the Company benefits from being able to make large investments in information systems, warehousing systems, and infrastructure. Further, the Company is able to spread the costs of these investments across its worldwide operations.

     The Company is pursuing a number of strategies to further enhance its leadership position within the microcomputer marketplace. These include:

     EXPAND WORLDWIDE MARKET COVERAGE. Ingram Micro is committed to extending its already extensive worldwide market coverage through internal growth in all markets in which it currently participates. In addition, the Company intends to pursue acquisitions, joint ventures, and strategic relationships outside the

United States in order to take advantage of growth opportunities and to leverage its strong systems, infrastructure, and global management skills.

     By providing greater worldwide market coverage, Ingram Micro also increases the scale of its business, which results in more cost economies. In addition, as it increases its global reach, the Company diversifies its business across different markets, reducing its exposure to individual market downturns. In 1997, the Company made six acquisitions: Intelligent Electronic's RND (U.S.), Computacion Tecnica, S.A. ("Computek") (Miami, Florida, Chile, Brazil, and
Peru), Latino Americana de Software Ltda. (Brazil), J & W Computer GmbH (Germany, Switzerland, Austria, and France), TT Microtrading Oy (Finland), and Tallgrass Technologies AS. (Norway). The Company also acquired a 21% interest in Electronic Resources Ltd. ("Electronic Resources"), a leading distributor of electronic components and computer peripherals in Asia. Electronic Resources, in turn, acquired the Company's Singapore and Malaysian operations. The Company has grown its operations outside the United States principally through acquisitions and currently has operations or sales representatives in 23 countries including Argentina, Brazil, Canada, Colombia, Chile, Ecuador, Japan, Mexico, Norway, Peru, Switzerland, and most of the countries of the European Union. Through its equity interest in Electronic Resources, the Company has distribution capabilities in Australia, New Zealand and seven Asian countries: China, India, Indonesia, Malaysia, Singapore, Thailand, and Vietnam. The Company believes that it is the market share leader in the United States, Canada, and Mexico, the third largest full-line distributor in Europe, and the second largest Pan-Latin America distributor, based on publicly available data and management's knowledge of the industry. The Company's objective is to achieve the number one market share position in each of the markets in which it operates. In keeping with this objective, Ingram Micro continues efforts aimed at maintaining a leadership position in providing global technology solutions. The Company entered into an alliance during 1997 with Allied Computing Services Ltd. (ACSL), an international association of computer resellers in North America, Europe, and Japan. This alliance with ACSL offers Ingram Micro's reseller partners a number of strategic services on a global basis, including fulfillment of international information technology bids and purchasing agreements, asset-management consulting, worldwide terms and conditions, and international project coordination with local implementation.

     EXPLOIT INFORMATION SYSTEMS LEADERSHIP. Ingram Micro continually invests in its information systems which are crucial in supporting the Company's growth and its ability to maintain high service and performance levels. The Company has developed a scalable, full-featured information system, IMpulse, which the Company believes is critical to its ability to deliver worldwide, real-time information to both suppliers and reseller customers. IMpulse is a single, standardized information system, used across substantially all of the Company's markets worldwide, that has been customized to suit local market requirements. The Company believes that it is the only full-line wholesale distributor of microcomputer products in the world with such a centralized global system.

     The Company will continue to invest in the enhancement and expansion of its systems to create additional applications and functionality including further expansion in electronic links with reseller customers and suppliers to provide better access to the Company's extensive database for pricing, product availability, and technical information.

     PROVIDE SUPERIOR EXECUTION FOR RESELLER CUSTOMERS. Ingram Micro continually refines its systems and processes to provide superior execution and service to reseller customers. The Company's electronic commerce capabilities have expanded to include the Internet-based Electronic Catalog, In-Depth Library, and Auction Block. In the United States, the Company has implemented CTI Technology, which provides onscreen caller identification, abandoned call management capabilities, and speed dialing to telesales associates. Also in the United States, the POWER system provides improved response time to resellers' product returns and other customer service requests. To support future customer requirements, the Company continues to expand and upgrade its distribution network. For example, a new 600,000 square foot state-of-the-art distribution center in Millington, Tennessee was opened in mid-1997. This distribution center is strategically located near several major transportation hubs and benefits from lower regional labor costs. The Company has also implemented formal systems for evaluating and tracking key performance metrics such as responsiveness to customers, processing accuracy, and order fulfillment. Ingram Micro uses these metrics as well as customer satisfaction surveys to measure improvements on all the key elements that are believed to be important to the customer.

     Ingram Micro strives to maintain high order fill rates by keeping extensive supplies of product in its 33 distribution centers worldwide. In the United States and Canada, the Company has implemented control systems and processes referred to as Bulletproof Shipping, which include stock-keeping unit ("SKU") bar coding for all products and on-line quality assurance methods. As a result of this program, substantially all orders in the United States received by 5:00 p.m. are shipped on the same day, with highly accurate shipping performance.

     A recent example of the Company's ability to provide superior execution for its reseller customers was the Company's ability to respond to a strike against an independent shipping company that the Company uses for delivery of a majority of the Company's products to its customers in the United States. On August 4, 1997, members of the International Brotherhood of Teamsters began a nationwide strike against United Parcel Service ("UPS"). Although this 2 1/2 week strike materially impaired UPS' ability to perform shipping services required by the Company within the United States, the Company was able to successfully shift all of its U.S. shipments to other carriers, although on less favorable terms in some cases. As a result of the successful execution of the Company's contingency plans, and the teamwork among the Company's associates, outside vendors and carriers, the Company was able to maintain outbound shipping at a near 100 percent service level, which the Company believes was a level unmatched by any of the Company's competitors. In addition, the increased volume in U.S. sales experienced by the Company during and immediately after the termination of the strike reflected the Company's ability to meet shipping demands for customers during the strike.

     DELIVER WORLD-CLASS OUTSOURCING AND VALUE-ADDED PROGRAMS TO SUPPLIERS AND RESELLERS. Ingram Micro is committed to providing a diverse range of value-added wholesaling and "for fee" services to its supplier and reseller customers. Together, these services are intended to link reseller customers and suppliers to Ingram Micro as a one-stop provider of microcomputer products and related services, while meeting demand by suppliers and resellers to outsource non-core business activities and thereby lower their operating costs.

     The Company's value-added wholesaling services include channel assembly (assembly on behalf of either vendors or resellers and shipment of customized finished systems to reseller customers), product configuration, pre- and post-sale technical support, order fulfillment, financing programs, product demo evaluation and on-site service and support. In the channel assembly area, the Company currently assembles products on behalf of Acer, Compaq Computer, Digital Equipment, IBM, and Hewlett-Packard.

     In addition to these value-added wholesaling services, the Company offers a variety of "for fee" services for its reseller customers and suppliers. These services include: contract assembly and configuration, contract fulfillment, contract warehousing, contract telesales, contract credit/accounts receivable management, contract inventory management, and contract technical support for customers. The Company is focused on identifying and developing services that directly meet reseller customer and supplier needs.

     MAINTAIN LOW COST LEADERSHIP THROUGH CONTINUOUS IMPROVEMENTS IN SYSTEMS AND PROCESSES. The microcomputer products industry is characterized by intense competition and narrow margins, and as a result, achieving economies of scale and controlling operating expenses are critical to achieving and maintaining profitable growth.

     Over the last five years, the Company has been successful in reducing SG&A expenses (including expenses allocated from Ingram Industries) as a percentage of net sales, to 4.2% in 1997 from 5.6% in 1993. The Company has embarked on a number of programs that are designed to continue to reduce operating expenses as a percentage of net sales.

     Many U.S. developed programs continue to be adapted for implementation in the Company's international operations. These programs include: (i) the use of advanced inventory processes and techniques; (ii) the use of proprietary warehouse productivity programs, such as Bulletproof Shipping and Pick Assignment; (iii) the enhancement of associates' productivity through the use of technology such as CTI, and the expanded use of multimedia workstations for functions such as Telesales; and (iv) the electronic automation of the ordering and information delivery process through electronic commerce to decrease the number of non-order telesales calls. See
"-- Information Systems."

     DEVELOP HUMAN RESOURCES FOR EXCELLENCE AND TO SUPPORT FUTURE GROWTH. Ingram Micro's growth to date is a result of the talent, dedication, and teamwork of its associates. Future growth and success will be substantially dependent upon the retention and development of existing associates, as well as the recruitment of superior talent.

     Transferring functional skills and implementing cross-training programs across all Ingram Micro locations have proven to be important factors in the Company's growth and global expansion. In conjunction with these programs, the Company intends to expand its human resource systems to provide enhanced career planning, training support, applicant tracking, and benefits administration. Also, the Company continues to seek top quality associates worldwide through local, professional, and college recruiting programs. Recognizing that hiring and retaining top talent hinges, in part, on providing a competitive salary and benefits package, the Company is developing a global salary structure based on a comprehensive review of competitive salaries and benefits by region.

     The Company has also implemented a values-based management approach which is guided by and links individual rewards and incentive programs to the Company's values.

CUSTOMERS

     Ingram Micro sells to more than 100,000 reseller customers in more than 120 countries worldwide. No single customer accounted for more than 4% of Ingram Micro's net sales in 1997, 1996, or 1995.

     The Company conducts business with most of the leading resellers of microcomputer products around the world including, in the United States, CDW Computer Centers, Catalink, CompuCom, CompUSA, Computer City, Connected Resources, Electronic Data Systems, En Pointe Technologies, Entex Information Services, GE Capital Information Technologies Solutions, Insight, Micro Warehouse, Office Max, PC Connection, Staples, and Vanstar. The Company's reseller customers outside the United States include 06-Software Centre Europe, B.V., Complet Data A/S, Compugen Systems Ltd., Consultores en Diagnostico Organizacional y de Sistemas, DSG Retail Ltd., Future Shop, GE Capital Technologies, Jump Ordenadores, London Drugs, Maxima S.A., Norsk Datasenter, Owell Svenska AB, Redes de Micros, SHL Systemhouse, SNI Siemens Nixdorf Infosys AG, Soluciones Integrales, and TC Sistema S.p.A. The Company has certain limited contracts with its reseller customers, although most such contracts have a short term, or are terminable at will, and have no minimum purchase requirements. The Company's business is not substantially dependent on any such contracts.

SALES AND MARKETING

     Ingram Micro's telesales department is comprised of approximately 2,000 telesales representatives worldwide, of whom more than 1,050 representatives are located in the United States. These telesales representatives assist resellers with product specifications, system configuration, new product/service introductions, pricing, and availability. The Company's two main United States telesales centers are located in Santa Ana, California and Williamsville (Buffalo), New York and are supported by an extensive national field sales organization. Currently, Ingram Micro has more than 210 field sales representatives worldwide, including more than 75 in the United States.

     The sales organization is organized to focus on resellers who address the VAR (consisting of value-added resellers, system integrators, network integrators, application VARs, original equipment manufacturers and Internet service providers), Commercial (consisting of corporate resellers, direct marketers, independent dealers and owner-operated chains), Consumer (consisting of consumer electronics stores, computer superstores, mass merchants, office product superstores, software only stores and warehouse clubs), and Telecommunications (consisting of telephone companies, telecommunications contractors and interconnect value-added resellers) market sectors. In addition, the Company utilizes a variety of product-focused groups specializing in specific product types. Specialists in mass storage, memory, networks, processors, telephony,

UNIX workstations and servers, and other product categories promote sales growth and facilitate customer contacts for their particular product group. Ingram Micro also offers a variety of marketing programs tailored to meet specific supplier and reseller customer needs. Services provided by the Company's in-house marketing services group include advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, and assistance with trade shows and other events.

PRODUCTS AND SUPPLIERS

     Ingram Micro believes that it has the largest inventory of products in the industry, based on a review of publicly available data with respect to its major competitors. The Company distributes and markets more than 145,000 products from the industry's premier microcomputer hardware manufacturers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the relative importance of manufacturers to Ingram Micro varies from country to country. On a worldwide basis, the Company's sales mix is more heavily weighted toward hardware products and networking equipment than software products. Net sales of software products have decreased as a percentage of total net sales in recent years due to a number of factors, including bundling of software with microcomputers; sales growth in Ingram Alliance, which is a hardware-only business; declines in software prices; and the emergence of alternative means of software distribution, such as site licenses and electronic distribution. The Company believes that this is a trend that applies to the microcomputer products distribution industry as a whole, and the Company expects it to continue. See Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview.

     Ingram Micro's worldwide supplier list includes almost all of the leading microcomputer hardware manufacturers, networking equipment manufacturers, and software publishers such as Acer, Apple Computer, Cisco Systems, Compaq Computer, Corel, Epson, Hewlett-Packard, IBM, Intel, Iomega, Microsoft, NEC, Novell, Seagate, Sun Microsystems, Symantec, 3Com, Toshiba, Viewsonic, and Western Digital.

     The Company's suppliers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company has recently begun to warrant the following: (i) its services with regard to products which it configures for its customers, and (ii) products which it builds to order from components purchased from other sources.

     The Company's business, like that of other wholesale distributors, is subject to the risk that the value of its inventory will be affected adversely by suppliers' price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of most suppliers of microcomputer products to protect distributors, such as the Company, who purchase directly from such suppliers, from the loss in value of inventory due to technological change or the supplier's price reductions. However, major PC suppliers have stated that it is their intent to reduce the amount of inventory in the channel, particularly in light of the growth of channel assembly strategies. Consequently, if major PC suppliers substantially decrease the availability of price protection to wholesale distributors, such change in policy could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has written distribution agreements with many of its suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which Ingram Micro is permitted to distribute the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. The Company does not believe that its business is substantially dependent on the terms of any such agreements. Under the terms of many distribution agreements, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In addition, under many such agreements, the distributor has the right to return for credit or exchange for other products a portion of those inventory items purchased, within a designated period of time. A supplier who elects to terminate a distribution agreement generally will repurchase from the distributor the supplier's products carried in the distributor's inventory.

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

OUTSOURCING AND VALUE-ADDED PROGRAMS

     Ingram Micro offers a myriad of programs and services to its suppliers and reseller customers as an integral part of its wholesaling efforts. The Company categorizes these services into value-added wholesale distribution and "for fee" services. Together, these services are intended to link reseller customers and suppliers to Ingram Micro as a one-stop provider of microcomputer products and related services, while meeting demand by suppliers and resellers to outsource non-core business activities and thereby lower their operating costs.

     The Company's value-added wholesaling services are an important complement to its distribution activities and include pre- and post-sale technical support, order fulfillment, financing programs, product demo evaluation, and on-site service and support.

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

     All of these services are currently available in the Company's U.S. operations. The degree of implementation of these value-added services in Ingram Micro's operations outside the United States varies depending on particular market circumstances. Although the Company believes that value-added services are important as a complement to its core business, such services do not, and are not in the future expected to, generate a material percentage of the Company's net sales. See "-- Frameworks Total Integration Services" below. In addition, such value-added services do not, and are not in the future expected to, require a material portion of the Company's resources.

FRAMEWORKS TOTAL INTEGRATION SERVICES

     To better serve both global and regional customers, the Company introduced Frameworks Total Integration Services ("Frameworks"), a worldwide channel assembly and configuration initiative that is anticipated to deliver customized, fully tested computer systems to its reseller customers. Frameworks is designed to provide fast, flexible build-to-order capabilities including custom configuration capabilities, competitive pricing on OEM components to facilitate assembly and configuration efforts by the Company's reseller customers, and drop-ship functionality. In addition, Frameworks' material planning systems and just-in-time procurement are designed to enable Ingram Micro to ship components and finished systems within three to five days of order. The Company plans to sell the assembled systems and products to all customer sectors, including Consumer, Commercial and VAR customers. To support this global initiative, the Company opened a new 488,470 square foot global integration center in Memphis, Tennessee in March 1998.

INFORMATION SYSTEMS

     The Company's core information system, IMpulse, is central to its ability to provide superior execution to its customers, and as such, the Company believes that it represents an important competitive advantage.

     Ingram Micro's systems are primarily mainframe-based in order to provide the high level of scalability and performance required to manage such a large and complex business operation. IMpulse is a single, standardized, real-time information system and operating environment, used across substantially all of the Company's worldwide operations. It has been customized as necessary for use in almost all countries in which the Company operates and has the capability to handle multiple languages and currencies. On a daily basis, the Company's systems typically handle 34 million on-line transactions, 51,000 orders, and 123,000 shipments. The Company has designed IMpulse as a scalable system that has the capability to support increased transaction volume. The overall on-line response time for the Company's network of over 13,000 user stations (terminals, printers, personal computers, and radio frequency hand held terminals) is less than one second.

     Worldwide, Ingram Micro's centralized processing system supports more than 40 operational functions including receiving, customer management, order processing, shipping, inventory management, and accounting. At the core of the IMpulse system is on-line, real-time distribution software to which considerable enhancements and modifications have been made to support the Company's growth and its low cost business model. The Company makes extensive use of advanced telecommunications technologies with customer service-enhancing features, such as Automatic Call Distribution to route customer calls to the telesales representatives. The Telesales Department relies on its Sales Wizard system for on-line, real-time tracking of all customer calls, for proactive outbound calling, and for status reports on sales statistics such as number of customer calls, customer call intentions, and total sales generated. IMpulse allows the Company's telesales representatives to deliver real-time information on product pricing, inventory, availability, and order status to reseller customers. The Sales Adjusted Gross Profit (SAGP) pricing system enables telesales representatives to make informed pricing decisions through access to specific product and order-related costs for each order.

     In the United States, the Company has implemented CTI technology, which provides the telesales representatives with Automatic Number Identification capability and advanced telecommunications features such as on-screen call waiting and automatic call return, thereby reducing the time required to process customer orders.

     To complement Ingram Micro's telesales, customer service, and technical support capabilities, IMpulse offers a number of different electronic products and services through which customers can conduct business with the Company, such as the Customer Automated Purchasing System (CAPS), Electronic Data Interchange
(EDI), the Bulletin Board Service, and the Ingram Micro Web site. The Company's latest additions to its electronic commerce capabilities are its Internet-based Electronic Catalog, In-Depth Library, and Auction Block. The Electronic Catalog provides reseller customers with real-time access to product pricing and availability, with the capability to search by product category, name, or manufacturer. The In-Depth Library is a comprehensive multi-manufacturer database of timely and accurate product, sales, marketing, and technical information, which is updated nightly for new information. Auction Block is a real-time, on-line bidding service that allows reseller customers to competitively bid on unopened products that are not returnable to the suppliers (e.g., discontinued products, products with cosmetic damage to their packaging, returned products not conforming to supplier's return policies, etc.).

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

     As is the case with many computer software systems, some of the Company's systems use two digit data fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number 97 is recognized as the year 1997). Therefore, the Company's date critical functions relating to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, facilities, and financial systems, may be severely affected unless changes are made to these computer systems. With the assistance of an outside consultant, the Company commenced a review of the Company's internal systems in mid-1997 to identify applications that are not Year 2000 ready and to assess the impact of the Year 2000 problem. The Company has developed an overall plan and a systematic process to modify its internal systems to be Year 2000 ready. The Company commenced remediation of its mainframe programs in early 1998 to comply with Year 2000 requirements. The Company anticipates that the other required Year 2000 modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. However, the Company faces risks to the extent that suppliers of products (including components for its channel assembly and configuration initiative), services (including services provided by independent shipping companies), and business on a worldwide basis may not have business systems or products that comply with Year 2000 requirements. In the event any such third parties cannot provide the Company with products, services or systems that meet Year 2000 requirements in a timely manner, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to Year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial condition.

NON-U.S. OPERATIONS AND EXPORT SALES

     OPERATIONS OUTSIDE THE UNITED STATES. The Company, through its subsidiaries, operates in a number of countries outside of the United States, including Brazil, Canada, Chile, Mexico, Norway, Peru, Switzerland, and most countries of the European Union. In 1997, 1996, and 1995, 30.8%, 33.0%, and 32.3%, respectively, of the Company's net sales were derived from operations outside of the United States. The Company expects its international net sales to increase as a percentage of total net sales in the future, due to organic growth as well as growth from acquisitions such as that of Computek in Latin America. In addition, the Company purchased a minority interest in Electronic Resources, a distributor of information technology products in the Asia-Pacific region. The Company's net sales from operations outside the United States are primarily denominated in currencies other than the U.S. dollar. Accordingly, the Company's operations outside the United States impose risks upon its business as a result of exchange rate fluctuations. Although the Company attempts to mitigate the effect of exchange rate fluctuations on its business, primarily by attempting to match the currencies of sales and costs, as well as through the use of foreign currency borrowings and derivative financial instruments such as forward exchange contracts, the Company does not seek to remove all risk associated with such fluctuations. Accordingly, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition, or results of operations in the future. In certain countries outside the United States, operations are accounted for primarily on a U.S. dollar denominated basis. In the event of an unexpected devaluation of the local currency in those countries (as occurred in Mexico in December 1994 and more recently in 1997 in Asia and Latin America), the Company may experience significant foreign exchange losses. See Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's operations outside the United States are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, difficulties in collecting accounts receivable and longer collection periods, and the impact of local economic conditions and practices. These risks are more prevalent in regions where the economic and political environments are less stable than in more stable areas such as Canada and Western Europe. As the Company continues to expand its international business, its success will be dependent, in part, on its ability to anticipate and effectively manage these and other risks. There can be no assurance that these and other factors will not have a material adverse effect on the Company's operations or its business, financial condition, and results of operations as a whole.

     EXPORT MARKETS. The Company's Export operations continue to serve those markets where the Company does not have a stand-alone, in-country presence. The Miami, Florida; Santa Ana, California; and Brussels, Belgium Export operations (which have been reorganized as part of the Latin America, U.S. and European operations, respectively) serve more than 2,500 resellers in over 100 countries. In addition, the Export branch in Latin America has field sales representatives based in Buenos Aires, Argentina; Bogota, Colombia; and Quito, Ecuador. The Export branch in Santa Ana also has field sales representatives based in Tokyo, Japan.

     For segment information regarding the Company's United States and international operations, see Note 10 of Notes to Consolidated Financial Statements.

COMPETITION

     The Company operates in a highly competitive environment, both in the United States and internationally. The microcomputer products distribution industry is characterized by intense competition, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and service, and availability of technical and product information. The Company believes it competes favorably with respect to each of these factors. In addition, the Company believes that outsourcing and value-added capabilities (such as channel assembly, configuration, innovative financing programs, and order fulfillment program) will become more important competitive factors.

     The Company is constantly seeking to expand its business into areas closely related to its core microcomputer products distribution business. As the Company enters new business areas, it may encounter increased competition from current competitors and/or from new competitors, some of which may be current customers of the Company. For example, the Company intends to distribute media in the new digital video disc format and may compete with traditional music and printed media distributors. Also, as electronic purchases of software become more prevalent in the industry, electronic software distributors may become significant competitors of the Company. In addition, certain services the Company provides may directly compete with those provided by the Company's reseller customers. There can be no assurance that increased competition and adverse reaction from customers resulting from the Company's expansion into new business areas will not have a material adverse effect on the Company's business, financial condition, or results of operations.

     Ingram Micro's U.S. competitors include full-line distributors Tech Data and Merisel, as well as specialty distributors such as Arrow Electronics (a worldwide industrial electronics distributor), Avnet, Access Graphics (a G.E. Capital company), SYNNEX Information Technologies, and SED International. The principal competitors to the Ingram Alliance program include MicroAge, Datago (operated by SYNNEX), Inacom, and Tech Data Elect, a division of Tech Data. Ingram Micro competes internationally with a variety of national and regional distributors. European competitors include international distributors such as Computer 2000 (owned by German conglomerate Viag AG), CHS Electronics, and Tech Data (Softmart and Macrotron), and several regional and local distributors, including Actebis, Scribona, and Metrologie. In Canada, Ingram Micro competes with Merisel, Globelle, Beamscope, and Tech Data. In Mexico, Ingram Dicom is the leading distributor, competing with such companies as MPS, CHS Electronics, Dataflux and Intertec. In November 1997 Ingram Micro expanded its reach into other Latin American markets by acquiring the distribution firm Computek. As a result, Ingram Micro competes in Latin America with international distributors including CHS Electronics, Computer 2000, Tech Data, and several regional and local distributors including Sonda-Beamscope S.A. In the Asia Pacific market, Ingram Micro (through a minority interest in Electronic Resources) faces both regional and local competitors, of whom the largest are

Tech Pacific, a subsidiary of Hagemeyer, which operates in more than five Asian markets, and SIS Distribution Ltd., a Hong Kong-based distributor of microcomputer products.

     Ingram Micro also competes with hardware manufacturers and software publishers that sell directly to reseller customers and end-users.

ASSET MANAGEMENT

     The Company maintains sufficient quantities of product inventories to achieve high order fill rates. The Company believes that the risks associated with slow moving and obsolete inventory are substantially mitigated by price protection and stock return privileges provided by suppliers. In the event of a supplier price reduction, the Company generally receives a credit for products in its inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of decline in the value of inventory. However, major PC suppliers have stated that it is their intention to reduce the amount of inventory in the channel, particularly in light of the growth of channel assembly strategies. Consequently, if major PC suppliers substantially decrease the availability of price protection to wholesale distributors, such change in policy could have a material adverse effect on the Company's financial condition and results of operations. The Company's risk of decline in the value of inventory could be greater outside the United States, where agreements with suppliers are more restrictive with regard to price protection and the Company's ability to return unsold inventory. The Company establishes reserves for estimated losses due to obsolete inventory in the normal course of business. Historically, the Company has not experienced losses due to obsolete inventory materially in excess of established inventory reserves. Inventory levels may vary from period to period, due in part to the addition of new suppliers or new lines with current suppliers and large cash purchases of inventory due to advantageous terms offered by suppliers. In addition, payment terms with inventory suppliers may vary from time to time, and could result in less inventory being financed by vendors and a greater amount of inventory being financed by the Company's debt.

     The Company offers various credit terms to qualifying customers as well as prepay, credit card, and COD terms. The Company closely monitors customers' credit worthiness through its on-line computer system which contains detailed information on each customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit rating information on customers of association members. In most markets, the Company utilizes various levels of credit insurance to allow sales expansion and control credit risks. The Company establishes reserves for estimated credit losses in the normal course of business. Historically, the Company has not experienced credit losses materially in excess of established credit loss reserves. However, if the Company's receivables experience a substantial deterioration in their collectibility or the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

EMPLOYEES

     As of January 3, 1998, the Company had approximately 12,000 associates located as follows: United States -- 7,526, Europe -- 2,697, all other regions -- 1,788. Ingram Micro believes that its success depends on the skill and dedication of its associates. The Company strives to attract, develop, and retain outstanding personnel. Certain of the Company's operations in Europe, Latin America and Canada are subject to collective bargaining or similar arrangements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information with respect to each person who is an executive officer of the Company:

           NAME             AGE    PRESENT AND PRIOR POSITIONS HELD(1)     YEARS POSITIONS HELD
           ----             ---    -----------------------------------     --------------------
Jerre L. Stead(2).........  55     Chairman of the Board and Chief        Aug. 1996 - Present
                                     Executive Officer
                                   Chief Executive Officer and            Jan. 1995 - Aug. 1995
                                     Chairman of the Board, Legent
                                     Corporation, a software
                                     development company
                                   Executive Vice President, Chairman     May 1993 - Dec. 1994
                                     and Chief Executive Officer, AT&T
                                     Corp. Global Information
                                     Solutions (NCR Corp.), a computer
                                     manufacturer
                                   President and Chief Executive          Sept. 1991 - Apr. 1993
                                     Officer, AT&T Corp. Global
                                     Business Communication Systems, a
                                     communications company
Jeffrey R. Rodek(3).......  44     President; Worldwide Chief             Dec. 1994 - Present
                                   Operating Officer
                                   Senior Vice President, Americas and    July 1991 - Sept. 1994
                                     Caribbean, Federal Express, an
                                     overnight courier firm
David R. Dukes(4).........  54     Vice Chairman                          Apr. 1996 - Present
                                   Chief Executive Officer, Ingram        Jan. 1994 - Present
                                   Alliance
                                   Co-Chairman                            Jan. 1992 - Apr. 1996
                                   Chief Operating Officer                Sept. 1989 - Dec. 1993
                                   President                              Sept. 1989 - Dec. 1991
Sanat K. Dutta............  48     Executive Vice President;              Oct. 1996 - Present
                                   President, Ingram Micro U.S.
                                   Executive Vice President               Aug. 1994 - Oct. 1996
                                   Senior Vice President, Operations      May 1988 - Aug. 1994
Michael J. Grainger.......  45     Executive Vice President; Worldwide    Oct. 1996 - Present
                                     Chief Financial Officer
                                   Chief Financial Officer                May 1996 - Oct. 1996
                                   Vice President and Controller,         July 1990 - Oct. 1996
                                     Ingram Industries
James E. Anderson, Jr.....  50     Senior Vice President, Secretary       Jan. 1996 - Present
                                   and General Counsel
                                   Vice President, Secretary and          Sept. 1991 - Nov. 1996
                                     General Counsel, Ingram
                                     Industries

           NAME             AGE    PRESENT AND PRIOR POSITIONS HELD(1)     YEARS POSITIONS HELD
           ----             ---    -----------------------------------     --------------------
David M. Carlson..........  57     Senior Vice President, Chief           Feb. 1997 - Present
                                   Technology Officer
                                   President, Consumer Focused            Jan. 1996 - Feb. 1997
                                     Technology, a consulting firm
                                   Vice President, Technology and         Mar. 1995 - Dec. 1995
                                     Network Services, Florist
                                     Transworld Delivery Corp.
                                   Senior Vice President, Corporate       July 1985 - Jan. 1995
                                     Information Systems, K Mart
                                     Corporation, a retail company
Philip D. Ellett..........  43     Senior Vice President; President,      May 1997 - Present
                                   Ingram Micro Europe
                                   Senior Vice President; Chief           Jan. 1997 - April 1997
                                     Operating Officer, Ingram Micro
                                     Europe
                                   Senior Vice President; General         Jan. 1996 - Jan. 1997
                                     Manager, U.S. Consumer Markets
                                     Division
                                   President, Gates/Arrow, an             Aug. 1994 - Dec. 1995
                                     electronics distributor
                                   President and Chief Executive          Oct. 1991 - Aug. 1994
                                     Officer, Gates/F.A. Distributing,
                                     Inc.
David M. Finley...........  57     Senior Vice President, Human           July 1996 - Present
                                     Resources, Worldwide
                                   Senior Vice President, Human           May 1995 - July 1996
                                     Resources, Budget Rent a Car, a
                                     car rental company
                                   Vice President, Human Resources,       Jan. 1977 - May 1995
                                     The Southland Corporation, a
                                     convenience retail company
James M. Kelly............  61     Senior Vice President, Management      Feb. 1991 - Present
                                     Information Systems
Edward F. Pensel..........  45     Senior Vice President, Global          Oct. 1997 - Present
                                     Configuration Operations
                                   Vice President, Manufacturing, Data    1990 - Oct. 1997
                                     General, a manufacturer of
                                     servers and high-end storage
                                     devices

---------------
(1) The first position and any other positions not given a separate corporate identification are with the Company.

(2) Mr. Stead is a director of Armstrong World Industries, Inc., American Precision Industries, Inc., and TJ International, Inc.

(3) Mr. Rodek is a director of Arbor Software and a member of its Compensation Committee (since January 21, 1998).

(4) Mr. Dukes has been a director of Electronic Resources since December 1997. Mr. Dukes recently announced his retirement to be effective at the close of the Company's 1998 Annual Meeting of Shareowners on May 6, 1998.

TRADEMARKS AND SERVICE MARKS

     The Company owns or is the licensee of various trademarks and service marks, including, among others, "Ingram Micro," "IMpulse," the Ingram Micro logo, "Partnership America," "Leading the Way in Worldwide Distribution," and "Frameworks Total Integration Services." Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though the Company's marks may not be registered in every country where the Company conducts business, in many cases the Company has acquired rights in those marks because of its continued use of them. Management believes that the value of the Company's marks is increasing with the development of its business, but that the business of the Company as a whole is not materially dependent on such marks.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be "forward-looking statements" within the meaning of the Act. In order to take advantage of the "safe harbor" provisions of the Act, the Company identifies the following important factors which could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed by the Company in forward-looking statements made by or on behalf of the Company:

     (1) Intense competition may lead to reduced prices and lower gross margins.

     (2) The Company's narrow margins magnify the impact on operating results of variations in operating costs. A number of factors may reduce the Company's margins even further. For example, if the Company's receivables experience a substantial deterioration in their collectibility or the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

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

     (10) The Company's operations may be adversely impacted by an acquisition that (i) is not suited for the Company, (ii) is improperly executed, or (iii) substantially increases the Company's debt.

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

     (14) The failure of the Company or its vendors, resellers, customers, shipping companies, and other third party systems to achieve substantial Year 2000 compliance may adversely impact the Company's financial condition and results of operations.

     (15) If the Company's inventory suppliers terminate or substantially reduce the subsidies relating to floor planning financing for the Company's master reseller business, such change in policy could have a material adverse effect on the Company's financial condition and results of operations.

     Reference is made to Exhibit 99.01 hereto for additional discussion of the foregoing factors, as well as additional factors which may affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements.

ITEM 2. PROPERTIES

     Ingram Micro's worldwide executive headquarters, as well as its West Coast sales and support offices, are located in a three-building office complex in Santa Ana, California. The Company also maintains an East Coast operations center in Williamsville (Buffalo), New York.

     The Company operates seven distribution centers in the continental United States located in Carrollton, Texas, Chicago, Illinois, Fremont, California, Fullerton, California, Harrisburg, Pennsylvania, Millington, Tennessee, and Miami, Florida. The Company also operates 26 international distribution centers located in Brazil, Canada, Chile, Mexico, Norway, Peru, and most countries of the European Union.

     The Company opened a new 488,470 square foot global integration center in Memphis, Tennessee in March 1998. The Company also operates a consolidation center in Fremont, California, and three returns centers in North America, two in Santa Ana, California and one in Ontario, Canada.

     All of the Company's facilities are leased, with the exception of the Santa Ana campus, the Brussels, Belgium office and the distribution centers in Harrisburg, Pennsylvania and Roncq, France. These leases have varying terms. The Company does not anticipate any material difficulty in renewing any of its leases as they expire or securing replacement facilities, in each case on commercially reasonable terms. In addition, the Company owns two undeveloped properties in Santa Ana, California totaling approximately 16.27 acres.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

     As a result of an internal review by the Company of export shipments made from its United States distribution facilities, the Company has determined that certain of these shipments and related documentation were not in compliance with U.S. export regulations. The Company has notified the appropriate federal government agencies pursuant to applicable voluntary self disclosure procedures. The reported shipments consisted of modems and other telecommunications products and shrink-wrapped, commercial software readily available through normal retail outlets which contained encryption features controlled under export regulations. These shipments had a total value of approximately $673,240. Violations of export laws and regulations are subject to both civil and criminal penalties, including in appropriate circumstances suspension or loss of export privileges. The Company is not able to estimate at this time the amount or nature of penalties, if any, that might be sought against the Company as a result of the reported violations; however, penalties to which the Company potentially may be subject could be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 6, 1998, there were 509 holders of record of the Class A Common Stock and 169 holders of record of the Class B Common Stock. The Company believes that there are approximately 22,000 beneficial holders of the Class A Common Stock.

     Information as to the Company's quarterly stock prices is included on page 44 of the Company's 1997 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal market on which the Class A Common Stock is traded is included on page 44 of the Company's 1997 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of Ingram Micro for the five year period ended January 3, 1998 is included on page 14 of the Company's 1997 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 26 through 43 of the Company's 1997 Annual Report to Shareowners which are also included as part of
Exhibit 13.01 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in Item 14 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 15 through 24 of the Company's 1997 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and are incorporated in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on pages 25 through 43 of the Company's 1997 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 14 below.

     A financial statement schedule for the Company, and report thereon, are included on pages 21 and 20, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company's independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

                                    PART III

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company will not furnish such information in its definitive Proxy Statement prepared in accordance with Schedule 14A.

     The Notice and Proxy Statement for the 1998 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, and 13).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 17, 1998, all appearing on pages 25 through 43 in the 1997 Annual Report to Shareowners, are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1997 Annual Report to Shareowners is not deemed filed as part of this Annual Report on Form 10-K.

                                                               PAGE NO. IN
                                                              ANNUAL REPORT
                     INGRAM MICRO INC.                        TO SHAREOWNERS
                     -----------------                        --------------
Index to Financial Information..............................         13
Consolidated Balance Sheet at January 3, 1998 and December
  28, 1996..................................................         26
Consolidated Statement of Income for the years ended January
  3, 1998, December 28, 1996, and December 30, 1995.........         27
Consolidated Statement of Stockholders' Equity for the years ended January 3, 1998, December 28, 1996, and December 30,
  1995......................................................         28
Consolidated Statement of Cash Flows for the years ended
  January 3, 1998, December 28, 1996, and December 30,
  1995......................................................         29
Notes to Consolidated Financial Statements..................      30-43
Report of Independent Accountants...........................         25

     Pages 13 through 44 of the 1997 Annual Report to Shareowners of Ingram Micro Inc. include the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Independent Accountants' Report, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as Exhibit 13.01 to this Annual Report on Form 10-K.

2. Financial Statement Schedules:

    Report of Independent Accountants on Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts

3. List of Exhibits:

  EXHIBIT
    NO.
  -------
    3.01    --   Form of Certificate of Incorporation of the Registrant
                 (incorporated by reference to Exhibit 3.01 to the Company's
                 Registration Statement on Form S-1 (File No. 333-08453) (the
                 "IPO S-1"))
    3.02    --   Amended and Restated Bylaws of the Registrant
   10.01    --   Ingram Micro Inc. Executive Incentive Bonus Plan
                 (incorporated by reference to Exhibit 10.01 to the IPO S-1)
   10.02    --   Ingram Micro Inc. Management Incentive Bonus Plan
                 (incorporated by reference to Exhibit 10.02 to the IPO S-1)

  EXHIBIT
    NO.
  -------
   10.03    --   Ingram Micro Inc. General Employee Incentive Bonus Plan
                 (incorporated by reference to Exhibit 10.03 to the IPO S-1)
   10.04    --   Agreement dated as of December 21, 1994 between the Company and Jeffrey R. Rodek (incorporated by reference to Exhibit
                 10.04 to the IPO S-1)
   10.05    --   Agreement dated as of April 25, 1988 between the Company and
                 Sanat K. Dutta (incorporated by reference to Exhibit 10.05 to the IPO S-1)
   10.06    --   Amendment No. 1 to the Ingram Micro Inc. Amended and
                 Restated 1996 Equity Incentive Plan
   10.07    --   Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)
   10.08    --   Ingram Micro Inc. Key Employee Stock Purchase Plan
                 (incorporated by reference to Exhibit 10.08 to the IPO S-1)
   10.09    --   Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
   10.10    --   Ingram Micro Inc. Amended and Restated 1996 Equity Incentive
                 Plan (incorporated by reference to Exhibit 10.10 to the IPO
                 S-1)
   10.11    --   Severance Agreement dated as of June 1, 1996 among the
                 Company, Ingram Industries, Linwood A. Lacy, Jr., and
                 NationsBank, N.A., as trustee of the Linwood A. Lacy, Jr.
                 1996 Irrevocable Trust dated February 1996 (incorporated by reference to Exhibit 10.11 to the IPO S-1)
   10.12    --   Credit Agreement dated as of October 30, 1996 among the
                 Company and Ingram European Coordination Center N.V., Ingram
                 Micro Singapore Pte Ltd., and Ingram Micro Inc., as
                 Borrowers and Guarantors, certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative
                 Agent for the Lenders and The Bank of Nova Scotia as
                 Documentation Agent for the Lenders (incorporated by
                 reference to Exhibit 10.12 to the Company's Registration
                 Statement on Form S-1 (File No. 333-16667) (the "Thrift Plan
                 S-1"))
   10.13    --   Amended and Restated Reorganization Agreement dated as of
                 October 17, 1996 among the Company, Ingram Industries, and
                 Ingram Entertainment (incorporated by reference to Exhibit
                 10.13 to the Thrift Plan S-1)
   10.14    --   Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature
                 pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)
   10.15    --   Board Representation Agreement dated as of November 6, 1996
                 (incorporated by reference to Exhibit 10.15 to the Thrift
                 Plan S-1)
   10.16    --   Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)
   10.17    --   Tax Sharing and Tax Services Agreement dated as November 6,
                 1996 among the Company, Ingram Industries, and Ingram
                 Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)
   10.18    --   Master Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment
                 (incorporated by reference to Exhibit 10.18 to the Thrift
                 Plan S-1)
   10.19    --   Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries,
                 and Ingram Entertainment (incorporated by reference to
                 Exhibit 10.19 to the Thrift Plan S-1)

  EXHIBIT
    NO.
  -------
   10.20    --   Data Center Services Agreement dated as of November 6, 1996 among the Company, Ingram Book Company, and Ingram
                 Entertainment Inc. (incorporated by reference to Exhibit
                 10.20 to the Thrift Plan S-1)
   10.21    --   Amended and Restated Exchange Agreement dated as of November
                 6, 1996 among the Company, Ingram Industries, Ingram
                 Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)
   10.22    --   Agreement dated as of August 26, 1996 between the Company
                 and Jerre L. Stead (incorporated by reference to Exhibit
                 10.22 to the IPO S-1)
   10.23    --   Definitions for Ingram Funding Master Trust Agreements
                 (incorporated by reference to Exhibit 10.23 to the IPO S-1)
   10.24    --   Asset Purchase and Sale Agreement dated as of February 10,
                 1993 between Ingram Industries and Ingram Funding Inc.
                 (incorporated by reference to Exhibit 10.24 to the IPO S-1)
   10.25    --   Pooling and Servicing Agreement dated as of February 10,
                 1993 among Ingram Funding, Ingram Industries and Chemical
                 Bank (incorporated by reference to Exhibit 10.25 to the IPO
                 S-1)
   10.26    --   Amendment No. 1 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
                 Agreement dated as of February 12, 1993, and the Liquidity
                 Agreement dated as of February 12, 1993 (incorporated by
                 reference to Exhibit 10.26 to the IPO S-1)
   10.27    --   Certificate Purchase Agreement dated as of July 23, 1993
                 (incorporated by reference to Exhibit 10.27 to the IPO S-1)
   10.28    --   Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)
   10.29    --   Series 1993-1 Supplement to Ingram Funding Master Trust
                 Pooling and Servicing Agreement dated as of July 23, 1993
                 (incorporated by reference to Exhibit 10.29 to the IPO S-1)
   10.30    --   Schedule of Supplements to Ingram Funding Master Trust
                 Pooling and Servicing Agreement dated as of July 23, 1993
                 (incorporated by reference to Exhibit 10.30 to the IPO S-1)
   10.31    --   Letter of Credit Reimbursement Agreement dated as of
                 February 10, 1993 (incorporated by reference to Exhibit
                 10.31 to the IPO S-1)
   10.32    --   Liquidity Agreement dated as of February 10, 1993
                 (incorporated by reference to Exhibit 10.32 to the IPO S-1)
   10.33    --   Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
                 Agreement dated as of February 12, 1993, and the Liquidity
                 Agreement dated as of February 12, 1993 (incorporated by
                 reference to Exhibit 10.33 to the IPO S-1)
   10.34    --   Agreement dated as of October 10, 1996 between the Company and Michael J. Grainger (incorporated by reference to
                 Exhibit 10.34 to the IPO S-1)
   10.35    --   Form of Repurchase Agreement (incorporated by reference to
                 Exhibit 10.35 to the IPO S-1)
   10.36    --   First Amendment to the Credit Agreement dated as of October
                 28, 1997 (incorporated by reference to Exhibit 10.36 to the
                 Company's Registration Statement on Form S-3 (File No.
                 333-39457) (the "Rollover/Thrift Plan S-3"))
   10.37    --   European Credit Agreement dated as of October 28, 1997 among the Company and Ingram European Coordination Center N.V., as
                 Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative
                 Agent for the Lenders and NationsBank of Texas, N.A. as
                 Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the
                 Arrangers (incorporated by reference to Exhibit 10.37 to the
                 Rollover/Thrift Plan S-3)

  EXHIBIT
    NO.
  -------
   10.38    --   Canadian Credit Agreement dated as of October 28, 1997 among the Company and Ingram Micro Inc. (Canada), as Borrowers and
                 Guarantors, certain financial institutions, as the Lenders,
                 The Bank of Nova Scotia., as Administrative Agent for the
                 Lenders, Royal Bank of Canada as the Syndication Agent for
                 the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the
                 Co-Agent (incorporated by reference to Exhibit 10.38 to the
                 Rollover/Thrift Plan S-3)
   13.01    --   Portions of Annual Report to Shareowners for the year ended
                 January 3, 1998
   21.01    --   Subsidiaries of the Registrant
   23.01    --   Consent of Independent Accountants regarding certain
                 Registration Statements on Form S-8
   23.02    --   Consent of Independent Accountants regarding Registration
                 Statement on Form S-3
   27.01    --   Financial Data Schedule (included in electronic version
                 only)
   99.01    --   Cautionary Statements for Purposes of the "Safe Harbor"
                 Provisions of the Private Securities Litigation Reform Act
                 of 1995

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended January 3, 1998.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Ingram Micro Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 17, 1998 appearing in the 1997 Annual Report to Shareowners of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Costa Mesa, California
February 17, 1998

                               INGRAM MICRO INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT   CHARGED TO
                                           BEGINNING    COSTS AND                            BALANCE AT
               DESCRIPTION                  OF YEAR      EXPENSES    DEDUCTIONS   OTHER(*)   END OF YEAR
               -----------                 ----------   ----------   ----------   --------   -----------
Allowance for doubtful accounts
  receivable & sales returns:
  1997...................................   $38,622      $31,652      $(27,102)    $5,369      $48,541
  1996...................................    30,791       28,619       (25,394)     4,606       38,622
  1995...................................    25,668       24,168       (19,718)       673       30,791
Inventory obsolescence:
  1997...................................   $13,326      $21,524      $(20,201)    $4,237      $18,886
  1996...................................    12,245       13,836       (12,602)      (153)      13,326
  1995...................................    10,706       13,199       (11,867)       207       12,245

---------------
* Other includes recoveries, acquisitions and the effect of fluctuation in foreign currency.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          INGRAM MICRO INC.

                                          By:        /s/  JAMES E. ANDERSON, JR.

                                          --------------------------------------
                                          Name: James E. Anderson, Jr.
                                          Title:   Senior Vice President,
                                                   Secretary and General
                                              Counsel

                                          April 1, 1998

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

                       SIGNATURE                                       TITLE                   DATE
                       ---------                                       -----                   ----

                   /s/ JERRE L. STEAD                     Chief Executive Officer          April 1, 1998
--------------------------------------------------------  (Principal Executive Officer),
                     Jerre L. Stead                       Chairman of the Board

                /s/ MICHAEL J. GRAINGER                   Executive Vice President and     April 1, 1998
--------------------------------------------------------  Worldwide Chief Financial
                  Michael J. Grainger                     Officer (Principal Financial
                                                          Officer and Principal
                                                          Accounting Officer)

                  /s/ MARTHA R. INGRAM                    Director                         April 1, 1998
--------------------------------------------------------
                    Martha R. Ingram

                   /s/ JOHN R. INGRAM                     Director                         April 1, 1998
--------------------------------------------------------
                     John R. Ingram

                  /s/ DAVID B. INGRAM                     Director                         April 1, 1998
--------------------------------------------------------
                    David B. Ingram

                 /s/ PHILIP M. PFEFFER                    Director                         April 1, 1998
--------------------------------------------------------
                   Philip M. Pfeffer

                 /s/ DON H. DAVIS, JR.                    Director                         April 1, 1998
--------------------------------------------------------
                   Don H. Davis, Jr.

                 /s/ J. PHILLIP SAMPER                    Director                         April 1, 1998
--------------------------------------------------------
                   J. Phillip Samper

                    /s/ JOE B. WYATT                      Director                         April 1, 1998
--------------------------------------------------------
                      Joe B. Wyatt