Form 10-Q
period 1998-04-04
INGRAM MICRO INC
filed 1998-05-19
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

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

The Registrant had 38,271,346 shares of Class A Common Stock, par value $.01 per share, and 99,664,302 shares of Class B Common Stock, par value $.01 per share, outstanding at April 4, 1998.

                                INGRAM MICRO INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                     Pages
                                                                                     -----

        Consolidated Balance Sheet at April 4, 1998 and January 3, 1998                3
        Consolidated Statement of Income for the thirteen weeks ended
           April 4, 1998 and March 29, 1997                                            4
        Consolidated Statement of Cash Flows for the thirteen weeks ended
           April 4, 1998 and March 29, 1997                                            5
        Notes to Consolidated Financial Statements                                    6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                    8-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                    11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                             12

Item 2. Changes in Securities and Use of Proceeds                                     12

Item 3. Defaults Upon Senior Securities                                               12

Item 4. Submission of Matters to a Vote of Security Holders                           12

Item 5. Other Information                                                             12

Item 6. Exhibits and Reports on Form 8-K                                              12

Signatures                                                                            12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (Dollars in 000s, except per share data)


                                                                                     APRIL 4,             JANUARY 3,
                                                                                       1998                  1998
                                                                                   ------------          ------------
                                                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash                                                                           $    103,694          $     92,212
    Trade accounts receivable (less allowances of $52,254 and
       $48,541 at April 4, 1998 and January 3, 1998, respectively)                    1,791,934             1,635,728
    Inventories                                                                       2,278,665             2,492,646
    Other current assets                                                                202,447               225,408
                                                                                   ------------          ------------
     Total current assets                                                             4,376,740             4,445,994

  Property and equipment, net                                                           228,726               215,148
  Goodwill, net                                                                         141,690               142,478
  Other                                                                                 128,273               128,531
                                                                                   ------------          ------------
     Total assets                                                                  $  4,875,429          $  4,932,151
                                                                                   ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                               $  2,282,210          $  2,415,001
    Accrued expenses                                                                    280,372               292,515
    Current maturities of long-term debt                                                 28,638                21,869
                                                                                   ------------          ------------
     Total current liabilities                                                        2,591,220             2,729,385

    Long-term debt                                                                    1,126,986             1,119,262
    Other                                                                                30,896                23,843
                                                                                   ------------          ------------
     Total liabilities                                                                3,749,102             3,872,490

  Minority interest                                                                       4,890                 4,862
  Commitments and contingencies
  Redeemable Class B Common Stock                                                         8,129                16,593

  Stockholders' equity:
    Preferred Stock, $0.01 par value, 1,000,000 shares
       authorized; no shares issued and outstanding                                          --                    --
    Class A Common Stock, $0.01 par value, 265,000,000 shares
       authorized; 38,271,346 and 37,366,389 shares issued
       and outstanding at April 4, 1998 and January 3, 1998, respectively                   383                   374
    Class B Common Stock, $0.01 par value, 135,000,000
       shares authorized; 99,664,302 and 99,714,672 shares issued and outstanding (including 1,161,250 and 2,370,400 redeemable shares)
       at April 4, 1998 and January 3, 1998, respectively                                   985                   973
    Additional paid in capital                                                          505,822               484,912
    Retained earnings                                                                   622,977               566,441
    Cumulative translation adjustment                                                   (16,643)              (14,236)
    Unearned compensation                                                                  (216)                 (258)
                                                                                   ------------          ------------
     Total stockholders' equity                                                       1,113,308             1,038,206
                                                                                   ------------          ------------
     Total liabilities and stockholders' equity                                    $  4,875,429          $  4,932,151
                                                                                   ============          ============


       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (Dollars in 000s, except per share data)
                                   (Unaudited)


                                                      THIRTEEN WEEKS ENDED
                                                ---------------------------------
                                                  APRIL 4,              MARCH 29,
                                                    1998                  1997
                                                -----------           -----------
Net sales                                       $ 5,150,088           $ 3,649,978

Cost of sales                                     4,820,178             3,415,270
                                                -----------           -----------

Gross profit                                        329,910               234,708

Expenses:
   Selling, general and administrative              212,611               154,145
   Noncash compensation charge                        1,148                 1,813
                                                -----------           -----------
                                                    213,759               155,958
                                                -----------           -----------

Income from operations                              116,151                78,750

Other (income) expense:
   Interest income                                   (1,413)                 (814)
   Interest expense                                  19,272                 7,308
   Net foreign currency exchange loss                 1,575                    63
   Other                                              2,680                 3,148
                                                -----------           -----------
                                                     22,114                 9,705
                                                -----------           -----------

Income before income taxes and
    minority interest                                94,037                69,045

Provision for income taxes                           37,474                28,453
                                                -----------           -----------

Income before minority interest                      56,563                40,592

Minority interest                                        27                   215
                                                -----------           -----------

Net income                                      $    56,536           $    40,377
                                                ===========           ===========

Basic earnings per share                        $      0.41           $      0.30
                                                ===========           ===========

Diluted earnings per share                      $      0.38           $      0.28
                                                ===========           ===========


       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Dollars in 000s)
                                   (Unaudited)


                                                                                            THIRTEEN WEEKS ENDED
                                                                                         APRIL 4,           MARCH 29,
                                                                                           1998                1997
                                                                                        ---------           ---------

Cash provided (used) by operating activities:
  Net income                                                                            $  56,536           $  40,377
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                                          15,402              10,326
    Deferred income taxes                                                                  (1,138)             (1,892)
    Minority interest                                                                          27                 215
    Noncash compensation charge                                                             1,148               1,813
  Changes in operating assets and liabilities
    Trade accounts receivable                                                            (165,131)            (81,599)
    Inventories                                                                           206,658            (322,031)
    Other current assets                                                                   33,400              (3,916)
    Accounts payable                                                                     (127,887)            114,732
    Accrued expenses                                                                       (8,778)             50,620
                                                                                        ---------           ---------
    Cash provided (used) by operating activities                                           10,237            (191,355)

Cash provided (used) by investing activities:
  Purchase of property & equipment                                                        (27,052)            (19,358)
  Other                                                                                    (4,633)             (1,955)
                                                                                        ---------           ---------
      Cash used by investing activities                                                   (31,685)            (21,313)

Cash provided (used) by financing activities:
  Redemption of Redeemable Class B Stock                                                     (335)                 --
  Exercise of stock options including tax benefits                                         11,696               6,276
  (Repayments) proceeds of debt                                                              (452)             53,135
  Net borrowings under revolving credit facility                                           22,453             168,750
                                                                                        ---------           ---------
      Cash provided by financing activities                                                33,362             228,161

Effect of exchange rate changes on cash                                                      (432)             (1,634)
                                                                                        ---------           ---------

Increase in cash                                                                           11,482              13,859

Cash, beginning of period                                                                  92,212              48,279
                                                                                        ---------           ---------

Cash, end of period                                                                     $ 103,694           $  62,138
                                                                                        =========           =========

Supplemental disclosure of cash flow information:
Cash payments during the period:
  Interest                                                                              $  19,038           $   7,089
  Income taxes                                                                             13,754              15,324


       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

        Ingram Micro Inc. (the "Company" or "Ingram Micro"), is primarily engaged in wholesale distribution of computer-based technology products and services worldwide. The Company conducts the majority of its operations in North America, Europe, and Latin America. In November 1996, the Company's former parent, Ingram Industries Inc. ("Ingram Industries"), consummated a split-off of the Company in a tax-free reorganization (the "Split-Off"). In connection with the Split-Off, certain stockholders of Ingram Industries exchanged all or some of their shares of Ingram Industries Common Stock for 107,251,362 shares of Class B Common Stock of the Company in specified ratios.

        The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of April 4, 1998 and the results of their operations and cash flows for the thirteen weeks ended April 4, 1998 and March 29, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirteen week periods may not be indicative of the results of operations that can be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

        Effective in the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and related interpretations. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method. Earnings per share for all prior periods have been restated to reflect the adoption of FAS 128.

        The composition of Basic EPS and Diluted EPS is as follows:

                                                                          THIRTEEN WEEKS ENDED
                                                                      APRIL 4,             MARCH 29,
                                                                       1998                  1997
                                                                   ------------          ------------

Net income                                                         $     56,536          $     40,377
                                                                   ============          ============

Weighted average shares                                             137,409,171           134,773,566
                                                                   ============          ============

Basic earnings per share                                           $       0.41          $       0.30
                                                                   ============          ============

Weighted average shares including
    the dilutive effect of stock options
    (11,652,658 and 10,595,755 for the thirteen weeks
    ended April 4, 1998 and March 29, 1997, respectively)           149,061,829           145,369,321
                                                                   ============          ============

Diluted earnings per share                                         $       0.38          $       0.28
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

NOTE 4 - COMPREHENSIVE INCOME

        Effective in the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $55,088 and $35,391 for the thirteen weeks ended April 4, 1998 and March 29, 1997, respectively. The primary difference from net income as reported is the tax affected change in cumulative translation adjustment.

NOTE 5 - NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which will become effective in fiscal 1998. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.


                                                         THIRTEEN WEEKS ENDED
                                              APRIL 4,                         MARCH 29,
                                                1998                             1997
                                       -----------------------         -----------------------
NET SALES BY GEOGRAPHIC REGION:                          (dollars in millions)
United States                          $3,456             67.1%        $2,478             67.9%
Europe                                  1,175             22.8%           758             20.8%
Other international                       519             10.1%           414             11.3%
                                       -----------------------         -----------------------
Total                                  $5,150            100.0%        $3,650            100.0%
                                       =======================         =======================


    The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                             PERCENTAGE OF NET SALES
                                                           --------------------------
                                                             THIRTEEN WEEKS ENDED
                                                            APRIL 4,        MARCH 29,
                                                              1998            1997
                                                           ----------      ----------
Net sales                                                      100.0%          100.0%
Cost of sales                                                   93.6%           93.6%
                                                           ----------      ----------
Gross profit                                                     6.4%            6.4%
Expenses:
   SG&A expenses                                                 4.2%            4.2%
   Noncash compensation charge                                   0.0%            0.0%
                                                           ----------      ----------
Income from operations                                           2.2%            2.2%
Other expense, net                                               0.4%            0.3%
                                                           ----------      ----------
Income before income taxes and minority interest                 1.8%            1.9%
Provision for income taxes                                       0.7%            0.8%
Minority interest                                                0.0%            0.0%
                                                           ----------      ----------
Net income                                                       1.1%            1.1%
                                                           ==========      ==========


THIRTEEN WEEKS ENDED APRIL 4, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29,
1997

        Consolidated net sales increased 41.1% to $5.15 billion in the first quarter of 1998 from $3.65 billion in the first quarter of 1997. The increase in worldwide net sales was attributable to growth in the microcomputer products industry in general, the addition of new customers, increased sales to the existing customer base, improved product availability, and expansion of the Company's product offerings.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

        Net sales from U.S. operations increased 39.5% to $3.46 billion in the first quarter of 1998 from $2.48 billion in the first quarter of 1997. In addition to the factors above that impacted net sales worldwide, U.S. net sales were positively impacted by the acquisition of Intelligent Electronics Inc.'s Reseller Network Division ("RND"), which was completed on July 18, 1997. Concurrent with the RND acquisition, the Company more fully integrated its master reseller business into its wholesale distribution business. Net sales from European operations increased 55.1% to $1.17 billion in the first quarter of 1998 from $757.6 million in the first quarter of 1997. Other international net sales increased 25.3% to $519.0 million in the first quarter of 1998 from $414.4 million in the first quarter of 1997, due to growth in net sales of the Company's Latin American, Canadian and Export Division operations.

        Cost of sales as a percentage of net sales remained constant at 93.6% in the first quarter of 1998 compared to the first quarter of 1997.

        Total SG&A expenses increased 37.9% to $212.6 million in the first quarter of 1998 from $154.1 million in the first quarter of 1997, but remained constant as a percentage of net sales at 4.2% in the first quarter of 1998 and the first quarter of 1997. The increased level of spending was attributable to expenses required to support expansion of the Company's business, consisting primarily of incremental personnel and support costs, lease payments relating to new operating facilities, and expenses associated with the development and maintenance of information systems.

        Noncash compensation charges decreased 36.7% to $1.1 million in the first quarter of 1998 from $1.8 million in the first quarter of 1997. The amount of noncash compensation charges varies from year to year due to the impact of vesting and forfeitures related to the underlying stock options. The Company expects to record additional noncash compensation charges of $1.2 million in each of the second, third and fourth quarters of 1998.

        Income from operations increased 47.5% to $116.2 million in the first quarter of 1998 from $78.8 million in the first quarter of 1997, and, as a percentage of net sales, remained constant at 2.2% in the first quarter of 1998 and the first quarter of 1997. Income from operations in the United States remained constant as a percentage of net sales at 2.7% in the first quarter of 1998 and the first quarter of 1997. Income from operations in Europe increased as a percentage of European net sales to 1.7% in the first quarter of 1998 from 1.0% in the first quarter of 1997 due to sales increasing at a faster rate than operating expenses. Income from operations for other international regions decreased as a percentage of net sales to 1.0% in the first quarter of 1998 from 1.8% in the first quarter of 1997 due to the impact of higher cost of sales as a percentage of other international net sales.

        Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 127.9% to $22.1 million in the first quarter of 1998 from $9.7 million in the first quarter of 1997, and increased as a percentage of net sales to 0.4% in the first quarter of 1998 from 0.3% in the first quarter of 1997. The increase in other expense, net, is primarily attributable to increased interest expense in the first quarter of 1998 as a result of increased borrowings to finance acquisitions and the expansion of the Company's business.

        The provision for income taxes increased 31.7% to $37.5 million in the first quarter of 1998 from $28.5 million in the first quarter of 1997, reflecting the 36.2% increase in the Company's income before income taxes and minority interest. The Company's effective tax rate was 39.9% in the first quarter of 1998 compared to 41.2% in the first quarter of 1997. The decrease in the effective tax rate was primarily due to the reduction in the noncash compensation charge, much of which is not deductible for tax purposes, as well as certain international taxes in 1998.

        Excluding noncash compensation charges, net income increased 37.4% to $57.5 million in the first quarter of 1998 from $41.8 million in the first quarter of 1997 and, as a percentage of net sales, decreased to 1.1% in the first quarter of 1998 from 1.2% in the first quarter of 1997. Pro forma diluted earnings per share, excluding noncash compensation charges, increased 34.5% to $0.39 in the first quarter of 1998 from $0.29 in the first quarter of 1997. Net income, including noncash compensation charges, increased 40.0% to $56.5 million in the first quarter of 1998 from $40.4 million in the first quarter of 1997. Diluted earnings per share, including the noncash compensation charge, increased 35.7% to $0.38 in the first quarter of 1998 from $0.28 in the first quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, and the public sale of 23,200,000 shares of its Class A Common Stock at $18.00 per share in the IPO completed in November 1996.

        Cash provided by operating activities was $10.2 million in the first quarter of 1998 as compared to cash used by operating activities of $191.4 million in the first quarter of 1997. The significant increase in cash provided by operating activities in the first quarter of 1998 compared to the first quarter of 1997 was largely attributable to a greater decrease in inventories during the first quarter of 1998 than in the first quarter of 1997, as well as the increase in net income, partially offset by a greater decrease in accounts payable and a greater increase in accounts receivable in the first quarter of 1998 than in the first quarter of 1997.

        Net cash used by investing activities was $31.7 million in the first quarter of 1998 compared to $21.3 million in the first quarter of 1997. The increase was due to the Company's expansion of warehouse and other facilities.

        Net cash provided by financing activities was $33.4 million in the first quarter of 1998 compared to $228.2 million in the first quarter of 1997. The decrease in net cash provided by financing activities was caused primarily by the reduction in proceeds drawn under the revolving credit facility and new long-term debt in the first quarter of 1998 as compared to the first quarter of 1997.

        Concurrently with the completion of the IPO, the Company entered into a $1 billion credit facility with a syndicate of banks for which NationsBank of Texas N.A. and The Bank of Nova Scotia acted as agents. In 1997, the Company entered into two additional credit facilities which together provide an additional $650 million, bringing the total amount available to the Company under these facilities to $1.65 billion. Under the credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt, current ratio and interest coverage. The credit facilities also restrict the Company's ability to pay dividends. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At April 4, 1998, the Company had $948.3 million in outstanding borrowings under the credit facilities.

        From February 1993 through the Split-Off, the Company had an agreement with Ingram Industries whereby the Company sold all of its domestic trade accounts receivable to Ingram Industries on an ongoing basis. Ingram Industries transferred certain trade accounts receivable from the Company and other Ingram Industries affiliates to a trust which sold certificates representing undivided interests in the total pool of trade receivables without recourse. As of November 1, 1996, Ingram Industries had sold $160 million of medium-term certificates with various commencement dates between June 1, 1998 and February 1, 2004. In addition, approximately $13 million of trust certificate-backed commercial paper was outstanding on the Split-Off date. In connection with the Split-Off, in partial satisfaction of amounts due to Ingram Industries, the Ingram Industries accounts receivable securitization program was assumed by the Company, which is now the sole seller of receivables. Assumption of the securitization program resulted in a $160 million reduction of trade accounts receivable and long-term debt on the Company's subsequent consolidated balance sheets. Under the amended program, certain of the Company's domestic receivables are transferred to the trust. The Company believes the amended program contains sufficient trade accounts receivable to support the outstanding fixed-rate medium term certificates as well as an unspecified amount under a variable rate certificate which supports the commercial paper program. At April 4, 1998 and January 3, 1998, the amount of commercial paper outstanding totaled $150 million. The commercial paper program arrangement with the trust extends to December 31, 1999, renews biannually, subject to certain conditions, and has a final termination date of February 10, 2013.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which will become effective in fiscal 1998. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in its Annual Report on Form 10-K for the year ended January 3, 1998, outlined cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998, including Exhibit 99.01 attached thereto; other risks or uncertainties may be detailed from time to time in the Company's future Securities and Exchange Commission filings.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

        No.     Description
        ---     -----------

        27      Financial Data Schedule

b)      Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the thirteen weeks ended April 4, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INGRAM MICRO INC.


                             By:       /s/ Michael J. Grainger
                                ------------------------------------------------
                             Name:  Michael J. Grainger
                             Title: Executive Vice President and Worldwide Chief
                                    Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)

May 19, 1998

                                 EXHIBIT INDEX

      Exhibit
        No.     Description
        ---     -----------
        27      Financial Data Schedule