Form 10-Q
period 1998-07-04
INGRAM MICRO INC
filed 1998-08-18
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 4, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _____________ to ______________


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

The Registrant had 40,331,321 shares of Class A Common Stock, par value $.01 per share, and 99,281,252 shares of Class B Common Stock, par value $.01 per share, outstanding at July 4, 1998.

                                INGRAM MICRO INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                   Pages
                                                                                   -----
Item 1. Financial Statements

        Consolidated Balance Sheet at July 4, 1998 and January 3, 1998                3
        Consolidated Statement of Income for the thirteen weeks and twenty-six
           weeks ended July 4, 1998 and June 28, 1997                                 4
        Consolidated Statement of Cash Flows for the twenty-six weeks ended
           July 4, 1998 and June 28, 1997                                             5
        Notes to Consolidated Financial Statements                                  6-7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                8-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                            13

Item 2. Changes in Securities and Use of Proceeds                                    13

Item 3. Defaults Upon Senior Securities                                              13

Item 4. Submission of Matters to a Vote of Security Holders                       13-14

Item 5. Other Information                                                            14

Item 6. Exhibits and Reports on Form 8-K                                             14

Signatures                                                                           14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (Dollars in 000s, except per share data)

                                                                JULY 4,       JANUARY 3,
                                                                 1998            1998
                                                              -----------     ----------
                                                              (UNAUDITED)
ASSETS
  Current assets:
    Cash                                                      $  113,401      $   92,212
    Trade accounts receivable (less allowances of $54,643
     and $48,541 at July 4, 1998 and January 3, 1998,
     respectively)                                             1,842,512       1,635,728
    Inventories                                                1,965,551       2,492,646
    Other current assets                                         215,173         225,408
                                                              ----------      ----------
      Total current assets                                     4,136,637       4,445,994
Property and equipment, net                                      256,617         215,148
Goodwill, net                                                    139,610         142,478
Other                                                            139,586         128,531
                                                              ----------      ----------
      Total assets                                            $4,672,450      $4,932,151
                                                              ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                          $2,141,369      $2,415,001
    Accrued expenses                                             257,138         292,515
    Current maturities of long-term debt                          14,825          21,869
                                                              ----------      ----------
      Total current liabilities                                2,413,332       2,729,385
    Long-term debt                                             1,018,498       1,119,262
    Other                                                         29,082          23,843
                                                              ----------      ----------
      Total liabilities                                        3,460,912      3,9872,490
Minority interest                                                  5,234           4,862
Commitments and contingencies
Redeemable Class B Common Stock                                    8,129          16,593
Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares
    authorized; no shares issued and outstanding                      --              --
  Class A Common Stock, $0.01 par value, 265,000,000 shares
    authorized; 40,331,321 and 37,366,389 shares issued and
    outstanding at July 4, 1998 and January 3, 1998,
    respectively                                                     403             374
  Class B Common Stock, $0.01 par value, 135,000,000 shares
    authorized; 99,281,252 and 99,714,672 shares issued and
    outstanding (including 1,161,250 and 2,370,400
    redeemable shares) at July 4, 1998 and January 3, 1998,
    respectively)                                                    981             973
  Additional paid in capital                                     534,884         484,912
  Retained earnings                                              678,602         566,441
  Cumulative translation adjustment                              (16,522)        (14,236)
  Unearned compensation                                             (173)           (258)
                                                              ----------      ----------
      Total stockholder's equity                               1,198,175       1,038,206
                                                              ----------      ----------
      Total liabilities and stockholders' equity              $4,672,450      $4,932,151
                                                              ==========      ==========

       See accompanying notes to these consolidated financial statements.

                               INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (Dollars in 000s, except per share data)
                                 (Unaudited)

                                                                THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                              ------------------------    -------------------------
                                                               JULY 4,       JUNE 28,       JULY 4,       JUNE 28,
                                                                 1998          1997          1998           1997
                                                              ----------    ----------    -----------    ----------
Net sales                                                     $4,956,121    $3,716,827    $10,106,209    $7,366,805
Cost of sales                                                  4,640,639     3,474,702      9,460,817     6,889,972
                                                              ----------    ----------    -----------    ----------
    Gross profit                                                 315,482       242,125        645,392       476,833
Expenses:
  Selling, general and administrative                            203,533       161,221        416,144       315,366
  Noncash compensation charge                                      1,146         1,734          2,294         3,547
                                                              ----------    ----------    -----------    ----------
                                                                 204,679       162,955        418,438       318,913
                                                              ----------    ----------    -----------    ----------
Income from operations                                           110,803        79,170        226,954       157,920
Other (income) expense:
  Interest income                                                 (1,393)       (1,238)        (2,806)       (2,052)
  Interest expense                                                15,896         9,096         35,136        16,404
  Net foreign currency exchange loss                               1,219            91          2,794           154
  Other                                                            2,259         3,266          4,971         6,414
                                                              ----------    ----------    -----------    ----------
                                                                  17,981        11,215         40,095        20,920
                                                              ----------    ----------    -----------    ----------
Income before income taxes and minority interest                  92,822        67,955        186,859       137,000
Provision for income taxes                                        36,992        27,575         74,466        56,028
                                                              ----------    ----------    -----------    ----------
Income before minority interest                                   55,830        40,380        112,393        80,972
Minority interest                                                    205           412            232           627
                                                              ----------    ----------    -----------    ----------
Net income                                                    $   55,625    $   39,968    $   112,161    $   80,345
                                                              ==========    ==========    ===========    ==========
Basic earnings per share                                      $     0.40    $     0.30    $      0.81    $     0.60
                                                              ==========    ==========    ===========    ==========
Diluted earnings per share                                    $     0.37    $     0.27    $      0.75    $     0.55
                                                              ==========    ==========    ===========    ==========

       See accompanying notes to these consolidated financial statements.

                               INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in 000s)
                                 (Unaudited)

                                                                 TWENTY-SIX WEEKS
                                                                      ENDED
                                                              ----------------------
                                                               JULY 4,     JUNE 28,
                                                                1998         1997
                                                              ---------    ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                  $ 112,161    $  80,345
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization                                30,283       21,207
    Deferred income taxes                                            89       (1,329)
    Minority interest                                               232          627
    Noncash compensation charge                                   2,294        3,547
  Changes in operating assets and liabilities:
    Trade accounts receivable                                  (216,068)     (83,506)
    Inventories                                                 519,422      (35,060)
    Other current assets                                         18,252        1,674
    Accounts payable                                           (266,536)    (214,959)
    Accrued expenses                                            (45,989)      40,316
                                                              ---------    ---------
      Cash provided by (used in) operating activities           154,140     (187,138)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                            (59,967)     (40,061)
  Proceeds from sale of property and equipment                       --       10,249
  Acquisitions, net of cash acquired                             (8,085)          --
  Other                                                          (4,403)      (1,565)
                                                              ---------    ---------
      Cash used by investing activities                         (72,455)     (31,377)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Redemption of Redeemable Class B Stock                           (335)        (350)
  Exercise of stock options including tax benefits               39,673        8,830
  Proceeds from issuance of convertible debenture               449,604            0
  Proceeds of debt                                               10,816       44,259
  Net borrowings under revolving credit facility               (559,976)     190,639
                                                              ---------    ---------
      Cash provided (used) by financing activities              (60,218)     243,378
Effect of exchange rate changes on cash                            (278)      (1,826)
                                                              ---------    ---------
Increase in cash                                                 21,189       23,037
Cash, beginning of period                                        92,212       48,279
                                                              ---------    ---------
Cash, end of period                                           $ 113,401    $  71,316
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
  Interest                                                    $  35,489    $  15,702
  Income taxes                                                   69,539       67,533

       See accompanying notes to these consolidated financial statements.

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in 000s, except per share data)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Ingram Micro Inc. (the "Company" or "Ingram Micro") is primarily engaged in wholesale distribution of computer-based technology products and services worldwide. The Company conducts the majority of its operations in North America, Europe, and Latin America. In November 1996, the Company's former parent, Ingram Industries Inc. ("Ingram Industries"), consummated a split-off of the Company in a tax-free reorganization (the "Split-Off"). In connection with the Split-Off, certain stockholders of Ingram Industries exchanged all or some of their shares of Ingram Industries Common Stock for 107,251,362 shares of Class B Common Stock of the Company in specified ratios.

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of July 4, 1998, their results of operations for the thirteen and twenty-six weeks ended July 4, 1998 and June 28, 1997 and their cash flows for the twenty-six weeks ended July 4, 1998 and June 28, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the twenty-six week period may not be indicative of the results of operations that can be expected for the full year.

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

THE COMPOSITION OF BASIC EPS AND DILUTED EPS IS AS FOLLOWS:

                                 THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                               ------------------------------       ----------------------------
                                  JULY 4,           JUNE 28,          JULY 4,           JUNE 28,
                                   1998               1997              1998             1997
                               -----------        -----------       -----------      -----------
Net income                     $    55,625        $    39,968       $   112,161      $    80,345
                               ===========        ===========       ===========      ===========
Weighted average shares        138,898,854        134,999,003       138,154,012      134,886,284
                               ===========        ===========       ===========      ===========
Basic earnings per share       $      0.40        $      0.30       $      0.81      $      0.60
                               ===========        ===========       ===========      ===========
Weighted average shares
  including the dilutive
  effect of stock options
  (11,021,954 and 10,714,550
  for the 13 weeks ended
  July 4, 1998 and June 28,
  1997, respectively, and
  10,902,854 and 10,620,417
  for the 26 weeks ended
  July 4, 1998 and June 28,
  1997, respectively)          149,920,808        145,713,553       149,056,866      145,506,701
                               ===========        ===========       ===========      ===========
Diluted earnings per share     $      0.37        $      0.27       $      0.75      $      0.55
                               ===========        ===========       ===========      ===========

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

NOTE 4 - COMPREHENSIVE INCOME

         Effective in the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $55,698 and $38,539 for the thirteen weeks ended July 4, 1998 and June 28, 1997, respectively, and $110,785 and $73,910 for the twenty-six weeks ended July 4, 1998 and June 28, 1997, respectively. The primary difference from net income as reported is the tax effected change in cumulative translation adjustment.

NOTE 5 - LONG-TERM DEBT

         On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company's Class A Common Stock at a rate of
5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. The debentures are currently convertible into approximately 7.3 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008 or June 9, 2013, or if there is a
Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of redemption. In the event of a repurchase at the option of a holder (other than upon a Fundamental Change) the Company may, at its option, pay in cash or Class A Common Stock or any combination thereof. In the case of any such repurchase as of June 9, 2001 the Company may elect, in lieu of payment of cash or Class A Common Stock, to satisfy the redemption in new Zero Coupon Convertible Senior Debentures due 2018.

NOTE 6 - NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which will become effective for the Company's full year fiscal 1998 reporting. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

                                       THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                   --------------------------------   ---------------------------------
                                      JULY 4,           JUNE 28,         JULY 4,            JUNE 28,
                                       1998               1997             1998              1997
                                   --------------    --------------   ---------------    --------------
NET SALES BY GEOGRAPHIC REGION:
United States                      $3,479   70.2%    $2,629   70.7%    $6,935   68.6%    $5,107   69.3%
Europe                              1,011   20.4%       711   19.1%     2,186   21.6%     1,469   20.0%
Other international                   466    9.4%       377   10.2%       985    9.8%       791   10.7%
                                   --------------    --------------   ---------------    --------------
Total                              $4,956  100.0%    $3,717  100.0%   $10,106  100.0%    $7,367  100.0%
                                   ==============    ==============   ===============    ==============

         The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

                                                          PERCENTAGE OF NET SALES
                                         ---------------------------------------------------------
                                          THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                         ------------------------         ------------------------
                                         JULY 4,         JUNE 28,         JULY 4,         JUNE 28,
                                           1998            1997             1998            1997
                                         --------        --------         -------         --------
Net sales                                 100.0%           100.0%          100.0%          100.0%
Cost of sales                              93.6%            93.5%           93.6%           93.5%
                                          -----           ------           -----           -----
Gross profit                                6.4%             6.5%            6.4%            6.5%
Expenses:
  SG&A expenses                             4.1%             4.3%            4.1%            4.3%
  Noncash compensation charge               0.0%             0.1%            0.0%            0.0%
Income from operations                      2.3%             2.1%            2.3%            2.2%
                                          -----           ------           -----           -----
Other expense, net                          0.4%             0.3%            0.4%            0.3%
                                          -----           ------           -----           -----
Income before income taxes and
  minority interest                         1.9%             1.8%            1.9%            1.9%
Provision for income taxes                  0.8%             0.7%            0.8%            0.8%
Minority interest                           0.0%             0.0%            0.0%            0.0%
                                          -----           ------           -----           -----
Net income                                  1.1%             1.1%            1.1%            1.1%
                                          =====           ======           =====           =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THIRTEEN WEEKS ENDED JULY 4, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 1997

         Consolidated net sales increased 33.3% to $4.96 billion in the second quarter of 1998 from $3.72 billion in the second quarter of 1997. The increase in worldwide net sales was primarily attributable to growth in the microcomputer products industry in general, the addition of new customers, increased sales to the existing customer base, improved product availability, and expansion of the Company's product offerings.

         Net sales from U.S. operations increased 32.3% to $3.48 billion in the second quarter of 1998 from $2.63 billion in the second quarter of 1997. Net sales from European operations increased 42.2% to $1.01 billion in the second quarter of 1998 from $711.1 million in the second quarter of 1997. Other international net sales increased 23.7% to $466.0 million in the second quarter of 1998 from $376.6 million in the second quarter of 1997, due to growth in net sales of the Company's Latin American, Canadian and Export Division operations.

         Cost of sales as a percentage of net sales increased to 93.6% in the second quarter of 1998 compared to 93.5% in the second quarter of 1997. The increase was largely attributable to the reduced margins in the U.S. and Canada.

         Total SG&A expenses increased 26.2% to $203.5 million in the second quarter of 1998 from $161.2 million in the second quarter of 1997, but decreased as a percentage of net sales to 4.1% in the second quarter of 1998 from 4.3% in the second quarter of 1997. The increased level of spending was attributable to expenses required to support expansion of the Company's business, consisting primarily of incremental personnel and support costs, lease payments relating to new operating facilities, and expenses associated with the development and maintenance of information systems.

         Noncash compensation charges decreased 33.9% to $1.1 million in the second quarter of 1998 from $1.7 million in the second quarter of 1997. The amount of noncash compensation charges decreases from year to year due to the impact of vesting and forfeitures related to the underlying stock options. The Company expects to record additional noncash compensation charges of $1.1 million in each of the third and fourth quarters of 1998.

         Income from operations increased 40.0% to $110.8 million in the second quarter of 1998 from $79.2 million in the second quarter of 1997, and, as a percentage of net sales, increased to 2.2% in the second quarter of 1998 from 2.1% in the second quarter of 1997. Income from operations in the United States remained constant as a percentage of net sales at 2.7% in the second quarter of 1998 and the second quarter of 1997. Income from operations in Europe increased as a percentage of European net sales to 1.1% in the second quarter of 1998 from 0.5% in the second quarter of 1997 due to sales increasing at a faster rate than operating expenses. Income from operations for other international regions decreased as a percentage of net sales to 1.6% in the second quarter of 1998 from 2.1% in the second quarter of 1997 due to the impact of higher cost of sales as a percentage of other international net sales.

         Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 60.3% to $18.0 million in the second quarter of 1998 from $11.2 million in the second quarter of 1997, and increased as a percentage of net sales to 0.4% in the second quarter of 1998 from 0.3% in the second quarter of 1997. The increase in other expense, net, is primarily attributable to increased interest expense in the second quarter of 1998 as a result of increased borrowings to finance acquisitions and the expansion of the Company's business.

         The provision for income taxes increased 34.2% to $37.0 million in the second quarter of 1998 from $27.6 million in the second quarter of 1997, reflecting the 36.6% increase in the Company's income before income taxes and minority interest. The Company's effective tax rate was 39.9% in the second quarter of 1998 compared to 40.6% in the second quarter of 1997. The decrease in the effective tax rate was primarily due to the reduction in the noncash compensation charge, much of which is not deductible for tax purposes, as well as certain international taxes in 1998.

         Excluding noncash compensation charges, net of tax, net income increased 36.5% to $56.5 million in the second quarter of 1998 from $41.4 million in the second quarter of 1997 and, as a percentage of net sales, remained constant at 1.1% for the second quarter of 1998 and the second quarter of 1997. Pro forma diluted earnings per share, excluding noncash compensation charges, increased 35.7% to $0.38 in the second quarter of 1998 from $0.28 in the second quarter of 1997. Net income, including noncash compensation charges, increased 39.2% to $55.6 million in the second quarter of 1998 from $40.0 million in the second quarter of 1997. Diluted earnings per share, including the noncash compensation charge, increased 37.0% to $0.37 in the second quarter of 1998 from $0.27 in the second quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TWENTY-SIX WEEKS ENDED JULY 4, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 1997

         Consolidated net sales for the first half of 1998 increased 37.2% to $10.11 billion from $7.37 billion in the first half of 1997. The increase in worldwide net sales was attributable to the same factors summarized in the discussion of net sales for the thirteen weeks ended July 4, 1998 and June 28, 1997.

         Net sales from U.S. operations increased 35.8% to $6.94 billion in the first half of 1998 from $5.11 billion in the first half of 1997. Net sales from European operations increased 48.9% to $2.19 billion in the first half of 1998 from $1.47 billion in the first half of 1997. Other international net sales increased 24.5% to $985.0 million in the first half of 1998 from $791.0 million in the first half of 1997, due to growth in net sales of the Company's Latin American, Canadian and Export Division operations.

         Cost of sales as a percentage of net sales increased to 93.6% in the first half of 1998 from 93.5% in the first half of 1997. The increase was largely attributable to the same factors summarized in the discussion of cost of sales for the thirteen weeks ended July 4, 1998 and June 28, 1997.

         Total SG&A expenses increased 32.0% to $416.1 million in the first half of 1998 from $315.4 million in the first half of 1997, but decreased as a percentage of net sales to 4.1% in the first half of 1998 from 4.3% in the first half of 1997. The increased level of spending was largely attributable to the same factors summarized in the discussion of SG&A expenses for the thirteen weeks ended July 4, 1998 and June 28, 1997.

         Noncash compensation charges decreased 35.3% to $2.3 million in the first half of 1998 from $3.5 million in the first half of 1997. The amount of noncash compensation charges decreases from year to year due to the impact of vesting and forfeitures related to the underlying stock options.

         Income from operations increased 43.7% to $227.0 million in the first half of 1998 from $157.9 million in the first half of 1997, and, as a percentage of net sales, increased to 2.3% in the first half of 1998 from 2.2% in the first half of 1997. Income from operations in the U.S. remained constant as a percentage of net sales at 2.7% in the first half of 1998 and the first half of 1997. Income from operations in Europe increased as a percentage of European net sales to 1.4% in the first half of 1998 from 0.7% in the first half of 1997 due to sales increasing at a faster rate than operating expenses. Income from operations for other international regions decreased as a percentage of net sales to 1.3% in the first half of 1998 from 1.9% in the first half of 1997 due to the impact of higher cost of sales as a percentage of other international net sales.

         Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 91.7% to $40.1 million in the first half of 1998 from $20.9 million in the first half of 1997, and increased as a percentage of net sales to 0.4% in the first half of 1998 from 0.3% in the first half of 1997. The increase in other expense, net, is primarily attributable to the same factors summarized in the discussion of other expense, net for the thirteen weeks ended July 4, 1998 and June 28, 1997.

         The provision for income taxes increased 32.9% to $74.5 million in the first half of 1998 from $56.0 million in the first half of 1997, reflecting the 36.4% increase in the Company's income before income taxes and minority interest. The Company's effective tax rate was 39.9% in the first half of 1998 compared to 40.9% in the first half of 1997. The decrease in the effective tax rate was primarily due to the reduction in the noncash compensation charge, much of which is not deductible for tax purposes, as well as certain international taxes in 1998.

         Excluding noncash compensation charges, net income increased 37.0% to $114.0 million in the first half of 1998 from $83.2 million in the first half of 1997 and, as a percentage of net sales, remained constant at 1.1% for the first half of 1998 and the first half of 1997. Pro forma diluted earnings per share, excluding noncash compensation charges, increased 35.0% to $0.77 in the first half of 1998 from $0.57 in the first half of 1997. Net income, including noncash compensation charges, increased 39.6% to $112.2 million in the first half of 1998 from $80.3 million in the first half of 1997. Diluted earnings per share, including the noncash compensation charge, increased 36.4% to $0.75 in the first half of 1998 from $0.55 in the first half of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, the public sale of 23,200,000 shares of its Class A Common Stock at $18.00 per share in the IPO completed in November 1996, and the issuance of zero coupon convertible senior debentures in June 1998 which yielded $449.6 million in net proceeds.

         Cash provided by operating activities was $154.1 million in the first half of 1998 as compared to cash used by operating activities of $187.1 million in the first half of 1997. The significant increase in cash provided by operating activities in the first half of 1998 compared to the first half of 1997 was largely attributable to a greater decrease in inventories during the first half of 1998 than in the first half of 1997, as well as the increase in net income, partially offset by a greater decrease in accounts payable and a greater increase in accounts receivable in the first half of 1998 than in the first half of 1997.

         Net cash used by investing activities was $72.5 million in the first half of 1998 compared to $31.4 million in the first half of 1997. The increase was due to the Company's expansion of warehouse and other facilities as well as the acquisition of an assembly facility in The Netherlands.

         Net cash used by financing activities was $60.2 million in the first half of 1998 compared to net cash provided of $243.4 million in the first half of 1997. The change was primarily a result of net repayments on the Company's long-term indebtedness in the first half of 1998. In each of the first half of 1998 and the first half of 1997, the Company borrowed to finance the expansion of its business, but in the first half of 1998, the cash provided by operating activities (as discussed above) allowed the Company to repay borrowings under the Company's revolving credit facilities. The issuance of the debentures in June 1998 did not have a material impact on cash provided (used) by financing activities, as the proceeds from the sale of the debentures were used to repay outstanding indebtedness under the Company's revolving credit facilities.

         The Company has three syndicated bank credit facilities with an aggregate availability of $1.65 billion. Under the credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt, current ratio and interest coverage. The credit facilities also restrict the Company's ability to pay dividends. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At July 4, 1998, the Company had $380.0 million in outstanding borrowings under the credit facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         The Company has an arrangement with a trust pursuant to which certain U.S. trade accounts receivable of the Company are transferred to the trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued $160 million of fixed-rate medium-term certificates and a variable rate certificate, which supports a commercial paper program. The Company believes that there are sufficient trade accounts receivables to support the outstanding medium-term certificates as well as the commercial paper program. At July 4, 1998, the amount of medium-term certificates outstanding totaled $100 million and the amount of commercial paper outstanding totaled $150 million.

         On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company's Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. The debentures are currently convertible into approximately 7.3 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008 or June 9, 2013, or if there is a
Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of redemption. In the event of a repurchase at the option of a holder (other than upon a Fundamental Change) the Company may, at its option, pay in cash or Class A Common Stock or any combination thereof. In the case of any such repurchase as of June 9, 2001 the Company may elect, in lieu of payment of cash or Class A Common Stock, to satisfy the redemption in new Zero Coupon Convertible Senior Debentures due 2018.


NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which will become effective for the Company's full year fiscal 1998 reporting. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which will become effective in fiscal 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. However, the Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

CAUTIONARY STATEMENTS FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act of 1933. Morgan Stanley & Co. Incorporated ("Morgan Stanley") acted as initial purchaser in connection with the offering. Gross proceeds from the offering were $460.4 million. The Company paid Morgan Stanley a fee of approximately 2.5% of the gross proceeds. The issue price of $346.18 per $1,000 principal represented a yield to maturity of 5.375% per annum. The debentures are convertible into shares of the Company's Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. The debentures are subject to redemption or repurchase at the option of the holders or the Company under certain circumstances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareowners was held on May 6, 1998.

         (b) One matter submitted for a vote at the Annual Meeting was the election of eight directors (constituting the entire Board of Directors). The following table lists the individuals and the number of votes cast for, against or withheld for each such individual elected to the Board of Directors for a term to expire at the 1999 Annual Meeting of Shareowners.

             Nominee                                                No. of Votes
             -------                                                ------------
             Don H. Davis Jr.              For                      977,922,304
                                           Against                            0
                                           Abstentions                6,292,617

             David B. Ingram               For                      984,078,545
                                           Against                            0
                                           Abstentions                  136,376


             John R. Ingram                For                      948,076,846
                                           Against                            0
                                           Abstentions                  138,075

             Martha R. Ingram              For                      948,072,266
                                           Against                            0
                                           Abstentions                  142,655

             Philip M. Pfeiffer            For                      984,077,212
                                           Against                            0
                                           Abstentions                  137,709

             J. Phillip Samper             For                      984,083,433
                                           Against                            0
                                           Abstentions                  134,488

             Jerre L. Stead                For                      984,079,169
                                           Against                            0
                                           Abstentions                  135,752

             Joe B. Wyatt                  For                      984,082,428
                                           Against                            0
                                           Abstentions                  132,493

         Also, at the 1998 Annual Meeting of Shareowners, shareowners approved the adoption of (i) the Ingram Micro Inc. 1998 Equity Incentive Plan and (ii) the Ingram Micro Inc. 1998 Employee Stock Purchase Plan.

ITEM 5.  OTHER INFORMATION

         The Company announced on July 28, 1998 that it had completed the acquisition of Tech Data Corporation's majority interest in Munich, Germany-based Macrotron AG for approximately $100 million in cash. The Company believes that the acquisition will increase Ingram Micro's market position within Europe. However, as discussed in Exhibit 99.01 to the Company's 1997 Annual Report on Form 10-K, acquisitions involve a number of risks and difficulties for the Company. The inability to successfully integrate Macrotrons operations into the Company's existing operations could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

             Exhibit
               No.            Description
             -------          -----------
              10.39           Retirement Agreement between the Company and
                              David P. Dukes
              27              Financial Data Schedule

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the thirteen weeks ended July 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INGRAM MICRO INC.


                                      By: /s/ MICHAEL J. GRAINGER
                                          --------------------------------------
                                      Name:   Michael J. Grainger
                                      Title:  Executive Vice President and
                                              Worldwide Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


August 18, 1998