Form 10-Q
period 1998-10-03
INGRAM MICRO INC
filed 1998-11-17
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant had 41,668,652 shares of Class A Common Stock, par value $.01 per share, and 98,854,714 shares of Class B Common Stock, par value $.01 per share, outstanding at October 3, 1998.

                                INGRAM MICRO INC.

                                      INDEX

                                                                                       Pages
                                                                                       -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at October 3, 1998 and January 3, 1998                3
        Consolidated Statement of Income for the thirteen weeks and thirty-nine
           weeks ended October 3, 1998 and September 27, 1997                            4
        Consolidated Statement of Cash Flows for the thirty-nine weeks ended
           October 3, 1998 and September 27, 1997                                        5
        Notes to Consolidated Financial Statements                                     6-8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  9-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      17


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                               18

Item 2. Changes in Securities and Use of Proceeds                                       18

Item 3. Defaults Upon Senior Securities                                                 18

Item 4. Submission of Matters to a Vote of Security Holders                             18

Item 5. Other Information                                                               18

Item 6. Exhibits and Reports on Form 8-K                                                18

Signatures                                                                              18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000s, EXCEPT PER SHARE DATA)

                                                                OCTOBER 3,       JANUARY 3,
                                                                  1998              1998
                                                               -----------       -----------
                                                               (UNAUDITED)
ASSETS
   Current assets:
    Cash ................................................      $    94,476       $    92,212
    Trade accounts receivable (less allowances of $50,751
      and $48,541 at October 3, 1998 and January 3, 1998,
      respectively) .....................................        2,223,463         1,635,728
    Inventories .........................................        2,258,959         2,492,646
    Other current assets ................................          231,098           225,408
                                                               -----------       -----------
      Total current assets ..............................        4,807,996         4,445,994

   Property and equipment, net ..........................          304,259           215,148
   Goodwill, net ........................................          231,309           142,478
   Other ................................................          144,762           128,531
                                                               -----------       -----------
      Total assets ......................................      $ 5,488,326       $ 4,932,151
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Accounts payable ....................................      $ 2,690,653       $ 2,415,001
    Accrued expenses ....................................          284,180           292,515
    Current maturities of long-term debt ................           15,325            21,869
                                                               -----------       -----------
      Total current liabilities .........................        2,990,158         2,729,385

    Convertible debentures ..............................          468,393                --
    Other long-term debt ................................          700,426         1,119,262
    Other ...............................................           32,816            23,843
                                                               -----------       -----------
      Total liabilities .................................        4,191,793         3,872,490

   Minority interest ....................................            4,946             4,862
   Commitments and contingencies
   Redeemable Class B Common Stock ......................            8,024            16,593

   Stockholders' equity:
    Preferred Stock, $0.01 par value, 1,000,000 shares
       authorized; no shares issued and outstanding .....               --                --
    Class A Common Stock, $0.01 par value, 265,000,000
       shares authorized; 41,668,652 and 37,366,389
       shares issued and outstanding at October 3,
       1998 and January 3, 1998, respectively ...........              417               374
    Class B Common Stock, $0.01 par value, 135,000,000
       shares authorized; 98,854,714 and 99,714,672
       shares issued and outstanding (including
       1,146,250 and 2,370,400 redeemable shares) at
       October 3, 1998 and January 3, 1998,
       respectively .....................................              977               973
    Additional paid in capital ..........................          555,069           484,912
    Retained earnings ...................................          738,394           566,441
    Cumulative translation adjustment ...................          (11,163)          (14,236)
    Unearned compensation ...............................             (131)             (258)
                                                               -----------       -----------
      Total stockholders' equity ........................        1,283,563         1,038,206
                                                               -----------       -----------
      Total liabilities and stockholders' equity ........      $ 5,488,326       $ 4,932,151
                                                               ===========       ===========


 See accompanying notes to these consolidated financial statements

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000s, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                     --------------------------------        --------------------------------
                                      OCTOBER 3,         SEPTEMBER 27,        OCTOBER 3,         SEPTEMBER 27,
                                         1998                1997               1998                 1997
                                     ------------        ------------        ------------        ------------
Net sales ....................       $  5,707,974        $  4,087,334        $ 15,814,183        $ 11,454,139

Cost of sales ................          5,350,176           3,823,338          14,810,993          10,713,183
                                     ------------        ------------        ------------        ------------

Gross profit .................            357,798             263,996           1,003,190             740,956

Expenses:
   Selling, general and
     administrative ..........            238,224             176,585             654,368             491,951
   Noncash compensation charge              1,146               1,825               3,440               5,372
                                     ------------        ------------        ------------        ------------

                                          239,370             178,410             657,808             497,323
                                     ------------        ------------        ------------        ------------

Income from operations .......            118,428              85,586             345,382             243,633

Other (income) expense:
   Interest income ...........             (2,339)               (658)             (5,145)             (2,710)
   Interest expense ..........             16,532               6,944              51,700              23,348
   Net foreign currency
     exchange loss ...........              2,975                 571               6,001                 852
   Other .....................              1,938               3,060               6,877               9,474
                                     ------------        ------------        ------------        ------------

                                           19,106               9,917              59,433              30,964
                                     ------------        ------------        ------------        ------------

Income before income taxes and
  minority interest ..........             99,322              75,669             285,949             212,669

Provision for income taxes ...             39,530              31,073             113,996              87,101
                                     ------------        ------------        ------------        ------------

Income before minority
  interest ...................             59,792              44,596             171,953             125,568

Minority interest ............                 --                 304                  --                 931
                                     ------------        ------------        ------------        ------------

Net income ...................       $     59,792        $     44,292        $    171,953        $    124,637
                                     ============        ============        ============        ============

Basic earnings per share .....       $       0.43        $       0.32        $       1.24        $       0.92
                                     ============        ============        ============        ============

Diluted earnings per share ...       $       0.40        $       0.30        $       1.15        $       0.85
                                     ============        ============        ============        ============


       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000s)
                                   (UNAUDITED)

                                                            THIRTY-NINE WEEKS ENDED
                                                          ---------------------------
                                                          OCTOBER 4,     SEPTEMBER 27,
                                                            1998             1997
                                                          ---------        ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income ..........................................    $ 171,953        $ 124,637
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization .....................       47,920           34,159
   Deferred income taxes .............................       (3,429)          (1,774)
   Minority interest .................................           --              931
   Noncash compensation charge .......................        3,440            5,372
 Changes in operating assets and liabilities
  net of effects of acquisitions:
   Trade accounts receivable .........................     (412,652)        (168,966)
   Inventories .......................................      404,300         (323,122)
   Other current assets ..............................       20,875          (24,827)
   Accounts payable ..................................       56,556          180,914
   Accrued expenses ..................................      (24,807)          63,495
                                                          ---------        ---------
       Cash provided (used) by operating activities         264,156         (109,181)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
 Purchase of property & equipment ....................     (105,038)         (61,774)
 Proceeds from sale of property & equipment ..........           --           10,334
 Acquisitions, net of cash acquired ..................      (85,802)          15,125
 Other ...............................................         (722)             681
                                                          ---------        ---------
     Cash (used) by investing activities .............     (191,562)         (35,634)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
 Redemption of Redeemable Class B Stock ..............         (440)            (525)
 Exercise of stock options including tax benefits ....       58,763           24,729
 Proceeds from issuance of convertible debentures ....      449,604               --
 Net (repayments) borrowings of other debt ...........     (123,260)         101,238
 Net (repayments) borrowings under revolving credit
  facilities .........................................     (456,789)          33,883
                                                          ---------        ---------
     Cash provided (used) by financing activities ....      (72,122)         159,325

Effect of exchange rate changes on cash ..............        1,792           (2,578)
                                                          ---------        ---------

Increase in cash .....................................        2,264           11,932

Cash, beginning of period ............................       92,212           48,279
                                                          ---------        ---------

Cash, end of period ..................................    $  94,476        $  60,211
                                                          =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
 Interest ............................................    $  50,106        $  22,789
 Income taxes ........................................       78,362           81,844


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

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of October 3, 1998, their results of operations for the thirteen and thirty-nine weeks ended October 3, 1998 and September 27, 1997 and their cash flows for the thirty-nine weeks ended October 3, 1998 and September 27, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirty-nine week period ended October 3, 1998 may not be indicative of the results of operations that can be expected for the full year.

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


THE COMPOSITION OF BASIC EPS AND DILUTED EPS IS AS FOLLOWS:

                                                   THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                             --------------------------------      --------------------------------
                                              OCTOBER 3,        SEPTEMBER 27,       OCTOBER 3,        SEPTEMBER 27,
                                                 1998               1997               1998               1997
                                             ------------       ------------       ------------       ------------
Net income ...........................       $     59,792       $     44,292       $    171,953       $    124,637
                                             ============       ============       ============       ============

Weighted average shares ..............        140,018,639        136,294,984        138,775,555        135,355,851
                                             ============       ============       ============       ============

Basic earnings per share .............       $       0.43       $       0.32       $       1.24       $       0.92
                                             ============       ============       ============       ============
Weighted average shares including
 the dilutive effect of stock options
 (10,641,441 and 10,532,696 for the 13
 weeks ended October 3, 1998 and
 September 27, 1997, respectively, and
 10,815,716 and 10,591,176 for the 39
 weeks ended October 3, 1998 and
 September 27, 1997, respectively) ...        150,660,080        146,827,680        149,591,271        145,947,027
                                             ============       ============       ============       ============

Diluted earnings per share ...........       $       0.40       $       0.30       $       1.15       $       0.85
                                             ============       ============       ============       ============

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

NOTE 4 - COMPREHENSIVE INCOME

    Effective in the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $63,018 and $43,264 for the thirteen weeks ended October 3, 1998 and September 27, 1997, respectively, and $173,801 and $117,180 for the thirty-nine weeks ended October 3, 1998 and September 27, 1997, respectively. The primary difference from net income as reported is the tax effected change in the cumulative translation adjustment.

NOTE 5 - LONG-TERM DEBT

    On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company's Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. The debentures are currently convertible into approximately 7.3 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder as of June 9, 2001, June 9, 2003, June 9, 2008 and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of redemption. In the event of a repurchase at the option of a holder (other than upon a Fundamental Change), the Company may, at its option, pay in cash or Class A Common Stock, or any combination thereof. In the case of any such repurchase as of June 9, 2001, the Company may elect, in lieu of the payment of cash or Class A Common Stock, to satisfy the redemption in new Zero Coupon Convertible Senior Debentures due 2018.

NOTE 6 - ACQUISITION

    On July 28, 1998, the Company completed the acquisition of Tech Data Corporation's 99% and 91% interest in the outstanding common and preferred stock, respectively, of Munich, Germany-based Macrotron AG ("Macrotron") for approximately $100 million in cash. The acquisition was accounted for using the purchase method and the results of Macrotron's operations have been combined with those of the Company since the effective date of acquisition of July 1, 1998. The purchase price was allocated to the assets acquired and liabilities assumed based

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)



on their estimated fair values at the date of acquisition. The excess of the purchase price over net assets acquired is being amortized on a straight-line basis over 20 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from those used in the unaudited consolidated financial statements included herein.

NOTE 7 - NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which will become effective for the Company's full fiscal year 1998 reporting. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which will become effective for the Company in fiscal 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. However, the Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

                                       Thirteen Weeks Ended                                Thirty-nine Weeks Ended
                          ---------------------------------------------         ---------------------------------------------
                                October 3,              September 27,               October 3,                September 27,
                                  1998                      1997                       1998                       1997
                          --------------------       ------------------         -------------------        ------------------
                                                                 (dollars in millions)
Net sales by geographic region:

United States .....       $ 3,764        65.9%       $ 2,983       73.0%        $10,699       67.7%        $ 8,090       70.6%
Europe ............         1,453        25.5%           716       17.5%          3,639       23.0%          2,185       19.1%
Other .............           491         8.6%           388        9.5%          1,476        9.3%          1,179       10.3%
                          -------       -----        -------      -----         -------      -----         -------      -----
Total .............       $ 5,708       100.0%       $ 4,087      100.0%        $15,814      100.0%        $11,454      100.0%
                          =======       =====        =======      =====         =======      =====         =======      =====


    The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                           PERCENTAGE OF NET SALES
                                             -----------------------------------------------------
                                                THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                             --------------------------  -------------------------
                                             OCTOBER 3,   SEPTEMBER 27,  OCTOBER 3,  SEPTEMBER 27,
                                                1998         1997          1998         1997
                                                -----        -----         -----        -----
Net sales .............................         100.0%       100.0%        100.0%       100.0%
Cost of sales .........................          93.7%        93.5%         93.7%        93.5%
                                                -----        -----         -----        -----
Gross profit ..........................           6.3%         6.5%          6.3%         6.5%
Expenses:
    SG&A expenses .....................           4.2%         4.4%          4.1%         4.3%
    Noncash compensation charge .......           0.0%         0.0%          0.0%         0.1%
                                                -----        -----         -----        -----
Income from operations ................           2.1%         2.1%          2.2%         2.1%
Other expense, net ....................           0.4%         0.2%          0.4%         0.2%
                                                -----        -----         -----        -----
Income before income taxes and minority
  interest ............................           1.7%         1.9%          1.8%         1.9%
Provision for income taxes ............           0.7%         0.8%          0.7%         0.8%
Minority interest .....................           0.0%         0.0%          0.0%         0.0%
                                                -----        -----         -----        -----
Net income ............................           1.0%         1.1%          1.1%         1.1%
                                                =====        =====         =====        =====


THIRTEEN WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997

     Consolidated net sales increased 39.7% to $5.71 billion in the third quarter of 1998 from $4.09 billion in the third quarter of 1997. The increase in worldwide net sales was primarily attributable to growth in the computer-based technology industry in general, the addition of new customers, increased sales to the existing customer base, expansion of the Company's product offerings and the July 1998 acquisition of Tech Data Corporation's majority interest in Munich, Germany-based Macrotron.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


    Net sales from U.S. operations increased 26.2% to $3.76 billion in the third quarter of 1998 from $2.98 billion in the third quarter of 1997. Net sales from European operations increased 102.8% to $1.45 billion in the third quarter of 1998 from $716.4 million in the third quarter of 1997 primarily due to the July 1998 acquisition of substantially all of Macrotron combined with the reasons stated in the preceding paragraph. Other net sales increased 26.6% to $490.8 million in the third quarter of 1998 from $387.8 million in the third quarter of 1997, due to growth in net sales of the Company's Latin American, Canadian and Export Division operations, partially due to the acquisition of Computacion Tecnica, S.A. ("Computek") in the fourth quarter of 1997.

    Cost of sales as a percentage of net sales increased to 93.7% in the third quarter of 1998 compared to 93.5% in the third quarter of 1997. The increase was largely attributable to ongoing competitive pricing pressures experienced in all regions, especially in the U.S. and certain countries within Europe, as well as an overall weaker economy in Latin America.

    Total SG&A expenses increased 34.9% to $238.2 million in the third quarter of 1998 from $176.6 million in the third quarter of 1997, but decreased as a percentage of net sales to 4.2% in the third quarter of 1998 from 4.4% in the third quarter of 1997. The increased level of spending was attributable to expenses required to support expansion of the Company's business, consisting primarily of incremental personnel and support costs, lease payments relating to new operating facilities, expenses associated with the maintenance of information systems, and the acquisition of Macrotron.

    Noncash compensation charges decreased 37.2% to $1.1 million in the third quarter of 1998 from $1.8 million in the third quarter of 1997. The amount of noncash compensation charges decreases from year to year due to the impact of vesting and forfeitures related to the underlying stock options. The Company expects to record additional noncash compensation charges of $1.1 million in the fourth quarter of 1998.

    Income from operations increased 38.4% to $118.4 million in the third quarter of 1998 from $85.6 million in the third quarter of 1997, and, as a percentage of net sales, remained constant at 2.1% in the third quarters of 1998 and 1997, respectively. Income from operations in the U.S. increased as a percentage of net sales to 2.9% in the third quarter of 1998 from 2.6% in the third quarter of 1997 primarily due to a reduction of operating costs as a percentage of sales resulting from economies of scale partially offset by a slight reduction in gross profit as a percentage of sales. Income from operations in Europe decreased as a percentage of European net sales to 0.4% in the third quarter of 1998 from 0.7% in the third quarter of 1997. Although European operating costs as a percentage of European net sales have remained relatively constant in the third quarter of 1998 compared to the third quarter of 1997, ongoing competitive pricing pressures have negatively impacted gross profits as a percentage of net sales, especially within certain countries in Europe, causing a reduction in income from operations as a percentage of net sales. Income from operations for other regions declined as a percentage of net sales to 1.1% in the third quarter of 1998 from 1.6% in the third quarter of 1997. Similar to Europe, other regions experienced consistent operating costs as a percentage of net sales in the third quarter of 1998 compared to the third quarter of 1997; however, competitive pricing pressures along with weak currencies and weak overall market conditions within Latin America negatively impacted gross profit as a percentage of net sales, causing a reduction in income from operations as a percentage of net sales.

     Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 92.7% to $19.1 million in the third quarter of 1998 from $9.9 million in the third quarter of 1997, and increased as a percentage of net sales to 0.3% in the third quarter of 1998 from 0.2% in the third quarter of 1997. The increase in other expense, net, is primarily attributable to increased interest expense in the third quarter of 1998 as a result of increased borrowings to finance acquisitions, ongoing sales growth, and the expansion of the Company's business. The increase also reflected an increase in foreign currency exchange losses primarily attributable to the ongoing international economic conditions which have led to weaker currencies in Latin America as compared to the U.S. dollar.

    The provision for income taxes increased 27.2% to $39.5 million in the third quarter of 1998 from $31.1 million in the third quarter of 1997, reflecting the 31.3% increase in the Company's income before income taxes and minority interest. The Company's effective tax rate was 39.8% in the third quarter of 1998 compared to 41.1%

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


in the third quarter of 1997. The decrease in the effective tax rate was primarily due to the reduction in the noncash compensation charge, much of which is not deductible for tax purposes, as well as certain international taxes in 1998.

    Excluding noncash compensation charges, net of tax, net income increased 32.5% to $60.7 million in the third quarter of 1998 from $45.8 million in the third quarter of 1997, and, as a percentage of net sales, remained constant at 1.1% for the third quarter of 1998 and the third quarter of 1997. Net income, including noncash compensation charges, increased 35.0% to $59.8 million in the third quarter of 1998 from $44.3 million in the third quarter of 1997. Diluted earnings per share, including the noncash compensation charge, increased 33.3% to $0.40 in the third quarter of 1998 from $0.30 in the third quarter of 1997.

THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997

    Consolidated net sales for the first nine months of 1998 increased 38.1% to $15.81 billion from $11.45 billion in the first nine months of 1997. The increase in worldwide net sales is largely attributable to the same factors summarized in the discussion of net sales for the thirteen weeks ended October 3, 1998 and September 27, 1997. In addition to these factors, U.S. net sales were positively impacted by the acquisition of the Intellegent Electronics Inc. ("IE") indirect distribution business, its Reseller Network Division ("RND"), which was completed on July 18, 1997.

     Net sales from U.S. operations increased 32.3% to $10.70 billion in the first nine months of 1998 from $8.09 billion in the first nine months of 1997 due primarily to the same factors summarized in the discussion of net sales for the thirteen weeks ended October 3, 1998 and September 27, 1997, as well as the acquisition of RND. Net sales from European operations increased 66.5% to $3.64 billion in the first nine months of 1998 from $2.19 billion in the first nine months of 1997 due in part to the positive impact of the acquisition of Macrotron in the third quarter of 1998 and the same factors summarized in the discussion of European net sales for the thirteen weeks ended October 3, 1998 and September 27, 1997. Other net sales increased 25.2% to $1.48 billion in the first nine months of 1998 from $1.18 billion in the first nine months of 1997, due to growth in net sales of the Company's Latin American, Canadian and Export Division operations partially due to the acquisition of Computek in the fourth quarter of 1997.

    Cost of sales as a percentage of net sales increased to 93.7% in the first nine months of 1998 from 93.5% in the first nine months of 1997. The increase was largely attributable to the same factors summarized in the discussion of cost of sales for the thirteen weeks ended October 3, 1998 and September 27, 1997.

    Total SG&A expenses increased 33.0% to $654.4 million in the first nine months of 1998 from $492.0 million in the first nine months of 1997, but decreased as a percentage of net sales to 4.1% in the first nine months of 1998 from 4.3% in the first nine months of 1997. The increased level of spending was largely attributable to the same factors summarized in the discussion of SG&A expenses for the thirteen weeks ended October 3, 1998 and September 27, 1997.

    Noncash compensation charges decreased 36.0% to $3.4 million in the first nine months of 1998 from $5.4 million in the first nine months of 1997. The amount of noncash compensation charges decreases from year to year due to the impact of vesting and forfeitures related to the underlying stock options.

    Income from operations increased 41.8% to $345.4 million in the first nine months of 1998 from $243.6 million in the first nine months of 1997, and, as a percentage of net sales, increased to 2.2% in the first nine months of 1998 from 2.1% in the first nine months of 1997. Income from operations in the U.S. increased as a percentage of net sales to 2.8% in the first nine months of 1998 from 2.6% in the first nine months of 1997 due largely to the same factors summarized in the discussion of U.S. income from operations for the thirteen weeks ended October 3, 1998 and September 27, 1997. Income from operations in Europe improved as a percentage of European net sales to 1.0% in the first nine months of 1998 from 0.7% in the first nine months of 1997 primarily due to the reduction of operating costs as a percentage of European net sales, partially offset by competitive pricing pressures in the third quarter of 1998 (as discussed above). Income from operations for other regions decreased as a percentage of net sales to 1.2% in the first nine months of 1998 from 1.8% in the first nine months of 1997 due largely to the same factors summarized in the discussion of income from operations for the thirteen weeks ended October 3, 1998 and September 27, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


    Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 91.9% to $59.4 million in the first nine months of 1998 from $31.0 million in the first nine months of 1997, and increased as a percentage of net sales to 0.4% in the first nine months of 1998 from 0.3% in the first nine months of 1997. The increase in other expense, net, is primarily attributable to the same factors summarized in the discussion of other expense for the thirteen weeks ended October 3, 1998 and September 27, 1997.

    The provision for income taxes increased 30.9% to $114.0 million in the first nine months of 1998 from $87.1 million in the first nine months of 1997, reflecting the 34.5% increase in the Company's income before income taxes and minority interest. The Company's effective tax rate was 39.9% in the first nine months of 1998 compared to 41.0% in the first nine months of 1997. The decrease in the effective tax rate was primarily due to the reduction in the noncash compensation charge, much of which is not deductible for tax purposes, as well as certain international taxes in 1998.

    Excluding noncash compensation charges, net of tax, net income increased 35.4% to $174.7 million in the first nine months of 1998 from $129.1 million in the first nine months of 1997, and, as a percentage of net sales, remained constant at 1.1% for the first nine months of 1998 and the first nine months of 1997. Pro forma diluted earnings per share, excluding noncash compensation charges, increased 33.0% to $1.17 in the first nine months of 1998 from $0.88 in the first nine months of 1997. Net income, including noncash compensation charges, increased 38.0% to $172.0 million in the first nine months of 1998 from $124.6 million in the first nine months of 1997. Diluted earnings per share, including the noncash compensation charge, increased 35.3% to $1.15 in the first nine months of 1998 from $0.85 in the first nine months of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, the public sale of 23,200,000 shares of its Class A Common Stock at $18.00 per share in the initial public offering completed in November 1996, and the issuance of zero coupon convertible senior debentures in June 1998, which yielded $449.6 million in net proceeds.

     Cash provided by operating activities, net of the effect of acquisitions, was $264.2 million in the first nine months of 1998 as compared to cash used by operating activities of $109.2 million in the first nine months of 1997. The increase in cash provided by operating activities in the first nine months of 1998 compared to the first nine months of 1997 was largely attributable to an increase in net income and accounts payable and a decrease in inventory levels during the first nine months of 1998 compared to the first nine months of 1997, partially offset by an increase in accounts receivable. These changes were primarily due to the overall sales growth combined with the management of inventory levels and accounts payable. Net cash used by investing activities was $191.6 million in the first nine months of 1998 compared to $35.6 million in the first nine months of 1997. The increase was primarily due to the Company's expansion of warehouse and other facilities as well as the acquisition of Macrotron.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


    Net cash used by financing activities was $72.1 million in the first nine months of 1998 compared to net cash provided of $159.3 million in the first nine months of 1997. The change was primarily a result of net repayments of the Company's long-term indebtedness in the first nine months of 1998. In each of the first nine months of 1998 and the first nine months of 1997, the Company borrowed to finance the expansion of its business; however, in the first nine months of 1998, the cash provided by operating activities (as discussed above) allowed the Company to repay borrowings under the Company's revolving credit facilities. The issuance of the Zero Coupon Convertible debentures in June 1998 did not have a material impact on the cash provided (used) by financing activities, as the proceeds from the sale of the debentures were used to repay outstanding indebtedness under the Company's revolving credit facilities.

    The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion. Under the credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the Company's ability to pay dividends. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At October 3, 1998, the Company had $521.6 million in outstanding borrowings under the credit facilities.

    The Company has an arrangement with a trust pursuant to which certain U.S. trade accounts receivable of the Company are transferred to the trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and a variable rate certificate to support a commercial paper program. At October 3, 1998, the amount of medium-term certificates outstanding totaled $100 million and the amount of commercial paper outstanding totaled $150 million. The Company believes that there are sufficient trade accounts receivables to support the outstanding medium-term certificates as well as the commercial paper program.

    On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company's Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. The debentures are currently convertible into approximately 7.3 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008, and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of the redemption. In the event of a repurchase at the option of the holder (other than upon a Fundamental Change), the Company may, at its option, satisfy the redemption in cash or Class A Common Stock, or any combination thereof. In the case of any such repurchase as of June 9, 2001, the Company may elect, in lieu of the payment of cash or Class A Common Stock, to satisfy the redemption in new Zero Coupon Convertible Senior Debentures due 2018.

    On July 28, 1998, the Company completed the acquisition of substantially all of Macrotron for approximately $100 million in cash.

    The Company announced on October 12, 1998 that it has entered into a strategic alliance with SOFTBANK Corporation ("SOFTBANK"), Japan's largest distributor of software and computer technology publications. In connection with the alliance, the Company will make a $50 million investment in SOFTBANK common stock, while SOFTBANK will take an equally valued position in Ingram Micro common stock. The Company expects to finance the purchase of SOFTBANK common stock using available working capital and borrowings under its existing credit facilities. SOFTBANK will purchase the Company's common stock from existing outstanding shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which will become effective for the Company's full fiscal year 1998 reporting. FAS 131 establishes standards for the way publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. However, the Company does not expect the adoption of FAS 131 to have a material impact on its reported consolidated financial condition or results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which will become effective for the Company in fiscal year 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. However, the Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

YEAR 2000 MATTERS


    INTRODUCTION. The Company's Year 2000 ("Y2K") readiness issues are broad and complex. As is the case with many computer software systems, some of the Company's systems use two digit data fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number "98" is recognized as the year "1998"). Therefore, the Company's date critical functions relating to Y2K and beyond, such as sales, distribution, purchasing, inventory control, facilities, and financial systems, may be severely affected unless changes are made to these systems.


    STATE OF READINESS. With the assistance of an outside consultant, the Company commenced a review of the Company's internal information technology ("IT") systems to identify applications that are not Y2K ready and to assess the impact of the Y2K problem. The Company developed an overall plan to modify its internal systems to be Y2K ready. In addition, the Company formed a Y2K Global Project Team to provide global oversight to the Company's Y2K readiness activities in the IT and non-IT areas, the assessment of Y2K risks in connection with third party relationships and the development of contingency plans.

    The Company's Y2K plan is divided into three major sections: IT systems, non-IT systems ("Non-IT Systems"), and Y2K interfaces with material third parties. The broad phases of the plan are generally common to all three sections. The phases consist of: (1) inventorying potential Y2K-sensitive items,
(2) assigning priorities to identified items, (3) assessing the Y2K readiness of items determined to be material to the Company, (4) repairing or replacing material items that are determined not to be Y2K ready ("remediation"), (5) testing material items and/or certification of Y2K readiness, i.e., validation and written confirmation that the process, activity or component can properly process a date beyond December 31, 1999 as it does earlier dates and (6) designing and implementing contingency and business continuation plans for the Company.

    INFORMATION TECHNOLOGY SYSTEMS. The Company has completed an inventory of all of its global hardware, operating systems, software (including business applications, but excluding desktop software such as office tools) and electronic interfaces ("IT Systems") for Y2K remediation. The Company anticipates that it will complete (1) technical assessment by the end of December 1998, (2) remediation and unit testing or upgrading/replacement in the second quarter of 1999, (3) system and century testing in the third quarter of 1999, and (4) certification of Y2K readiness of all of its IT Systems in the third quarter of 1999. The Company uses different test methodologies for different phases: (1) unit testing is used to verify

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


that the individual changed components function properly at the unit level, (2) system/integration testing is used to verify that all changed components function as a complete system, (3) regression testing is used to verify that changes made for Y2K readiness do not impact any other functions within the IT system, and (4) century testing, i.e., simulating the transition to January 1, 2000, is used to validate that the entire IT system will function on or after such date. With respect to desktop software on the Company's personal computers, the Company plans to provide a list of Y2K ready versions of software to all associates by the end of 1998. Associates will be advised that if they have non-Y2K ready versions of software on their personal computers, they must request upgrades to Y2K ready versions of software and make appropriate adjustments to date-sensitive databases or programs. The Company will provide the necessary IT support to upgrade associates' personal computers and will periodically remind associates to assure that the necessary upgrades occur.

     NON-INFORMATION TECHNOLOGY SYSTEMS. The Non-IT Systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, escalators, conveyors and sensors; building systems; and other items containing a microprocessor or an internal clock such as hand-held computers used to assist with inventory control, electric power distribution systems and vaults. The Company's plan provides that (1) by the end of the first quarter of 1999, the global inventory and assessment of its Non-IT Systems will be completed, (2) by the end of the second quarter of 1999, all Non-IT Systems that are deemed business critical will either (a) have written certifications that they are Y2K ready (e.g., confirmations from manufacturers that the product is not impacted by the Y2K date transition or will continue to operate on and after January 1, 2000, just as it did prior to such date) or (b) have been replaced and/or modified to be Y2K ready, and (3) by the end of the second quarter of 1999, all other Non-IT Systems that are deemed non-Y2K ready will have been replaced and/or modified to be Y2K ready.

     Y2K INTERFACES WITH MATERIAL THIRD PARTIES. The Company has commenced an inventory of third parties (including, among other things, domestic and international suppliers and vendors, financial service providers and transportation and other logistics providers) whose failure to be Y2K ready could have a material adverse effect on the Company's business, financial condition or results of operations. The Company plans on sending questionnaires to all such third parties in order to determine their current Y2K status, tracking responses to these questionnaires and using such responses towards contingency plan development. The Company anticipates that it will have completed such assessment and inquiry by the end of the second quarter of 1999.

     COSTS TO ADDRESS Y2K READINESS. The Company anticipates that its total expenditures on Y2K readiness efforts (excluding compensation and benefit costs for associates who do not spend full time on the Y2K project and costs of systems upgrades that would normally have been made on a similar timetable) with respect to IT Systems will not exceed $10 million. However, such amount does not reflect costs for upgrades to servers, personal computers, communications equipment and Non-IT Systems on a global basis as the scope of this cost will not be known until the Company has completed technical assessment of all of these areas. Although there are opportunity costs and some diversion of human resources to the Company's Y2K readiness efforts, management believes that no significant IT projects have been deferred or accelerated due to this effort.

     CONTINGENCY PLANNING AND RISKS. The Y2K Global Project Team is responsible for the development of a global contingency plan to address the Company's at-risk business functions as a result of Y2K issues. The Company anticipates that development of such a global contingency plan will be completed in the second quarter of 1999. In the normal course of business, the Company maintains and deploys contingency plans designed to address various other potential business interruptions. For example, the Company has the capability to automatically reroute incoming calls, such as from its Santa Ana (West Coast sales) facility to its Buffalo (East Coast sales) facility, and the ability to reroute warehouse shipping from one U.S. location to another location. Although these plans are not Y2K specific, they

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


may be applicable to address limited Y2K failures or interruption of support provided by some third parties resulting from their failure to be Y2K ready.

    The Company's global IT and Non-IT operations are highly centralized in the United States. The Company's strategy with respect to Y2K readiness is to resolve its Y2K issues from a global perspective first through its U.S. operations. For example, the Company's core enterprise system, IMpulse, is based in the U.S., but operates globally. Remediation of this system is effective across the Company's entire operations. However, the Company may continue to experience risks with respect to new acquisitions where new management may not be as familiar with the computer systems (although the Company strives to convert newly acquired operations to IMpulse as soon as possible), or the existing associates may not be familiar with the Company's Y2K plan.

    The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's operating results could be materially adversely affected if it were to be held responsible for the failure of any products sold by the Company to be Y2K ready despite the Company's disclaimer of product warranties and the limitation of liability contained in its sales terms and conditions.

EURO CONVERSION

    On January 1, 1999, a single currency called the euro will be introduced in Europe. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer information systems and business processes and equipment to accommodate euro-denominated transactions; the need to analyze the legal and contractual implications on contracts; and the ability of the Company's customers and vendors to accommodate euro-denominated transactions on a timely basis. Since the Company's information systems and processes generally accommodate multiple currencies, the Company anticipates that modifications to its information systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the Company's fiscal quarter ended July 4, 1998, the Company issued certain shares of Class A Common Stock and Class B Common Stock. Of these shares, 34,456 shares of Class A Common Stock issued in the quarter ended July 4, 1998 were issued upon exercise of Rollover Stock Options, at exercise prices ranging from $0.66 to $2.85 per share, in transactions that were exempt from registration pursuant to Rule 701 under the Securities Act of 1933, because such Rollover Stock Options were originally granted by Ingram Industries prior to the Split-Off. There were no such unregistered sales during the Company's fiscal quarter ended October 3, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)      Exhibits

    No.    Description
    ---    -----------

    10.40 Second Amendment to Credit Agreement dated as of September 25, 1998, among the Company, Ingram European Coordination Center N.V. ("IECC"), and Ingram Micro Inc. (Canada), as Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US $1,000,000,000 Credit Agreement dated as of October 30, 1996, also among certain financial institutions, as the Lenders, NationsBank, N.A. (successor in interest by merger with NationsBank of Texas, N.A.), as Administrative Agent for the Lenders, and The Bank of Nova Scotia, as Documentation Agent for the Lenders and certain named Co-Agents.

    10.41 First Amendment to European Credit Agreement dated as of September 25, 1998, among the Company and IECC as the Primary Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US $500,000,000 European Credit Agreement dated as of October 28, 1997, also among the Company and IECC, as the Primary Borrowers and Guarantors, certain financial institutions as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders and NationsBank, N.A. (successor in interest by merger to NationsBank of Texas, N.A.), as Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the Arrangers.

    10.42 First Amendment to Canadian Credit Agreement dated as of September 25, 1998, among the Company and Ingram Micro Inc. (Canada) as the Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US $150,000,000 Canadian Credit Agreement dated as of October 28, 1997, also among the Company, Ingram Micro Inc. (Canada) as the Borrowers and Guarantors, certain financial institutions as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders, Royal Bank of Canada, as Syndication Agent for the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the Co-Agent.

    27     Financial Data Schedule

    b)      Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the thirteen weeks ended October 3, 1998.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           INGRAM MICRO INC.


                           By:       /s/ Michael J. Grainger
                                  ----------------------------------------------
                           Name:  Michael J. Grainger
                           Title: Executive Vice President and Worldwide Chief
                                  Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 17, 1998

                                  EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------

    10.40             Second Amendment to the Credit Agreement
    10.41             First Amendment to the European Credit Agreement
    10.42             First Amendment to the Canadian Credit Agreement
    27                Financial Data Schedule