Form 10-K
period 1999-01-02
INGRAM MICRO INC
filed 1999-04-02
CIK 1018003

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

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

           1600 E. ST. ANDREW PLACE., SANTA ANA, CALIFORNIA 92799-5125 (Address, including zip code, of principal executive offices)

                                 (714) 566-1000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 16, 1999 was $849,177,318 based on the closing sale price on such date of $18.75 per share.

     The Registrant had 68,332,803 shares of Class A Common Stock, par value $.01 per share, and 74,722,166 shares of Class B Common Stock, par value $.01 per share, outstanding at March 16, 1999.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareowners for the fiscal year ended January 2, 1999 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareowners to be held May 19, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     In evaluating the business of Ingram Micro Inc., readers should carefully consider the important factors discussed under Exhibit 99.01 hereto and under "--Safe Harbor for Forward-Looking Statements."

OVERVIEW

     Ingram Micro Inc. ("Ingram Micro" or the "Company") is the leading wholesale distributor of computer-based technology products and services worldwide. The Company markets computer hardware, networking equipment, and software products to more than 140,000 reseller customers in more than 130 countries. As a wholesale distributor, the Company markets its products to resellers as opposed to marketing directly to end-user customers.

     Ingram Micro offers one-stop shopping to its reseller customers by providing a comprehensive inventory which, in the aggregate on a global basis, consists of more than 200,000 products (as measured by distinct manufacturer's part numbers) from over 1,500 suppliers, including most of the computer industry's leading hardware manufacturers, networking equipment suppliers, and software publishers. The Company's broad product offerings include: desktop and notebook personal computers, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies. In addition, to enhance sales and to support its suppliers and reseller customers, the Company provides a wide range of outsourcing and value-added programs, such as order fulfillment, tailored financing programs, channel assembly, systems configuration, assembly of private label or unbranded systems, and marketing programs. The Company also provides virtual warehouse and distribution services for a number of resellers (internet and otherwise).

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

     In November 1996, the Company completed the sale of 23,200,000 shares of its Class A Common Stock pursuant to an initial public offering (the "IPO") at an offering price of $18.00 per share. Immediately prior to the closing of the IPO, the Company was split-off from its then parent, Ingram Industries Inc. ("Ingram Industries"), in a tax-free reorganization (the "Split-Off").

THE INDUSTRY

     The worldwide computer-based technology products and services distribution industry generally consists of suppliers, which sell directly to wholesalers, resellers, and end-users; wholesale distributors, which sell to resellers; and resellers, which sell to other resellers and directly to end-users. A variety of reseller categories exists, including corporate resellers, value-added resellers or "VARs," systems integrators, original equipment manufacturers, direct marketers, independent dealers, owner-operated chains, franchise chains, and computer retailers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses, or home users, and by the level of value they add to the basic products they sell. Wholesale distributors generally sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Different wholesale distribution models have evolved in particular countries and geographies depending on the characteristics of the local reseller environment, as well as other factors specific to a particular country or region.

     Based on data compiled by market researcher International Data Corp., the growth of the computer-based technology products and services wholesale distribution industry continues to exceed the growth of the computer industry as a whole. To minimize costs and focus on their core capabilities in manufacturing, product development, and marketing, many suppliers are seeking to outsource an increasing portion of certain functions such as distribution, service, and technical support to the wholesale distribution channel. Growing product complexity, shorter product life cycles, and an increasing number of computer-based technology products due to the emergence of open systems architectures and the recognition of certain industry standards have led resellers to depend on wholesale distributors for more of their product, marketing, and technical support needs. In addition, resellers are relying to an increasing extent on wholesale distributors for inventory management and credit to avoid stocking large inventories and maintaining credit lines to finance their working capital needs. The Company believes that new opportunities for growth in the computer-based technology products and services wholesale distribution industry will emerge as new product categories, such as computer telephone integration ("CTI") and the digital video disc format, arise from the ongoing convergence of computing, communications, and consumer electronics.

     Markets outside the United States, which represent over half of the computer-based technology industry's sales, are characterized by a more fragmented wholesale distribution channel than in the United States. Increasingly, suppliers and resellers pursuing global growth are seeking wholesale distributors with international sales and support capabilities.

     A number of emerging industry trends are providing new opportunities and challenges for wholesale distributors of computer-based technology products and services. For example, the emergence of the internet provides distributors with an additional means to serve both suppliers and reseller customers through the development and use of effective electronic commerce tools. The growing presence and importance of such electronic commerce capabilities also provides distributors with new business opportunities as new categories of products, customers, and suppliers develop.

     The Company believes that the chain of relationships between suppliers, manufacturers, distributors, resellers and end-users is transforming from a manufacturer-push business model to one that is governed by end-user demand. In the traditional industry model, distributors simply moved product from manufacturers to resellers who in turn service end-user businesses or customers. In contrast, the "demand chain" management model reverses these steps as follows: (1) the Company starts by listening to the needs of the end-user business or consumer, (2) with a clear understanding of these needs, the Company works with resellers who design, sell and support solutions to arrive at solutions that address the needs of the end-user business or consumer, and (3) the Company works closely with suppliers and manufacturers to ensure that these solutions can be delivered through or on behalf of the resellers in a cost effective and timely manner.

     The challenges for this new model include the extent to which reseller and manufacturer partners of the Company embrace the model and the speed with which the Company's partners choose to make changes to their traditional way of doing business so as to support demand chain management. Some of these challenges within the last year have been the slower than anticipated speed of PC manufacturers to fully develop their channel assembly programs and the effort by some manufacturers to duplicate the success of the direct sales business model by launching limited direct sales initiatives focused on specific types of customers. However, the Company believes that this direct sales model presents vendor partnership opportunities for the Company. Overall, the Company believes that, with the largest global distribution network for computer-based technology products and services, it is well positioned in the long term to lead in the customer-driven marketplace.

     The Company further believes that the dynamics of the computer-based technology products and services wholesale distribution business favor the largest distributors, which have access to financing and are able to achieve economies of scale, breadth of geographic coverage, and the strongest vendor relationships. Consequently, the distributors with these characteristics are tending to take share from smaller distributors as the industry undergoes a process of consolidation. However, smaller high value-added niche distributors may continue to compete successfully in the consolidated market. The Company also believes that the need for wholesale distributors to implement high volume/low cost operations on a worldwide basis is continuing to grow due to ongoing price competition, the increasing demand for value-added services, the increasing utilization of electronic commerce, and the increasing globalization of the computer-based technology products and services industry. In summary, the computer-based technology products and services wholesale distribution industry is growing rapidly while simultaneously consolidating, creating an industry environment in which market share leadership and cost efficiency are of paramount importance.

BUSINESS STRATEGY

     The Company's strategic decisions and activities are guided by the following Vision and Mission statements:

     OUR VISION. We will always exceed expectations . . . with every partner, every day.

     OUR MISSION. To maximize shareowner value by being the best distributor of technology for the world.

     In addition, the Company's values encourage teamwork, respect, accountability, integrity, and innovation.

     The Company believes that it is the leading worldwide wholesale distributor of computer-based technology products and services and that it has developed the capabilities and scale of operations critical for long-term success in the computer-based technology products and services distribution industry.

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

     The Company is pursuing a number of strategies to further enhance its leadership position within the computer-based technology products and services marketplace, including the following:

     EXPAND WORLDWIDE MARKET AND PRODUCT COVERAGE. Ingram Micro is committed to expanding its already extensive worldwide market coverage through internal growth in all markets in which it currently participates. In addition, the Company intends to pursue acquisitions, joint ventures, and strategic relationships in order to take advantage of growth opportunities and to leverage its strong systems, infrastructure, and global management skills.

     By providing greater worldwide market coverage, Ingram Micro also increases the scale of its business, which results in greater cost economies. In addition, as it increases its global reach, the Company diversifies its business across different markets, reducing its exposure to individual market downturns. In 1998, the Company acquired Macrotron AG, a Germany-based distributor with 1997 sales of approximately $1.2 billion; the assembly facilities of Tulip Computer N.V. in The Netherlands; and Nordemaq Comercial de Maquinas Nordeste Ltda. in Brazil. Effective September 1998, the Company purchased the remaining 30% of its Mexican subsidiary, Ingram Dicom, from the minority shareholders. As of February 19, 1999, the Company increased its ownership of Electronic Resources Ltd. ("ERL"), a leading distributor of electronic components and computer peripherals in Asia, from 21% to 95% (on a fully diluted basis). ERL will be subsequently renamed Ingram Micro Asia Ltd. In 1998, the Company also entered into strategic alliances with SOFTBANK Corp. ("SOFTBANK"), Japan's leading provider of information and distribution services for the digital information industry, and with Solectron Corporation ("Solectron"), a worldwide provider of electronics manufacturing services to leading original equipment manufacturers ("OEMs"). The overall goal of the Ingram Micro-SOFTBANK alliance is to provide global account services to value-added resellers, with Ingram Micro serving as SOFTBANK's exclusive supplier in markets outside Japan and Korea, and SOFTBANK fulfilling Ingram Micro's sales to the Japanese and Korean markets. The Ingram Micro-Solectron alliance enables both companies to leverage their combined resources, including existing facilities, systems and personnel, to provide global build-to-order and configure-to-order assembly services for personal computers, servers, and other related products in the United States, Canada, Europe, Asia, and Latin America.

     The Company has grown its operations outside the United States principally through acquisitions, and currently has subsidiaries or offices in 28 countries and sales representatives in another five countries, including Argentina, Australia, Brazil, Canada, China, Colombia, Costa Rica, Chile, Ecuador, India, Indonesia, Japan, Malaysia, Mexico, New Zealand, Norway, Peru, Singapore, Switzerland, Thailand, Venezuela, and 11 countries of the European Union. The Company believes that it is the market share leader in the United States, Canada, and Mexico, the third largest full-line distributor in Europe, the second largest distributor in Asia (excluding Japan), and the second largest Pan-Latin America distributor, based on publicly available data and management's knowledge of the industry. The Company's objective is to achieve the number one market share position in each of the markets in which it operates either through operations or strategic alliances. In keeping with this objective, Ingram Micro continues efforts aimed at providing resellers of all sizes and types the means to meet their end-user requirements for products and support worldwide. To that end, Ingram Micro continues to strengthen its alliance with Allied Computing Services Ltd. ("ACSL"), an international network of computer resellers in North America, Europe, Latin America, and Asia. Within the alliance, Ingram Micro acts as a coordination center and, in some cases, as product supplier for the network while the ACSL resellers provide the local support and service.

     The Company continues to pursue initiatives to expand its global product and service offerings in various categories, some of which include enterprise solutions, CTI, imaging, and computer consumable supplies and accessories. For example, in order to meet corporate resellers' increasing demand for enterprise solutions on a worldwide basis, Ingram Micro formed a global Enterprise Solutions Group ("ESG") in 1998. Through ESG, Ingram Micro provides reseller partners with enterprise solutions from multiple platforms, major operating systems, and advanced software providers, as well as customizes these solutions with a wide range of storage and connectivity options, and professional services. In the area of computer telephony integration, the Telecom Integration Division is focused on becoming a one-stop shop for CTI solutions. The Supplies and Accessories Division continues its initiatives to provide a broad line of computer consumable supplies and computer accessories to the Company's reseller customers on a global basis. The recently formed Imaging Division will provide a focused and dedicated approach to the consumer, professional, printing and publishing, and applied imaging markets.

     LEAD IN STREAMLINING THE DEMAND CHAIN. The computer-based technology products and services distribution industry is changing at a rapid pace. The chain of relationships that spans across component suppliers, manufacturers, distributors, resellers and end-users is transforming from a manufacturer-push business model to one that is governed by end-user demand. The Company believes that the term "demand chain" describes the build-to-demand model to which the channel is evolving. In this industry model, the role of distributors is expanded from the traditional movement of products from manufacturers to resellers, to one that encompasses almost all aspects of demand chain management, including assembly, configuration, inventory management, order management, and end-user fulfillment. Ingram Micro believes that distributors with strong execution and broad product offerings will be best able to lead the movement to the demand chain model. The Company is committed to leading this industry evolution from a build-to-supply to a build-to-demand model, which is a customer-centric, multi-vendor channel model that enables the most efficient commerce between end-users and the developers of technology solutions.

     The Company's commitment to streamlining the demand chain is evident in its investment in infrastructure and programs that enable the most efficient flow of products, services, and information up and down the demand chain. Frameworks(TM) Total Integration Services(TM) ("Frameworks") is the Company's vehicle to deliver world-class channel assembly, reconfiguration, contract manufacturing, and private label/unbranded solutions. Ingram Micro is rapidly enhancing and expanding electronic commerce tools that facilitate reseller to end-user commerce. Another key element of the Company's demand chain focus is Affiniti(TM) ("Affiniti"), a comprehensive suite of value-added services matched precisely to the needs of its supplier and reseller partners. Equally important to streamlining the demand chain is the development of industry-wide performance metrics and standards that enable close collaboration among demand chain partners through better information management. Ingram Micro has spearheaded this effort through its key role in the formation of RosettaNet, an independent, self-funded, non-profit organization dedicated to promoting an industry-wide initiative to adopt common electronic business interfaces worldwide.

     EXPLOIT INFORMATION SYSTEMS LEADERSHIP AND ENHANCE ELECTRONIC COMMERCE CAPABILITIES. Ingram Micro continually invests in its information systems, which are crucial in supporting the Company's growth and its ability to maintain high service and performance levels. The Company has a scalable, full-featured information system, IMpulse, which the Company believes is critical to its ability to deliver worldwide, real-time information to both suppliers and reseller customers. IMpulse is an industry-leading information system, used across substantially all of the Company's markets worldwide, which has been customized to suit local market requirements. The Company believes that it is the only full-line wholesale distributor of computer-based technology products and services in the world with such a centralized global system that is capable of supporting future growth and new business ventures.

     The Company's information systems provide the infrastructure that allows the implementation of a customer-centric channel model. It provides the information necessary for Ingram Micro to act as the agent of commerce among suppliers, resellers, and end-users. The Company is rapidly enhancing and deploying seamless, easy-to-use electronic commerce solutions that provide resellers with the ability to do business with Ingram Micro and with end-users with greater ease and at lower cost. The Company's electronic commerce capabilities have expanded to include: SpeedSource, an electronic commerce ordering tool which gives resellers quick access to real-time ordering, product allocation, order status, product search, pricing and availability; InsideLine, a direct communication link, currently in selected use, which furnishes resellers with real-time access to the Company's mainframe inventory systems; and Prime Access, currently in production, which, upon completion of rollout to resellers, will equip them with personalized Web storefronts that are linked directly to Ingram Micro's order processes and inventory systems.

     PROVIDE SUPERIOR EXECUTION FOR RESELLER CUSTOMERS. Consistent with its overall emphasis on "winning customers for life," Ingram Micro continually refines and integrates its systems and business processes to provide superior execution and service to resellers. The Company's electronic commerce tools will enable resellers to do business with their end-user customers quickly, easily, and at lower cost. To ensure efficient product delivery, the Company continues to expand and upgrade its distribution network. For example, the Company has begun construction of new distribution centers in Lickdale, Pennsylvania (600,000 square feet), Ontario, Canada (500,000 square feet) and Straubing, Germany (400,000 square feet); and plans have been announced for a 550,000 square foot Pan-European facility in Heerlen, The Netherlands, which will be one of the largest and most technologically advanced distribution centers in Europe. Also, Ingram Micro has implemented processes that will allow most of its U.S. distribution centers to increase operating capacity from 20 hours a day to 24 hours a day. The Company works continuously to improve its formal systems for evaluating and tracking key performance metrics such as responsiveness to customers, processing accuracy, and order fulfillment. Ingram Micro uses these metrics as well as customer satisfaction surveys to measure improvements on all the key elements that are believed to be important to the customer.

     Ingram Micro strives to maximize order fill rates by maintaining optimum quantities of product in its 54 distribution centers worldwide. Together with the Company's control systems and processes, this results in substantially all orders in the United States received by 5:00 p.m. being shipped on the same day, with highly accurate shipping performance. Another indication of the quality of Ingram Micro's processes is the ISO 9002 certification of all its distribution centers in the U.S. and a number of locations outside the U.S., as well as its customer service, configuration, returns operation and consolidation center. In addition, the Company has implemented a number of programs that significantly reduce the time required for resellers to obtain product. For example, Delivery Plus is an enhanced direct shipment program in which Ingram Micro sets up a permanent location either on site or adjacent to a supplier's manufacturing facility. Ingram Micro takes possession of product at the supplier's location and then ships it to the reseller or end-user, depending on the reseller's specification.

     DELIVER WORLD-CLASS OUTSOURCING AND VALUE-ADDED PROGRAMS TO SUPPLIERS AND RESELLERS. As a global service-focused organization, Ingram Micro strives to compete on the basis of total value rather than solely on price. By understanding and anticipating customer needs, the Company continually develops and provides innovative business solutions that provide full back-room outsourcing services to resellers and suppliers. The Affiniti program aims to transform the Company's relationships with its customers from pure transactional relationships to consultative partnerships where Ingram Micro satisfies not only the customers' product needs but also their service requirements. Such relationships will enable the Company to transition from a commodity business to a full solution provider, with expected benefits in revenue generation and margin enhancement. Under the Affiniti initiative, the Company identifies and deploys value-added services to its supplier and reseller partners such as co-location, product reconfiguration, channel assembly, electronic commerce tools, outsourcing services, financing programs, etc. Together, these services are intended to link reseller customers and suppliers to Ingram Micro as a one-stop provider of computer-based technology products and related services, while meeting demand by suppliers and resellers to outsource their non-core business activities and thereby lower their operating costs.

     MAINTAIN LOW COST LEADERSHIP THROUGH CONTINUOUS IMPROVEMENTS IN SYSTEMS AND PROCESSES. Intense competition and narrow margins characterize the computer-based technology products and services distribution industry, and as a result, achieving economies of scale and controlling operating expenses are critical to achieving and maintaining profitable growth. Over the past five years, the Company has been successful in reducing SG&A expenses (including expenses allocated from Ingram Industries prior to the Split-Off) as a percentage of net sales, to 4.1% in 1998 from 5.1% in 1994.

      The Company initiated a number of new programs in 1998 that are designed to continue reducing operating expenses as a percentage of net sales. Many U.S.-developed programs are slated for implementation in the Company's international operations, while other programs are region-specific. Current productivity improvement programs include: (i) system enhancements to automatically route orders to the most cost-efficient warehouse based on customer needs and warehouse capacity; (ii) increased utilization of most of the Company's existing warehouse locations resulting from the expansion of operating hours from 20 to 24 hours per day; (iii) automated proof-of-delivery notifications to improve collection on past due invoices; (iv) creation of "co-location" programs with key vendors to ship product directly from the vendor to the end user; and (v) the expansion of the Company's electronic commerce tools, including deployment of Internet ordering capabilities in 13 countries to date, to increase the number of orders placed without the assistance of a telesales representative. See "--Information Systems."

      The Company will, on an ongoing basis, examine its business processes and systems to determine how it can continue to improve, while simultaneously lowering costs.

     DEVELOP HUMAN RESOURCES FOR EXCELLENCE AND TO SUPPORT FUTURE GROWTH. Ingram Micro's growth to date is a result of the talent, dedication, and teamwork of its associates. Future growth and success will be substantially dependent upon the retention and development of existing associates, as well as the recruitment of additional associates with superior talent.

     Transferring functional skills and implementing cross-training programs across all Ingram Micro locations have proven to be important factors in the Company's growth and global expansion. The Ingram Micro Leadership Institute has been established as the vehicle for defining the required, recommended, and elective training opportunities for all levels of management in the Company. In conjunction with these programs, the Company is expanding its human resource systems worldwide to provide enhanced applicant tracking, hiring screens, career and succession planning, education assistance, stock ownership participation, and benefits administration. Also, the Company continues to seek top quality associates worldwide through local, professional, and college recruiting programs. Recognizing that hiring and retaining associates hinges, in part, on providing a competitive salary and benefits package, the Company has developed a global salary structure based on a comprehensive review of competitive salaries and benefits by region. Based on feedback from the Company's annual associate surveys and leadership behavior questionnaires, Ingram Micro has modified many aspects of its programs and processes. This continual improvement process contributed to Ingram Micro earning a place on Fortune magazine's 1999 list of the "100 Best Companies to Work for in America."

     Continued development of the Company's values-based management program, which includes the Company's Partners in Excellence initiative, continues to be a top priority. Partners in Excellence serves as a guidepost for all associates that links individual rewards and incentive programs to the Company's values. As program rollout continues, more emphasis will be placed on global integration and best practices replication.

CUSTOMERS

     Ingram Micro sells to more than 140,000 reseller customers in more than 130 countries worldwide. No single customer accounted for more than 4% of Ingram Micro's net sales in 1998, 1997, or 1996.

     The Company conducts business with most of the leading resellers of computer-based technology products around the world including, in the United States, CDW Computer Centers, CompuCom/Dataflex, CompUSA/Computer City, Elcom Services Group, En Pointe Technologies, Entex Information Services, Micro Warehouse, Office Max, and Staples. The Company's reseller customers outside the United States include DGS Retail Limited, Future Shop, IMS, Info Products UK PLC, Laboratorios Magneticos, Nueva Wall Mart, Price Club (Mexico), SHL Computer, and Telenor. The Company has certain limited contracts with its reseller customers, most of which have a short term, or are terminable at will, and have no minimum purchase requirements. The Company's business is not substantially dependent on any such contracts.

SALES AND MARKETING

     As of the end of fiscal 1998, Ingram Micro's telesales department had approximately 2,700 telesales representatives worldwide, of whom more than 1,380 representatives are located in the United States, 800 representatives are located in Europe, 240 representatives are located in Canada and 200 representatives are located in Latin America. These telesales representatives assist resellers with product specifications, system configuration, new product/service introductions, pricing, and availability. The Company's two main United States telesales centers are located in Santa Ana, California and Williamsville (Buffalo), New York and are supported by an extensive national field sales organization. Ingram Micro also had approximately 200 field sales representatives worldwide, including more than 50 in the United States, at fiscal year end 1998.

     The sales organization is organized to focus on resellers who comprise the VAR (consisting of value-added resellers, system integrators, network integrators, application VARs, original equipment manufacturers and Internet service providers), Commercial (consisting of corporate resellers, direct marketers, independent dealers and owner-operated chains), Consumer (consisting of consumer electronics stores, computer superstores, mass merchants, office product superstores, software only stores and warehouse clubs), and Telecommunications (consisting of telephone companies, telecommunications contractors and interconnect value-added resellers) market sectors. In addition, the Company utilizes a variety of product-focused groups specializing in specific product types. Specialists in mass storage, memory, networks, processors, telephony, UNIX workstations and servers, and other product categories promote sales growth and facilitate customer contacts for their particular product group. Ingram Micro also offers a variety of marketing programs tailored to meet specific supplier and reseller customer needs. Services provided by the Company's in-house marketing services group include advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, and assistance with trade shows and other events.

     SELLING ARRANGEMENTS. The Company offers various credit terms to qualifying customers as well as prepay, credit card, and COD terms. The Company closely monitors customers' credit worthiness through its on-line computer system, which contains detailed information on each customer's payment history and other relevant information. In addition, the Company participates in a national credit association whose members exchange credit rating information on customers. In most markets, the Company utilizes various levels of credit insurance to allow sales expansion and control credit risks. The Company establishes reserves for estimated credit losses in the normal course of business. Historically, the Company has not experienced credit losses materially in excess of established credit loss reserves. However, if the Company's receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

     The Company also sells to certain customers in the United States through master reseller arrangements that involve higher volume sales on limited lines of product. These sales are generally funded by floor plan financing companies whose fees are subsidized by the Company's suppliers. Historically, the Company received payment from these financing institutions within three business days from the date of the sale, allowing the Company's master reseller business to operate at much lower relative working capital levels than the Company's wholesale distribution business. Starting in the second half of 1998, certain of the industry's leading hardware manufacturers reduced their flooring fee subsidies. As a result, payments from institutions that finance master reseller sales with these reduced subsidies are now received within 15 days. This delay in payment has increased the Company's average borrowing levels and interest costs.

PRODUCTS AND SUPPLIERS

     Ingram Micro believes that it has the largest inventory of products in the industry, based on a review of publicly available data with respect to its major competitors. The Company distributes and markets more than 200,000 products from the industry's premier computer hardware manufacturers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the relative importance of manufacturers to Ingram Micro varies from country to country. On a worldwide basis, the Company's sales mix is more heavily weighted toward hardware products and networking equipment than software products. Net sales of software products have decreased as a percentage of total net sales in recent years due to a number of factors, including bundling of software with microcomputers and declines in software prices. The Company believes that this is a trend that applies to the computer-based technology products distribution industry as a whole, and the Company expects it to continue.

     Ingram Micro's worldwide supplier list includes almost all of the leading computer hardware manufacturers, networking equipment manufacturers, and software publishers such as Apple Computer, Cisco Systems, Compaq Computer, Corel, Epson, Hewlett-Packard, IBM, Intel, Iomega, Microsoft, NEC Technologies, Novell, Seagate, Sun Microsystems, Quantum, Symantec, 3Com, Toshiba, Viewsonic, and Western Digital.

     The Company's suppliers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant the following: (i) its services with regard to products which it configures for its customers, and (ii) products which it builds to order from components purchased from other sources.

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

     The Company's business, like that of other wholesale distributors, is subject to the risk that the value of its inventory will be affected adversely by suppliers' price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of most suppliers of technology products to protect distributors, such as the Company, who purchase directly from such suppliers from the loss in value of inventory due to technological change or the supplier's price reductions. Under many such agreements, the distributor has the right to return for credit or exchange for other products a portion of those inventory items purchased, within a designated period of time. In addition, under the terms of many distribution agreements, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. However, major PC suppliers in the last year have decreased the availability of price protection for distributors. The shorter time periods during which distributors may receive rebates or credit for decreases in manufacturer prices on unsold inventory have made it more difficult for the Company to match its inventory levels with the price protection periods. Consequently, the Company's risk of loss due to declines in value of inventory held by the Company after such price protection periods have passed has increased. The Company is taking various actions, including closer monitoring of its inventory levels and decreased purchases, to lessen such risk.

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

FRAMEWORKS

     To better serve both global and regional customers, the Company introduced Frameworks, worldwide channel assembly and configuration initiative, in 1997, to deliver customized, fully tested computer systems to its reseller customers and to assist with reducing manufacturers' inventory overhead. Frameworks currently provides the Company with four distinct business opportunities: reconfiguration; channel assembly; private label and unbranded offerings; and OEM manufacturing.

     Reconfiguration consists of opening "name" brand finished product, already assembled and packaged by a vendor, and upgrading it with features such as memory, components, accessories, and third party software. Channel assembly consists of assembling individual OEM components into a manufacturer-authorized computer. Private label or unbranded systems are computers specially assembled for resellers at the Frameworks facility, using components, accessories, and software from various manufacturers. Private label systems display the reseller's brand on the box, system, and monitor. Unbranded systems, with no resellers' name or brand on the box, system and monitor, were developed at the request of reseller customers who build unbranded or private label systems themselves. By participating in this unbranded systems program, customers can outsource assembly operations that they currently perform, allowing them to focus on selling, servicing and supporting their customers. Finally, the Company also provides manufacturing services to OEMs.

     Frameworks has the capability to produce over 2.5 million units annually from facilities in Memphis, Tennessee and `s-Hertogenbosch, The Netherlands. In addition, the Company entered into a strategic alliance with Solectron Corporation in June 1998 to provide assembly services in the United States, Canada, Europe, Asia and Latin America. This alliance is expected to allow Frameworks eventually to deliver customized, fully tested computer systems to customers from up to 10 locations worldwide.

INFORMATION SYSTEMS

     Ingram Micro's systems are primarily mainframe-based and provide the high level of scalability and performance required to manage such a large and complex business operation. IMpulse, Ingram Micro's enterprise wide system, is a single, standardized, real-time information system and operating environment, used across substantially all of the Company's worldwide operations. It has been customized as necessary for use in all countries in which the Company operates and has the capability to handle multiple languages and currencies. On a daily basis, the Company's systems typically handle 50 million on-line transactions, 80,000 orders, and 150,000 shipments. This compares to 12 million on-line transactions, 26,000 orders, and 37,000 shipments handled on a daily basis by IMpulse in 1996. The Company has designed IMpulse as a scalable system that has the capability to support increased transaction volume. The overall on-line response time for the Company's network of over 14,000 user stations (terminals, printers, personal computers, and radio frequency hand held terminals) is less than one second.

     Worldwide, Ingram Micro's centralized processing system supports more than 40 operational functions including receiving, customer management, order processing, shipping, inventory management, and accounting. At the core of the IMpulse system is on-line, real-time distribution software to which considerable enhancements and modifications have been made to support the Company's growth and its low cost business model. The Company makes extensive use of advanced telecommunications technologies with customer service-enhancing features, such as Automatic Call Distribution to route customer calls to the telesales representatives. The Telesales Department uses its Sales Wizard system for on-line, real-time tracking of all customer calls, for proactive outbound calling, and for status reports on sales statistics such as number of customer calls, customer call intentions, and total sales generated. IMpulse allows the Company's telesales representatives to deliver real-time information on product pricing, inventory availability, and order status to reseller customers. The Sales Adjusted Gross Profit pricing system enables telesales representatives to make informed pricing decisions through access to specific product and order-related costs for each sales opportunity.

    In the United States, the Company has implemented CTI technology, which provides the telesales representatives with Automatic Number Identification capability and advanced telecommunications features such as on-screen call waiting and automatic call return, thereby reducing the time required to process customer orders.

    To complement Ingram Micro's telesales, customer service, and technical support capabilities, IMpulse offers a number of different electronic products and services through which customers can conduct business with the Company, such as the Customer Automated Purchasing System, Electronic Data Interchange, the Bulletin Board Service, the Ingram Micro Web site "www.ingrammicro.com," internet-based Electronic Catalog, In-Depth Library, and Auction Block. The Electronic Catalog provides reseller customers with access to product pricing and availability, with the capability to search by product category, name, or manufacturer. The In-Depth Library is a comprehensive multi-manufacturer database of timely and accurate product, sales, marketing, and technical information, which is updated nightly for new information. Auction Block is a real-time, on-line bidding service that allows reseller customers to competitively bid on unopened products that are not returnable to suppliers (e.g., discontinued products, products with cosmetic damage to their packaging, returned products not conforming to the supplier's return policies; etc.).

     The Company's information systems provide the infrastructure that allows the implementation of a customer-centric channel model. It provides the information necessary for Ingram Micro to act as the agent of commerce among suppliers, resellers, and end-users. The Company is rapidly enhancing and deploying seamless, easy-to-use electronic commerce solutions that provide resellers with the ability to do business with Ingram Micro and with end-users with greater ease and at lower cost. The Company's electronic commerce capabilities have expanded to include: SpeedSource, an electronic commerce ordering tool which gives resellers quick access to real-time ordering, product allocation, order status, product search, pricing and availability; InsideLine, a direct communication link, currently in selected use, which furnishes resellers with real-time access to the Company's mainframe inventory systems; and Prime Access, currently in production, which, upon completion of rollout to resellers, will equip them with personalized Web storefronts that are linked directly to Ingram Micro's order processes and inventory systems.

     The Company's warehouse operations use extensive bar-coding technology and radio frequency technology for receiving and shipping, and real-time links to United Parcel Service and Federal Express for freight processing and shipment tracking. The Customer Service Department uses the POWER System for on-line documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company's buyers depend on the purchasing system to track inventory on a continual basis. Many other features of IMpulse help to expedite the order processing cycle and reduce operating costs for the Company as well as its reseller customers and suppliers.

     The Company employs various security measures and backup systems designed to protect against unauthorized use or failure of its information systems. Access to the Company's information systems is controlled through the use of passwords and additional security measures are taken with respect to sensitive information. The Company has a contract with Sungard Recovery Services for disaster recovery and twice per year performs a complete systems test, including applications and database integrity. In addition, the Company has backup power sources for emergency power and also has the capability to automatically reroute incoming calls, such as from its Santa Ana (West Coast sales) facility to its Buffalo (East Coast sales) facility. The Company has not in the past experienced significant failures or downtime of IMpulse or any of its other information systems, but any such failure or significant downtime could prevent the Company from taking customer orders, printing product pick-lists and/or shipping product, and could prevent customers from accessing price and product availability information from the Company.

     The Company believes that in order to remain competitive, it will be necessary to upgrade its information systems on a continuing basis. The Company has begun to migrate its IMpulse system from a mainframe-based system using Cobol language to a client-server based system using Oracle database management systems. The Company believes that this new information system architecture will address the Company's need for a distributed computing environment and will increase system scalability and fault tolerance.

EURO CONVERSION AND YEAR 2000

     See "--Euro Conversion" and "--Year 2000 Matters" under "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion relating to the impact of the euro conversion and Year 2000 matters.

NON-U.S. OPERATIONS AND EXPORT SALES

     OPERATIONS OUTSIDE THE UNITED STATES. The Company has subsidiaries or offices in 28 countries and sales representatives in another five countries, including Argentina, Australia, Brazil, Canada, China, Colombia, Costa Rica, Chile, Ecuador, India, Indonesia, Japan, Malaysia, Mexico, New Zealand, Norway, Peru, Singapore, Switzerland, Thailand, Venezuela, and 11 countries of the European Union. In 1998, 1997, and 1996, 34.7%, 30.4%, and 33.0%, respectively, of the Company's net sales were derived from operations outside of the United States. The Company expects its net sales from operations outside the United States to increase as a percentage of total net sales in the future due to both organic growth and growth from acquisitions, including the mid-1998 acquisitions of Macrotron in Germany and an assembly facility and related business acquired from Tulip Computer N.V. in The Netherlands.

     In February 1999, the Company completed a tender offer for the remaining outstanding shares of common stock and warrants for ERL. Ingram Micro's ownership in ERL has increased to approximately 95% of the issued shares (on a fully diluted basis). The Company's net sales from operations outside the United States are primarily denominated in currencies other than the U.S. dollar. Accordingly, the Company's operations outside the United States impose risks upon its business as a result of exchange rate fluctuations. Although the Company attempts to mitigate the effect of exchange rate fluctuations on its business, primarily by attempting to match the currencies of sales and costs, as well as through the use of foreign currency borrowings and derivative financial instruments such as forward exchange contracts, the Company does not seek to remove all risk associated with such fluctuations. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     EXPORT MARKETS. The Company's Export operations continue to serve those markets where the Company does not have a stand-alone, in-country presence. The Miami, Florida; Santa Ana, California; and Brussels, Belgium Export operations (which have been reorganized as part of the Latin America, U.S. and European operations, respectively) serve more than 1,750 resellers in approximately 100 countries. In addition, the Export branch in Latin America has field sales representatives based in Buenos Aires, Argentina; Bogota, Colombia; San Jose, Costa Rica; Caracas, Venezuela; and Quito, Ecuador.

     For segment information regarding the Company's United States and non-U.S. operations, see Note 10 of Notes to Consolidated Financial Statements.

COMPETITION

     The Company operates in a highly competitive environment, both in the United States and internationally. The computer-based technology products distribution industry is characterized by intense competition, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and service, and availability of technical and product information. The Company believes it competes favorably with respect to each of these factors. In addition, the Company believes that as customers move their back-room operations to distribution partners, outsourcing and value-added capabilities (such as channel assembly, configuration, innovative financing programs, and order fulfillment programs) will become more important competitive factors. With the emergence of the Internet reseller storefronts, the Company seeks to provide virtual warehouse and distribution operations.

     Ingram Micro's U.S. competitors include full-line distributors Tech Data, Merisel and Pinacor (MicroAge's distribution arm), as well as specialty distributors such as Gates/Arrow (desktop and enterprise products), Daisytek (consumables), Access Graphics (enterprise products) and Avnet (industrial and enterprise products). Ingram Micro competes internationally with a variety of national and regional distributors. In the European market, competitors include international distributors such as CHS Electronics and Tech Data (which acquired C2000, a European competitor), and several regional and local distributors, including Actebis, Raab Karcher and Scribona. In Canada, Ingram Micro competes with Merisel, Globelle, Beamscope and Tech Data. In Latin America, Ingram Micro competes with international distributors including CHS Electronics and Tech Data, and several regional and local distributors including MPS Mayorista, Alvimer and Sonda-Beamscope S.A. In the Asia Pacific market, Ingram Micro (through a majority interest in ERL and a strategic agreement with SOFTBANK), faces both regional and local competitors, of whom the largest are Tech Pacific, a broadline distributor which operates in eight countries, and SiS Distribution Ltd., a Hong Kong-based distributor of microcomputer products which is 80% owned by CHS Electronics.

     The Company is constantly seeking to expand its business into areas closely related to its core computer-based technology products distribution business. As the Company enters new business areas, including value-added services, it may encounter increased competition from current competitors and/or from new competitors, some of which may be current customers of the Company. For example, as the Company continues to develop the Frameworks unbranded systems program, there may be competition from current vendors and customers in addition to other distributors. Also, as electronic purchases of software become more prevalent in the industry, electronic software distributors may become significant competitors of the Company.

     Ingram Micro also competes with hardware manufacturers and software publishers that sell directly to reseller customers and end-users. As hardware manufacturers look to increase direct sales volumes while tightening terms and conditions, some customers are buying more products directly from the manufacturer rather than through distribution. Together with the risk of decreased purchase discounts and rebates, the Company's sales volumes and profit margins may be adversely affected.

ASSET MANAGEMENT

     The Company maintains sufficient quantities of product inventories to achieve high order fill rates. The Company believes that the risks associated with slow moving and obsolete inventory are substantially mitigated by price protection and stock return privileges provided by suppliers. In the event of a supplier price reduction, the Company generally receives a credit for products in its inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of decline in the value of inventory. However, major PC suppliers have stated that it is their intention to reduce the amount of inventory in the channel, particularly in light of the growth of vendor direct and channel assembly strategies. In the last year, these suppliers have decreased the availability of price protection for distributors. The shorter time periods during which distributors may receive rebates or credit for decreases in manufacturer prices on unsold inventory have made it more difficult for the Company to match its inventory levels with the price protection periods. Consequently, the

Company's risk of loss due to declines in value of inventory held by the Company after such price protection periods have passed has increased. The Company is taking various actions, including closer monitoring of its inventory levels and decreased purchases, to lessen such risk. The Company's risk of decline in the value of inventory could also be greater outside the United States, where agreements with suppliers are more restrictive with regard to price protection and the Company's ability to return unsold inventory.

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

EMPLOYEES

     As of January 2, 1999, the Company employed over 14,400 associates located as follows: United States--8,620, Europe--3,965, all other regions--1,832. As a result of the Company's acquisition of ERL in February 1999, the Company has approximately 880 additional associates in Asia. Ingram Micro believes that its success depends on the skill and dedication of its associates. The Company strives to attract, develop, and retain outstanding personnel. Certain of the Company's operations in Europe, Latin America and Canada are subject to collective bargaining or similar arrangements. The Company considers its employee relations to be good.

     On March 11, 1999, the Company announced that the Company is accelerating a number of actions to increase flexibility and service and maximize cost savings and efficiencies. Outside of the United States, the Company has been increasing its cost effectiveness through attrition and personnel redeployment since late 1998. In the United States, the Company is instituting many structural changes, including the closing of its California-based consolidation center, re-alignment of its sales forces and the creation of a merchandising organization that integrates its purchasing, vendor sales and product marketing functions. In addition, new programs and process improvements to increase productivity are being deployed in the Company's distribution centers. These and other changes are reducing the Company's worldwide work force by approximately 1,400 full-time employee equivalents.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to each person who is an executive officer of the Company as of March 16, 1999:

NAME                     AGE   PRESENT AND PRIOR POSITIONS HELD(1)              YEARS POSITIONS HELD
----                     ---   -----------------------------------              --------------------
Jerre L. Stead(2)        56    Chairman of the Board and                          Aug. 1996-Present
                                 Chief Executive Officer
                               Chief Executive Officer and Chairman               Jan. 1995-Aug. 1995
                                 of the Board, Legent Corporation, a
                                 software development company
                               Executive Vice President, Chairman                 May 1993-Dec. 1994
                                 and Chief Executive Officer, AT&T
                                 Corp. Global Information Solutions
                                 (NCR Corp.), a computer manufacturer
                               President and Chief Executive Officer, AT&T        Sept. 1991-Apr. 1993
                                 Corp. Global Business Communication
                                 Systems, a communications company

NAME                     AGE   PRESENT AND PRIOR POSITIONS HELD(1)              YEARS POSITIONS HELD
----                     ---   -----------------------------------              --------------------

Jeffrey R. Rodek(3)      45    President; Worldwide Chief Operating Officer       Dec. 1994-Present
                               Senior Vice President, Americas and                July 1991-Sept. 1994
                                 Caribbean, Federal Express,
                                 an express shipping firm

Michael J. Grainger      46   Executive Vice President; Worldwide Chief           Oct. 1996-Present
                                 Financial Officer
                              Chief Financial Officer                             May 1996-Oct. 1996
                              Vice President and Controller, Ingram               July 1990-Oct. 1996
                                 Industries

Douglas R. Antone        46   Executive Vice President; President,                July 1998-Present
                                 Frameworks Worldwide
                              Senior Vice President, Marketing                    July 1997-July 1998
                              Senior Vice President; President,                   June 1994-July 1997
                                 Ingram Alliance
                              Senior Vice President, Worldwide Sales              Nov. 1993-May 1994
                                 and Marketing, Borland International,
                                 a software development company

Philip D. Ellett         44   Executive Vice President; President,                Mar. 1999-Present
                                 Ingram Micro North America
                              Executive Vice President; President,                June 1998-Feb. 1999
                                 Ingram Micro Europe
                              Senior Vice President; President,                   May 1997-June 1998
                                 Ingram Micro Europe
                              Senior Vice President; Chief Operating              Jan. 1997-April 1997
                                 Officer, Ingram Micro Europe
                              Senior Vice President; General Manager,             Jan. 1996-Jan. 1997
                                 U.S. Consumer Markets Division
                              President, Gates/Arrow, an electronics              Aug. 1994-Dec. 1995
                                 distributor
                              President and Chief Executive Officer,              Oct. 1991-Aug. 1994
                                 Gates/F.A. Distributing, Inc., an
                                 electronics distributor

Robert D. Grambo         34   Executive Vice President; President,                Feb. 1999-Present
                                 Ingram Micro Europe
                              Senior Vice President; Chief Operating              July 1998-Feb. 1999
                                 Officer, Ingram Micro Europe
                              Senior Vice President, Sales, Ingram Micro U.S.     Sept. 95-July 1998
                              Vice President, Sales, Ingram Micro U.S.            Apr. 94-Sep. 1995
                              Vice President, Product Marketing                   Apr. 93-Apr. 1994

Guy P. Abramo            37   Senior Vice President, Marketing, Worldwide         Sept. 1998-Present
                              Partner, Yankelovich Partners, a marketing          May 1998-Oct. 1998
                                 professional services company
                              Managing Director, Marketing Intelligence,          Feb. 1995-May 1998
                                 Peat Marwick LLP, an accounting
                                 and professional services company
                              Manager, Marketing, Mobil Corporation               June 1984-Feb. 1995
                                 an international oil company

NAME                     AGE   PRESENT AND PRIOR POSITIONS HELD(1)              YEARS POSITIONS HELD
----                     ---   -----------------------------------              --------------------

James E. Anderson, Jr.   51   Senior Vice President, Secretary and                Jan. 1996-Present
                                 General Counsel
                              Vice President, Secretary and General               Sept. 1991-Nov. 1996
                                 Counsel, Ingram Industries

David M. Carlson         58   Senior Vice President, Chief                        Feb. 1997-Present
                                 Technology Officer
                              President, Consumer Focused                         Jan. 1996-Feb. 1997
                                 Technology, a consulting firm
                              Vice President, Technology and                      Mar. 1995-Dec. 1995
                                 Network Services, Florist
                                 Transworld Delivery Corp.
                              Senior Vice President, Corporate                    July 1985-Jan. 1995
                                 Information Systems, Kmart
                                 Corporation, a retail company

David M. Finley          58   Senior Vice President, Human Resources,             July 1996-Present
                                 Worldwide
                              Senior Vice President, Human Resources,             May 1995-July 1996
                                 Budget Rent a Car, a car rental company
                              Vice President, Human Resources, The Southland      Jan. 1977-May 1995
                                 Corporation, a convenience retail company

Henri T. Koppen          56   Senior Vice President; President, Ingram Micro      Jan. 1998-Present
                                 Latin America
                              President, Latin America, General Electric          July 1996-Dec. 1997
                                 Capital Information Technology Solutions, a
                                 systems integrator/reseller company
                              Vice President, Latin America, Ameridata Global     May 1995-July 1996
                                 Inc., a systems integrator/reseller company
                              General Manager, Mexico, Control Data Systems       May 1994-May 1995
                                 Inc., a systems manufacturer and integrator
                              Director, North America Marketing, Control Data     May 1992-April 1994
                                 Systems Inc., a systems manufacturer and integrator

Gregory M.E. Spierkel    42   Senior Vice President; President,                   July 1998-Present
                                 Ingram Micro Asia-Pacific
                              Vice President, Global Sales & Marketing, March
                                 1996-June 1997 Mitel Inc., a manufacturer of
                                 telecommunications and semiconductor products
                              President, North America, Mitel Inc., a             April 1992-March 1996
                                 manufacturer of telecommunications and
                                 semiconductor products

James F. Ricketts        52   Vice President; Worldwide Treasurer                 Sept. 1996-Present
                              Vice President; Treasurer                           Feb. 1992-Sept. 1996
                                 Sundstrand Corporation, a manufacturer
                                 of aerospace and related technology systems

-------------
(1) The first position and any other positions not given a separate corporate identification are with the Company.

(2) Mr. Stead is a director of Armstrong World Industries, Inc., Thomas & Betts, and Conexant Systems, Inc.

(3) Mr. Rodek is a director of Hyperion Solutions and a member of its Compensation Committee; and a director of EXE Technologies and a member of its Audit Committee.

TRADEMARKS AND SERVICE MARKS

     The Company owns or is the licensee of various trademarks and service marks, including, among others, "Ingram Micro," "IMpulse," the Ingram Micro logo, "Partnership America," "Leading the Way in Worldwide Distribution, " "Frameworks Total Integration Services," and "Affiniti." Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though the Company's marks may not be registered in every country where the Company conducts business, in many cases the Company has acquired rights in those marks because of its continued use of them. Management believes that the value of the Company's marks is increasing with the development of its business, but that the business of the Company as a whole is not materially dependent on such marks.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be "forward-looking statements" within the meaning of the Act. In order to take advantage of the "safe harbor" provisions of the Act, the Company identifies the following important factors which could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed by the Company in forward-looking statements made by or on behalf of the Company:

     (1) Intense competition may lead to reduced prices, lower sales or reduced sales growth, and lower gross margins.

     (2) The Company's narrow margins magnify the impact on operating results of variations in operating costs. A number of factors may reduce the Company's margins even further. For example, if PC manufacturers substantially reduce or terminate price protection programs, if PC manufacturers substantially raise the threshold on sales volume before distributors may qualify for discounts and/or rebates, if the Company's receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

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

     (6) A failure of the Company's information systems may adversely impact the Company's results of operations. In addition, the failure of the Company or its vendors, resellers, customers, shipping companies, and other third party systems to achieve substantial Y2K readiness may adversely impact the Company's financial condition and results of operations.

     (7) Devaluation of a foreign currency, or other disruption of a foreign market, may adversely impact the Company's operations in that country or globally.

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

     (14) If the Company's inventory suppliers terminate or substantially reduce the subsidies relating to floor planning financing for the Company's master reseller business, such change in policy may adversely impact the Company's financial condition and results of operations.

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

     As of March 22, 1999, the Company operates seven distribution centers in the continental United States located in Carrollton, Texas, Carol Stream, Illinois, Fremont, California, Fullerton, California, Harrisburg, Pennsylvania, Millington, Tennessee, and Miami, Florida. The Company also operates 71 distribution centers outside of the U.S.--in Australia, Brazil, Canada, Chile, China, India, Hong Kong, Malaysia, Mexico, New Zealand, Norway, Peru, Singapore, Switzerland, Thailand and most countries of the European Union.

     As of March 22, 1999, the Company operates two integration centers located in Memphis, Tennessee and `s-Hertogenbosch, The Netherlands in addition to three returns centers, two in Santa Ana, California and one in Toronto, Canada. As of the same date, the Company operates a freight consolidation center in Fremont, California, which, along with one of the Company's Santa Ana returns centers, will be closed by the second quarter of 1999.

     As of March 22, 1999, all of the Company's facilities are leased, with the exception of the distribution center in Roncq, France. These leases have varying terms. The Company does not anticipate any material difficulty in renewing any of its leases as they expire or securing replacement facilities, in each case on commercially reasonable terms. In addition, the Company owns two undeveloped properties in Santa Ana, California totaling approximately 16.27 acres, and has options on approximately 60 acres in Millington, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

     As a result of an internal review by the Company of export shipments made from its United States distribution facilities, the Company has determined that certain of these shipments and related documentation were not in compliance with U.S. export regulations. The Company has notified the appropriate federal government agencies pursuant to applicable voluntary self-disclosure procedures (the "Disclosure"). The reported shipments consisted of modems and other telecommunications products and shrink-wrapped, commercial software readily available through normal retail outlets which contained encryption features controlled under export regulations. These shipments had a total value of approximately $673,240. Violations of export laws and regulations are subject to both civil and criminal penalties, including in appropriate circumstances suspension or loss of export privileges. Since the Disclosure, a representative of the Department of Commerce has requested additional documents relating to the Disclosure, but the Company does not know what position the Department will take upon further review of the Disclosure. The Company is not able to estimate at this time the amount or nature of penalties, if any, that might be sought against the Company as a result of the reported violations; however, penalties to which the Company potentially may be subject could be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 29, 1999, there were 578 holders of record of the Class A Common Stock and 140 holders of record of the Class B Common Stock. The Company believes that there are approximately 27,000 beneficial holders of the Class A Common Stock.

     Information as to the Company's quarterly stock prices is included on the inside back cover of the Company's 1998 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal market on which the Class A Common Stock is traded is included on the inside back cover of the Company's 1998 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

DIVIDEND POLICY

     The Company has not declared or paid any dividends on its Class A or Class B Common Stock in the preceding two fiscal years. The Company currently intends to retain its future earnings to finance the growth and development of its business and, therefore, does not anticipate declaring or paying cash dividends on its Class A or Class B Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of the Company's debt facilities contain restrictions on the declaration and payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information of Ingram Micro for the five year period ended January 2, 1999 is included on page 18 of the Company's 1998 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 30 through 50 of the Company's 1998 Annual Report to Shareowners which are also included as part of
Exhibit 13.01 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in Item 14 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19 through 29 of the Company's 1998 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and are incorporated in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required disclosure is included on page 26 of the Company's 1998 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on pages 30 through 50 of the Company's 1998 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 14 below.

     A financial statement schedule for the Company, and report thereon, are included on pages 24 and 25, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

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

     The Notice and Proxy Statement for the 1999 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, and 13).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 10, 1999, except as to Note 14, which is as February 19, 1999 all appearing on pages 30 through 51 in the 1998 Annual Report to Shareowners, are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1998 Annual Report to Shareowners is not deemed filed as part of this Annual Report on Form 10-K.

         INGRAM MICRO INC.                                                          PAGE NO. IN
         -----------------                                                        ANNUAL REPORT
                                                                                  TO SHAREOWNERS
                                                                                  --------------
         Index to Financial Information                                                  17
         Consolidated Balance Sheet at January 2, 1999 and January 3, 1998               30
         Consolidated Statement of Income for the years ended January 2, 1999,
             January 3, 1998, and December 28, 1996                                      31
         Consolidated Statement of Stockholders' Equity for the years ended
             January 2, 1999, January 3, 1998, and December 28, 1996                     32
         Consolidated Statement of Cash Flows for the years ended
             January 2, 1999, January 3, 1998, and December 28, 1996                     33
         Notes to Consolidated Financial Statements                                   34-50
         Report of Independent Accountants                                               51

     Pages 18 through 52 and the inside back cover page of the 1998 Annual Report to Shareowners of Ingram Micro Inc. include the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Independent Accountants' Report, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as
Exhibit 13.01 to this Annual Report on Form 10-K.

     2.   Financial Statement Schedules:

     Report of Independent Accountants on Financial Statement Schedule
     Schedule II - Valuation and Qualifying Accounts

     3.   List of Exhibits:

       3.01    --   Form of Certificate of Incorporation of the Registrant
                    (incorporated by reference to Exhibit 3.01 to the Company's
                    Registration Statement on Form S-1 (File No. 333-08453) (the
                    "IPO S-1"))

       3.02    --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

       10.01   --   Ingram Micro Inc. Executive Incentive Bonus Plan
                    (incorporated by reference to Exhibit 10.01 to the IPO S-1)

       10.02   --   Ingram Micro Inc. Management Incentive Bonus Plan
                    (incorporated by reference to Exhibit 10.02 to the IPO S-1)

       10.03   --   Ingram Micro Inc. General Employee Incentive Bonus Plan
                    (incorporated by reference to Exhibit 10.03 to the IPO S-1)

       10.04   --   Agreement dated as of December 21, 1994 between the Company and Jeffrey R. Rodek (incorporated by reference to Exhibit
                    10.04 to the IPO S-1)

       10.05   --   Agreement dated as of April 25, 1988 between the Company and
                    Sanat K. Dutta (incorporated by reference to Exhibit 10.05 to the IPO S-1)

       10.06   --   Amendment No. 1 to the Ingram Micro Inc. Amended and
                    Restated 1996 Equity Incentive Plan (incorporated by
                    reference to Exhibit 10.06 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended January 3, 1998)

       10.07   --   Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

       10.08   --   Ingram Micro Inc. Key Employee Stock Purchase Plan
                    (incorporated by reference to Exhibit 10.08 to the IPO S-1)

       10.09   --   Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to

                    the IPO S-1)

       10.10   --   Ingram Micro Inc. Amended and Restated 1996 Equity Incentive
                    Plan (incorporated by reference to Exhibit 10.10 to the IPO
                    S-1)

       10.11   --   Severance Agreement dated as of June 1, 1996 among the
                    Company, Ingram Industries, Linwood A. Lacy, Jr., and
                    NationsBank, N.A., as trustee of the Linwood A. Lacy, Jr.
                    1996 Irrevocable Trust dated February 1996 (incorporated by reference to Exhibit 10.11 to the IPO S-1)

       10.12   --   Credit Agreement dated as of October 30, 1996 among the
                    Company and Ingram European Coordination Center N.V., Ingram
                    Micro Singapore Pte Ltd., and Ingram Micro Inc., as
                    Borrowers and Guarantors, certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative
                    Agent for the Lenders and The Bank of Nova Scotia as
                    Documentation Agent for the Lenders (incorporated by
                    reference to Exhibit 10.12 to the Company's Registration
                    Statement on Form S-1 (File No. 333-16667) (the "Thrift Plan
                    S-1"))

       10.13   --   Amended and Restated Reorganization Agreement dated as of
                    October 17, 1996 among the Company, Ingram Industries, and
                    Ingram Entertainment (incorporated by reference to Exhibit
                    10.13 to the Thrift Plan S-1)

       10.14   --   Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature
                    pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)

       10.15   --   Board Representation Agreement dated as of November 6, 1996
                    (incorporated by reference to Exhibit 10.15 to the Thrift
                    Plan S-1)

       10.16   --   Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

       10.17   --   Tax Sharing and Tax Services Agreement dated as November 6,
                    1996 among the Company, Ingram Industries, and Ingram
                    Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)

       10.18   --   Agreement with Douglas R. Antone dated May 15, 1998, as
                    amended October 28, 1998

       10.19   --   Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries,
                    and Ingram Entertainment (incorporated by reference to
                    Exhibit 10.19 to the Thrift Plan S-1)

       10.20   --   Data Center Services Agreement dated as of November 6, 1996 among the Company, Ingram Book Company, and Ingram
                    Entertainment Inc. (incorporated by reference to Exhibit
                    10.20 to the Thrift Plan S-1)

       10.21   --   Amended and Restated Exchange Agreement dated as of November
                    6, 1996 among the Company, Ingram Industries, Ingram
                    Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

       10.22   --   Agreement dated as of August 26, 1996 between the Company
                    and Jerre L. Stead (incorporated by reference to Exhibit
                    10.22 to the IPO S-1)

       10.23   --   Definitions for Ingram Funding Master Trust Agreements
                    (incorporated by reference to Exhibit 10.23 to the IPO S-1)

       10.24   --   Asset Purchase and Sale Agreement dated as of February 10,
                    1993 between Ingram Industries and Ingram Funding Inc.
                    (incorporated by reference to Exhibit 10.24 to the IPO S-1)

       10.25   --   Pooling and Servicing Agreement dated as of February 10,
                    1993 among Ingram Funding, Ingram Industries and Chemical
                    Bank (incorporated by reference to Exhibit 10.25 to the IPO
                    S-1)

       10.26   --   Amendment No. 1 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
                    Agreement dated as of February 12, 1993, and the Liquidity
                    Agreement dated as of February 12, 1993 (incorporated by
                    reference to Exhibit 10.26 to the IPO S-1)

       10.27   --   Certificate Purchase Agreement dated as of July 23, 1993
                    (incorporated by reference to Exhibit 10.27 to the IPO S-1)

       10.28   --   Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)

       10.29   --   Series 1993-1 Supplement to Ingram Funding Master Trust
                    Pooling and Servicing Agreement dated as of July 23, 1993
                    (incorporated by reference to Exhibit 10.29 to the IPO S-1)

       10.30   --   Schedule of Supplements to Ingram Funding Master Trust
                    Pooling and Servicing Agreement dated as of July 23, 1993
                    (incorporated by reference to Exhibit 10.30 to the IPO S-1)

       10.31   --   Letter of Credit Reimbursement Agreement dated as of
                    February 10, 1993 (incorporated by reference to Exhibit
                    10.31 to the IPO S-1)

       10.32   --   Liquidity Agreement dated as of February 10, 1993
                    (incorporated by reference to Exhibit 10.32 to the IPO S-1)

       10.33   --   Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
                    Agreement dated as of February 12, 1993, and the Liquidity
                    Agreement dated as of February 12, 1993 (incorporated by
                    reference to Exhibit 10.33 to the IPO S-1)

       10.34   --   Agreement dated as of October 10, 1996 between the Company and Michael J. Grainger (incorporated by reference to
                    Exhibit 10.34 to the IPO S-1)

       10.35   --   Form of Repurchase Agreement (incorporated by reference to
                    Exhibit 10.35 to the IPO S-1)

       10.36   --   First Amendment to the Credit Agreement dated as of October
                    28, 1997 (incorporated by reference to Exhibit 10.36 to the
                    Company's Registration Statement on Form S-3 (File No.
                    333-39457) (the "Rollover/Thrift Plan S-3"))

       10.37   --   European Credit Agreement dated as of October 28, 1997 among the Company and Ingram European Coordination Center N.V., as
                    Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative
                    Agent for the Lenders and NationsBank of Texas, N.A. as
                    Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the
                    Arrangers (incorporated by reference to Exhibit 10.37 to the
                    Rollover/Thrift Plan S-3)

       10.38   --   Canadian Credit Agreement dated as of October 28, 1997 among the Company and Ingram Micro Inc. (Canada), as Borrowers and
                    Guarantors, certain financial institutions, as the Lenders,
                    The Bank of Nova Scotia., as Administrative Agent for the
                    Lenders, Royal Bank of Canada as the Syndication Agent for
                    the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the
                    Co-Agent (incorporated by reference to Exhibit 10.38 to the
                    Rollover/Thrift Plan S-3)

       10.39   --   Retirement Agreement between the Company and David P. Dukes
                    (incorporated by reference to Exhibit 10.39 to the Company's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    July 4, 1998)

       10.40   --   Second Amendment to Credit Agreement dated as of September
                    25, 1998, among the Company, Ingram European Coordination
                    Center N.V. ("IECC"), and Ingram Micro Inc. (Canada), as
                    Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US
                    $1,000,000,000 Credit Agreement dated as of October 30,
                    1996, also among certain financial institutions, as the
                    Lenders, NationsBank, N.A (successor in interest by merger with NationsBank of Texas, N.A.), as Administrative Agent
                    for the Lenders, and The Bank of Nova Scotia, as
                    Documentation Agent for the Lenders and certain named
                    Co-Agents (incorporated by reference to Exhibit 10.40 to the
                    Company's Quarterly Report on Form 10-Q for the fiscal
                    quarter ended October 3, 1998 ("the Q3 98 10-Q"))

       10.41   --   First Amendment to European Credit Agreement dated as of
                    September 25, 1998, among the Company and IECC as the
                    Primary Borrowers and Guarantors, and certain financial
                    institutions as the Relevant Required Lenders, amending the
                    US $500,000,000 European Credit Agreement dated as of
                    October 28, 1997, also among the Company and IECC, as the
                    Primary Borrowers and Guarantors, certain financial
                    institutions as the Lenders, The Bank of Nova Scotia, as
                    Administrative Agent for the Lenders and NationsBank, N.A.
                    (successor in interest by merger to NationsBank of Texas,
                    N.A.), as Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets,
                    Inc., as the Arrangers (incorporated by reference to Exhibit
                    10.41 to the Q3 98 10-Q)

       10.42   --   First Amendment to Canadian Credit Agreement dated as of
                    September 25, 1998, among the Company and Ingram Micro Inc.
                    (Canada) as the Borrowers and Guarantors, and certain
                    financial institutions as the Relevant Required Lenders,
                    amending the US $150,000,000 Canadian Credit Agreement dated as of October 28, 1997, also among the Company, Ingram Micro
                    Inc. (Canada) as the Borrowers and Guarantors, certain
                    financial institutions as the Lenders, The Bank of Nova
                    Scotia, as Administrative Agent for the Lenders, Royal Bank
                    of Canada, as Syndication Agent for the Lenders, and Bank of
                    Tokyo-Mitsubishi (Canada) as the Co-Agent (incorporated by reference to Exhibit 10.42 to the Q3 98 10-Q)

       10.43   --   Ingram Micro Inc. 1998 Equity Incentive Plan

       13.01   --   Portions of Annual Report to Shareowners for the year ended
                    January 2, 1999

       21.01   --   Subsidiaries of the Registrant

       23.01   --   Consent of Independent Accountants regarding certain
                    Registration Statements on Form S-8

       23.02   --   Consent of Independent Accountants regarding Registration
                    Statements on Form S-3

       27.01   --   Financial Data Schedule (included in electronic version
                    only)

       99.01   --   Cautionary Statements for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act
                    of 1995

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended January 2, 1999.

                                INGRAM MICRO INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                Balance at     Charged to                                       Balance
                                                beginning       costs and                                      at end of
Description                                      of year        expenses      Deductions       Other(*)          year
-----------                                    ------------   ------------   ------------     ----------      -----------
Allowance for doubtful accounts receivable
& sales returns:
1998                                             $ 48,541       $ 32,534       $(31,200)       $  6,029        $ 55,904
1997                                               38,622         31,652        (27,102)          5,369          48,541
1996                                               30,791         28,619        (25,394)          4,606          38,622



Inventory obsolescence:
1998                                             $ 18,886       $ 26,129       $(27,554)       $    933        $ 18,394
1997                                               13,326         21,524        (20,201)          4,237          18,886
1996                                               12,245         13,836        (12,602)           (153)         13,326


* Other includes recoveries, acquisitions and the effect of fluctuation in foreign currency.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
    of Ingram Micro Inc.


Our audits of the consolidated financial statements referred to in our report dated February 10, 1999, except as to Note 14, which is as of February 19, 1999 appearing in the 1998 Annual Report to Shareowners of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Costa Mesa, California
February 10, 1999, except as to Note 14, which is as of February 19, 1999

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        INGRAM MICRO INC.


                                        By:         /s/ James E. Anderson, Jr.
                                              ----------------------------------
                                        Name:  James E. Anderson, Jr.
                                        Title: Senior Vice President, Secretary
                                               and General Counsel

                                        April 1, 1999

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

             SIGNATURE                                       TITLE                                    DATE
             ---------                                       -----                                    ----
       /s/ Jerre L. Stead                        Chief Executive Officer (Principal              April 1, 1999
------------------------------------------       Executive Officer); Chairman of the
Jerre L. Stead                                   Board

       /s/ Michael J. Grainger                   Executive Vice President and Worldwide          April 1, 1999
------------------------------------------       Chief Financial Officer (Principal
Michael J. Grainger                              Financial Officer and Principal
                                                 Accounting Officer)

       /s/ Martha R. Ingram                      Director                                        April 1, 1999
------------------------------------------
Martha R. Ingram

       /s/ John R. Ingram                        Director                                        April 1, 1999
------------------------------------------
John R. Ingram

       /s/ Philip M. Pfeffer                     Director                                        April 1, 1999
------------------------------------------
Philip M. Pfeffer

       /s/ Don H. Davis, Jr.                     Director                                        April 1, 1999
------------------------------------------
Don H. Davis, Jr.

       /s/ J. Phillip Samper                     Director                                        April 1, 1999
------------------------------------------
J. Phillip Samper

       /s/ Joe B. Wyatt                          Director                                        April 1, 1999
------------------------------------------
Joe B. Wyatt

                                 EXHIBIT INDEX


       Exhibit
       Number                              Description
       -------                             -----------

       3.01    --   Form of Certificate of Incorporation of the Registrant
                    (incorporated by reference to Exhibit 3.01 to the Company's
                    Registration Statement on Form S-1 (File No. 333-08453) (the
                    "IPO S-1"))

       3.02    --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

       10.01   --   Ingram Micro Inc. Executive Incentive Bonus Plan
                    (incorporated by reference to Exhibit 10.01 to the IPO S-1)

       10.02   --   Ingram Micro Inc. Management Incentive Bonus Plan
                    (incorporated by reference to Exhibit 10.02 to the IPO S-1)

       10.03   --   Ingram Micro Inc. General Employee Incentive Bonus Plan
                    (incorporated by reference to Exhibit 10.03 to the IPO S-1)

       10.04   --   Agreement dated as of December 21, 1994 between the Company and Jeffrey R. Rodek (incorporated by reference to Exhibit
                    10.04 to the IPO S-1)

       10.05   --   Agreement dated as of April 25, 1988 between the Company and
                    Sanat K. Dutta (incorporated by reference to Exhibit 10.05 to the IPO S-1)

       10.06   --   Amendment No. 1 to the Ingram Micro Inc. Amended and
                    Restated 1996 Equity Incentive Plan (incorporated by
                    reference to Exhibit 10.06 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended January 3, 1998)

       10.07   --   Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

       10.08   --   Ingram Micro Inc. Key Employee Stock Purchase Plan
                    (incorporated by reference to Exhibit 10.08 to the IPO S-1)

       10.09   --   Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

       10.10   --   Ingram Micro Inc. Amended and Restated 1996 Equity Incentive
                    Plan (incorporated by reference to Exhibit 10.10 to the IPO
                    S-1)

       10.11   --   Severance Agreement dated as of June 1, 1996 among the
                    Company, Ingram Industries, Linwood A. Lacy, Jr., and
                    NationsBank, N.A., as trustee of the Linwood A. Lacy, Jr.
                    1996 Irrevocable Trust dated February 1996 (incorporated by reference to Exhibit 10.11 to the IPO S-1)

       10.12   --   Credit Agreement dated as of October 30, 1996 among the
                    Company and Ingram European Coordination Center N.V., Ingram
                    Micro Singapore Pte Ltd., and Ingram Micro Inc., as
                    Borrowers and Guarantors, certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative
                    Agent for the Lenders and The Bank of Nova Scotia as
                    Documentation Agent for the Lenders (incorporated by
                    reference to Exhibit 10.12 to the Company's Registration
                    Statement on Form S-1 (File No. 333-16667) (the "Thrift Plan
                    S-1"))

       10.13   --   Amended and Restated Reorganization Agreement dated as of
                    October 17, 1996 among the Company, Ingram Industries, and
                    Ingram Entertainment (incorporated by reference to Exhibit
                    10.13 to the Thrift Plan S-1)

       10.14   --   Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature
                    pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)

       10.15   --   Board Representation Agreement dated as of November 6, 1996
                    (incorporated by reference to Exhibit 10.15 to the Thrift
                    Plan S-1)

       10.16   --   Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

       10.17   --   Tax Sharing and Tax Services Agreement dated as November 6,
                    1996 among the Company, Ingram Industries, and Ingram
                    Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)


       Exhibit
       Number                              Description
       -------                             -----------

       10.18   --   Agreement with Douglas R. Antone dated May 15, 1998, as
                    amended October 28, 1998

       10.19   --   Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries,
                    and Ingram Entertainment (incorporated by reference to
                    Exhibit 10.19 to the Thrift Plan S-1)

       10.20   --   Data Center Services Agreement dated as of November 6, 1996 among the Company, Ingram Book Company, and Ingram
                    Entertainment Inc. (incorporated by reference to Exhibit
                    10.20 to the Thrift Plan S-1)

       10.21   --   Amended and Restated Exchange Agreement dated as of November
                    6, 1996 among the Company, Ingram Industries, Ingram
                    Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

       10.22   --   Agreement dated as of August 26, 1996 between the Company
                    and Jerre L. Stead (incorporated by reference to Exhibit
                    10.22 to the IPO S-1)

       10.23   --   Definitions for Ingram Funding Master Trust Agreements
                    (incorporated by reference to Exhibit 10.23 to the IPO S-1)

       10.24   --   Asset Purchase and Sale Agreement dated as of February 10,
                    1993 between Ingram Industries and Ingram Funding Inc.
                    (incorporated by reference to Exhibit 10.24 to the IPO S-1)

       10.25   --   Pooling and Servicing Agreement dated as of February 10,
                    1993 among Ingram Funding, Ingram Industries and Chemical
                    Bank (incorporated by reference to Exhibit 10.25 to the IPO
                    S-1)

       10.26   --   Amendment No. 1 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
                    Agreement dated as of February 12, 1993, and the Liquidity
                    Agreement dated as of February 12, 1993 (incorporated by
                    reference to Exhibit 10.26 to the IPO S-1)

       10.27   --   Certificate Purchase Agreement dated as of July 23, 1993
                    (incorporated by reference to Exhibit 10.27 to the IPO S-1)

       10.28   --   Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)

       10.29   --   Series 1993-1 Supplement to Ingram Funding Master Trust
                    Pooling and Servicing Agreement dated as of July 23, 1993
                    (incorporated by reference to Exhibit 10.29 to the IPO S-1)

       10.30   --   Schedule of Supplements to Ingram Funding Master Trust
                    Pooling and Servicing Agreement dated as of July 23, 1993
                    (incorporated by reference to Exhibit 10.30 to the IPO S-1)

       10.31   --   Letter of Credit Reimbursement Agreement dated as of
                    February 10, 1993 (incorporated by reference to Exhibit
                    10.31 to the IPO S-1)

       10.32   --   Liquidity Agreement dated as of February 10, 1993
                    (incorporated by reference to Exhibit 10.32 to the IPO S-1)

       10.33   --   Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
                    Agreement dated as of February 12, 1993, and the Liquidity
                    Agreement dated as of February 12, 1993 (incorporated by
                    reference to Exhibit 10.33 to the IPO S-1)

       10.34   --   Agreement dated as of October 10, 1996 between the Company and Michael J. Grainger (incorporated by reference to
                    Exhibit 10.34 to the IPO S-1)

       10.35   --   Form of Repurchase Agreement (incorporated by reference to
                    Exhibit 10.35 to the IPO S-1)

       10.36   --   First Amendment to the Credit Agreement dated as of October
                    28, 1997 (incorporated by reference to Exhibit 10.36 to the
                    Company's Registration Statement on Form S-3 (File No.
                    333-39457) (the "Rollover/Thrift Plan S-3"))


       Exhibit
       Number                              Description
       -------                             -----------

       10.37   --   European Credit Agreement dated as of October 28, 1997 among the Company and Ingram European Coordination Center N.V., as
                    Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative
                    Agent for the Lenders and NationsBank of Texas, N.A. as
                    Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the
                    Arrangers (incorporated by reference to Exhibit 10.37 to the
                    Rollover/Thrift Plan S-3)

       10.38   --   Canadian Credit Agreement dated as of October 28, 1997 among the Company and Ingram Micro Inc. (Canada), as Borrowers and
                    Guarantors, certain financial institutions, as the Lenders,
                    The Bank of Nova Scotia., as Administrative Agent for the
                    Lenders, Royal Bank of Canada as the Syndication Agent for
                    the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the
                    Co-Agent (incorporated by reference to Exhibit 10.38 to the
                    Rollover/Thrift Plan S-3)

       10.39   --   Retirement Agreement between the Company and David P. Dukes
                    (incorporated by reference to Exhibit 10.39 to the Company's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    July 4, 1998)

       10.40   --   Second Amendment to Credit Agreement dated as of September
                    25, 1998, among the Company, Ingram European Coordination
                    Center N.V. ("IECC"), and Ingram Micro Inc. (Canada), as
                    Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US
                    $1,000,000,000 Credit Agreement dated as of October 30,
                    1996, also among certain financial institutions, as the
                    Lenders, NationsBank, N.A (successor in interest by merger with NationsBank of Texas, N.A.), as Administrative Agent
                    for the Lenders, and The Bank of Nova Scotia, as
                    Documentation Agent for the Lenders and certain named
                    Co-Agents (incorporated by reference to Exhibit 10.40 to the
                    Company's Quarterly Report on Form 10-Q for the fiscal
                    quarter ended October 3, 1998 ("the Q3 98 10-Q"))

       10.41   --   First Amendment to European Credit Agreement dated as of
                    September 25, 1998, among the Company and IECC as the
                    Primary Borrowers and Guarantors, and certain financial
                    institutions as the Relevant Required Lenders, amending the
                    US $500,000,000 European Credit Agreement dated as of
                    October 28, 1997, also among the Company and IECC, as the
                    Primary Borrowers and Guarantors, certain financial
                    institutions as the Lenders, The Bank of Nova Scotia, as
                    Administrative Agent for the Lenders and NationsBank, N.A.
                    (successor in interest by merger to NationsBank of Texas,
                    N.A.), as Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets,
                    Inc., as the Arrangers (incorporated by reference to Exhibit
                    10.41 to the Q3 98 10-Q)

       10.42   --   First Amendment to Canadian Credit Agreement dated as of
                    September 25, 1998, among the Company and Ingram Micro Inc.
                    (Canada) as the Borrowers and Guarantors, and certain
                    financial institutions as the Relevant Required Lenders,
                    amending the US $150,000,000 Canadian Credit Agreement dated as of October 28, 1997, also among the Company, Ingram Micro
                    Inc. (Canada) as the Borrowers and Guarantors, certain
                    financial institutions as the Lenders, The Bank of Nova
                    Scotia, as Administrative Agent for the Lenders, Royal Bank
                    of Canada, as Syndication Agent for the Lenders, and Bank of
                    Tokyo-Mitsubishi (Canada) as the Co-Agent (incorporated by reference to Exhibit 10.42 to the Q3 98 10-Q)

       10.43   --   Ingram Micro Inc. 1998 Equity Incentive Plan

       13.01   --   Portions of Annual Report to Shareowners for the year ended
                    January 2, 1999

       21.01   --   Subsidiaries of the Registrant

       23.01   --   Consent of Independent Accountants regarding certain
                    Registration Statements on Form S-8

       23.02   --   Consent of Independent Accountants regarding Registration
                    Statements on Form S-3

       27.01   --   Financial Data Schedule (included in electronic version
                    only)

       99.01   --   Cautionary Statements for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act
                    of 1995