Form 10-Q
period 1999-04-03
INGRAM MICRO INC
filed 1999-05-18
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    FOR THE TRANSITION PERIOD FROM _________________ TO _________________


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

The Registrant had 68,722,823 shares of Class A Common Stock, par value $.01 per share, and 74,364,168 shares of Class B Common Stock, par value $.01 per share, outstanding at April 3, 1999.

                                INGRAM MICRO INC.

                                      INDEX

                                                                                     Pages
                                                                                    -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at April 3, 1999 and January 2, 1999                 3
         Consolidated Statement of Income for the thirteen weeks ended
           April 3, 1999 and April 4, 1998                                               4
         Consolidated Statement of Cash Flows for the thirteen weeks ended
           April 3, 1999 and April 4, 1998                                               5
         Notes to Consolidated Financial Statements                                   6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 11-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              18

Item 2.  Changes in Securities and Use of Proceeds                                      18

Item 3.  Defaults Upon Senior Securities                                                18

Item 4.  Submission of Matters to a Vote of Security Holders                            18

Item 5.  Other Information                                                              18

Item 6.  Exhibits and Reports on Form 8-K                                               18

Signatures                                                                              18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

                                                                  APRIL 3,         JANUARY 2,
                                                                    1999              1999
                                                                ------------      -----------
                                                                (UNAUDITED)
ASSETS
   Current assets:
    Cash                                                        $   100,612       $    96,682
    Trade accounts receivable (less allowances of $64,470
        and $55,904 at April 3, 1999 and January 2, 1999,
        respectively)                                             2,620,447         2,562,050
    Inventories                                                   2,873,321         3,094,227
    Other current assets                                            295,822           278,591
                                                                -----------       -----------
      Total current assets                                        5,890,202         6,031,550

   Property and equipment, net                                      264,728           254,718
   Goodwill, net                                                    435,377           232,112
   Other                                                            216,642           215,024
                                                                -----------       -----------
      Total assets                                              $ 6,806,949       $ 6,733,404
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Accounts payable                                            $ 3,539,480       $ 3,306,045
    Accrued expenses                                                269,661           254,627
    Current maturities of long-term debt                             58,974            38,978
                                                                -----------       -----------
      Total current liabilities                                   3,868,115         3,599,650

   Convertible debentures                                           422,966           473,475
   Other long-term debt                                             943,809         1,208,003
   Other                                                             54,619            45,205
                                                                -----------       -----------
      Total liabilities                                           5,289,509         5,326,333
                                                                -----------       -----------
   Commitments and contingencies

   Redeemable Class B Common Stock                                    3,907             7,814
                                                                -----------       -----------

   Stockholders' equity:
    Preferred Stock, $0.01 par value, 1,000,000 shares
       authorized; no shares issued and outstanding                      --                --
    Class A Common Stock, $0.01 par value, 265,000,000
       shares authorized; 68,722,823 and 66,520,715 shares
       issued and outstanding at April 3, 1999 and
       January 2, 1999, respectively                                    687               665
    Class B Common Stock, $0.01 par value, 135,000,000
       shares authorized; 74,364,168 and 75,459,710 shares
       issued and outstanding (including 558,125 and
       1,116,250 redeemable shares) at April 3, 1999 and
       January 2, 1999, respectively                                    738               743
    Additional paid in capital                                      617,833           591,235
    Retained earnings                                               853,870           811,616
    Accumulated other comprehensive income (loss)                    40,468            (4,914)
    Unearned compensation                                               (63)              (88)
                                                                -----------       -----------
      Total stockholders' equity                                  1,513,533         1,399,257
                                                                -----------       -----------
      Total liabilities and stockholders' equity                $ 6,806,949       $ 6,733,404
                                                                ===========       ===========

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED
                                                       -----------------------------
                                                         APRIL 3,          APRIL 4,
                                                           1999             1998
                                                       -----------       -----------
Net sales                                              $ 6,725,275       $ 5,150,088

Cost of sales                                            6,366,021         4,820,178
                                                       -----------       -----------
Gross profit                                               359,254           329,910

Expenses:
   Selling, general and administrative                     267,509           213,786
   Reorganization costs                                      6,234                --
                                                       -----------       -----------
                                                           273,743           213,786
                                                       -----------       -----------
Income from operations                                      85,511           116,124

Other (income) expense:
   Interest income                                          (1,319)           (1,413)
   Interest expense                                         25,224            19,272
   Net foreign currency exchange loss                         (324)            1,575
   Other                                                       783             2,680
                                                       -----------       -----------
                                                            24,364            22,114
                                                       -----------       -----------
Income before income taxes                                  61,147            94,010

Provision for income taxes                                  22,671            37,474
                                                       -----------       -----------
Income before extraordinary item                            38,476            56,536

Extraordinary gain on repurchase of debentures,
   net of $2,405 in income taxes                             3,778                --
                                                       -----------       -----------
Net income                                             $    42,254       $    56,536
                                                       ===========       ===========
Basic earnings per share:
   Income before extraordinary item                    $      0.27       $      0.41
   Extraordinary gain on repurchase of debentures             0.03                --
                                                       -----------       -----------
   Net income                                          $      0.30       $      0.41
                                                       ===========       ===========
Diluted earnings per share:
   Income before extraordinary item                    $      0.26       $      0.38
   Extraordinary gain on repurchase of debentures             0.03                --
                                                       -----------       -----------
   Net income                                          $      0.29       $      0.38
                                                       ===========       ===========


       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000S)
                                   (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                              -------------------------
                                                               APRIL 3,        APRIL 4,
                                                                1999            1998
                                                              ---------       ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income                                                   $  42,254       $  56,536
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                 21,903          15,402
   Deferred income taxes                                         (3,832)         (1,138)
   Gain on repurchase of debentures                              (3,778)             --
   Noncash interest charge                                        6,423              --
   Noncash compensation charge                                      509           1,148
 Changes in operating assets and liabilities,
   net of effects of acquisitions:
   Trade accounts receivable                                    180,325        (165,131)
   Inventories                                                  295,863         206,658
   Other current assets                                         (14,140)         33,400
   Accounts payable                                              85,754        (127,887)
   Accrued expenses                                              17,003          (8,751)
                                                              ---------       ---------
      Cash provided by operating activities                     628,284          10,237
                                                              ---------       ---------

CASH (USED) PROVIDED BY INVESTING ACTIVITIES:
 Purchases of property and equipment                            (22,998)        (27,052)
 Proceeds from sale of property and equipment                     6,910              --
 Acquisitions, net of cash acquired                            (222,260)             --
 Other                                                           (9,261)         (4,633)
                                                              ---------       ---------
     Cash used by investing activities                         (247,609)        (31,685)
                                                              ---------       ---------

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
 Redemption of Redeemable Class B Common Stock                       --            (335)
 Exercise of stock options including tax benefits                 8,152          11,696
 Repurchase of convertible debentures                           (50,321)             --
 Repayments of debt                                              (8,482)           (452)
 Net (repayments) borrowings under revolving
   credit facilities                                           (322,740)         22,453
                                                              ---------       ---------
     Cash (used) provided by financing activities              (373,391)         33,362
                                                              ---------       ---------

Effect of exchange rate changes on cash                          (3,354)           (432)
                                                              ---------       ---------
Increase in cash                                                  3,930          11,482

Cash, beginning of period                                        96,682          92,212
                                                              ---------       ---------

Cash, end of period                                           $ 100,612       $ 103,694
                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
 Interest                                                     $  24,386       $  19,038
 Income taxes                                                    12,065          13,754

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

    Ingram Micro Inc. (the "Company" or "Ingram Micro") is primarily engaged in wholesale distribution of computer-based technology products and services worldwide. The Company conducts the majority of its operations in North America, Europe, Latin America, and Asia Pacific.

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of April 3, 1999, their results of operations for the thirteen weeks ended April 3, 1999 and April 4, 1998 and their cash flows for the thirteen weeks ended April 3, 1999 and April 4, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirteen week period ended April 3, 1999 may not be indicative of the results of operations that can be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and related interpretations. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable.

     The composition of Basic EPS and Diluted EPS is as follows:

                                                THIRTEEN WEEKS ENDED
                                           ------------------------------
                                             APRIL 3,          APRIL 4,
                                               1999             1998
                                           ------------      ------------
Income before extraordinary item           $     38,476      $     56,536
                                           ============      ============
Weighted average shares                     142,755,066       137,409,171
                                           ============      ============
Basic earnings per share                   $       0.27      $       0.41
                                           ============      ============
Weighted average shares including
    the dilutive effect of stock
    options (5,430,404 and 11,652,658
    for the 13 weeks ended April 3,
    1999 and April 4, 1998,
    respectively)                           148,185,470       149,061,829
                                           ============      ============
Diluted earnings per share                 $       0.26      $       0.38
                                           ============      ============

    At April 3, 1999, there was $422,966 in Zero Coupon Convertible Senior Debentures that were convertible into 6,427,721 shares of Class A Common Stock. For the thirteen weeks ended April 3, 1999, these potential shares were excluded from the computation of Diluted EPS because their effect would be antidilutive. Additionally, there were approximately 3,118,447 and 61,455 options for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

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

NOTE 4 - COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

     The components of accumulated other comprehensive income (loss) are as follows:

                                   FOREIGN        UNREALIZED       ACCUMULATED
                                   CURRENCY         GAIN ON           OTHER
                                  TRANSLATION    AVAILABLE FOR    COMPREHENSIVE
                                  ADJUSTMENT    SALE SECURITIES   INCOME (LOSS)
                                  -----------   ---------------  ---------------
Balance at January 3, 1998        $(14,236)        $     --         $(14,236)
    Thirteen week change            (2,407)              --           (2,407)
                                  --------         --------         --------
Balance at April 4, 1998          $(16,643)        $     --         $(16,643)
                                  ========         ========         ========

                                   FOREIGN        UNREALIZED       ACCUMULATED
                                   CURRENCY         GAIN ON           OTHER
                                  TRANSLATION    AVAILABLE FOR    COMPREHENSIVE
                                  ADJUSTMENT    SALE SECURITIES   INCOME (LOSS)
                                  -----------   ---------------  ---------------
Balance at January 2, 1999         $(11,580)        $ 6,666         $ (4,914)
    Thirteen week change            (16,282)         61,664           45,382
                                   --------         -------         --------
Balance at April 3, 1999           $(27,862)        $68,330         $ 40,468
                                   ========         =======         ========

    Total comprehensive income for the thirteen weeks ended April 3, 1999 and April 4, 1998 was $87,636 and $54,129, respectively.

NOTE 5 - EXTRAORDINARY ITEM

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

    In March 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $56,504 as of the repurchase date for approximately $50,321 in cash. The debenture repurchase resulted in an extraordinary gain of $3,778 (net of $2,405 in income taxes).

NOTE 6 - ACQUISITION

    In January 1999, the Company purchased 44,114,340 shares of Electronic Resources Ltd. ("ERL") common stock from certain shareholders, which increased the Company's ownership to 39.6% from the 21% ownership held in 1998. In accordance with Singapore law, the Company was required to extend a tender offer for the remaining shares and warrants of ERL as a result of its increased ownership. The Company offered to purchase the remaining outstanding shares and warrants for approximately $1.20 and $0.65 per share and warrant, respectively, during the tender offer period from January 4, 1999 to February 19, 1999. In addition, during January and February 1999, the Company made open market purchases of ERL shares and warrants. As a result of the open market purchases and the tender offer, the Company's ownership in ERL increased to approximately 95%. The aggregate purchase price paid in 1999 for ERL shares and warrants was approximately $232,010. Prior to 1999, the Company accounted for its investment in ERL under the equity method. Due to the purchase of ERL common stock and warrants in 1999, the Company has accounted for the acquisition of ERL under the purchase method; accordingly, the results of ERL's operations have been combined with those of the Company for the thirteen weeks ended April 3, 1999. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price, including the $71,212 paid in December 1997, over the net assets acquired of approximately $208,120 is being amortized on a straight-line basis over 30 years. The final allocation of the purchase price may vary as additional information is obtained; accordingly, the final allocations may differ from those used in the unaudited consolidated financial statements included herein.

NOTE 7 - SEGMENT INFORMATION

    Effective in 1998, the Company adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations.

    The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. Geographic areas in which the Company operates include the United States, Europe (Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom) and Other (Australia, Brazil, Canada, Chile, China, India, Indonesia, Malaysia, Mexico, New Zealand, Peru, Singapore, and Thailand). Inter-geographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

    Financial information by geographic segments is as follows:

                                                  THIRTEEN WEEKS ENDED
                                            -------------------------------
                                              APRIL 3,            APRIL 4,
                                               1999                1998
                                            -----------         -----------
NET SALES
  United States
     Sales to unaffiliated customers        $ 4,137,414         $ 3,456,087
     Transfers between geographic areas          37,417              40,800
  Europe                                      1,747,289           1,174,989
  Other                                         840,572             519,012
  Eliminations                                  (37,417)            (40,800)
                                            -----------         -----------
     Total                                  $ 6,725,275         $ 5,150,088
                                            ===========         ===========

INCOME FROM OPERATIONS
  United States                             $    65,617         $    91,614
  Europe                                         10,336              19,498
  Other                                           9,558               5,012
                                            -----------         -----------
     Total                                  $    85,511         $   116,124
                                            ===========         ===========

IDENTIFIABLE ASSETS
  United States                             $ 4,143,630         $ 3,129,405
  Europe                                      1,721,697           1,184,139
  Other                                         941,622             561,885
                                            -----------         -----------
     Total                                  $ 6,806,949         $ 4,875,429
                                            ===========         ===========

CAPITAL EXPENDITURES
  United States                             $    20,522         $    23,514
  Europe                                          1,160               2,298
  Other                                           1,316               1,240
                                            -----------         -----------
     Total                                  $    22,998         $    27,052
                                            ===========         ===========

DEPRECIATION AND AMORTIZATION
  United States                             $    12,992         $    10,433
  Europe                                          4,604               2,919
  Other                                           4,307               2,050
                                            -----------         -----------
     Total                                  $    21,903         $    15,402
                                            ===========         ===========

NOTE 8 - REORGANIZATION COSTS

    In February 1999, the Company initiated a plan primarily in the United States to streamline operations and reorganize resources to increase flexibility and service and maximize cost savings and operational efficiencies. This reorganization plan includes instituting several organizational and structural changes, including the closing of the Company's California-based consolidation center and certain other redundant locations, re-alignment of the Company's sales force and the creation of a merchandising organization that integrates purchasing, vendor sales, and product marketing functions, as well as a realignment of administrative functions and processes throughout the U.S. organization.

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

    In connection with the reorganization plan, the Company recorded a charge of $6,234 in the thirteen weeks ended April 3, 1999. This reorganization charge included $4,269 in employee termination benefits for approximately 358 employees, $1,519 for closing and consolidation of redundant facilities relating primarily to excess lease costs net of estimated sublease income, and $446 for other costs associated with the reorganization. These initiatives are expected to be largely completed by the end of 1999.

    The reorganization charge and related activity are summarized as follows:

                                                    AMOUNTS PAID
                                        1999         AND CHARGED                    REMAINING
                                   REORGANIZATION    AGAINST THE                   LIABILITY AT
                                       CHARGE         LIABILITY     ADJUSTMENTS    APRIL 3, 1999
                                   --------------   ------------    -----------    -------------
Employee termination benefits          $4,269          $2,209          $  --          $2,060
Facility costs                          1,519              --             --           1,519
Other costs                               446               3             --             443
                                       ------          ------          -----          ------
    Total                              $6,234          $2,212          $  --          $4,022
                                       ======          ======          =====          ======

NOTE 9 - NEW ACCOUNTING STANDARDS

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

                                                THIRTEEN WEEKS ENDED
                                     ------------------------------------------
                                        APRIL 3, 1999           APRIL 4, 1998
                                     -------------------     ------------------
                                               (dollars in millions)
Net sales by geographic region:
   United States                     $4,137       61.5%      $3,456       67.1%
   Europe                             1,747       26.0%       1,175       22.8%
   Other international                  841       12.5%         519       10.1%
                                     ------      -----       ------      -----
Total                                $6,725      100.0%      $5,150      100.0%
                                     ======      =====       ======      =====

    The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                            PERCENTAGE OF NET SALES
                                                             THIRTEEN WEEKS ENDED
                                                            -----------------------
                                                             APRIL 3,    APRIL 4,
                                                               1999       1998
                                                             --------    --------
Net sales                                                     100.0%      100.0%
Cost of sales                                                  94.7%       93.6%
                                                              -----       -----
Gross profit                                                    5.3%        6.4%

Expenses:
  SG&A expenses                                                 4.0%        4.2%
  Reorganization costs                                          0.0%         --
                                                              -----       -----
Income from operations                                          1.3%        2.2%
Other expense, net                                              0.4%        0.4%
                                                              -----       -----
Income before income taxes                                      0.9%        1.8%
Provision for income taxes                                      0.3%        0.7%
                                                              -----       -----
Income before extraordinary item                                0.6%        1.1%
Extraordinary gain on repurchase of debentures,
  net of income taxes                                           0.0%         --
                                                              -----       -----
Net income                                                      0.6%        1.1%
                                                              =====       =====

THIRTEEN WEEKS ENDED APRIL 3, 1999 COMPARED TO THIRTEEN WEEKS ENDED APRIL 4,
1998

    Consolidated net sales increased 30.6% to $6.73 billion in the first quarter of 1999 from $5.15 billion in the first quarter of 1998. The increase in worldwide net sales was primarily attributable to the addition of new customers, increased sales to the existing customer base, expansion of the Company's product offerings, growth in the computer-based technology products and services industry in general, the July 1998 acquisition of Munich, Germany-based Macrotron AG ("Macrotron"), and the consolidation of Electronic Resources, Ltd ("ERL") resulting from the Company's increased ownership position in ERL ("the ERL Acquisition" - See Note 6 of Notes to Consolidated Financial Statements).

    Net sales from U.S. operations increased 19.7% to $4.14 billion in the first quarter of 1999 from $3.46 billion in the first quarter of 1998 primarily due to growth of its current business. Net sales from European operations increased 48.7% to $1.75 billion in the first quarter of 1999 from $1.17 billion in the first quarter of 1998 primarily due to the July 1998 acquisition of Macrotron as well as to the overall growth in the Company's existing European operations. Other net sales increased 62.0% to $840.6 million in the first quarter of 1999 from $519.0 million in the first quarter of 1998 primarily due to the January 1999 ERL acquisition as well as growth in the Company's Canadian operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS Continued

    Gross profit, as a percentage of net sales, decreased to 5.3% in the first quarter of 1999 from 6.4% in the first quarter of 1998. The decrease was largely attributable to significant competitive pricing pressures experienced primarily in the U.S. and the larger countries in Europe. The Company expects these competitive pricing pressures to continue in the foreseeable future.

    Total SG&A expenses increased 25.1% to $267.5 million in the first quarter of 1999 from $213.8 million in the first quarter of 1998, but decreased as a percentage of net sales to 3.98% in the first quarter of 1999 from 4.15% in the first quarter of 1998. The increase in SG&A expenses was attributable to the acquisitions of ERL in January 1999 and Macrotron in July 1998 as well as the increased expenses required to support the expansion of the Company's business. Expenses related to expansion consists of incremental personnel and support costs, lease expense related to new operating facilities, and the expenses associated with the development and maintenance of information systems. The overall decrease in SG&A expenses as a percentage of net sales is attributable to economies of scale from greater sales volume as well as continued cost-control measures.

    In February 1999, the Company initiated a plan primarily in the United States to streamline operations and reorganize resources to increase flexibility and service and maximize cost savings and operational efficiencies. This reorganization plan includes instituting several organizational and structural changes, including the closing of the Company's California-based consolidation center and certain other redundant locations, re-alignment of the Company's sales force and the creation of a merchandising organization that integrates purchasing, vendor sales, and product marketing functions, as well as a realignment of administrative functions and processes throughout the U.S. organization.

    In connection with the reorganization plan, the Company recorded a charge of approximately $6.2 million in the thirteen weeks ended April 3, 1999. This reorganization charge included approximately $4.3 million in employee termination benefits for approximately 358 employees, $1.5 million for closing and consolidation of redundant facilities primarily relating to excess lease costs net of estimated sublease income, and $0.4 million for other costs associated with the reorganization. The Company expects to begin to realize cost-savings from these changes in the second quarter of 1999. Based upon these changes and continued cost control measures, the Company expects its SG&A expenses to remain below 4.0% of consolidated net sales for the foreseeable future. However, any significant decline in future sales growth rates or significant changes in the business or industry in which the Company operates could impact this trend.

     Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 1.4% in the first quarter of 1999 from 2.3% in the first quarter of 1998. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.7% in the first quarter of 1999 from 2.7% in the first quarter of 1998. European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.6% in the first quarter of 1999 from 1.7% in the first quarter of 1998. The decreases in income from operations, excluding reorganization costs, as a percentage of net sales in the U.S. and Europe are primarily due to the significant decrease in gross profit as a percentage of net sales as described above. For geographic regions outside U.S. and Europe, income from operations, excluding reorganization costs, as a percentage of net sales remained constant at approximately 1.0% for the first quarters of 1999 and 1998. Income from operations, including reorganization costs, as a percentage of net sales decreased to 1.3% in the first quarter of 1999 from 2.3% in the first quarter of 1998.

    Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 10.2% to $24.4 million in the first quarter of 1999 from $22.1 million in the first quarter of 1998. Other expense, net, remained constant as a percentage of net sales at 0.4% for the first quarters of 1999 and 1998. Interest expense grew as a result of increased borrowings to finance the ERL and Macrotron acquisitions; the investment in SOFTBANK Corp ("Softbank"), Japan's largest distributor of software, peripherals and networking products; expansion of the Company's business; ongoing sales growth; and maintenance of higher accounts receivable levels. The higher accounts receivable levels are partially due to a reduction in master reseller sales as a percentage of total sales and due to changing vendor terms and conditions associated with floor plan financing arrangements of such sales. In 1999, the Company expects its interest expense to increase over comparable periods in 1998 primarily due to the factors described above. Foreign exchange losses decreased by $1.9 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the strengthening of currencies in Latin America as compared to the U.S. dollar.

MANAGEMENT'S DISCUSSION AND ANALYSIS Continued

     The provision for income taxes decreased 39.5% to $22.7 million in the first quarter of 1999 from $37.5 million in the first quarter of 1998, reflecting the 35.0% decrease in the Company's income before income taxes. The Company's effective tax rate was 37.1% in the first quarter of 1999 compared to 39.9% in the first quarter of 1998. The decrease in the effective tax rate was primarily due to tax planning in certain countries as well as the acquisition of ERL, which has a lower effective tax rate compared to the Company's overall effective tax rate.

    In March 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $56.5 million as of the repurchase date for approximately $50.3 million in cash. The debenture repurchase resulted in an extraordinary gain of $3.8 million (net of $2.4 million in income taxes).

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows

    The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, the public sale of 23,200,000 shares of its Class A Common Stock at $18.00 per share in the initial public offering completed in November 1996, and the issuance of the Zero Coupon Convertible Senior Debentures due 2018 in June 1998.

    Net cash provided by operating activities was $628.3 million in the first three months of 1999 as compared to $10.2 million in the first three months of 1999. The increase in cash provided by operating activities was largely attributable to the reduction of trade receivables, excluding acquisitions, for the first three months of 1999 compared to the first three months of 1998, as well as the increase in trade creditor financing of product through the increase in accounts payable, excluding acquisitions, in the first three months of 1999 compared to the first three months of 1998.

    Net cash used by investing activities was $247.6 million in the first three months of 1999 compared to $31.7 million in the first three months of 1998. The increase was due to the Company's commitment to growth through acquisitions as well as the Company's expansion of warehouse and other facilities. In the first three months of 1999, the Company used approximately $222.3 million in cash, net of cash acquired, for the purchase of common stock and warrants of ERL (see Note 6 of the Notes to Consolidated Financial Statements). Mitigating the uses of cash for the first three months of 1999, the Company entered into a sale/leaseback agreement whereby the Company sold its Harrisburg, Pennsylvania, facility to a third party and received approximately $6.9 million in cash.

    Net cash used by financing activities was $373.4 million in the first three months of 1999 compared to net cash provided of $33.4 million in the first three months of 1998. The increase in cash used by financing activities was due to repayments of debt under the revolving credit facilities, repayments of other debt and repurchases of convertible debentures. These repayments were made possible through the Company's management of trade debtors and trade creditors.

MANAGEMENT'S DISCUSSION AND ANALYSIS Continued

    Acquisitions

    In December 1997, the Company completed its purchase of approximately 21% of the outstanding common stock and approximately 19% of an outstanding class of warrants of ERL, a publicly traded electronic components distributor based in Singapore, for approximately $71 million. In January 1999, the Company purchased additional shares from specific shareholders, which brought the Company's total ownership to approximately 39.6%. In January and February 1999, the Company made open market purchases of ERL shares and warrants, and on February 19, 1999 completed a tender offer for the remaining outstanding shares and warrants of ERL. These additional purchases resulted in a 95% ownership of the outstanding common stock and a 95% ownership of the outstanding warrants of ERL. The combined cash consideration paid in 1999 was approximately $232 million.

    Capital Resources

     The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion. Under the credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the Company's ability to pay dividends. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At April 3, 1999, the Company had $663.9 million in outstanding borrowings under the credit facilities.

    The Company has an arrangement with a trust pursuant to which certain U.S. trade accounts receivable of the Company are transferred to the trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and a variable rate certificate to support a commercial paper program. At April 3, 1999, the amount of medium-term certificates outstanding totaled $75 million and the amount of commercial paper outstanding totaled $25 million. In addition, the Company has certain other facilities relating to accounts receivable in Europe. Under these programs, the Company has sold approximately $72 million of receivables resulting in a reduction of trade accounts receivable and debt on the Company's Consolidated Balance Sheet at April 3, 1999. The Company believes that there are sufficient trade accounts receivable to support the outstanding medium-term certificates as well as the commercial paper program and European facilities.

    On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. The Company has subsequently registered the resale of these debentures with the SEC. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company's Class A Common Stock at a rate of
5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. In March 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $56.5 million as of the repurchase date for approximately $50.3 million in cash. The debenture repurchase resulted in an extraordinary gain of $3.8 million (net of $2.4 million in income taxes).

    The debentures are currently convertible into approximately 6.4 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008, and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of the redemption. In the event of a repurchase at the option of the holder (other than upon a Fundamental Change), the Company may, at its option, satisfy the redemption in cash or Class A Common Stock, or any combination thereof. In the case of any such repurchase as of June 9, 2001, the Company may elect, in lieu of the payment of cash or Class A Common Stock, to satisfy the redemption in new Zero Coupon Convertible Senior Debentures due 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS Continued

EURO CONVERSION

    On January 1, 1999, a single currency called the euro was introduced in Europe. Eleven of the 15 member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has implemented plans to address the issues raised by the euro currency conversion. These plans include, among others, the need to adapt computer information systems and business processes and equipment to accommodate euro-denominated transactions; the need to analyze the legal and contractual implications on contracts; and the ability of the Company's customers and vendors to accommodate euro-denominated transactions on a timely basis. Since the implementation of the euro on January 1, 1999, the Company has experienced improved efficiencies in its cash management program in Europe as all intracompany transactions within participating countries are conducted in euros. In addition, the Company has reduced hedging activities in Europe for transactions conducted between euro participating countries. Since the Company's information systems and processes generally accommodate multiple currencies, the Company anticipates that modifications to its information systems, equipment and processes will be made on a timely basis and does not expect any failures which would have a material adverse effect on the Company's financial position or results of operations or that the costs of such modifications will have a material effect on the Company's financial position or results of operations. The Company has not experienced any material adverse effects on its financial position or results of operations in connection with the January 1, 1999 first stage conversion.

YEAR 2000 MATTERS

    Introduction. The Company's Year 2000 ("Y2K") readiness issues are broad and complex. As is the case with many computer software systems, some of the Company's systems use two-digit data fields that recognize dates using the assumption that the first two digits are "19" (i.e., the number "99" is recognized as the year "1999"). Therefore, the Company's date-critical functions relating to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, merchandise planning and replenishment, facilities, and financial systems, may be severely affected unless changes are made to these systems.

    State of Readiness. With the assistance of an outside consultant, the Company commenced a review of its internal information technology ("IT") systems to identify applications that are not Y2K ready and to assess the impact of the Y2K problem. The Company has developed an overall plan to modify its internal systems to be Y2K ready. In addition, the Company formed a Y2K Global Project Team to provide global oversight to the Company's Y2K readiness activities in the IT and non-IT areas, the assessment of Y2K risks in connection with third-party relationships and the development of contingency plans.

    The Company's Y2K plan is divided into three major sections: IT systems, non-IT systems ("Non-IT Systems"), and Y2K interfaces with material third parties. The broad phases of the plan are generally common to all three sections. The phases consist of: (1) inventorying potential Y2K sensitive items,
(2) assigning priorities to identified items, (3) assessing the Y2K readiness of items determined to be material to the Company, (4) repairing or replacing material items that are determined not to be Y2K ready ("remediation"), (5) testing material items and/or certification of Y2K readiness, i.e., validation and written confirmation that the process, activity or component can properly process a date beyond December 31, 1999 as it does earlier dates and (6) designing and implementing contingency and business continuation plans for the Company.

    Please refer to "--Contingency Planning and Risks" regarding the Company's progress for its Y2K plan with respect to ERL, which became a subsidiary of the Company in February 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS Continued

    Information Technology Systems. The Company has completed an inventory and technical assessment (with the exception of personal computers, which are assessed and remediated in a single step) of all of its global hardware, operating systems, software (including business applications, but excluding desktop software such as office tools) and electronic interfaces that were in operation by the end of December 1998 ("IT Systems") for Y2K remediation. With the exception of the Company's recently acquired German subsidiary, Macrotron, the Company has completed remediation and unit testing or upgrading/replacement of the mainframe part of its IT Systems, and anticipates that it will complete the remediation, unit testing and/or upgrading/replacement process on the balance of its IT Systems, which includes client servers and personal computers, in the second quarter of 1999. As a result of the Company's continued integration and consolidation of the Macrotron facilities, the Company anticipates that the second-quarter 1999 target date for remediation and unit testing or upgrading/replacement of Macrotron's IT Systems will be extended by two months. The Company anticipates that it will complete system and century testing and certification of Y2K readiness of all of its IT Systems in the third quarter of 1999.

    The Company uses different test methodologies for different phases: (1) unit testing is used to verify that the individually changed components function properly at the unit level, (2) system/integration testing is used to verify that all changed components function as a complete system, (3) regression testing is used to verify that changes made for Y2K readiness do not impact any other functions within the IT system, and (4) century testing, i.e., simulating the transition to January 1, 2000, is used to validate that the entire IT system will function on or after such date.

    With respect to desktop software on the Company's personal computers, the Company provided to its associates before the end of 1998 a list of Y2K ready versions of software. Associates were advised that if they have non-Y2K ready versions of software on their personal computers, they must request upgrades to Y2K ready versions of software. The Company is providing the necessary IT support to upgrade associates' personal computers and is periodically reminding associates to assure that the necessary upgrades occur and to make appropriate adjustments to date-sensitive databases or programs.

    Non-Information Technology Systems. The Non-IT Systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, escalators, conveyors and sensors; building systems; and other items containing a microprocessor or an internal clock such as hand-held computers used to assist with inventory control, electric power distribution systems and vaults. The Company has completed a global inventory and assessment of its Non-IT Systems. The Company's plan provides that by the end of the second quarter of 1999, all Non-IT Systems that are deemed business-critical will either (a) have written certifications that they are Y2K ready (e.g., confirmations from manufacturers that the product is not impacted by the Y2K date transition or will continue to operate on and after January 1, 2000 just as it did prior to such date) or (b) have been replaced and/or modified to be Y2K ready.

    Y2K Interfaces with Material Third Parties. The Company has completed an inventory of third parties (including, among other things, domestic and international suppliers and vendors, financial service providers and transportation and other logistics providers) whose Y2K noncompliance could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company has sent questionnaires to all such third parties in order to determine their current Y2K status, tracking responses to these questionnaires and using such responses towards contingency plan development. The Company anticipates that it will have completed such assessment and inquiry by the end of the second quarter of 1999. Follow up inquiries, where appropriate, are planned throughout the remainder of 1999.

    Costs to Address Y2K Readiness. The Company has incurred approximately $5.8 million to date on Y2K readiness efforts (excluding compensation and benefit costs for associates who do not work full time on the Y2K project and costs of systems upgrades that would normally have been made on a similar timetable) with respect to IT Systems and anticipates that its total expenditures will not exceed $10 million. However, such amount does not reflect costs for upgrades to servers, personal computers, communications equipment and Non-IT Systems on a global basis as a result of potential new acquisitions and/or business relationships throughout the remainder of 1999 as the scope of this cost will not be known until the Company has completed technical assessment of all of these areas. Although there are opportunity costs and some diversion of human resources to the Company's Y2K readiness efforts, management believes that no significant IT projects have been deferred or accelerated due to this effort.

MANAGEMENT'S DISCUSSION AND ANALYSIS Continued

    Contingency Planning and Risks. The Y2K Global Project Team is responsible for the development of a global contingency plan to address the Company's at-risk business functions as a result of Y2K issues. The Company anticipates that development of such a global contingency plan will be completed in the second quarter of 1999. In the normal course of business, the Company maintains and deploys contingency plans designed to address various other potential business interruptions. For example, the Company has the capability in the United States to automatically reroute incoming telephone calls, such as from its Santa Ana (West Coast sales) facility to its Buffalo (East Coast sales) facility, and the ability to reroute warehouse shipping from one U.S. location to another location. Although these plans are not Y2K-specific, they may be applicable to address limited Y2K failures or interruption of support provided by some third parties resulting from their failure to be Y2K ready.

    The Company's global IT and Non-IT operations are highly centralized in the United States. The Company's strategy with respect to Y2K readiness is to resolve its Y2K issues from a global perspective first through its U.S. operations. For example, the Company's core enterprise system, IMpulse, is based in the U.S. but operates globally. Remediation of this system is effective across the Company's entire operations. However, the Company may continue to experience risks with respect to new acquisitions where new management may not be as familiar with the Company's computer systems (although the Company strives to convert newly acquired operations to IMpulse as soon as possible), or the existing associates may not be familiar with the Company's Y2K plan. For example, the Company completed an unconditional tender offer for ERL's shares and warrants on February 19, 1999. The Company currently believes that it will complete the various stages with respect to IT Systems, Non-IT Systems and Y2K interfaces with material third parties in the ERL organization approximately two months later than the target dates set forth above. A similar extension of approximately two months of the target dates for the remediation and unit testing or upgrading/replacement of IT Systems for the Company's recently acquired Macrotron organization in Germany is anticipated.

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

NEW ACCOUNTING STANDARDS

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

CAUTIONARY STATEMENTS FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The matters in this Form 10-Q that are forward-looking statements are based on current management expectations that involve certain risks, including without limitation: the potential decline as well as seasonal variations in demand for the Company's products; the potential termination of a supply agreement with a major supplier; continued pricing and margin pressures; product supply shortages; rapid product improvement and technological changes, and resulting obsolescence risks; unavailability of adequate capital; the impact on management of growth and acquisitions; foreign currency fluctuations; the failure to achieve substantial Year 2000 readiness; and reliability of information systems. For further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99.01 of the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1999; other risks or uncertainties may be detailed from time to time in the Company's future SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            No.              Description
           -----             -----------
           10.44             Agreement with Sanat K. Dutta dated April 1, 1999

           27                Financial Data Schedule


        (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the thirteen weeks ended April 3, 1999.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INGRAM MICRO INC.


                                       By: /s/ Michael J. Grainger
                                           ------------------------------------
                                       Name:   Michael J. Grainger
                                       Title:  Executive Vice President and
                                               Worldwide Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

May 18, 1999