Form 10-Q
period 1999-07-03
INGRAM MICRO INC
filed 1999-08-17
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999
                                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant had 69,864,853 shares of Class A Common Stock, par value $.01 per share, and 73,098,364 shares of Class B Common Stock, par value $.01 per share, outstanding at July 3, 1999.

                                INGRAM MICRO INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                                                                 Pages
                                                                                                 -----
           Consolidated Balance Sheet at July 3, 1999 and January 2, 1999                            3
           Consolidated Statement of Income for the thirteen weeks and twenty-six weeks
                ended July 3, 1999 and July 4, 1998                                                  4
           Consolidated Statement of Cash Flows for the twenty-six weeks ended
                July 3, 1999 and July 4, 1998                                                        5
           Notes to Consolidated Financial Statements                                             6-10

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                             11-19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               19


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                                        20

Item 2.    Changes in Securities and Use of Proceeds                                                20

Item 3.    Defaults Upon Senior Securities                                                          20

Item 4.    Submission of Matters to a Vote of Security Holders                                   20-21

Item 5.    Other Information                                                                        21

Item 6.    Exhibits and Reports on Form 8-K                                                         21

Signatures                                                                                          21

                          PART I. FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

                                                                                   JULY 3,         JANUARY 2,
                                                                                    1999             1999
                                                                                 -----------      -----------
                                                                                 (UNAUDITED)
ASSETS
    Current assets:
      Cash                                                                       $   142,500      $    96,682
      Trade accounts receivable (less allowances of $64,674 and
           $55,904 at July 3, 1999 and January 2, 1999, respectively)              2,664,804        2,562,050
      Inventories                                                                  2,848,583        3,094,227
      Other current assets                                                           309,267          278,591
                                                                                 -----------      -----------
         Total current assets                                                      5,965,154        6,031,550

    Property and equipment, net                                                      280,533          254,718
    Goodwill, net                                                                    439,265          232,112
    Other                                                                            307,260          215,024
                                                                                 -----------      -----------
         Total assets                                                            $ 6,992,212      $ 6,733,404
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                           $ 3,589,572      $ 3,306,045
      Accrued expenses                                                               296,238          254,627
      Current maturities of long-term debt                                            29,480           38,978
                                                                                 -----------      -----------
         Total current liabilities                                                 3,915,290        3,599,650

    Convertible debentures                                                           428,639          473,475
    Other long-term debt                                                             926,006        1,208,003
    Other                                                                             56,404           45,205
                                                                                 -----------      -----------
         Total liabilities                                                         5,326,339        5,326,333
                                                                                 -----------      -----------

    Commitments and contingencies
    Redeemable Class B Common Stock                                                    3,837            7,814
                                                                                 -----------      -----------

    Stockholders' equity:
      Preferred Stock, $0.01 par value, 1,000,000 shares
           authorized; no shares issued and outstanding                                   --               --
      Class A Common Stock, $0.01 par value, 265,000,000 shares
           authorized; 69,864,853 and 66,520,715 shares issued
           and outstanding at July 3, 1999 and January 2, 1999, respectively             699              665
      Class B Common Stock, $0.01 par value, 135,000,000
           shares authorized; 73,646,489 and 75,459,710 shares issued and outstanding (including 548,125 and 1,116,250 redeemable shares)
           at July 3, 1999 and January 2, 1999, respectively                             731              743
      Additional paid in capital                                                     622,348          591,235
      Retained earnings                                                              904,209          811,616
      Accumulated other comprehensive income (loss)                                  134,087           (4,914)
      Unearned compensation                                                              (38)             (88)
                                                                                 -----------      -----------
         Total stockholders' equity                                                1,662,036        1,399,257
                                                                                 -----------      -----------
         Total liabilities and stockholders' equity                              $ 6,992,212      $ 6,733,404
                                                                                 ===========      ===========


        See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                         -----------------------------     -----------------------------
                                                            JULY 3,          JULY 4,         JULY 3,          JULY 4,
                                                             1999             1998             1999             1998
                                                         ------------     ------------     ------------     ------------
Net sales                                                $  6,804,813     $  4,956,121     $ 13,530,088     $ 10,106,209

Cost of sales                                               6,436,985        4,640,639       12,803,006        9,460,817
                                                         ------------     ------------     ------------     ------------

Gross profit                                                  367,828          315,482          727,082          645,392

Expenses:
       Selling, general and administrative                    258,175          204,884          525,684          418,670
       Reorganization costs                                     2,050               --            8,284               --
                                                         ------------     ------------     ------------     ------------
                                                              260,225          204,884          533,968          418,670
                                                         ------------     ------------     ------------     ------------

Income from operations                                        107,603          110,598          193,114          226,722

Other (income) expense:
       Interest income                                         (1,336)          (1,393)          (2,655)          (2,806)
       Interest expense                                        25,642           15,896           50,866           35,136
       Net foreign currency exchange loss                         948            1,219              624            2,794
       Other                                                    2,731            2,259            3,514            4,971
                                                         ------------     ------------     ------------     ------------
                                                               27,985           17,981           52,349           40,095
                                                         ------------     ------------     ------------     ------------

Income before income taxes                                     79,618           92,617          140,765          186,627

Provision for income taxes                                     29,279           36,992           51,950           74,466
                                                         ------------     ------------     ------------     ------------

Income before extraordinary item                               50,339           55,625           88,815          112,161

Extraordinary gain on repurchase
       of debentures, net of $2,405 in income taxes                --               --            3,778               --
                                                         ------------     ------------     ------------     ------------

Net income                                               $     50,339     $     55,625     $     92,593     $    112,161
                                                         ============     ============     ============     ============

Basic earnings per share:
       Income before extraordinary item                  $       0.35     $       0.40     $       0.62     $       0.81
       Extraordinary gain on repurchase of debentures              --               --             0.03               --
                                                         ------------     ------------     ------------     ------------
       Net income                                        $       0.35     $       0.40     $       0.65     $       0.81
                                                         ============     ============     ============     ============

Diluted earnings per share:
       Income before extraordinary item                  $       0.34     $       0.37     $       0.60     $       0.75
       Extraordinary gain on repurchase of debentures              --               --             0.03               --
                                                         ------------     ------------     ------------     ------------
       Net income                                        $       0.34     $       0.37     $       0.63     $       0.75
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

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000S)
                                   (UNAUDITED)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                    -----------------------
                                                                                     JULY 3,        JULY 4,
                                                                                      1999          1998
                                                                                    ---------     ---------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income                                                                      $  92,593     $ 112,161
    Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation                                                                     35,262        26,121
      Amortization of goodwill                                                         10,252         4,162
      Deferred income taxes                                                            (9,456)           89
      Gain on repurchase of debentures                                                 (3,778)           --
      Noncash interest charge                                                          12,178         1,738
      Noncash compensation charge                                                       1,018         2,294
    Changes in operating assets and liabilities,
      net of effects of acquisitions:
      Trade accounts receivable                                                       140,855      (216,068)
      Inventories                                                                     322,125       519,422
      Other current assets                                                            (22,784)       18,252
      Accounts payable                                                                132,020      (266,536)
      Accrued expenses                                                                 44,838       (47,495)
                                                                                    ---------     ---------
         Cash provided by operating activities                                        755,123       154,140
                                                                                    ---------     ---------

CASH (USED) PROVIDED BY INVESTING ACTIVITIES:
    Purchases of property and equipment                                               (57,819)      (59,967)
    Proceeds from sale of property and equipment                                        7,652            --
    Acquisitions, net of cash acquired                                               (227,019)       (8,085)
    Other                                                                              (3,136)       (4,403)
                                                                                    ---------     ---------
         Cash used by investing activities                                           (280,322)      (72,455)
                                                                                    ---------     ---------

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
    Redemption of Redeemable Class B Common Stock                                         (70)         (335)
    Exercise of stock options including tax benefits                                   12,187        39,673
    Proceeds from issuance of convertible debentures                                       --       449,604
    Repurchase of convertible debentures                                              (50,321)           --
    (Repayments) proceeds of debt                                                      (5,821)       10,816
    Net repayments under revolving credit facilities                                 (379,323)     (559,976)
                                                                                    ---------     ---------
         Cash used by financing activities                                           (423,348)      (60,218)
                                                                                    ---------     ---------

Effect of exchange rate changes on cash                                                (5,635)         (278)
                                                                                    ---------     ---------
Increase in cash                                                                       45,818        21,189

Cash, beginning of period                                                              96,682        92,212
                                                                                    ---------     ---------
Cash, end of period                                                                 $ 142,500     $ 113,401
                                                                                    =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
    Interest                                                                        $  50,782     $  35,489
    Income taxes                                                                       42,422        69,539


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

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments necessary to present fairly the financial position of the Company and its wholly-owned and majority-owned subsidiaries as of July 3, 1999, their results of operations for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998 and their cash flows for the twenty-six weeks ended July 3, 1999 and July 4, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirteen and twenty-six week periods ended July 3, 1999 may not be indicative of the results of operations that can be expected for the full year.

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

        The composition of Basic EPS and Diluted EPS is as follows:

                                                                       THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                  ----------------------------      -----------------------------
                                                                    JULY 3,           JULY 4,         JULY 3,           JULY 4,
                                                                     1999              1998             1999             1998
                                                                  -----------      -----------      -----------      ------------

Net income before extraordinary item                              $    50,339      $    55,625      $    88,815      $    112,161
                                                                  ===========      ===========      ===========      ============

Weighted average shares                                           143,120,896      138,898,854      142,938,040       138,154,012
                                                                  ===========      ===========      ===========      ============

Basic earnings per share before extraordinary item                $      0.35      $      0.40      $      0.62      $       0.81
                                                                  ===========      ===========      ===========      ============

Weighted average shares including the dilutive effect of
    stock options (4,945,912 and 11,021,954 for the 13 weeks
    ended July 3, 1999 and July 4, 1998, respectively, and
    5,188,158 and 10,902,854 for the 26 weeks ended
    July 3, 1999 and July 4, 1998, respectively)                  148,066,808      149,920,808      148,126,198       149,056,866
                                                                  ===========      ===========      ===========      ============

Diluted earnings per share before extraordinary item              $      0.34      $      0.37      $      0.60      $       0.75
                                                                  ===========      ===========      ===========      ============

      At July 3, 1999, there was $428,639 in Zero Coupon Convertible Senior Debentures that were convertible into 6,427,721 shares of Class A Common Stock. For the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively, these potential shares were excluded from the computation of Diluted EPS because their effect would be antidilutive. Additionally, there were approximately 3,226,433 and 83,892 options for the thirteen and twenty-six weeks ended

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


July 3, 1999 and July 4, 1998, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

NOTE 3 - COMPREHENSIVE INCOME

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

       The components of accumulated other comprehensive income (loss) are as follows:

                                                     FOREIGN              UNREALIZED             ACCUMULATED
                                                     CURRENCY              GAIN ON                  OTHER
                                                   TRANSLATION          AVAILABLE FOR           COMPREHENSIVE
                                                    ADJUSTMENT         SALE SECURITIES          INCOME (LOSS)
                                                  --------------      ------------------      -----------------
       Balance at January 3, 1998                 $      (14,236)     $                -      $         (14,236)
           Thirteen week change                           (2,407)                      -                 (2,407)
                                                  --------------      ------------------      -----------------
       Balance at April 4, 1998                          (16,643)                      -                (16,643)
           Thirteen week change                              121                       -                    121
                                                  --------------      ------------------      -----------------
       Balance at July 4, 1998                           (16,522)                      -                (16,522)
           Thirteen week change                            5,359                       -                  5,359
                                                  --------------      ------------------      -----------------
       Balance at October 3, 1998                        (11,163)                      -                (11,163)
           Thirteen week change                             (417)                  6,666                  6,249
                                                  ==============      ==================      =================
       Balance at January 2, 1999                 $      (11,580)     $            6,666      $          (4,914)
                                                  ==============      ==================      =================


                                                     FOREIGN             UNREALIZED             ACCUMULATED
                                                     CURRENCY             GAIN ON                  OTHER
                                                   TRANSLATION         AVAILABLE FOR           COMPREHENSIVE
                                                    ADJUSTMENT        SALE SECURITIES          INCOME (LOSS)
                                                  --------------      ------------------      -----------------
       Balance at January 2, 1999                 $      (11,580)     $            6,666      $          (4,914)
           Thirteen week change                          (16,282)                 61,664                 45,382
                                                  --------------      ------------------      -----------------
       Balance at April 3, 1999                          (27,862)                 68,330                 40,468
           Thirteen week change                           (9,099)                102,718                 93,619
                                                  --------------      ------------------      -----------------
       Balance at July 3, 1999                    $      (36,961)     $          171,048      $         134,087
                                                  ==============      ==================      =================

      Total comprehensive income for the thirteen weeks ended July 3, 1999 and July 4, 1998 was $143,958 and $55,746, respectively. Total comprehensive income for the twenty-six weeks ended July 3, 1999 and July 4, 1998 was $231,594 and $109,875, respectively.

NOTE 4 - EXTRAORDINARY ITEM

      In March 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $56,504 as of the repurchase date for approximately $50,321 in cash. The debenture repurchase resulted in an extraordinary gain of $3,778 (net of $2,405 in income taxes).

NOTE 5 - ACQUISITION

      In January 1999, the Company purchased 44,114,340 shares of Electronic Resources Ltd. ("ERL") common stock from certain shareholders, which increased the Company's ownership to 39.6% from the 21% ownership held in 1998. In accordance with Singapore law, the Company was required to extend a tender offer for the remaining

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

  shares and warrants of ERL as a result of its increased ownership. The Company offered to purchase the remaining outstanding shares and warrants for approximately $1.20 and $0.65 per share and warrant, respectively, during the tender offer period from January 4, 1999 to February 19, 1999. In addition, during January and February 1999, the Company made open market purchases of ERL shares and warrants. As a result of the open market purchases and the tender offer, the Company's ownership in ERL increased to approximately 95%. The aggregate purchase price paid in 1999 for these ERL shares and warrants was approximately $232,010. Prior to 1999, the Company accounted for its investment in ERL under the equity method. Due to the purchase of ERL common stock and warrants in 1999, the Company has accounted for the acquisition of ERL under the purchase method; accordingly, the results of ERL's operations have been combined with those of the Company for the thirteen and twenty-six weeks ended July 3, 1999. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price, including the $71,212 paid in December 1997, over the net assets acquired is approximately $208,120 and is being amortized on a straight-line basis over 30 years. The final allocation of the purchase price may vary as additional information is obtained; accordingly, the final allocations may differ from those used in the unaudited consolidated financial statements included herein.

      In July 1999, the Company purchased an additional 7,956,231 shares of the common stock of Ingram Micro Asia Ltd. (formerly known as ERL) for approximately $9,119 in cash, increasing the Company's ownership position to approximately 98.3%. In addition, the Company commenced an unconditional voluntary take-over offer for the remaining Ingram Micro Asia Ltd. shares and warrants not already owned by the Company.

NOTE 6 - SEGMENT INFORMATION

      Effective in 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations.

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

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


      Financial information by geographic segments is as follows:



                                                    THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                               ------------------------------      ------------------------------
                                                  JULY 3,            JULY 4,          JULY 3,           JULY 4,
                                                   1999               1998             1999              1998
                                               ------------      ------------      ------------      ------------
NET SALES:
     United States
        Sales to unaffiliated customers        $  4,294,687      $  3,478,694      $  8,432,101      $  6,934,781
        Transfers between geographic areas           37,043            36,708            74,460            77,508
     Europe                                       1,600,263         1,011,439         3,347,552         2,186,428
     Other                                          909,863           465,988         1,750,435           985,000
     Eliminations                                   (37,043)          (36,708)          (74,460)          (77,508)
                                               ------------      ------------      ------------      ------------

        Total                                  $  6,804,813      $  4,956,121      $ 13,530,088      $ 10,106,209
                                               ============      ============      ============      ============

INCOME FROM OPERATIONS:
     United States                             $     90,280      $     92,481      $    155,897      $    184,095
     Europe                                           7,932            10,928            18,268            30,426
     Other                                            9,391             7,189            18,949            12,201
                                               ------------      ------------      ------------      ------------

        Total                                  $    107,603      $    110,598      $    193,114      $    226,722
                                               ============      ============      ============      ============

IDENTIFIABLE ASSETS:
     United States                             $  4,295,742      $  3,072,884      $  4,295,742      $  3,072,884
     Europe                                       1,676,245         1,055,961         1,676,245         1,055,961
     Other                                        1,020,225           543,605         1,020,225           543,605
                                               ------------      ------------      ------------      ------------

        Total                                  $  6,992,212      $  4,672,450      $  6,992,212      $  4,672,450
                                               ============      ============      ============      ============

CAPITAL EXPENDITURES:
     United States                             $     21,713      $     29,104      $     42,235      $     52,618
     Europe                                          10,996             2,903            12,156             5,201
     Other                                            2,112               908             3,428             2,148
                                               ------------      ------------      ------------      ------------

        Total                                  $     34,821      $     32,915      $     57,819      $     59,967
                                               ============      ============      ============      ============

DEPRECIATION AND AMORTIZATION:
     United States                             $     13,477      $     10,293      $     26,469      $     20,726
     Europe                                           5,714             2,601            10,318             5,520
     Other                                            4,420             1,987             8,727             4,037
                                               ------------      ------------      ------------      ------------

        Total                                  $     23,611      $     14,881      $     45,514      $     30,283
                                               ============      ============      ============      ============

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


NOTE 7 - REORGANIZATION COSTS

      In February 1999, the Company initiated a plan primarily in the United States to streamline operations and reorganize resources to increase flexibility and service and maximize cost savings and operational efficiencies. This reorganization plan includes instituting several organizational and structural changes, including the closing of the Company's California-based consolidation center and certain other redundant locations, realignment of the Company's sales force and the creation of a product management organization that integrates purchasing, vendor sales, and product marketing functions, as well as a realignment of administrative functions and processes throughout the U.S. organization.

      In connection with the reorganization plan, the Company recorded a charge of $6,234 in the thirteen weeks ended April 3, 1999 related primarily to reorganization efforts in the United States. This reorganization charge included $4,269 in employee termination benefits for approximately 358 employees, $1,519 for closing and consolidation of redundant facilities relating primarily to excess lease costs net of estimated sublease income, and $446 for other costs associated with the reorganization. Additionally, the Company recorded a reorganization charge of $2,050 during the thirteen weeks ended July 3, 1999, in connection with the reorganization of certain of the Company's European operations. This reorganization charge included $1,735 in employee termination benefits for approximately 98 employees and $315 for other costs associated with the reorganization. These initiatives are expected to be largely completed by the end of 1999.

      The reorganization charges and related activity for the twenty-six weeks ended July 3, 1999 are summarized as follows:

                                                                    AMOUNTS PAID
                                                     1999           AND CHARGED                          REMAINING
                                                REORGANIZATION      AGAINST THE                        LIABILITY AT
                                                    CHARGE            LIABILITY      ADJUSTMENTS       JULY 3, 1999
                                               ---------------     -------------     ------------     -------------
       Employee termination benefits           $         6,004     $       5,245     $          -     $         759
       Facility costs                                    1,519                86                -             1,433
       Other costs                                         761               129                -               632
                                               ---------------     -------------     ------------     -------------
           Total                               $         8,284     $       5,460     $          -     $       2,824
                                               ===============     =============     ============     =============

NOTE 8 - NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which will become effective for the Company in fiscal 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

                                               THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                     --------------------------------------      ---------------------------------------
                                          JULY 3,               JULY 4,               JULY 3,               JULY 4,
                                           1999                  1998                  1999                  1998
                                     ----------------      ----------------      ----------------      -----------------
                                                                (DOLLARS IN MILLIONS)
Net sales by geographic region:
United States                        $ 4,295    63.1%      $ 3,479    70.2%      $ 8,432    62.3%      $ 6,935    68.6%
Europe                                 1,600    23.5%        1,011    20.4%        3,348    24.7%        2,186    21.6%
Other international                      910    13.4%          466     9.4%        1,750    13.0%          985     9.8%
                                     -------   -----       -------   -----       -------   -----       -------   -----
   Total                             $ 6,805   100.0%      $ 4,956   100.0%      $13,530   100.0%      $10,106   100.0%
                                     =======   =====       =======   =====       =======   =====       =======   =====

      The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.


                                                                                 PERCENTAGE OF NET SALES
                                                                         ----------------------------------------
                                                                           THIRTEEN WEEKS       TWENTY-SIX WEEKS
                                                                                ENDED                ENDED
                                                                         -----------------     ------------------
                                                                         JULY 3,    JULY 4,    JULY 3,    JULY 4,
                                                                          1999       1998       1999       1998
                                                                         -------    ------     ------     ------
Net sales                                                                100.0%     100.0%     100.0%     100.0%
Cost of sales                                                             94.6%      93.6%      94.6%      93.6%
                                                                         -----      -----      -----      -----
Gross profit                                                               5.4%       6.4%       5.4%       6.4%
Expenses:
      SG&A expenses                                                        3.8%       4.1%       3.9%       4.1%
      Reorganization costs                                                 0.0%        --        0.1%        --
                                                                         -----      -----      -----      -----
Income from operations                                                     1.6%       2.3%       1.4%       2.3%
Other expense, net                                                         0.4%       0.4%       0.4%       0.4%
                                                                         -----      -----      -----      -----
Income before income taxes                                                 1.2%       1.9%       1.0%       1.9%
Provision for income taxes                                                 0.5%       0.8%       0.4%       0.8%
                                                                         -----      -----      -----      -----
Income before extraordinary item                                           0.7%       1.1%       0.6%       1.1%
Extraordinary gain on repurchase of debentures, net of income tax           --         --        0.0%        --
                                                                         -----      -----      -----      -----
Net income                                                                 0.7%       1.1%       0.6%       1.1%
                                                                         =====      =====      =====      =====


THIRTEEN WEEKS ENDED JULY 3, 1999 COMPARED TO THIRTEEN WEEKS ENDED JULY 4, 1998

      Consolidated net sales increased 37.3% to $6.80 billion in the second quarter of 1999 from $4.96 billion in the second quarter of 1998. The increase in worldwide net sales was primarily attributable to the addition of new customers, increased sales to the existing customer base, expansion of the Company's product offerings, growth in the computer-based technology products and services industry in general, the July 1998 acquisition of Munich, Germany-based Macrotron AG ("Macrotron"), and the consolidation of ERL resulting from the Company's increased ownership position in ERL (the "ERL Acquisition" - See Note 5 of Notes to Consolidated Financial Statements).

      Net sales from U.S. operations increased 23.5% to $4.29 billion in the second quarter of 1999 from $3.48 billion in the second quarter of 1998 primarily due to growth of the Company's ongoing business. Net sales from European operations increased 58.2% to $1.60 billion in the second quarter of 1999 from $1.01 billion in the second quarter of 1998 primarily due to the July 1998 acquisition of Macrotron and the overall growth in the Company's

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

existing European operations. Other net sales increased 95.3% to $909.9 million in the second quarter of 1999 from $466.0 million in the second quarter of 1998 primarily due to the ERL Acquisition in January 1999 as well as growth in the Company's Canadian operations.

     Gross profit, as a percentage of net sales, decreased to 5.4% in the second quarter of 1999 from 6.4% in the second quarter of 1998. The decrease was largely attributable to significant competitive pricing pressures experienced primarily in the U.S. and larger countries in Europe combined with changes in supplier terms and conditions. The Company expects this to continue for the foreseeable future.

      Total SG&A expenses, excluding reorganization costs, increased 26.0% to $258.2 million in the second quarter of 1999 from $204.9 million in the second quarter of 1998, but decreased as a percentage of net sales to 3.8% in the second quarter of 1999 from 4.1% in the second quarter of 1998. The increase in SG&A expenses was attributable to the acquisitions of ERL in January 1999 and Macrotron in July 1998 as well as the increased expenses required to support the expansion of the Company's business. Expenses related to expansion consists of incremental personnel and support costs, lease expense related to new operating facilities, and the expenses associated with the development and maintenance of information systems. The overall decrease in SG&A expenses as a percentage of net sales is attributable to economies of scale from greater sales volume, the reorganization efforts during 1999 and continued cost-control measures.

      In the second quarter of 1999, the Company recorded a reorganization charge of approximately $2.0 million in connection with the reorganization of certain of the Company's European operations. This reorganization charge included approximately $1.7 million in employee termination benefits for approximately 98 employees and $0.3 million for other costs associated with the reorganization. Based upon the Company's reorganization efforts and continued cost control measures, the Company expects its SG&A expenses to remain below 4.0% of consolidated net sales for the foreseeable future. However, any significant decline in future sales growth rates or significant changes in the business or industry in which the Company operates could impact this trend.

       Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 1.6% in the second quarter of 1999 from 2.3% in the second quarter of 1998. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the significant decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 2.1% in the second quarter of 1999 from 2.7% in the second quarter of 1998. European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.6% in the second quarter of 1999 from 1.1% in the second quarter of 1998. For geographic regions outside the United States and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.0% in the second quarter of 1999 from 1.5% in the second quarter of 1998. Income from operations, including reorganization costs, as a percentage of net sales decreased to 1.6% in the second quarter of 1999 from 2.3% in the second quarter of 1998.

      Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 55.6% to $28.0 million in the second quarter of 1999 from $18.0 million in the second quarter of 1998. Other expense, net, remained constant as a percentage of net sales at 0.4% for the second quarters of 1999 and 1998. Interest expense grew as a result of increased borrowings to finance the ERL and Macrotron acquisitions; the investment in SOFTBANK Corp ("Softbank"), Japan's largest distributor of software, peripherals and networking products; expansion of the Company's business; and ongoing sales growth. In 1999, the Company expects its interest expense to increase over comparable periods in 1998 primarily due to the factors described above. Foreign exchange losses decreased by $0.3 million in the second quarter of 1999 compared to the second quarter of 1998 primarily due to the strengthening of currencies in Latin America as compared to the U.S. dollar.

       The provision for income taxes decreased 20.9% to $29.3 million in the second quarter of 1999 from $37.0 million in the second quarter of 1998, reflecting the 14.0% decrease in the Company's income before income taxes. The Company's effective tax rate was 36.8% in the second quarter of 1999 compared to 39.9% in the second quarter of 1998. The decrease in the effective tax rate was primarily due to tax planning in certain countries as well as the

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

acquisition of ERL, which has a lower effective tax rate compared to the Company's overall effective tax rate.

TWENTY-SIX WEEKS ENDED JULY 3, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 4, 1998

      Consolidated net sales increased 33.9% to $13.53 billion in the first half of 1999 from $10.11 billion in the first half of 1998. The increase in worldwide net sales was primarily attributable to the same factors summarized in the discussion of net sales for the thirteen weeks ended July 3, 1999 and July 4, 1998.

      Net sales from U.S. operations increased 21.6% to $8.43 billion in the first half of 1999 from $6.93 billion in the first half of 1998 primarily due to growth of the Company's ongoing business. Net sales from European operations increased 53.1% to $3.35 billion in the first half of 1999 from $2.19 billion in the first half of 1998 primarily due to the July 1998 acquisition of Macrotron and the overall growth in the Company's existing European operations. Other net sales increased 77.7% to $1.75 billion in the first half of 1999 from $985.0 million in the first half of 1998 primarily due to the ERL Acquisition in January 1999 as well as growth in the Company's Canadian operations.

      Gross profit, as a percentage of net sales, decreased to 5.4% in the first half of 1999 from 6.4% in the first half of 1998. The decrease was largely attributable to the same factors summarized in the discussion of gross profit for the thirteen weeks ended July 3, 1999 and July 4, 1998.

      Total SG&A expenses, excluding reorganization costs, increased 25.6% to $525.7 million in the first half of 1999 from $418.7 million in the first half of 1998, but decreased as a percentage of net sales to 3.9% in the first half of 1999 from 4.1% in the first half of 1998. The change in SG&A expenses in dollar terms and as a percentage of net sales was largely attributable to the same factors summarized in the discussion of SG&A expenses for the thirteen weeks ended July 3, 1999 and July 4, 1998.

      In February 1999, the Company initiated a plan, primarily in the United States, but also in Europe, to streamline operations and reorganize resources to increase flexibility and service and maximize cost savings and operational efficiencies. This reorganization plan included instituting several organizational and structural changes, including the closing of the Company's California-based consolidation center and certain other redundant locations, realignment of the Company's sales force and the creation of a product management organization that integrates purchasing, vendor sales, and product marketing functions, as well as a realignment of administrative functions and processes throughout the United States organization.

      In connection with the reorganization plan, the Company recorded a charge of approximately $8.3 million in the twenty-six weeks ended July 3, 1999. This reorganization charge included approximately $6.0 million in employee termination benefits for approximately 456 employees, $1.5 million for closing and consolidation of redundant facilities primarily relating to excess lease costs net of estimated sublease income, and $0.8 million for other costs associated with the reorganization (See Note 7 to Notes to Consolidated Financial Statements). These charges related primarily to the reorganization efforts in the United States operations as well as certain countries within the European operations. Based upon these changes and continued cost control measures, the Company expects its SG&A expenses to remain below 4.0% of consolidated net sales for the foreseeable future. However, any significant decline in future sales growth rates or significant changes in the business or industry in which the Company operates could impact this trend.

      Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 1.5% in the first half of 1999 from 2.3% in the first half of 1998. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the significant decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.9% in the first half of 1999 from 2.7% in the first half of 1998. European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.6% in the first half of 1999 from 1.4% in the first half of 1998. For geographic regions outside the United States and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.1% in the first half of 1999 from 1.2% in the first half of 1998. Income from operations, including reorganization costs, as a percentage of net sales decreased to 1.4% in the first half of 1999 from 2.3% in the first half of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

      Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 30.6% to $52.3 million in the first half of 1999 from $40.1 million in the first half of 1998. Other expense, net, remained constant as a percentage of net sales at 0.4% for the first half of 1999 and 1998. Interest expense grew primarily due to the same factors summarized in the discussion of other expense, net, for the thirteen weeks ended July 3, 1999 and July 4, 1998. Foreign exchange losses decreased by $2.2 million in the first half of 1999 compared to the first half of 1998 primarily due to the strengthening of currencies in Latin America as compared to the U.S. dollar.

      The provision for income taxes decreased 30.2% to $52.0 million in the first half of 1999 from $74.5 million in the first half of 1998, reflecting the 24.6% decrease in the Company's income before income taxes. The Company's effective tax rate was 36.9% in the first half of 1999 compared to 39.9% in the first half of 1998. The decrease in the effective tax rate was primarily due to tax planning in certain countries as well as the acquisition of ERL, which has a lower effective tax rate compared to the Company's overall effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows

      The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, the public sale of 23,200,000 shares of its Class A Common Stock at $18.00 per share in the initial public offering completed in November 1996, and the issuance of the Zero Coupon Convertible Senior Debentures in June 1998.

      Net cash provided by operating activities was $755.1 million in the first six months of 1999 as compared to $154.1 million in the first six months of 1998. The increase in cash provided by operating activities was largely attributable to the reduction of trade receivables, excluding acquisitions, for the first six months of 1999 compared to the first six months of 1998, as well as the increase in trade creditor financing of product through the increase in accounts payable, excluding acquisitions, in the first six months of 1999 compared to the first six months of 1998.

      Net cash used by investing activities was $280.3 million in the first six months of 1999 compared to $72.5 million in the first six months of 1998. The increase was primarily due to the Company's acquisition of ERL and the expansion of warehouse and other facilities. In the first six months of 1999, the Company used approximately $227.0 million in cash, net of cash acquired, primarily for the purchase of common stock and warrants of ERL (see Note 5 of the Notes to Consolidated Financial Statements).

      Net cash used by financing activities was $423.3 million in the first six months of 1999 compared to $60.2 million in the first six months of 1998. The increase in cash used by financing activities was due to repayments of

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

debt under the revolving credit facilities through the management of trade debtors and creditors, repayments of other debt and repurchases of convertible debentures.

      Acquisitions

      In December 1997, the Company completed its purchase of approximately 21% of the outstanding common stock and approximately 19% of an outstanding class of warrants of ERL, a publicly traded electronic components distributor based in Singapore, for approximately $71 million. In January 1999, the Company purchased additional shares from specific shareholders, which brought the Company's total ownership to approximately 39.6%. In January and February 1999, the Company made open market purchases of ERL shares and warrants, and on February 19, 1999 completed a tender offer for the remaining outstanding shares and warrants of ERL. These additional purchases resulted in a 95% ownership of the outstanding common stock and a 95% ownership of the outstanding warrants of ERL. The total cash paid for these purchases during 1999 was approximately $232 million.

      In July 1999, the Company purchased an additional 7,956,231 shares of the common stock of Ingram Micro Asia Ltd. (formerly known as ERL) for approximately $9 million in cash, increasing the Company's ownership position to approximately 98.3%. On July 14, 1999, the Company commenced an unconditional voluntary take-over offer for the remaining Ingram Micro Asia Ltd. shares and warrants not already owned by the Company.

      Capital Resources

      The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion. Under the credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the Company's ability to pay dividends. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At July 3, 1999, the Company had $604.9 million in outstanding borrowings under these credit facilities.

      The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates (which results in a reduction of trade accounts receivable and debt on the Company's Consolidated Balance Sheet) and a variable rate certificate to support a commercial paper program. At July 3, 1999 and January 2, 1999, the amount of medium-term certificates outstanding totaled $75 million and $100 million, respectively, and the amount of commercial paper outstanding totaled $130 million and $150 million, respectively. In addition, the Company has certain other facilities relating to accounts receivable in Europe beginning in 1999. Under these programs, the Company has sold approximately $66 million of receivables resulting in a reduction of trade accounts receivable and debt on the Company's Consolidated Balance Sheet at July 3, 1999. The Company believes that there are sufficient trade accounts receivable to support the outstanding medium-term certificates as well as the commercial paper program and European facilities.

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

      The debentures are currently convertible into approximately 6.4 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008, and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of the redemption. In the event of a repurchase at the option of the holder (other than upon a Fundamental Change), the Company may, at its

Management's Discussion And Analysis Continued


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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


respect to ERL, which became a subsidiary of the Company in February 1999.

      Information Technology Systems. The Company has completed an inventory and technical assessment (with the exception of personal computers, which are assessed and remediated in a single step) of all of its global hardware, operating systems, software (including business applications, but excluding desktop software such as office tools) and electronic interfaces that were in operation by the end of December 1998 ("IT Systems") for Y2K remediation. With the exception of the Company's recently acquired German subsidiary, Macrotron, the Company has completed remediation and unit testing or upgrading/replacement of its IT Systems in the second quarter of 1999. As a result of the Company's continued integration and consolidation of the Macrotron facilities, the Company anticipates that the second-quarter 1999 completion date for remediation and unit testing or upgrading/replacement of Macrotron's IT Systems will be extended by two months. With the exception of Macrotron and ERL, the Company has completed system and century testing and certification of Y2K readiness of all of its IT Systems in the second quarter of 1999. All systems or systems enhancements implemented since December 1998 have been developed as Y2K ready and do not require remediation. However, all are subjected to Y2K unit and century testing.

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

      With respect to desktop software on the Company's personal computers, the Company provided to its associates before the end of 1998 a list of Y2K ready versions of software. Associates were advised that if they have non-Y2K ready versions of software on their personal computers, they must request upgrades to Y2K ready versions of software. The Company has provided the necessary IT support to upgrade associates' personal computers and is periodically reminding associates to assure that the necessary upgrades occur and to make appropriate adjustments to date-sensitive databases or programs.

      Non-Information Technology Systems. The Non-IT Systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, escalators, conveyors and sensors; building systems; and other items containing a microprocessor or an internal clock such as hand-held computers used to assist with inventory control, electric power distribution systems and vaults. The Company has completed a global inventory and assessment of its Non-IT Systems. All Non-IT Systems that are deemed business-critical either (a) have written certifications that they are Y2K ready (e.g., confirmations from manufacturers that the product is not impacted by the Y2K date transition or will continue to operate on and after January 1, 2000 just as it did prior to such date) or (b) have been replaced and/or modified to be Y2K ready by the end of the second quarter of 1999.

      Y2K Interfaces with Material Third Parties. The Company has completed an inventory of third parties (including, among other things, domestic and international suppliers and vendors, financial service providers and transportation and other logistics providers) whose Y2K noncompliance could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company has sent questionnaires to all such third parties in order to determine their current Y2K status, tracking responses to these questionnaires and using such responses towards contingency plan development. The Company has completed such assessment and inquiry. Follow up inquiries, where appropriate, are planned throughout the remainder of 1999.

      Costs to Address Y2K Readiness. The Company has incurred approximately $6.5 million to date on Y2K readiness efforts (excluding compensation and benefit costs for associates who do not work full time on the Y2K project and costs of systems upgrades that would normally have been made on a similar timetable) with respect to IT Systems and anticipates that its total expenditures will not exceed $10 million. However, such amount does not reflect costs for upgrades to servers, personal computers, communications equipment and Non-IT Systems on a global basis as a result of potential new acquisitions and/or business relationships throughout the remainder of 1999 as the scope of this cost will not be known until the Company has completed technical assessment of all of these areas. Although there are opportunity costs and some diversion of human resources to the Company's Y2K

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

readiness efforts, management believes that no significant IT projects have been deferred or accelerated due to this effort.

      Contingency Planning and Risks. The Y2K Global Project Team is responsible for the development of a global contingency plan to address the Company's at-risk business functions as a result of Y2K issues. The Company completed its global contingency plan in the second quarter of 1999. In the normal course of business, the Company maintains and deploys contingency plans designed to address various other potential business interruptions. For example, the Company has the capability in the United States to automatically reroute incoming telephone calls, such as from its Santa Ana (West Coast sales) facility to its Buffalo (East Coast sales) facility, and the ability to reroute warehouse shipping from one U.S. location to another location. Although these plans are not Y2K-specific, they may be applicable to address limited Y2K failures or interruption of support provided by some third parties resulting from their failure to be Y2K ready.

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

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which will become effective for the Company in fiscal year 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareowners was held on May 6, 1999.

      (b) The one matter submitted for a vote at the Annual Meeting was the election of seven directors (constituting the entire Board of Directors). The following table lists the individuals and the number of votes cast for, against or withheld and abstention for each such individual elected to the Board of Directors for a term to expire at the 2000 Annual Meeting of Shareowners. There were no broker non-votes.

           Nominee                                                 No. of Votes
           -------                                                 ------------
           Don H. Davis, Jr.            For                         739,217,594
                                        Withheld/Against              2,139,400
                                        Abstention                       48,840

           John R. Ingram               For                         741,339,519
                                        Withheld/Against                 17,475
                                        Abstention                       48,840

           Martha R. Ingram             For                         741,341,462
                                        Withheld/Against                 15,532
                                        Abstention                       48,840

           Philip M. Pfeffer            For                         741,226,318
                                        Withheld/Against                130,676
                                        Abstention                       48,840

           J. Phillip Samper            For                         741,356,494
                                        Withheld/Against                    500
                                        Abstention                       48,840

           Nominee (continued)                                     No. of Votes
           -------------------                                     ------------
           Jerre L. Stead               For                         741,344,631
                                        Withheld/Against                 12,363
                                        Abstention                       48,840

           Joe B. Wyatt                 For                         741,236,423
                                        Withheld/Against                120,571
                                        Abstention                       48,840



ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

        No.         Description
        ---         -----------
      10.44         Agreement with Douglas A. Antone dated June 23, 1999

      10.45         Ingram Micro Supplemental Investment Savings Plan

      27            Financial Data Schedule

         (b) Reports on Form 8-K


      No reports on Form 8-K were filed by the Company during the thirteen weeks ended July 3, 1999.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INGRAM MICRO INC.


                                         By:       /s/ Michael J. Grainger
                                             -----------------------------------
                                         Name:  Michael J. Grainger
                                         Title: Executive Vice President and
                                                Worldwide Chief Financial
                                                Officer (Principal Financial
                                                Officer and Principal
                                                Accounting Officer)

August 17, 1999