Form 10-Q
period 1999-10-02
INGRAM MICRO INC
filed 1999-11-16
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Registrant had 70,758,232 shares of Class A Common Stock, par value $.01 per share, and 73,390,939 shares of Class B Common Stock, par value $.01 per share, outstanding at October 2, 1999.

                                INGRAM MICRO INC.

                                      INDEX


                                                                                            Pages
                                                                                            -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet at October 2, 1999 and January 2, 1999                       3
         Consolidated Statement of Income for the thirteen weeks and thirty-nine weeks
              ended October 2, 1999 and October 3, 1998                                          4
         Consolidated Statement of Cash Flows for the thirty-nine weeks ended
              October 2, 1999 and October 3, 1998                                                5
         Notes to Consolidated Financial Statements                                           6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           11-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            19


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     20

Item 2.  Changes in Securities and Use of Proceeds                                             20

Item 3.  Defaults Upon Senior Securities                                                       20

Item 4.  Submission of Matters to a Vote of Security Holders                                   20

Item 5.  Other Information                                                                     20

Item 6.  Exhibits and Reports on Form 8-K                                                      20

Signatures                                                                                     20

                          PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


                                                                                   OCTOBER 2,       JANUARY 2,
                                                                                      1999             1999
                                                                                   -----------      -----------
                                                                                   (UNAUDITED)
ASSETS
    Current assets:
      Cash                                                                         $   134,963      $    96,682
      Trade accounts receivable (less allowances of $69,839 and
          $55,904 at October 2, 1999 and January 2, 1999, respectively)              2,738,539        2,562,050
      Inventories                                                                    2,735,175        3,094,227
      Other current assets                                                             351,949          278,591
                                                                                   -----------      -----------
        Total current assets                                                         5,960,626        6,031,550

    Property and equipment, net                                                        298,792          254,718
    Goodwill, net                                                                      455,732          232,112
    Other                                                                              485,457          215,024
                                                                                   -----------      -----------
        Total assets                                                               $ 7,200,607      $ 6,733,404
                                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                             $ 3,419,738      $ 3,306,045
      Accrued expenses                                                                 327,044          254,627
      Current maturities of long-term debt                                              31,615           38,978
                                                                                   -----------      -----------
        Total current liabilities                                                    3,778,397        3,599,650

    Convertible debentures                                                             434,433          473,475
    Other long-term debt                                                             1,037,616        1,208,003
    Other                                                                               86,459           45,205
                                                                                   -----------      -----------
        Total liabilities                                                            5,336,905        5,326,333
                                                                                   -----------      -----------

    Redeemable Class B Common Stock                                                      3,800            7,814
                                                                                   -----------      -----------

    Stockholders' equity:
      Preferred Stock, $0.01 par value, 1,000,000 shares
          authorized; no shares issued and outstanding                                      --               --
      Class A Common Stock, $0.01 par value, 265,000,000 shares authorized;
          70,758,232 and 66,520,715 shares issued
          and outstanding at October 2, 1999 and January 2, 1999, respectively             708              665
      Class B Common Stock, $0.01 par value, 135,000,000 shares authorized;
          73,390,939 and 75,459,710 shares issued and outstanding (including
          542,855 and 1,116,250 redeemable shares)
          at October 2, 1999 and January 2, 1999, respectively                             728              743
      Additional paid in capital                                                       629,916          591,235
      Retained earnings                                                                920,047          811,616
      Accumulated other comprehensive income (loss)                                    308,516           (4,914)
      Unearned compensation                                                                (13)             (88)
                                                                                   -----------      -----------
        Total stockholders' equity                                                   1,859,902        1,399,257
                                                                                   -----------      -----------
        Total liabilities and stockholders' equity                                 $ 7,200,607      $ 6,733,404
                                                                                   ===========      ===========


        See accompanying notes to these consolidated financial statements

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                        OCTOBER 2,     OCTOBER 3,     OCTOBER 2,      OCTOBER 3,
                                                           1999           1998           1999            1998
                                                        ----------     ----------     -----------     -----------
Net sales                                               $6,710,093     $5,707,974     $20,240,181     $15,814,183

Cost of sales                                            6,388,205      5,350,176      19,191,211      14,810,993
                                                        ----------     ----------     -----------     -----------

Gross profit                                               321,888        357,798       1,048,970       1,003,190

Expenses:
      Selling, general and administrative                  266,447        239,370         792,131         657,808
      Reorganization costs                                   2,675             --          10,959              --
                                                        ----------     ----------     -----------     -----------
                                                           269,122        239,370         803,090         657,808
                                                        ----------     ----------     -----------     -----------

Income from operations                                      52,766        118,428         245,880         345,382

Other (income) expense:
      Interest income                                         (635)        (2,339)         (3,290)         (5,145)
      Interest expense                                      23,000         16,532          73,866          51,700
      Net foreign currency exchange loss                       965          2,975           1,589           6,001
      Other                                                  4,685          1,938           8,199           6,877
                                                        ----------     ----------     -----------     -----------
                                                            28,015         19,106          80,364          59,433
                                                        ----------     ----------     -----------     -----------

Income before income taxes                                  24,751         99,322         165,516         285,949

Provision for income taxes                                   8,913         39,530          60,863         113,996
                                                        ----------     ----------     -----------     -----------

Income before extraordinary item                            15,838         59,792         104,653         171,953

Extraordinary gain on repurchase
      of debentures, net of $2,405 in income taxes              --             --           3,778              --
                                                        ----------     ----------     -----------     -----------
Net income                                              $   15,838     $   59,792     $   108,431     $   171,953
                                                        ==========     ==========     ===========     ===========

Basic earnings per share:
      Income before extraordinary item                  $     0.11     $     0.43     $      0.73     $      1.24
      Extraordinary gain on repurchase of debentures            --             --            0.03              --
                                                        ----------     ----------     -----------     -----------
      Net income                                        $     0.11     $     0.43     $      0.76     $      1.24
                                                        ==========     ==========     ===========     ===========

Diluted earnings per share:
      Income before extraordinary item                  $     0.11     $     0.40     $      0.70     $      1.15
      Extraordinary gain on repurchase of debentures            --             --            0.03              --
                                                        ----------     ----------     -----------     -----------
      Net income                                        $     0.11     $     0.40     $      0.73     $      1.15
                                                        ==========     ==========     ===========     ===========

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000S)
                                   (UNAUDITED)

                                                                                      THIRTY-NINE WEEKS ENDED
                                                                                     OCTOBER 2,     OCTOBER 3,
                                                                                        1999           1998
                                                                                     ----------     ----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income                                                                       $ 108,431      $ 171,953
    Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation                                                                   54,800         40,300
         Amortization of goodwill                                                       16,367          7,620
         Deferred income taxes                                                         (16,440)        (3,429)
         Gain on repurchase of debentures                                               (3,778)            --
         Noncash interest charge                                                        18,019          7,649
         Noncash compensation charge                                                     1,526          3,440
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Trade accounts receivable                                                         46,733       (412,652)
      Inventories                                                                      430,811        404,300
      Other current assets                                                             (68,971)        20,875
      Accounts payable                                                                  (3,145)        56,556
      Accrued expenses                                                                  70,956        (24,807)
                                                                                     ---------      ---------
         Cash provided by operating activities                                         655,309        271,805
                                                                                     ---------      ---------

CASH (USED) PROVIDED BY INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (89,605)      (105,038)
    Proceeds from sale of property and equipment                                         7,652             --
    Acquisitions, net of cash acquired                                                (241,107)       (85,802)
    Other                                                                               (2,856)          (722)
                                                                                     ---------      ---------
        Cash used by investing activities                                             (325,916)      (191,562)
                                                                                     ---------      ---------

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
    Redemption of Redeemable Class B Common Stock                                         (107)          (440)
    Exercise of stock options including tax benefits                                    19,119         58,763
    Proceeds from issuance of convertible debentures                                        --        449,604
    Repurchase of convertible debentures                                               (50,321)            --
    Proceeds (repayments) of debt                                                      211,432       (130,909)
    Net repayments under revolving credit facilities                                  (468,046)      (456,789)
                                                                                     ---------      ---------
        Cash used by financing activities                                             (287,923)       (79,771)
                                                                                     ---------      ---------

Effect of exchange rate changes on cash                                                 (3,189)         1,792
                                                                                     ---------      ---------

Increase in cash                                                                        38,281          2,264

Cash, beginning of period                                                               96,682         92,212
                                                                                     ---------      ---------

Cash, end of period                                                                  $ 134,963      $  94,476
                                                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
    Interest                                                                         $  68,554      $  50,106
    Income taxes                                                                     $  77,832      $  78,362


       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      Ingram Micro Inc. (the "Company" or "Ingram Micro") is primarily engaged, directly and through its majority- and wholly-owned subsidiaries, in wholesale distribution of computer-based technology products and services worldwide. The Company conducts the majority of its operations in North America, Europe, Latin America, and Asia Pacific.

      The consolidated financial statements include the accounts of Ingram Micro Inc. and all majority- and wholly-owned subsidiaries. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of October 2, 1999, their results of operations for the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998 and their cash flows for the thirty-nine weeks ended October 2, 1999 and October 3, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirteen and thirty-nine week periods ended October 2, 1999 may not be indicative of the results of operations that can be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

     The Company reports earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and related interpretations. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable.

     The composition of Basic EPS and Diluted EPS is as follows:

                                                             THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                          OCTOBER 2,       OCTOBER 3,       OCTOBER 2,       OCTOBER 3,
                                                             1999             1998             1999             1998
                                                         ------------     ------------     ------------     ------------
Net income before extraordinary item                     $     15,838     $     59,792     $    104,653     $    171,953
                                                         ============     ============     ============     ============

Weighted average shares                                   143,737,247      140,018,639      143,204,442      138,775,555
                                                         ============     ============     ============     ============

Basic earnings per share before extraordinary item       $       0.11     $       0.43     $       0.73     $       1.24
                                                         ============     ============     ============     ============

Weighted average shares including
  the dilutive effect of stock options
  (4,305,077 and 10,641,441 for the 13 weeks ended
  October 2, 1999 and October 3, 1998,
  respectively, and 4,893,798 and 10,815,716 for
  the 39 weeks ended October 2, 1999 and
  October 3, 1998, respectively)                          148,042,324      150,660,080      148,098,240      149,591,271
                                                         ============     ============     ============     ============

Diluted earnings per share before extraordinary item     $       0.11     $       0.40     $       0.70     $       1.15
                                                         ============     ============     ============     ============

     At October 2, 1999, there were $434,433 in Zero Coupon Convertible Senior Debentures that were convertible

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


into 6,427,721 shares of Class A Common Stock. For the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively, these potential shares were excluded from the computation of Diluted EPS because their effect would be antidilutive. Additionally, there were approximately 3,364,596 and 91,014 stock options for the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

NOTE 3 - COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

     The components of accumulated other comprehensive income (loss) are as follows:

                                        FOREIGN           UNREALIZED      ACCUMULATED
                                        CURRENCY           GAIN ON           OTHER
                                       TRANSLATION      AVAILABLE FOR    COMPREHENSIVE
                                       ADJUSTMENT      SALE SECURITIES   INCOME (LOSS)
                                       ----------      ---------------   -------------
     Balance at January 3, 1998         $(14,236)         $     --         $(14,236)
         Thirteen week change             (2,407)               --           (2,407)
                                        --------          --------         --------
     Balance at April 4, 1998            (16,643)               --          (16,643)
         Thirteen week change                121                --              121
                                        --------          --------         --------
     Balance at July 4, 1998             (16,522)               --          (16,522)
         Thirteen week change              5,359                --            5,359
                                        --------          --------         --------
     Balance at October 3, 1998          (11,163)               --          (11,163)
         Thirteen week change               (417)            6,666            6,249
                                        --------          --------         --------
     Balance at January 2, 1999         $(11,580)         $  6,666         $ (4,914)
                                        ========          ========         ========


                                         FOREIGN          UNREALIZED       ACCUMULATED
                                         CURRENCY          GAIN ON            OTHER
                                       TRANSLATION      AVAILABLE FOR     COMPREHENSIVE
                                        ADJUSTMENT     SALE SECURITIES    INCOME (LOSS)
                                       -----------     ---------------    -------------
     Balance at January 2, 1999         $ (11,580)        $   6,666         $  (4,914)
         Thirteen week change             (16,282)           61,664            45,382
                                        ---------         ---------         ---------
     Balance at April 3, 1999             (27,862)           68,330            40,468
         Thirteen week change              (9,099)          102,718            93,619
                                        ---------         ---------         ---------
     Balance at July 3, 1999              (36,961)          171,048           134,087
         Thirteen week change              13,858           160,571           174,429
                                        ---------         ---------         ---------
     Balance at October 2, 1999         $ (23,103)        $ 331,619         $ 308,516
                                        =========         =========         =========

     During 1998, the Company purchased approximately $50,000 of the common stock of SOFTBANK Corp. ("Softbank"), Japan's largest distributor of software, peripherals and networking products. These securities had a gross unrealized holding gain of $331,619 at October 2, 1999 and $6,666 as of January 2, 1999. Income taxes have not been provided on the unrealized gain due to tax planning strategies that the Company believes will reduce its tax consequences to an immaterial amount.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


     Total comprehensive income for the thirteen weeks ended October 2, 1999 and October 3, 1998 was $190,267 and $65,151, respectively. Total comprehensive income for the thirty-nine weeks ended October 2, 1999 and October 3, 1998 was $421,861 and $175,026, respectively.

NOTE 4 - EXTRAORDINARY ITEM

     In March 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $56,504 as of the repurchase date for approximately $50,321 in cash. The debenture repurchase resulted in an extraordinary gain of $3,778 (net of $2,405 in income taxes).

NOTE 5 - ACQUISITION

     In January 1999, the Company purchased 44,114,340 shares of the common stock of Ingram Micro Asia Ltd. (formerly known as Electronic Resources Ltd., "ERL") from certain shareholders, which increased the Company's ownership to 39.6% from the 21% ownership held in 1998. In accordance with Singapore law, the Company was required to extend a tender offer for the remaining shares and warrants of ERL as a result of its increased ownership. The Company offered to purchase the remaining outstanding shares and warrants for approximately $1.20 and $0.65 per share and warrant, respectively, during the tender offer period from January 4, 1999 to February 19, 1999. In addition, during January and February 1999, the Company made open market purchases of ERL shares and warrants. As a result of the open market purchases and the tender offer, the Company's ownership in ERL increased to approximately 95%. The aggregate purchase price paid for these ERL shares and warrants was approximately $232,010. In the third quarter of 1999, the Company commenced a take-over offer for the remaining ERL shares and warrants not already owned by Ingram Micro. As a result of the takeover, the Company purchased an additional 12,151,748 shares and 1,337,962 warrants of ERL for approximately $14,850 in cash, increasing the Company's ownership position to 100% of the outstanding shares of ERL and approximately 99% of the outstanding warrants.

       Prior to 1999, the Company accounted for its investment in ERL under the equity method. Due to the purchase of ERL common stock and warrants in 1999, the Company has accounted for the acquisition of ERL under the purchase method; accordingly, the results of ERL's operations have been combined with those of the Company for the thirteen and thirty-nine weeks ended October 2, 1999. The purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price, including the $71,212 paid in December 1997, over the net assets acquired was determined to be approximately $225,153 and is being amortized on a straight-line basis over 30 years. The final allocation of the purchase price may vary as additional information is obtained; accordingly, the final allocations may differ from those used in these unaudited consolidated financial statements.

NOTE 6 - SEGMENT INFORMATION

     The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operates include the United States, Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Other (Argentina, Australia, Brazil, Canada, Chile, China, India, Indonesia, Malaysia, Mexico, New Zealand, Peru, Singapore, and Thailand). Inter-geographic sales primarily represent intercompany sales which are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


     Financial information by geographic segments is as follows:


                                                 THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                              OCTOBER 2,      OCTOBER 3,      OCTOBER 2,       OCTOBER 3,
                                                 1999            1998            1999             1998
                                              ----------      ----------      -----------      -----------
NET SALES:
    United States
       Sales to unaffiliated customers        $4,033,406      $3,764,498      $12,465,508      $10,699,278
       Transfers between geographic areas         50,441          43,777          124,901          121,285
    Europe                                     1,639,624       1,452,672        4,987,176        3,639,100
    Other                                      1,037,063         490,804        2,787,497        1,475,805
    Eliminations                                 (50,441)        (43,777)        (124,901)        (121,285)
                                              ----------      ----------      -----------      -----------
       Total                                  $6,710,093      $5,707,974      $20,240,181      $15,814,183
                                              ==========      ==========      ===========      ===========

INCOME (LOSS) FROM OPERATIONS:
    United States                             $   47,818      $  106,293      $   203,715      $   291,340
    Europe                                        (5,109)          6,335           13,159           36,761
    Other                                         10,057           5,800           29,006           17,281
                                              ----------      ----------      -----------      -----------
       Total                                  $   52,766      $  118,428      $   245,880      $   345,382
                                              ==========      ==========      ===========      ===========

IDENTIFIABLE ASSETS:
    United States                             $4,561,497      $3,417,427      $ 4,561,497      $ 3,417,427
    Europe                                     1,801,470       1,576,135        1,801,470        1,576,135
    Other                                        837,640         494,764          837,640          494,764
                                              ----------      ----------      -----------      -----------
       Total                                  $7,200,607      $5,488,326      $ 7,200,607      $ 5,488,326
                                              ==========      ==========      ===========      ===========

CAPITAL EXPENDITURES:
    United States                             $   14,240      $   36,647      $    56,475      $    89,265
    Europe                                        13,198           7,581           25,354           12,782
    Other                                          4,348             843            7,776            2,991
                                              ----------      ----------      -----------      -----------
       Total                                  $   31,786      $   45,071      $    89,605      $   105,038
                                              ==========      ==========      ===========      ===========

DEPRECIATION AND AMORTIZATION:
    United States                             $   14,535      $   10,722      $    41,004      $    31,494
    Europe                                         6,687           4,962           17,006           10,482
    Other                                          4,431           1,953           13,157            5,944
                                              ----------      ----------      -----------      -----------
       Total                                  $   25,653      $   17,637      $    71,167      $    47,920
                                              ==========      ==========      ===========      ===========

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)


NOTE 7 - REORGANIZATION COSTS

     In February 1999, the Company initiated a plan primarily in the United States ("U.S."), but also in Europe, to streamline operations and reorganize resources to increase flexibility and service and maximize cost savings and operational efficiencies. This reorganization plan includes instituting several organizational and structural changes, including the closing of the Company's California-based consolidation center and certain other redundant locations, realignment of the Company's sales force and the creation of a product management organization that integrates purchasing, vendor services, and product marketing functions, as well as a realignment of administrative functions and processes throughout the U.S. organization.

     In connection with the reorganization plan, the Company recorded a charge of $6,234 in the thirteen weeks ended April 3, 1999 related primarily to reorganization efforts in the U.S. This reorganization charge included $4,269 in employee termination benefits for approximately 358 employees, $1,519 for closing and consolidation of redundant facilities relating primarily to excess lease costs net of estimated sublease income, and $446 for other costs associated with the reorganization. The Company recorded an additional reorganization charge of $2,050 during the thirteen weeks ended July 3, 1999, in connection with the reorganization of certain of the Company's European operations. This reorganization charge included $1,735 in employee termination benefits for approximately 98 employees and $315 for other costs associated with the reorganization. In the third quarter of 1999, the Company recorded an additional charge of $2,675 related primarily to continued reorganization efforts in the sales, product management, and information technology departments in the U.S. operations. The reorganization charge of $2,675 represents employee termination benefits for approximately 130 employees. These initiatives are expected to be substantially completed by the end of 1999.

     The reorganization charges and related activity for the thirty-nine weeks ended October 2, 1999 are summarized as follows:

                                                         AMOUNTS PAID
                                             1999        AND CHARGED                    REMAINING
                                        REORGANIZATION   AGAINST THE                   LIABILITY AT
                                           CHARGE         LIABILITY     ADJUSTMENTS   OCTOBER 2, 1999
                                        --------------   ------------   -----------   ---------------
     Employee termination benefits         $ 8,679         $ 7,152         $  --          $ 1,527
     Facility costs                          1,519             598            --              921
     Other costs                               761             349            --              412
                                           -------         -------         -----          -------
         Total                             $10,959         $ 8,099         $  --          $ 2,860
                                           =======         =======         =====          =======

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

                                            THIRTEEN WEEKS ENDED                      THIRTY-NINE WEEKS ENDED
                                     ------------------------------------      -------------------------------------
                                       OCTOBER 2,           OCTOBER 3,            OCTOBER 2,           OCTOBER 3,
                                          1999                 1998                  1999                 1998
                                     ---------------      ---------------      ----------------     ----------------
Net sales by geographic region:                                     (DOLLARS IN MILLIONS)
  United States                      $4,033     60.1%     $3,764     65.9%     $12,465     61.6%    $10,699     67.7%
  Europe                              1,640     24.4%      1,453     25.5%       4,987     24.6%      3,639     23.0%
  Other international                 1,037     15.5%        491      8.6%       2,788     13.8%      1,476      9.3%
                                     ---------------      ---------------      ----------------     ----------------
     Total                           $6,710    100.0%     $5,708    100.0%     $20,240    100.0%    $15,814    100.0%
                                     ===============      ===============      ================     ================

     The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                                                    PERCENTAGE OF NET SALES
                                                                        -------------------------------------------------
                                                                            THIRTEEN WEEKS          THIRTY-NINE WEEKS
                                                                                 ENDED                     ENDED
                                                                        -----------------------   -----------------------
                                                                        OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                                          1999         1998         1999         1998
                                                                        ----------   ----------   ----------   ----------
Net sales                                                                 100.0%       100.0%       100.0%       100.0%
Cost of sales                                                              95.2%        93.7%        94.8%        93.7%
                                                                          -----        -----        -----        -----
Gross profit                                                                4.8%         6.3%         5.2%         6.3%
Expenses:
     SG&A expenses                                                          4.0%         4.2%         3.9%         4.1%
     Reorganization costs                                                   0.0%          --          0.1%          --
                                                                          -----        -----        -----        -----
Income from operations                                                      0.8%         2.1%         1.2%         2.2%
Other expense, net                                                          0.4%         0.4%         0.4%         0.4%
                                                                          -----        -----        -----        -----
Income before income taxes                                                  0.4%         1.7%         0.8%         1.8%
Provision for income taxes                                                  0.1%         0.7%         0.3%         0.7%
                                                                          -----        -----        -----        -----
Income before extraordinary item                                            0.3%         1.0%         0.5%         1.1%
Extraordinary gain on repurchase of debentures, net of income taxes          --           --          0.0%          --
                                                                          -----        -----        -----        -----
Net income                                                                  0.3%         1.0%         0.5%         1.1%
                                                                          =====        =====        =====        =====


THIRTEEN WEEKS ENDED OCTOBER 2, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 3, 1998

     Consolidated net sales increased 17.6% to $6.71 billion for the thirteen weeks ended October 2, 1999 (or "third quarter of 1999") from $5.71 billion for the thirteen weeks ended October 3, 1998 (or "third quarter of 1998"). The increase in worldwide net sales was primarily attributable to the acquisition of ERL (Note 5 of Notes to Consolidated Financial Statements), the addition of new customers, increased sales to the existing customer base, expansion of the Company's product and service offerings, and growth in the computer-based technology products and services industry in general. Although consolidated net sales increased 17.6%, the overall growth in net sales was tempered, primarily in the U.S. and Europe, due to significant competitive pricing pressures, as well as the overall difficult market conditions that are being experienced throughout the industry. Sales growth for succeeding quarters may be hindered due to continued competitive pricing pressures and difficult market conditions, as well as the possible deferral in purchases of technology products by resellers and end-users because of potential concerns surrounding end-user
Year 2000 matters (see discussion of Year 2000 matters under "Year 2000
Matters").

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


     Net sales from U.S. operations increased 7.1% to $4.03 billion in the third quarter of 1999 from $3.76 billion in the third quarter of 1998 primarily due to growth of the Company's ongoing business. Net sales from European operations increased 12.9% to $1.64 billion in the third quarter of 1999 from $1.45 billion in the third quarter of 1998 primarily due to the overall growth in the Company's existing European operations. For geographic regions outside the U.S. and Europe, net sales increased 111.3% to $1.04 billion in the third quarter of 1999 from $490.8 million in the third quarter of 1999 primarily due to the ERL acquisition in January 1999 as well as growth in the Company's Canadian and Latin American operations.

     Gross profit, as a percentage of net sales, decreased to 4.8% in the third quarter of 1999 from 6.3% in the third quarter of 1998. The decrease was largely attributable to significant competitive pricing pressures experienced primarily in the U.S. and larger countries in Europe combined with significant reductions in vendor rebates and incentives. The Company expects this to continue for the foreseeable future.

     Total SG&A expenses increased 11.3% to $266.4 million in the third quarter of 1999 from $239.4 million in the third quarter of 1998, but decreased as a percentage of net sales to 3.97% in the third quarter of 1999 from 4.19% in the third quarter of 1998. The increase in SG&A expenses was attributable to the acquisition of ERL in January 1999 as well as the increased expenses required to support the expansion of the Company's business. Expenses related to expansion consist of incremental personnel and support costs, lease expense related to new operating facilities, and the expenses associated with the development and maintenance of information systems. The overall decrease in SG&A expenses as a percentage of net sales is attributable to economies of scale from greater sales volume, the reorganization efforts during 1999 and continued cost-control measures.

     In the third quarter of 1999, the Company recorded a reorganization charge of approximately $2.7 million related primarily to continued reorganization efforts in the sales, product management, and information technology departments in the U.S. operations. The reorganization charge of $2.7 million represents employee termination benefits for approximately 130 employees. Based upon the Company's reorganization efforts and continued cost control measures, the Company expects its SG&A expenses to remain below 4.0% of consolidated net sales for the foreseeable future. However, any significant decline in future sales growth rates or significant changes in the business or industry in which the Company operates could impact this trend. In addition, the Company is currently evaluating its methods of providing certain products and services through its Frameworks(TM), Total Integration Services(TM) business ("Frameworks"). This includes, among other items, assessing the allocation of its existing resources between its custom-configuration services and the production of unbranded systems. Several alternatives are currently being considered including the possibility of outsourcing the production of unbranded systems with contract manufacturers, while continuing to provide and develop the Company's custom-configuration services capabilities. The Company is currently seeking and evaluating proposals from potential outsourcing partners in this regard and expects this process to continue for the next several months. As a result, the Frameworks product and service offerings and/or the means of providing such offerings may change from those currently being offered or employed. The impact of these changes, which may include additional reorganization costs as well as changes in the Frameworks business strategy, is not certain at this time because the Company has not completed its evaluation.

      Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 0.8% in the third quarter of 1999 from 2.1% in the third quarter of 1998. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the significant decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.3% in the third quarter of 1999 from 2.8% in the third quarter of 1998. European loss from operations, excluding reorganization costs, as a percentage of net sales was (0.3%) in the third quarter of 1999 compared to income from operations of 0.4% in the third quarter of 1998. For geographic regions outside the United States and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.0% in the third quarter of 1999 from 1.2% in the third quarter of 1998. Income from operations, including reorganization costs, as a percentage of net sales decreased to 0.8% in the third quarter of 1999 from 2.1% in the third quarter of 1998.

     Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 46.6% to $28.0 million in the third quarter of 1999 from $19.1 million in the third quarter of 1998. However, other expense, net, remained constant as a percentage of net sales at 0.4% for the third quarters of 1999 and 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

Interest expense grew as a result of increased borrowings to finance the ERL acquisition; the fourth quarter 1998 investment in Softbank, Japan's largest distributor of software, peripherals and networking products; and expansion of the Company's business. The increase was partially offset by a decrease in average interest rates in the third quarter of 1999 as compared to the third quarter of 1998. In 1999, the Company expects its interest expense to increase over comparable periods in 1998 primarily due to the factors described above. Foreign exchange losses decreased by $2.0 million in the third quarter of 1999 compared to the third quarter of 1998 primarily due to the strengthening of currencies in Latin America as compared to the U.S. dollar.

      The provision for income taxes decreased 77.5% to $8.9 million in the third quarter of 1999 from $39.5 million in the third quarter of 1998, reflecting the 75.1% decrease in the Company's income before income taxes. The Company's effective tax rate was 36.0% in the third quarter of 1999 compared to 39.8% in the third quarter of 1998. The decrease in the effective tax rate was primarily due to tax planning in certain countries as well as the acquisition of ERL, which has a lower effective tax rate compared to the Company's overall effective tax rate.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998

     Consolidated net sales increased 28.0% to $20.24 billion for the thirty-nine weeks ended October 2, 1999 (or "first nine months of 1999") from $15.81 billion for the thirty-nine weeks ended October 3, 1998 (or "first nine months of 1998"). The increase in worldwide net sales was primarily attributable to the same factors summarized in the discussion of net sales for the third quarters of 1999 and 1998 as well as the July 1998 acquisition of Munich, Germany-based Macrotron AG ("Macrotron").

     Net sales from U.S. operations increased 16.5% to $12.47 billion in the first nine months of 1999 from $10.70 billion in the first nine months of 1998 primarily due to growth of the Company's ongoing business. Net sales from European operations increased 37.0% to $4.99 billion in the first nine months of 1999 from $3.64 billion in the first nine months of 1998 primarily due to the July 1998 acquisition of Macrotron and the overall growth in the Company's existing European operations. For geographic regions outside the U.S. and Europe, net sales increased 88.9% to $2.79 billion in the first nine months of 1999 from $1.48 billion in the first nine months of 1998 primarily due to the ERL acquisition in January 1999 as well as growth in the Company's Canadian and Latin American operations.

     Gross profit, as a percentage of net sales, decreased to 5.2% in the first nine months of 1999 from 6.3% in the first nine months of 1998. The decrease was attributable to the same factors summarized in the discussion of gross profit for the third quarters of 1999 and 1998.

     Total SG&A expenses increased 20.4% to $792.1 million in the first nine months of 1999 from $657.8 million in the first nine months of 1998, but decreased as a percentage of net sales to 3.9% in the first nine months of 1999 from 4.1% in the first nine months of 1998. The change in SG&A expenses in dollar terms and as a percentage of net sales was largely attributable to the same factors summarized in the discussion of SG&A expenses for the third quarters of 1999 and 1998.

     In February 1999, the Company initiated a plan, primarily in the U.S., but also in Europe, to streamline operations and reorganize resources to increase flexibility and service and maximize cost savings and operational efficiencies. This reorganization plan included instituting several organizational and structural changes, including the closing of the Company's California-based consolidation center and certain other redundant locations, realignment of the Company's sales force and the creation of a product management organization that integrates purchasing, vendor sales, and product marketing functions, as well as a realignment of administrative functions and processes throughout the United States organization.

     In connection with the reorganization plan, the Company recorded a charge of approximately $11.0 million in the thirty-nine weeks ended October 2, 1999. This reorganization charge included approximately $8.7 million in employee termination benefits for approximately 586 employees, $1.5 million for closing and consolidation of redundant facilities primarily relating to excess lease costs net of estimated sublease income, and $0.8 million for other costs associated with the reorganization (see Note 7 of Notes to Consolidated Financial Statements). These charges related primarily to the reorganization efforts in the United States operations as well as certain countries within the European operations. Based upon these changes and continued cost control measures, the Company

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


expects its SG&A expenses to remain below 4.0% of consolidated net sales for the foreseeable future. However, any significant decline in future sales growth rates or significant changes in the business or industry in which the Company operates could impact this trend. In addition, see information relating to the Company's Frameworks business under discussion of reorganization costs for the third quarters of 1999 and 1998.

     Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 1.3% in the first nine months of 1999 from 2.2% in the first nine months of 1998. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the significant decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.7% in the first nine months of 1999 from 2.7% in the first nine months of 1998. European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.3% in the first nine months of 1999 from 1.0% in the first nine months of 1998. For geographic regions outside the United States and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.0% in the first nine months of 1999 from 1.2% in the first nine months of 1998. Income from operations, including reorganization costs, as a percentage of net sales decreased to 1.2% in the first nine months of 1999 from 2.2% in the first nine months of 1998.

     Other expense, net, which consists primarily of interest expense, foreign currency exchange losses, and miscellaneous non-operating expenses, increased 35.2% to $80.4 million in the first nine months of 1999 from $59.4 million in the first nine months of 1998. Other expense, net, remained constant as a percentage of net sales at 0.4% for the first nine months of 1999 and 1998. Interest expense grew primarily due to the same factors summarized in the discussion of other expense, net, for the third quarters of 1999 and 1998 combined with the acquisition of Macrotron in July 1998. Foreign exchange losses decreased by $4.4 million in the first nine months of 1999 compared to the first nine months of 1998 primarily due to the strengthening of currencies in Latin America as compared to the U.S. dollar.

     The provision for income taxes decreased 46.6% to $60.9 million in the first nine months of 1999 from $114.0 million in the first nine months of 1998, reflecting the 42.1% decrease in the Company's income before income taxes. The Company's effective tax rate was 36.8% in the first nine months of 1999 compared to 39.9% in the first nine months of 1998. The decrease in the effective tax rate was primarily due to tax planning in certain countries as well as the acquisition of ERL, which has a lower effective tax rate compared to the Company's overall effective tax rate.

     In March 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $56.5 million as of the repurchase date for approximately $50.3 million in cash. The debenture repurchase resulted in an extraordinary gain of $3.8 million (net of $2.4 million in income taxes).

QUARTERLY DATA; SEASONALITY

     The Company's quarterly sales and operating results have varied in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company, the introduction of new hardware and software technologies and products offering improved features and functionality, the introduction of new products and services by the Company and its competitors, the loss or consolidation of a significant supplier or customer, changes in the level of operating expenses, asset valuation adjustments, product supply constraints, competitive conditions including pricing, interest rate fluctuations, the impact of acquisitions, currency fluctuations, and general economic conditions. The Company's narrow operating margins may magnify such fluctuations, particularly on a quarterly basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, the public sale of 23,200,000 shares of its Class A Common Stock at $18.00 per share in the initial public offering completed in November 1996, and the issuance of its Zero Coupon Convertible Senior Debentures in June 1998.

     Net cash provided by operating activities was $655.3 million in the first nine months of 1999 as compared to $271.8 million in the first nine months of 1998. The increase in cash provided by operating activities was largely attributable to the reduction of trade receivables, excluding acquisitions, for the first nine months of 1999 compared to the first nine months of 1998.

     Net cash used by investing activities was $325.9 million in the first nine months of 1999 compared to $191.6 million in the first nine months of 1998. The increase was primarily due to the Company's acquisition of ERL and the expansion of warehouse and other facilities. In the first nine months of 1999, the Company used approximately $241.0 million in cash, net of cash acquired, primarily for the purchase of common stock and warrants of ERL (see Note 5 of Notes to Consolidated Financial Statements).

     Net cash used by financing activities was $287.9 million in the first nine months of 1999 compared to $79.8 million in the first nine months of 1998. The increase in cash used by financing activities was due to repayments of debt under the revolving credit facilities through the management of trade debtors and creditors, and repurchases of convertible debentures partially offset by net proceeds from other debt and a reduction in proceeds from stock option exercises.

     Acquisitions

     In December 1997, the Company completed its purchase of approximately 21% of the outstanding common stock and approximately 19% of an outstanding class of warrants of ERL, a publicly traded electronic components distributor based in Singapore, for approximately $71 million. In January 1999, the Company purchased additional shares from specific shareholders, which brought the Company's total ownership of ERL to approximately 39.6%. In January and February 1999, the Company made open market purchases of ERL shares and warrants, and on February 19, 1999 completed a tender offer for the remaining outstanding shares and warrants of ERL. These additional purchases resulted in ownership of approximately 95% of both the outstanding common stock and warrants of ERL. The total cash paid for these purchases in the first half of 1999 was approximately $232.0 million.

       In the third quarter of 1999, the Company commenced a take-over offer for the remaining ERL shares and warrants not already owned by Ingram Micro. As a result of the takeover offer, the Company purchased an additional 12,151,748 shares and 1,337,962 warrants of ERL for approximately $14.9 million in cash, increasing the Company's ownership position to 100% of the outstanding shares of ERL and approximately 99% of the outstanding warrants.

     Capital Resources

      The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion. Under the credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the Company's ability to pay dividends. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At October 2, 1999, the Company had $536.0 million in outstanding borrowings under these credit facilities.

     The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates (which results in a reduction of trade accounts receivable and debt on the Company's Consolidated Balance Sheet) and a variable rate certificate to support a commercial paper program. At October 2, 1999 and January 2, 1999, the amount of medium-term certificates outstanding totaled $75 million and $100 million, respectively, and the amount of commercial paper outstanding totaled $150 million at both dates. The amortization period for this commercial paper program began October 1, 1999 and will terminate effective December 31, 1999, resulting in increased borrowings under the credit facilities referred to above. In addition, the Company has established certain other facilities relating to accounts receivable in Europe and Canada beginning in 1999. Under these programs, the Company has sold approximately $94 million of trade accounts receivable in the aggregate resulting in a further reduction of trade accounts receivable and debt on the Company's Consolidated Balance Sheet at October 2, 1999. The Company believes that there are sufficient trade accounts receivable to support the outstanding medium-term certificates and commercial paper program as well as the European and Canadian facilities.

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

     The Company and its foreign subsidiaries have additional lines of credit, commercial paper, and short-term overdraft facilities with various banks worldwide, which provide for borrowings aggregating $740 million at October 2, 1999. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At October 2, 1999, the Company had $383 million outstanding under these facilities.

     The Company believes that cash provided by operating activities, supplemented as necessary with funds available under credit arrangements (including the $1.65 billion in credit facilities and the June 1998 sale of the Company's convertible debentures), will provide sufficient resources to meet its present and future working capital and cash requirements for at least the next 12 months, or earlier if the Company were to engage in significant, material corporate transactions not currently anticipated, in which event the Company anticipates that additional financing may be required.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


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

     State of Readiness. With the assistance of an outside consultant, the Company commenced a review of its internal information technology ("IT") systems to identify applications that are not Y2K ready and to assess the impact of the Y2K problem. The Company has developed an overall plan to modify its internal systems to be Y2K ready. In addition, the Company formed a Y2K Global Project Team to provide global oversight to the Company's Y2K readiness activities in the IT and non-IT areas, the assessment of Y2K risks in connection with third-party relationships and the development of contingency plans. The Company's Y2K plan is divided into three major sections: IT systems, non-IT systems ("Non-IT Systems"), and Y2K interfaces with material third parties. The broad phases of the plan are generally common to all three sections. The phases consist of: (1) inventorying potential Y2K sensitive items, (2) assigning priorities to identified items, (3) assessing the Y2K readiness of items determined to be material to the Company, (4) repairing or replacing material items that are determined not to be Y2K ready ("remediation"), (5) testing material items and/or certification of Y2K readiness, i.e., validation and written confirmation that the process, activity or component can properly process a date beyond December 31, 1999 as it does earlier dates and (6) designing and implementing contingency and business continuation plans for the Company. The Company applies these phases of the Y2K plan when it integrates new acquisitions into existing Y2K ready systems and operations and strives to incorporate newly acquired operations into such existing Y2K ready environment as soon as possible.

     Information Technology Systems. The Company has completed an inventory and technical assessment (with the exception of personal computers, which are assessed and remediated in a single step) of all of its global hardware, operating systems, software (including business applications, but excluding desktop software such as office tools) and electronic interfaces that were in operation by the end of December 1998 ("IT Systems") for Y2K remediation. With the exception of (1) certain personal computers deemed not mission-critical to the operations of the Company located at a few locations in Asia and (2) certain systems and personal computers that are not fully Y2K remediated at the Company's recently acquired Hungary operations, which will be remediated and certified Y2K ready before the end of 1999, the Company has completed remediation and unit testing or upgrading/replacement of its IT systems and has also completed system and century testing and certification of Y2K readiness of all of its IT Systems. All systems or systems enhancements implemented since December 1998 have been developed as Y2K ready and do not require remediation. However, all are subjected to Y2K unit and century testing.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


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

     Non-Information Technology Systems. The Non-IT Systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, escalators, conveyors and sensors; building systems; and other items containing a microprocessor or an internal clock such as hand-held computers used to assist with inventory control, electric power distribution systems and vaults. The Company has completed a global inventory and assessment of its Non-IT Systems. All Non-IT Systems that are deemed business-critical either (a) have written certifications that they are Y2K ready (e.g., confirmations from manufacturers that the product is not impacted by the Y2K date transition or will continue to operate on and after January 1, 2000 just as it did prior to such date) or (b) were replaced and/or modified to be Y2K ready.

     Y2K Interfaces with Material Third Parties. The Company has completed an inventory of third parties (including, among other things, domestic and international suppliers and vendors, financial service providers and transportation and other logistics providers) whose Y2K noncompliance could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company has sent questionnaires to all such third parties in order to determine their current Y2K status, tracking responses to these questionnaires and using such responses in developing contingency plans. The Company has completed such assessment and inquiry. Follow up inquiries, where appropriate, are planned throughout the remainder of 1999.

     Costs to Address Y2K Readiness. The Company has incurred expenses of approximately $7.1 million to date on Y2K readiness efforts (excluding compensation and benefit costs for associates who do not work full time on the Y2K project and costs of systems upgrades that would normally have been made on a similar timetable) with respect to IT Systems and anticipates that its total expenditures will not exceed $10.0 million. However, such amount does not reflect costs for upgrades to servers, personal computers, communications equipment and Non-IT Systems on a global basis as a result of potential new acquisitions and/or business relationships throughout the remainder of 1999 as the scope of this cost will not be known until the Company has completed technical assessment of all of these areas. Although there are opportunity costs and some diversion of human resources to the Company's Y2K readiness efforts, management believes that no significant IT projects have been deferred or accelerated due to this effort.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


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

CAUTIONARY STATEMENTS FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The matters in this Form 10-Q that are forward-looking statements are based on current management expectations that involve certain risks, including without limitation: the potential decline as well as seasonal variations in demand for the Company's products; the potential termination of a supply agreement with a major supplier; continued pricing and margin pressures; product supply shortages; rapid product improvement and technological changes, and resulting obsolescence risks; unavailability of adequate capital; the impact on management of growth and acquisitions; foreign currency fluctuations; the failure to achieve substantial Y2K readiness; and reliability of information systems. For further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99.01 of the Company's Annual Report on Form 10-K for fiscal year ended January 2, 1999. Other risks or uncertainties may be detailed from time to time in the Company's future SEC filings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         The Company announced on September 8, 1999 that Ingram Micro has initiated a search for its next chief executive officer to succeed Jerre L. Stead, that Mr. Stead will remain chairman of the board and chief executive officer until his successor is in place, and then will continue to serve as chairman of the board.

         Also, during the third quarter of 1999, the Company added two new directors -- Orrin H. Ingram II and Gerhard Schulmeyer -- bringing the board to nine members.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         No.             Description
         ---             -----------
         10.46           Agreement with Philip D. Ellett dated September 9, 1999

         27              Financial Data Schedule

     b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the thirteen weeks ended October 2, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INGRAM MICRO INC.


                                        By: /s/ Michael J. Grainger
                                        ----------------------------------------
                                        Name:  Michael J. Grainger
                                        Title: Executive Vice President and
                                               Worldwide Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)


November 16, 1999