Form 10-K
period 2000-01-01
INGRAM MICRO INC
filed 2000-03-31
CIK 1018003

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

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 27, 2000 was $687,098,684 based on the closing sale price on such date of $14.6875 per share.

     The Registrant had 71,597,655 shares of Class A Common Stock, par value $.01 per share, and 73,142,787 shares of Class B Common Stock, par value $.01 per share, outstanding at March 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareowners for the fiscal year ended January 1, 2000 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareowners to be held May 17, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     In evaluating the business of Ingram Micro Inc., readers should carefully consider the important factors discussed under Exhibit 99.01 hereto and under "-- Safe Harbor for Forward-Looking Statements."

OVERVIEW

     Ingram Micro Inc. ("Ingram Micro" or the "Company") is the leading distributor of information technology products and services worldwide. The Company markets computer hardware, networking equipment, and software products to more than 175,000 reseller customers in more than 100 countries. The company also provides logistics and fulfillment services to vendor and reseller customers. As a distributor, the Company markets its products and services to resellers and vendors as opposed to marketing directly to end-user customers.

     Ingram Micro offers one-stop shopping to its customers by providing a comprehensive inventory which, on a global basis, consists of more than 280,000 products (as measured by distinct part numbers assigned by manufacturers and suppliers) from over 1,700 suppliers, including most of the computer industry's leading hardware manufacturers, networking equipment suppliers, and software publishers. The Company's broad product offerings include: desktop and notebook personal computers, servers, and workstations; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies. In addition, to enhance sales and to support its suppliers and reseller customers, the Company provides a wide range of outsourcing and value-added programs, such as order fulfillment, tailored financing programs, channel assembly, systems configuration and marketing programs. The Company also provides outsourced warehouse and distribution services for a number of resellers, including Internet-based resellers.

     The Company is focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to its customers around the world. The Company believes that IMpulse, the Company's on-line information system, provides a competitive advantage through real-time worldwide information access and processing capabilities. IMpulse is a single, standardized, real-time information system and operating environment, used across substantially all of the Company's worldwide operations. These on-line information systems, coupled with the Company's exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enable the Company to provide its customers with superior service in an efficient and low cost manner.

     The Company's earliest predecessor began business in 1979 as a California corporation named Micro D, Inc. This company and its parent, Ingram Micro Holdings Inc. ("Holdings"), grew through a series of acquisitions, mergers, and internal growth to encompass the Company's current operations. Ingram Micro Inc. was incorporated in Delaware on April 29, 1996, in order to effect the reincorporation of the Company in Delaware. Holdings and the successor to Micro D, Inc. were merged into Ingram Micro Inc. in October 1996.

     The Company completed an initial public offering and was split-off, in a tax-free reorganization (the "Split-Off"), from its former parent, Ingram Industries Inc.("Ingram Industries"), in November 1996.

THE INDUSTRY

     The worldwide information technology products and services distribution industry generally consists of suppliers and manufacturers ("suppliers"), which sell directly to distributors, resellers, and end-users; distributors, which sell to resellers; and resellers, which sell to other resellers and directly to end-users. A variety of reseller categories exists, including corporate resellers, value-added resellers or "VARs," systems integrators, original equipment manufacturers, direct marketers, independent dealers, owner-operated chains, franchise chains, and computer retailers. Relatively new to this list are Internet resellers, whose virtual storefronts offer a wide variety of products and services. Many of these companies are heavily dependent on distribution partners with the necessary systems and infrastructure in place to provide fulfillment and other services. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small and medium-sized businesses, or home users, and by the level of value they add to the basic products they sell. Distributors generally sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Characteristics of the local reseller environment, as well as other factors specific to a particular country or region, have shaped the evolution of distribution models in different countries.

     Based on a June 1999 report by market researcher International Data Corp., the growth of the information technology products and services distribution industry continues to exceed the growth of the computer industry as a whole. Suppliers are seeking to outsource an increasing portion of certain functions such as distribution, service, and technical support to the distribution channel to minimize costs and focus on their core capabilities in manufacturing, product development, and marketing. Resellers are depending on distributors for more of their product, marketing, and technical support needs. This is due to growing product complexity, shorter product life cycles and an increasing number of information technology products fueled by the emergence of open systems architecture and the recognition of certain industry standards. In addition, resellers are relying to an increasing extent on distributors for inventory management and credit to avoid stocking large inventories and to reduce credit lines necessary to finance their working capital needs.

     Markets outside the United States, which represent over half of the information technology industry's sales, are characterized by a more fragmented distribution channel. Increasingly, suppliers and resellers pursuing global growth are seeking distributors with international sales and support capabilities.

     A number of emerging industry trends provide new opportunities and challenges for distributors of information technology products and services. For example, the continued growth of the Internet provides distributors with an additional means to serve both suppliers and reseller customers through the development and use of effective electronic commerce tools. The growing presence and importance of such electronic commerce capabilities also provides distributors with new business opportunities as new categories of products, customers, and suppliers develop.

     Another example involves a reevaluation of the traditional roles played by supply chain partners. The Company believes that the chain of relationships between suppliers, distributors, resellers and end-users is transforming from a manufacturer-push business model to one that is governed by end-user demand. In the traditional industry model, distributors simply move product from manufacturers to resellers who in turn service end-user businesses or customers. In contrast, the "demand chain" management model would reverse these steps as follows: (1) the reseller would start by listening to the needs of the end-user business or consumer, (2) with a clear understanding of these needs, the reseller would work with a distribution partner to design, sell and support solutions that address the needs of the end-user business or consumer, and (3) the distribution partner would then work closely with suppliers and manufacturers to ensure that these solutions can be delivered through or on behalf of the resellers in a cost effective and timely manner.

     The challenges for this model include the speed and extent to which distributors and their reseller and supplier partners embrace the model and make changes to their traditional way of doing business. The benefits of the demand chain model are increased efficiency and a reduced cost of doing business resulting from reduced channel inventory and associated costs, shortened channel response time, and improved value for each channel partner.

     The drive to increase efficiency in the delivery of products and services has resulted in consolidation pressure within the information technology products distribution industry. This industry trend is evidenced by Compaq's Distributor Alliance Program announced in May 1999, which decreased the number of Compaq distribution partners in the U.S. from 39 to 4. Ingram Micro was selected as one of those partners. The Company believes that it has the largest global distribution network for information technology products and services and that for the long term it is well positioned to assume a leadership role for other manufacturing partners, should this consolidation trend continue.

     Another industry trend is manufacturer-direct sales initiatives, developed in an effort to duplicate the success of the direct sales business model. Although this model removes distributors from their traditional role, the Company believes that this direct sales model presents new partnership opportunities, such as providing logistics and fulfillment services to suppliers and reseller customers.

     The Company further believes that the dynamics of the information technology products and services distribution business favor the largest distributors, which have access to financing and are able to achieve economies of scale, breadth of geographic coverage, and have the strongest vendor relationships. Consequently, the distributors with these characteristics tend to take share from smaller distributors as the industry undergoes a process of consolidation. However, smaller, high value-added niche distributors may continue to compete successfully in the consolidated market. The Company also believes that distributors need to implement high volume/low cost operations on a worldwide basis as ongoing price competition grows and the demand for value-added services, the utilization of electronic commerce, as well as the globalization of the information technology products and services industry increases. In summary, the information technology products and services distribution industry is growing rapidly while simultaneously consolidating, creating an industry environment in which market share leadership and cost efficiency are of paramount importance.

BUSINESS STRATEGY

     The Company's strategic decisions and activities are guided by the following Vision and Mission statements:

     OUR VISION. We will always exceed expectations . . . with every partner, every day.

     OUR MISSION. To maximize shareowner value by being the best provider of technology products and services for the world.

     In addition, the Company's values encourage teamwork, respect, accountability, integrity, and innovation.

     The Company believes that it is the leading worldwide distributor of information technology products and services and that it has developed the capabilities and scale of operations critical for long-term success in the information technology products and services distribution industry.

     The Company's strategy of offering a broad line of products and services provides customers with one-stop shopping. The Company generally is able to purchase products in large quantities and to avail itself of special purchase opportunities from a broad range of suppliers. This allows the Company to take advantage of various discounts from its suppliers, which in turn enables the Company to provide competitive pricing to its customers. The Company's global market presence provides suppliers with access to a broad base of geographically dispersed resellers, serviced by the Company's extensive network of systems, distribution centers and support offices. Also, the Company benefits from being able to make large investments in information systems, warehousing systems, and infrastructure. Further, the Company is able to spread the costs of these investments across its worldwide operations.

     The Company is pursuing a number of strategies to further enhance its leadership position within the information technology products and services marketplace, including the following:

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

     By providing greater worldwide market coverage, Ingram Micro increases the scale of its business, which results in greater cost economies. In addition, as it increases its global reach, the Company can better diversify its business across different markets, reducing its exposure to individual market downturns. In 1999, the Company continued expansion of its global presence. For example, the Company increased its reach in Europe, establishing IMICRO Lda., its Portugal subsidiary, and increased its interest in Walton Networking KFT in Hungary, giving Ingram Micro its first majority-owned subsidiary in Eastern Europe. In Asia, the Company increased its ownership of Electronic Resources Ltd. ("ERL"), a leading distributor of electronic components and computer peripherals, from 21% in 1998 to 100% in 1999. ERL was renamed Ingram Micro Asia Ltd.

     The Company has grown its operations outside the United States principally through acquisitions, and currently has subsidiaries or offices in 30 countries and sales representatives in another four countries, including Argentina, Australia, Brazil, Canada, China, Colombia, Costa Rica, Chile, Ecuador, Hungary, India, Indonesia, Malaysia, Mexico, New Zealand, Norway, Panama, Peru, Singapore, Switzerland, Thailand, Venezuela, and 12 countries of the European
Union: Austria, Belgium, Denmark, Finland, France, Germany, Italy, The Netherlands, Portugal, Spain, Sweden and The United Kingdom. The Company believes that it is the market share leader in the United States, Canada, Mexico, Brazil, Chile, Germany, and a number of other countries in Europe and Asia. Ingram Micro believes it is the largest full-line distributor in Europe, the largest distributor in Asia (excluding Japan), and the largest Pan-Latin America distributor, based on publicly available data and management's knowledge of the industry.

     The Company continues to pursue initiatives to expand its global product and service offerings in various categories, such as high-end storage, computer telephony integration ("CTI"), and networking products. The recently formed High-End Storage Group provides a dedicated and focused approach to the growing storage area networks and network attached storage markets. The Company continues to expand its CTI offering with solutions and products made possible by the convergence of voice and data applications through its Converging Technologies Group. Examples of such products include PC-based phone systems, unified messaging applications, and a variety of Internet telephony and voice-over Internet protocol products. Expansion areas for networking include Internet appliances, wide area networking, and wireless networking solutions.

     LEAD IN STREAMLINING THE DEMAND CHAIN. The information technology products and services distribution industry is changing at a rapid pace. The chain of relationships that spans across component suppliers, manufacturers, distributors, resellers and end-users is transforming from a manufacturer-push business model to one that is governed by end-user demand. The Company uses the term "demand chain" to describe the build-to-demand model to which the channel is evolving. In this industry model, the role of distributors is expanded from the traditional movement of products from manufacturers to resellers, to one that encompasses assembly, configuration, inventory management, order management, and end-user fulfillment. Ingram Micro believes that as a distributor with strong execution and broad product offerings, it will be best able to lead the movement to the demand chain model.

     The Company's commitment to streamlining the demand chain is evident in its investment in infrastructure and programs that enable the most efficient flow of products, services, and information up and down the demand chain. Frameworks(TM) Total Integration Services(TM) ("Frameworks") is the Company's vehicle to deliver world-class channel assembly, reconfiguration, contract manufacturing, and the procurement of private label/unbranded solutions. Ingram Micro management within each region is responsible for their respective region's Frameworks program, allowing regional customer buying patterns to determine the most appropriate mix among the four services. Another example of demand chain streamlining in the U.S. is vendor co-location, where the distributor establishes a site adjacent to the OEM assembly operation. Systems reconfiguration and customer shipping occur at the vendor site, resulting in cost and time-to-market efficiencies.

     The Company's demand chain focus is also evident in two divisions that support its business partners: Affiniti(TM) ("Affiniti") for resellers and Global Partner Services ("GPS") for suppliers, each offer comprehensive suites of value-added services matched to each partner's individual needs. Affiniti and GPS are discussed further under the sections entitled "Deliver World-Class Outsourcing And Value-Added Programs To Suppliers And Resellers" and "Services." Equally important to streamlining the demand chain is better information management through the development of industry-wide performance metrics and standards that enable close collaboration among demand chain partners. Ingram Micro has spearheaded this effort through its key role in the formation and continuous support of RosettaNet(TM), an independent, self-funded, non-profit organization dedicated to promoting an industry-wide initiative to adopt common electronic business interfaces worldwide. As a next step, Ingram Micro was instrumental in the formation of Viacore, Inc. Viacore is developing an e-commerce hub that can translate RosettaNet information for member top-tier demand chain companies. This will allow business partners to exchange critical business information such as real-time inventory, transportation schedules, and resource planning opportunities, which can lower costs and reduce cycle times. In addition, Ingram Micro is rapidly enhancing and expanding electronic commerce tools that facilitate reseller to end-user commerce.

     EXPLOIT INFORMATION SYSTEMS LEADERSHIP AND ENHANCE ELECTRONIC COMMERCE CAPABILITIES. Ingram Micro continually invests in its information systems, which are crucial in supporting the Company's growth and its ability to maintain high service and performance levels. The Company has a scalable, full-featured information system, IMpulse, which it believes is critical to its ability to deliver worldwide, real-time information to both suppliers and reseller customers. IMpulse is an industry-leading information system and is used across substantially all of the Company's markets worldwide, customized to suit local market requirements. The Company believes that it is the only full-line distributor of information technology products and services in the world with such a centralized global system that is capable of supporting future growth and new business ventures.

     The Company's information systems provide the infrastructure that allows the implementation of a demand chain, customer-centric channel model. It provides the information necessary for Ingram Micro to act as the agent of commerce among suppliers, resellers, and end-users. In 1999, the Company added significant enhancements to its Web site, www.ingrammicro.com, creating a prominent business-to-business tool for the technology solutions industry. The Web site serves as a Business Center for resellers, providing them access to a myriad of information, including vendor solutions and technical information. Many other special features currently available in the U.S. and Canada include real-time pricing and availability, on-line ordering, order status, and an extensive product catalog. Plans for 2000 include extending this functionality to nearly every other country in which Ingram Micro operates. The Company's seamless, easy-to-use, electronic commerce offering provides resellers the ability to more easily do business with Ingram Micro and end-users at a lower cost. The Company's electronic commerce capabilities include: SpeedSource(TM), a Java-based electronic commerce ordering tool that gives resellers in the U.S. and Canada quick access to real-time ordering, product allocation, order status, product search, pricing and availability; and InsideLine(TM), a direct communication link that furnishes resellers with real-time access to the Company's mainframe inventory systems. InsideLine is the commerce and information engine behind many of today's successful Internet retailers. This tool is currently available in the U.S., Canada, Europe, and Latin America, and is expected to be available in the Asia Pacific region in 2000.

     In 2000, Ingram Micro's e-commerce capabilities in the U.S. will support the Company's individual programs for specialized resellers. These include VentureTech Network(TM), which specializes in solutions for small-to-medium sized businesses, and Partnership America(TM), which is focused on the government and education market. www.venturetechnetwork.com enables communication between solutions integrators, manufacturers and small-to-medium business customers. The site, developed and maintained by Ingram Micro, provides information and facilitates communication with tools such as electronic storefronts to customers. The electronic storefront tools allow end-users to buy product online with the order transparently sent to Ingram Micro for fulfillment on behalf of the solutions integrator. www.partnershipamerica.com will bring independent buyers in the public sector together with independent resellers of technology. Partnershipamerica.com will also contain price-comparison tools, decision-making content such as product reviews, news, events, on-line presentations, and interactive communication tools for the entire demand chain.

     The success of the Company's online capability is demonstrated by the November 1999 Inter@ctive Week magazine ranking of the "Internet 500" (the publication's first ranking of the 500 largest companies by Internet revenue). The magazine's research placed Ingram Micro's online revenue at number 8 overall, the highest ranking among distributors in all industries. Information Week published the "E-commerce 100" in its December 13, 1999 issue, identifying "the most innovative practitioners of electronic applications and solutions" in the U.S. Ingram Micro, the only broadline information technology products and services distributor listed, ranked number 33 overall.

     PROVIDE SUPERIOR EXECUTION FOR RESELLER CUSTOMERS. Consistent with its overall emphasis on "winning customers for life," Ingram Micro continually refines and integrates its systems and business processes to provide superior execution and service to resellers. The Company's electronic commerce tools enable resellers to do business with their end-user customers quickly, easily, and at a lower cost. To ensure efficient product delivery, the Company continues to expand and upgrade its distribution network. For example, in 1999 the Company completed the construction of new distribution centers in Toronto, Canada (501,000 square feet), Straubing, Germany (400,000 square feet), Lomme, France (200,000 square feet), and Barcelona, Spain (110,000 square feet). In 2000, the Company plans to complete the construction of a new distribution center in Lickdale, Pennsylvania (600,000 square feet) and convert the existing Harrisburg, Pennsylvania distribution center (200,000 square feet) to a major eastern returns processing center. Due to a change in business strategy, the distribution center in Tilburg, The Netherlands, originally anticipated to be a 600,000 square foot facility serving the pan-European market is now planned as a 270,000 square foot facility primarily to serve the Dutch market. European product flow will continue to be allocated primarily to individual in-country distribution centers.

     In 2000, the Company will begin the implementation of the next generation of operations and logistics systems, built around a client-server warehouse management system, allowing all of its North American distribution centers to increase operating capacity from 20 hours a day to 24 hours a day. In the area of process improvement, the Company works continuously to advance its formal systems for evaluating and tracking key performance metrics such as responsiveness to customers, processing accuracy, and order fill rate. Ingram Micro uses these metrics as well as customer satisfaction surveys to measure improvements on all key elements believed to be important to the customer. This information, when used in conjunction with Ingram Micro's core values, allows the Company's associates to provide a high level of customer satisfaction. The Company's commitment to superior service has been widely recognized throughout the industry. For example, in their 15th annual Preferred Distributor Study, Computer Reseller News rated Ingram Micro a preferred distributor in more categories than any other distributor in 1999.

     Ingram Micro strives to maximize order fill rates by maintaining optimum quantities of product in its 70 distribution centers worldwide. The Company's advanced control systems and processes enable Ingram Micro to provide same-day shipping for any order in the United States received by 5:00 p.m., with highly accurate shipping performance. Another indication of the quality of Ingram Micro's processes is the ISO 9002 certification of all U.S. business units including customer service, returns, consolidation, operations, configuration, distribution center, sales and purchasing, as well as a number of comparable business units located outside the U.S. In addition, the Company has implemented a number of programs that significantly reduce the time required for resellers to obtain product. For example, the Company offers co-location services in which Ingram Micro sets up a permanent location either on site or adjacent to a supplier's manufacturing facility. Ingram Micro takes possession of product at the supplier's location and then ships it to the reseller or end-user, depending on the reseller's specification, cutting out a large portion of costs from the supply chain.

     DELIVER WORLD-CLASS OUTSOURCING AND VALUE-ADDED PROGRAMS TO SUPPLIERS AND RESELLERS. As a global service-focused organization, Ingram Micro strives to compete on the basis of total value rather than solely on price. By understanding and anticipating customer needs, the Company continually develops innovative business solutions to provide full back-room outsourcing services to suppliers and resellers. Ingram Micro's GPS division assists suppliers in outsourcing standard business functions, such as logistics and end-user fulfillment. The Affiniti division aims to transform the Company's relationships with its reseller customers from pure transactional relationships to consultative partnerships where Ingram Micro satisfies not only the customers' product needs but also their service requirements. Such relationships are designed to enable the Company to transition from a product-centric commodity business to a full solution and services provider, with expected benefits in revenue and margin generation. Under the GPS and Affiniti initiatives, the Company identifies and deploys value-added services to its supplier and reseller partners such as warehousing, distribution, order management, product fulfillment, product reconfiguration, channel assembly, and e-commerce credit management. Ingram Micro, in conjunction with various strategic partners, provides additional services in areas such as e-commerce, telemarketing, transportation and marketing services. Together, these services are intended to link reseller customers and suppliers to Ingram Micro as a one-stop provider of information technology products and related services, while meeting demand by suppliers and resellers to outsource their non-core business activities and thereby lower their operating costs.

     MAINTAIN LOW COST LEADERSHIP THROUGH CONTINUOUS IMPROVEMENTS IN SYSTEMS AND PROCESSES. Intense competition and narrow margins characterize the information technology products and services distribution industry. As a result, achieving economies of scale and controlling operating expenses are critical to achieving and maintaining profitable growth. Over the past five years, the Company has been successful in reducing SG&A expenses (including expenses allocated from Ingram Industries prior to the Split-Off) as a percentage of net sales, to 4.0% in 1999 from 4.9% in 1995.

     Work is in progress on a number of programs designed to continue reducing operating expenses as a percentage of net sales. Many U.S.-developed programs are slated for implementation in the Company's international operations, while other programs are region-specific. Current productivity improvement programs include: (i) system enhancements to automatically route orders to the most cost-efficient warehouse based on customer needs and warehouse capacity; (ii) increased utilization of most of the Company's existing warehouse locations resulting from the expansion of operating hours from 20 to 24 hours per day;
(iii) automated proof-of-delivery notifications to improve collection on past due invoices; (iv) creation of "co-location" programs with key vendors to ship product directly from the vendor to the end-user; (v) enhancements that allow a close integration of major systems -- such as logistics and material handling platforms -- resulting in increased efficiencies, product traceability, and service offerings; and (vi) the expansion of the Company's electronic commerce tools, including deployment of Internet ordering capabilities in 17 countries to date, to increase the number of orders placed without the assistance of a telesales representative. See "-- Information Systems."

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

     Transferring functional skills and implementing cross-training programs across all Ingram Micro locations have proven to be important factors in the Company's growth and global expansion. A rigorous and systematic process is being implemented for defining, developing and delivering the highest quality training solutions in the most cost-effective way. In conjunction with these training programs, the Company is expanding its human resources systems worldwide to provide enhanced applicant tracking, hiring screens, career and succession planning, education assistance, stock ownership participation, and benefits administration. Also, the Company continues to seek top quality associates worldwide through local, professional, and college recruiting programs. Recognizing that hiring and retaining associates hinges, in part, on providing a competitive salary and benefits package, the Company has developed a global salary structure based on a comprehensive review of competitive salaries and benefits by region. Based on feedback from the Company's annual associate surveys and leadership behavior questionnaires, Ingram Micro has modified many aspects of its programs and processes.

CUSTOMERS

     Ingram Micro sells to more than 175,000 reseller customers in more than 100 countries worldwide. No single customer accounted for more than 4% of Ingram Micro's net sales in 1999, 1998, or 1997.

     The Company conducts business with most of the leading resellers of information technology products and services around the world including, in the United States, Best Buy, Buy.com, CDW Computer Centers, CompUSA, Dell Computer, Insight, MicroAge, Micro Warehouse, Office Max, PC Connection and Staples. The Company's reseller customers outside the United States include Club Compu Price, DGS Retail Limited, EDS Innovations, Future Shop, GE Capital, Laboratorios Magneticos, Micro Warehouse, Nueva Wal Mart and Telenor. In most cases, the Company has resale contracts with its reseller customers which are generally terminable at will after a short notice period, and have no minimum purchase requirements. The Company's business is not substantially dependent on any such contracts.

     Ingram Micro is well positioned to provide fulfillment and value-added services to the Internet reseller marketplace. As of January 1, 2000, Ingram Micro supported 34 Internet resellers (defined as those resellers whose primary point of sale to their end-users is via the reseller's web site). Ingram Micro's sales organization has specific resources dedicated to the recruitment, development and sales support of the Internet reseller.

     The Company's GPS Division provides a number of information technology product manufacturers with supply chain optimization services including: call center management, customer service, credit management, financial services, invoicing, technical service, order management, warehouse management, kitting, customized shipping labels, and reverse logistics services. The Company's agreements with these manufacturers are generally for a number of years, although either party may terminate the agreement after a relatively short notice period.

     The Company has specific agreements in place with its Affiniti customers to provide order management, logistics management, configuration management and procurement management services. Customers include CompUSA, SARCOM, Software Spectrum and Unisys in the United States, ABM and Mobile Direct in Canada, and GE Capital, IMS and Telenor in Europe. These agreements generally have longer terms than the Company's resale agreements, but, in most cases, can be terminated on relatively short notice by either party without cause.

SALES AND MARKETING

     As of the end of fiscal 1999, Ingram Micro's sales department employed approximately 3,600 sales representatives worldwide. Of these, approximately 1,300 representatives are located in the United States, 1,350 in Europe, and 900 in other regions. These individuals assist resellers with product specifications, system configuration, new product/service introductions, pricing, and availability.

     The sales organization is structured to focus on resellers, who comprise the following market sectors:

     - VAR (value-added resellers): Internet service providers, corporate resellers, direct marketers, independent dealers and owner-operated chains;

     - Consumers: Internet storefronts, consumer electronics stores, computer superstores, mass merchants, office product superstores, and warehouse clubs; and

     - Telecommunications: telephone companies, telecommunications contractors and interconnect value-added resellers.

     The Company's product management and marketing groups also promote Ingram Micro's sales growth and facilitate customer contact. For example, Ingram Micro's marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by the Company's in-house marketing organization, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, and assistance with trade shows and other events.

     SELLING ARRANGEMENTS. The Company offers various credit terms to qualifying customers as well as prepay, credit card, and cash on delivery terms. The Company also offers "end-user" financing based upon the end-user's creditworthiness and collects outstanding accounts receivable on behalf of the reseller. The Company closely monitors reseller customers' creditworthiness through IMpulse, which contains detailed information on each customer's payment history as well as other relevant information. In addition, the Company participates in a U.S. credit association whose members exchange customer credit rating information. In most markets, the Company utilizes various levels of credit insurance to allow sales expansion and control credit risks; for example, in Europe, approximately 90% of the Company's sales are covered by credit insurance. The Company establishes reserves for estimated credit losses in the normal course of business. If the Company's receivables were to experience a substantial deterioration in their collectibility or if the

Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

     The Company also sells to certain customers in the United States through arrangements that involve higher volume sales on limited lines of product. These sales are generally funded by floor plan financing companies whose fees are subsidized by the Company's suppliers. Historically, the Company received payment from these financing institutions within three business days from the date of the sale, allowing the Company's master reseller business to operate at much lower relative working capital levels than the Company's distribution business. Starting in the second half of 1998, certain of the industry's leading hardware manufacturers reduced their flooring fee subsidies. As a result, payments from institutions that finance master reseller sales with these reduced subsidies are now received within 15 days. This delay in payment has increased the Company's average borrowing levels and interest costs.

PRODUCTS AND SUPPLIERS

     Ingram Micro believes that it has the largest inventory of products in the industry, based on a review of its major competitors' publicly available data. The Company distributes and markets more than 280,000 products (as measured by distinct part numbers assigned by manufacturers and other suppliers) from the industry's premier computer hardware manufacturers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the manufacturers' relative importance to Ingram Micro also varies from country to country. On a worldwide basis, the Company's sales mix is more heavily weighted toward hardware products than software products. Net sales of software products have decreased as a percentage of total net sales in recent years due to a number of factors, including bundling of software with microcomputers, increased prevalence of software licensing as compared to sales of individual software titles and declines in software prices. The Company believes that this is a trend that applies to the information technology products distribution industry as a whole, and the Company expects it to continue.

     Ingram Micro's worldwide suppliers include leading computer hardware manufacturers, networking equipment manufacturers, and software publishers such as 3Com, Apple Computer, Cisco Systems, Compaq Computer, Corel, Epson, Hewlett-Packard, IBM, Intel, Iomega, Microsoft, NEC Technologies, Novell, Quantum, Seagate, Sun Microsystems, Symantec, Toshiba, Viewsonic, and Western Digital.

     The Company's suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant the following: (i) its services with regard to products which it configures for its customers, and (ii) products which it builds to order from components purchased from other sources.

     The Company has written distribution agreements with many of its suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which Ingram Micro is permitted to distribute the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. A supplier who elects to terminate a distribution agreement generally will repurchase its product carried in the distributor's inventory. The Company does not believe that its business is substantially dependent on the terms of any such agreements.

     The Company's business, like that of other distributors, is subject to the risk that the value of its inventory will be affected adversely by suppliers' price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of most technology product suppliers to protect distributors, such as the Company, from the loss in value of inventory due to technological change or the supplier's price reductions. Under many such agreements, the distributor has a designated period of time within which to return for credit or exchange for other products a portion of those inventory items purchased. In addition, under the terms of many distribution agreements and if the distributor complies with certain conditions, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions. In the last year, however, major PC suppliers have decreased the availability of price protection for distributors. It is now more difficult for the Company to match its inventory levels with price protection periods. The time periods within which distributors may receive rebates or credit from manufacturers for decreases in prices on unsold inventory are shorter. Consequently, the Company's risk of loss has increased due to declines in the value of inventory held by the Company after such price protection periods have passed. The Company is taking various actions, including closer monitoring of its inventory levels and decreased purchases, to lessen such risk.

     While the industry practices discussed above are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value, management believes that these practices provide a level of protection from such declines. No assurance can be given, however, that such practices will continue or that they will adequately protect the Company against declines in inventory value.

SERVICES

     Ingram Micro offers a variety of services to resellers and manufacturers. The Company's Frameworks offering features reconfiguration to OEMs, and includes other services in the U.S. and Europe. Through its GPS division, the Company provides outsourcing services to manufacturers and through its Affiniti division, it provides outsourcing services to its large reseller customers.

     FRAMEWORKS. Ingram Micro introduced Frameworks, a channel assembly and configuration initiative, in 1997 to improve efficiency and assist in reducing manufacturers' inventory overhead. Frameworks, currently provides reconfiguration services within each region Ingram Micro operates. Reconfiguration consists of opening brand named finished product and upgrading it with features such as memory, components, accessories, and third party software. Reconfiguration is provided in the U.S. at two dedicated Frameworks facilities and under co-location arrangements established adjacent to OEM assembly operations in Houston, Texas; Raleigh, North Carolina; and Richmond, Virginia. Outside the U.S., reconfiguration is performed at several of the Company's distribution facilities around the world. Within the U.S. and European regions, Frameworks services also include channel assembly (bringing together individual OEM components into a manufacturer-authorized computer), manufacturing of private label and unbranded systems, as well as other manufacturing services.

     GLOBAL PARTNER SERVICES. Ingram Micro established the GPS division in 1999 to provide outsourcing services to manufacturers. GPS, currently a U.S. and Canadian initiative, helps manufacturers seamlessly provide end-users with product selection, purchasing, delivery and customer service.

     Ingram Micro provides a complete logistics and outsourcing solution to manufacturers through its GPS division. The Company's service offerings include warehousing, distribution, order management, product fulfillment, and credit management, among others. Various strategic partners, working with Ingram Micro, provide services in areas such as e-commerce, telemarketing, transportation, and marketing services. These relationships include joint engagement with key customers, as well as the development of value-added solutions to increase customer satisfaction and expand opportunities.

     The Company's agreements with these manufacturers are generally for a number of years, although either party may terminate the agreement after a relatively short notice period.

     AFFINITI. In order to take advantage of the Company's scale and service offerings, Ingram Micro also established Affiniti in 1999 within its U.S., Canadian, and European operations. Affiniti provides the Company's large reseller customers with outsourcing and supply chain management services. This service offering includes order management, product procurement, configuration, fulfillment, marketing services and certain other outsourcing services. Resellers benefit by reducing their fixed investments while at the same time having access to the latest technology and logistics services through Ingram Micro.

     The Company has specific agreements in place with its Affiniti customers to provide order management, procurement management, configuration management and logistics management services. Customers include CompUSA, SARCOM, Software Spectrum and Unisys in the United States, ABM and Mobile Direct in Canada, and GE Capital, IMS and Telenor in Europe. These agreements generally have longer terms than the Company's resale agreements, but, in most cases, can be terminated on relatively short notice by either party without cause.

INFORMATION SYSTEMS

     Ingram Micro's systems are primarily mainframe-based and provide the high level of scalability and performance required to manage such a large and complex business operation. IMpulse, Ingram Micro's enterprise wide system, is a single, standardized, real-time information system and operating environment, used across substantially all of the Company's worldwide operations. It has been customized as necessary for use in all countries in which the Company operates and has the capability to handle multiple languages and currencies. On a daily basis, the Company's systems typically handle 60 million on-line transactions, compared to 12 million on-line transactions handled on a daily basis by IMpulse in 1996. The Company has designed IMpulse as a scalable system that has the capability to support increased transaction volume. The overall internal response time for the Company's IMpulse system consisting of over 47,000 terminal sessions (terminals, printers, personal computers, and radio frequency hand held terminals) is less than one second.

     Worldwide, Ingram Micro's centralized processing system supports more than 40 operational functions including customer management, inventory management, order management, warehouse management, and accounting. At the core of the IMpulse system is on-line, real-time distribution software to which considerable enhancements and modifications have been made to support the Company's low cost business model and its growth. The Company makes extensive use of advanced telecommunications technologies with customer service-enhancing features, such as Automatic Call Distribution to route customer calls to the telesales representatives. The Telesales Department uses its Sales Wizard system for on-line, real-time tracking of all customer calls, for proactive outbound calling, and for status reports on sales statistics such as number of customer calls, customer call intentions, and total sales generated. IMpulse allows the Company's telesales representatives to deliver real-time information on product pricing, inventory availability, and order status to reseller customers. The Sales Adjusted Gross Profit pricing system enables telesales representatives to make informed pricing decisions through access to specific product and order and fulfillment-related costs for each sales opportunity.

     In the United States, the Company has implemented CTI technology, which provides the telesales representatives with Automatic Number Identification capability and advanced telecommunications features such as on-screen call waiting and automatic call return, thereby reducing the time required to process customer orders.

     In order for Ingram Micro to act as the agent of commerce among suppliers, resellers, and end-users, the Company greatly improved its web site, www.ingrammicro.com during 1999. The Company is rapidly enhancing and deploying seamless, easy-to-use electronic commerce solutions that provide resellers with the ability to do business with Ingram Micro and with end-users at lower cost. The Company's electronic commerce capabilities have expanded during 1999 through two major enhancements to the Ingram Micro web site. The first enhancement provided 24 hours a day/7 days a week ordering capability, along with a major re-design of the user interface and product search functionality. The second enhancement added end-user quote generation and financing options. These enhancements, bundled with InsideLine, a direct communication link that furnishes resellers with real-time access to the Company's mainframe inventory systems, create a strong base from which to roll out additional customer-focused solutions. VentureTech Network uses these developments to provide customers an end-user web storefront targeted specifically to the small-to-medium sized business market segment. The site provides targeted content and promotional offerings to end-users, and allows Ingram Micro customers to conduct business transactions via the Internet with their end-users.

     To complement Ingram Micro's telesales, customer service, and technical support capabilities, IMpulse offers a number of different electronic products and services through which customers can conduct business with the Company. These products and services include the Customer Automated Purchasing System, Electronic Data Interchange, the Bulletin Board Service, internet-based Electronic Catalog, TechNotes, and Auction Block. The Electronic Catalog provides reseller customers with access to product pricing and availability, with the capability to search by product category, name, or manufacturer. TechNotes is a comprehensive multi-manufacturer database which customers can deploy on their own web sites and contains timely and accurate product, sales, and technical information. TechNotes information is updated regularly by the manufacturers. Auction Block is a real-time, on-line bidding service that allows reseller customers to competitively bid on unopened products that are not returnable to suppliers (e.g., discontinued products, products with cosmetic damage to their packaging, returned products not conforming to the supplier's return policies).

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

     The Company employs various security measures and backup systems designed to protect against unauthorized use or failure of its information systems. Access to the Company's information systems is controlled through the use of passwords and additional security measures are taken with respect to sensitive information. The Company has a contract with Sungard Recovery Services for disaster recovery. In addition, the Company has backup power sources for emergency power. The Company has not in the past experienced significant failures or downtime of IMpulse or any of its other information systems, but any such failure or significant downtime could prevent it from taking customer orders, printing product pick-lists and/or shipping product, and could also prevent the Company's customers from accessing price and product availability information.

     The Company believes that in order to remain competitive, it will be necessary to continuously upgrade its information systems. The Company's mainframe computer systems were upgraded during 1999 to allow for continued growth and to allow further and faster integration of new web-based technology with the legacy systems. The Company has also begun to migrate its IMpulse system from a mainframe-based system using Cobol language to a client-server based system using Oracle database management systems. The Company believes that this new information system architecture will address the Company's need for a distributed computing environment. Doing so will provide for improved and simpler connectivity to vendors and customers 24 hours a day/7 days a week and will increase system scalability and fault tolerance.

EURO CONVERSION

     On January 1, 1999, a single currency called the euro was introduced in Europe. Eleven of the 15 member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has implemented plans to address the issues raised by the euro currency conversion. These plans include, among others, the need to adapt computer information systems and business processes and equipment to accommodate euro-denominated transactions; the need to analyze the legal and contractual implications on contracts; and the ability of the Company's customers and vendors to accommodate euro-denominated transactions on a timely basis. Since the implementation of the euro on January 1, 1999, the Company has experienced improved efficiencies in its cash management program in Europe as all intra-company transactions within participating countries are conducted in euros. In addition, the Company has reduced hedging activities in Europe for transactions conducted between euro participating countries. Since the Company's information systems and processes generally accommodate multiple currencies, the Company anticipates that modifications to its information systems, equipment and processes will be made on a timely basis and does not expect any failures which would have a material adverse effect on the Company's financial position or results of operations or that the costs of such modifications will have a material effect on the Company's financial position or results of operations. The Company has not experienced any material adverse effects on its financial position or results of operations in connection with the January 1, 1999 first stage conversion.

NON-U.S. OPERATIONS AND EXPORT SALES

     OPERATIONS OUTSIDE THE UNITED STATES. The Company has subsidiaries or offices outside the U.S. in 30 countries and sales representatives in another four countries, including Argentina, Australia, Brazil, Canada, China, Colombia, Costa Rica, Chile, Ecuador, Hungary, India, Indonesia, Malaysia, Mexico, New Zealand, Norway, Panama, Peru, Singapore, Switzerland, Thailand, Venezuela, and 12 countries of the European Union: Austria, Belgium, Denmark, Finland, France, Germany, Italy, The Netherlands, Portugal, Spain, Sweden and The United Kingdom. In 1999, 1998, and 1997, 40.1%, 34.7%, and 30.4%, respectively, of the Company's net sales were derived from operations outside of the United States. The Company expects its net sales from operations outside the United States to increase as a percentage of total net sales in the future due primarily to organic growth and, to a lesser extent, acquisitions.

     The Company's net sales from operations outside the United States are primarily denominated in currencies other than the U.S. dollar. Accordingly, the Company's operations outside the United States impose risks upon its business as a result of exchange rate fluctuations. Additionally, the Company's net sales from operations outside the United States expose the business to financial risks from interest rate fluctuations in foreign markets. The Company mitigates most of this risk primarily through matching the currencies of its non-U.S. costs and revenues, borrowing in foreign currencies, and utilizing derivative financial instruments such as forward exchange contracts and interest rate swaps. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. -- Quantitative and Qualitative Disclosures About Market Risk."

     EXPORT MARKETS. The Company continues to serve markets where it does not have a stand-alone, in-country presence through its general telesales operations in Santa Ana, California and Buffalo, New York and in Export offices in Miami, Florida; and Heerlen, The Netherlands. In addition, the Export branch in Latin America has field sales representatives based in Bogota, Colombia; San Jose, Costa Rica; Caracas, Venezuela; Quito, Ecuador; San Juan, Puerto Rico; and Sao Paulo, Brazil.

     For segment information regarding the Company's United States and non-U.S. operations, see Note 10 of Notes to Consolidated Financial Statements.

COMPETITION

     The Company operates in a highly competitive environment, both in the United States and internationally. The information technology products and services distribution industry is characterized by intense competition, based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and service, and availability of technical and product information. The Company believes it competes favorably with respect to each of these factors.

     Ingram Micro competes in the U.S. against full-line distributors such as Tech Data, Merisel and Pinacor (MicroAge's distribution arm), as well as specialty distributors such as Gates/Arrow (desktop and enterprise products), Daisytek (consumables), Access Graphics (enterprise products) and Avnet (industrial and enterprise products). Ingram Micro competes internationally with a variety of national and regional distributors. In the European market, competitors include international distributors such as Tech Data (which acquired Computer 2000, a European competitor). During 1999, CHS Electronics, a large international competitor, began divesting the majority of its operations in Europe and in Latin America to the respective management groups. European regional and local competitors include the divested European operations of CHS, Actebis, Raab Karcher and Scribona. In Canada, Ingram Micro competes with Merisel, Beamscope and Tech Data (which acquired Globelle in 1999). In Latin America, Ingram Micro competes with international distributors such as Tech Data, and several regional and local distributors including the divested Latin American operations of CHS, MPS Mayorista, Alvimer and Sonda-Beamscope S.A. In the Asia Pacific market, Ingram Micro faces both regional and local competitors, of whom the largest are Tech Pacific, a broadline distributor and SiS Distribution Ltd., a Hong Kong-based distributor of microcomputer products.

     The Company is constantly seeking to expand its business into areas closely related to its core information technology products and services distribution business. As the Company enters new business areas, including value-added services, it may encounter increased competition from current competitors and/or from new competitors, some of which may be current customers of the Company. As electronic purchases of software become more prevalent in the industry, electronic software distributors may become significant competitors of the Company. In addition, the Company will continue to seek new opportunities to provide warehousing and distribution support to Internet storefronts. Electronic commerce companies could potentially compete with the Company by purchasing product directly from manufacturers and selling to reseller or end-user customers.

     The Company believes that as customers move their back-room operations to distribution partners, outsourcing and value-added capabilities will become more important competitive factors. Examples of value-added capabilities include channel assembly, configuration, innovative financing programs, and order fulfillment programs. Many of the Company's manufacturers and reseller customers are looking to outsourcing partners to perform back-room operations. There are many potential competitors that provide outsourcing services including other distributors, freight companies such as United Parcel Service and Federal Express, and logistics outsourcing companies such as Excel Logistics.

     Ingram Micro also competes with hardware manufacturers and software publishers that sell directly to reseller customers and end-users.

ASSET MANAGEMENT

     The Company seeks to maintain sufficient quantities of product inventories to achieve high order fill rates. The Company believes that the risks associated with slow moving and obsolete inventory are mitigated by price protection and stock return privileges provided by suppliers and also by establishing and continuing to accrue for excess and obsolete inventory reserves based upon current requirements. In the event of a supplier price reduction, the Company generally receives a credit for products based upon the terms and conditions with that supplier. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations.

     Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of decline in the value of inventory. However, major PC suppliers have stated that it is their intention to control the amount of inventory in the channel, particularly in light of the growth of vendor direct and channel assembly strategies. In the last year, many suppliers have changed the terms and conditions of their price protection plans from "full coverage" to "past shipment coverage." This results in an exposure for the distribution partner. The shorter time periods during which distributors may receive credit for decreases in manufacturer prices on unsold inventory have made it more difficult for the Company to match its inventory levels with the price protection periods. Consequently, the Company's risk of loss due to declines in value of inventory held by the Company after such price protection periods have passed has increased.

     Inventory levels may vary from period to period, due in part to the addition of new suppliers or new lines with current suppliers and large cash purchases of inventory due to advantageous terms offered by suppliers. In addition, payment terms with inventory suppliers may vary from time to time, and could result in less inventory being financed by vendors and a greater amount of inventory being financed by the Company's capital.

EMPLOYEES

     As of January 1, 2000, the Company employed 15,363 associates located in the following regions: United States -- 8,003, Europe -- 4,466, and all other regions -- 2,894. Ingram Micro's success depends on the skill and dedication of its associates. The Company strives to attract, develop, and retain outstanding personnel. Certain of the Company's operations in Europe, Latin America and Canada are subject to collective bargaining or similar arrangements. The Company has a process for continuously measuring the status of associate relations and responding to associate priorities.

     In February 1999, the Company initiated a plan principally in the United States, but also in Europe, to streamline operations and reorganize resources to increase flexibility and service and maximize cost savings and operational efficiencies. This reorganization plan included several organizational and structural changes, including the closing of the Company's California-based consolidation center and certain other redundant locations, realignment of the Company's sales force and the creation of a product management organization that integrates purchasing, vendor services, and product marketing functions, as well as a realignment of administrative functions and processes. Outside the U.S., the Company increased its cost effectiveness with process improvement efforts directed at increasing productivity in its distribution centers. In addition, during the fourth quarter of 1999, further organizational and strategic changes were implemented in the Company's Frameworks organization including the selection of an outsource partner to produce unbranded systems and the reallocation of resources to the Company's custom-configuration services capabilities.

     On March 6, 2000, the Company named Kent B. Foster chief executive officer and president. He was also elected to Ingram Micro's board of directors. Jerre
L. Stead will remain chairman of the board until his retirement at the Company's annual meeting of shareowners in May 2000, at which time Mr. Foster will succeed him as chairman.

EXECUTIVE OFFICERS AND/OR REGIONAL PRESIDENTS OF THE COMPANY

     The following table sets forth certain information with respect to each person who is an executive officer and/or regional president of the Company as of March 6, 2000:

                                  PRESENT AND PRIOR POSITIONS HELD WITHIN
         NAME            AGE              THE PAST FIVE YEARS(1)              YEARS POSITIONS HELD
         ----            ---      ---------------------------------------     --------------------
Kent B. Foster(2)......  56    Chief Executive Officer and President          03/00 to current
                               President, GTE, a telecommunications services  06/95 to 12/99 company
                               Vice Chairman and President, GTE Telephone     01/93 to 06/95
                                 Operations
Michael J. Grainger....  47    Executive Vice President and Worldwide Chief   10/96 to current
                                 Financial Officer
                               Chief Financial Officer                        05/96 to 10/96
                               Vice President and Controller, Ingram          07/90 to 10/96
                                 Industries
Kevin M. Murai.........  36    Executive Vice President and President,        03/00 to current
                                 Ingram Micro U.S.
                               Senior Vice President, Chief Operating         01/00 to 03/00
                                 Officer and Acting President, Ingram
                                 Micro U.S.
                               Senior Vice President and President, Ingram    12/97 to 01/00
                                 Micro Canada
                               Vice President, Operations, Ingram Micro       01/93 to 12/97
                                 Canada
Gregory M.E.             43    Executive Vice President and President,        06/99 to current
  Spierkel.............          Ingram Micro Europe
                               Senior Vice President and President, Ingram    07/97 to 06/99
                                 Micro Asia-Pacific
                               Vice President, Global Sales & Marketing,      03/96 to 06/97
                                 Mitel Inc., a manufacturer of
                                 telecommunications and semiconductor
                                 products
                               President, North America, Mitel Inc.           04/92 to 03/96

                                  PRESENT AND PRIOR POSITIONS HELD WITHIN
         NAME            AGE              THE PAST FIVE YEARS(1)              YEARS POSITIONS HELD
         ----            ---      ---------------------------------------     --------------------
Guy P. Abramo..........  38    Senior Vice President and Chief Information    01/00 to current
                                 Officer
                               Senior Vice President and Acting Chief         11/99 to 01/00
                                 Information Officer
                               Senior Vice President, Marketing, Worldwide    09/98 to 11/99
                               Partner, Yankelovich Partners, a marketing     05/98 to 10/98
                                 professional services company
                               Managing Director, Marketing Intelligence,     02/95 to 05/98
                                 Peat Marwick, LLP, an accounting and
                                 professional services company
                               Manager, Marketing, Mobil Corporation, an      06/87 to 02/95
                                 international oil company
James E. Anderson, Jr..  52    Senior Vice President, Secretary and General   01/96 to current
                                 Counsel
                               Vice President, Secretary and General          09/91 to 11/96
                                 Counsel, Ingram Industries
Asger Falstrup.........  50    Senior Vice President and President Ingram     01/00 to current
                                 Micro Canada
                               Vice President Northern Europe                 11/96 to 01/00
                               Managing Director, Denmark                     08/94 to 11/96
David M. Finley........  59    Senior Vice President, Human Resources,        07/96 to current
                                 Worldwide
                               Senior Vice President, Human Resources,        05/95 to 07/96
                                 Budget Rent a Car, a car rental company
                               Vice President, Human Resources, The           01/77 to 05/95
                                 Southland Corporation, a convenience
                                 retail company
Henri T. Koppen........  57    Senior Vice President and President, Ingram    03/00 to current
                                 Micro Asia-Pacific
                               Senior Vice President and President, Ingram    01/98 to 02/00
                                 Micro Latin America
                               President, Latin America, General Electric     07/96 to 12/97
                                 Capital Information Technology Solutions,
                                 a systems integrator/reseller company
                               Vice President, Latin America, Ameridata       05/95 to 07/96
                                 Global Inc., a systems integrator/reseller
                                 company
                               General Manager, Mexico, Control Data          05/94 to 05/95
                                 Systems, a systems manufacturer and
                                 integrator
Donald R. Lyman........  54    Senior Vice President and President, Ingram    03/00 to current
                                 Micro Latin America
                               Senior Director, Latin America Export          08/99 to 02/00
                               Channel Sales Manager, Latin America,          01/99 to 07/99
                                 IBM Personal Systems Group, a systems
                                 manufacturer
                               Netfinitiy Business Unit Manager, IBM          02/98 to 12/98
                                 Personal Systems Group
                               Channel Manager, IBM Personal Systems Group    10/95 to 01/98
                               Brand Manager, Commercial Desktop,             09/92 to 10/95
                                 IBM Personal Systems Group

                                  PRESENT AND PRIOR POSITIONS HELD WITHIN
         NAME            AGE              THE PAST FIVE YEARS(1)              YEARS POSITIONS HELD
         ----            ---      ---------------------------------------     --------------------
James F. Ricketts......  53    Corporate Vice President and Worldwide         04/99 to current
                                 Treasurer
                               Vice President and Worldwide Treasurer         09/96 to 04/99
                               Treasurer, Sundstrand Corporation, a           02/92 to 09/96
                                 manufacturer of aerospace and related
                                 technology

---------------
(1) The first position and any other positions not given a separate corporate identification are with the Company.

(2) Mr. Foster is a director of Campbell Soup Co., J.C. Penney Co. Inc., and New York Life Insurance Co.

TRADEMARKS AND SERVICE MARKS

     The Company owns or is the licensee of various trademarks and service marks, including, among others, "Ingram Micro," "IMpulse," the Ingram Micro logo, "Partnership America," "Leading the Way in Worldwide Distribution," "Frameworks Total Integration Services," "Affiniti," "VentureTech Network" and "eSolutions." Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though the Company's marks may not be registered in every country where the Company conducts business, in many cases the Company has acquired rights in those marks because of its continued use of them. Management believes that the value of the Company's marks is increasing with the development of its business, but that the business of the Company as a whole is not materially dependent on such marks.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be "forward-looking statements" within the meaning of the Act. In order to take advantage of the "safe harbor" provisions of the Act, the Company identifies the following important factors which could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed by the Company in forward-looking statements made by or on behalf of the Company:

          (1) Intense competition may lead to reduced prices, lower sales or reduced sales growth, and lower gross margins. This includes competition from alternative business models, such as direct manufacturer to end-user selling.

          (2) The Company's narrow margins magnify the impact on operating results of variations in operating costs. A number of factors may reduce the Company's margins. For example, if PC manufacturers substantially reduce or terminate price protection programs, if PC manufacturers substantially raise the threshold on sales volume before distributors may qualify for discounts and/or rebates or reduce the overall amount of incentives available, if the Company's receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company's financial condition and results of operations may be adversely impacted.

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

          (12) The Company may experience an increased risk of credit loss as a result of reseller customers' businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers.

          (13) The failure of certain shipping companies to deliver product to the Company, or from the Company to its customers, may adversely impact the Company's results of operations.

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

ITEM 2. PROPERTIES

     Ingram Micro's worldwide executive headquarters, as well as its West Coast sales and support offices, are located in a three-building office complex in Santa Ana, California. The Company also maintains an East Coast operations center in Williamsville (Buffalo), New York. In October, 1999, the Company established an office site in Mississauga (Toronto), Ontario, Canada.

     As of March 6, 2000, the Company operates seven distribution centers throughout the continental United States. The Company also operates 63 distribution centers outside of the U.S. -- in Argentina, Australia, Brazil, Canada, Chile, China, India, Indonesia, Hong Kong, Malaysia, Mexico, New Zealand, Norway, Peru, Singapore, Switzerland, Thailand, and most countries of the European Union.

     As of March 6, 2000, the Company operates two integration centers located in Memphis, Tennessee and 's-Hertogenbosch, The Netherlands. As of the same date, the Company operates three returns centers, two in Santa Ana, California and one in Toronto, Canada.

     As of March 6, 2000, all of the Company's facilities are leased, with the exception of the office in Buenos Aires, Argentina and the combination office and distribution facility in Santiago, Chile. These leases have varying terms. The Company does not anticipate any material difficulty in renewing any of its leases as they expire or securing replacement facilities, in each case on commercially reasonable terms. In addition, the Company owns two undeveloped properties in Santa Ana, California totaling approximately 16.27 acres, and has options on approximately 60 acres in Millington, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

     As a result of an internal review by the Company of export shipments made from its United States distribution facilities, the Company has determined that certain of these shipments and related documentation were not in compliance with U.S. export regulations. The Company has notified the appropriate federal government agencies pursuant to applicable voluntary self-disclosure procedures (the "Disclosure"). The reported shipments consisted of modems and other telecommunications products and shrink-wrapped, commercial software readily available through normal retail outlets that contained encryption features controlled under export regulations. These shipments had a total value of approximately $673,240. Violations of export laws and regulations are subject to both civil and criminal penalties, including in appropriate circumstances suspension or loss of export privileges. Since the Disclosure, a representative of the Department of Commerce has requested additional documents relating to the Disclosure, which the Company provided in January 1999. The Department has not communicated with the Company since then. The Company does not know what position the Department will take upon further review of the Disclosure. The Company is not able to estimate at this time the amount or nature of penalties, if any, that might be sought against the Company as a result of the reported violations; however, penalties to which the Company potentially may be subject could be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 27, 2000, there were 636 holders of record of the Class A Common Stock and 134 holders of record of the Class B Common Stock. The Company believes that there are approximately 35,000 beneficial holders of the Class A Common Stock.

     Information as to the Company's quarterly stock prices is included on the inside back cover of the Company's 1999 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal market on which the Class A Common Stock is traded is included on the inside back cover of the Company's 1999 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     DIVIDEND POLICY. The Company has not declared or paid any dividends on its Class A or Class B Common Stock in the preceding two fiscal years. The Company currently intends to retain its future earnings to finance the growth and development of its business and, therefore, does not anticipate declaring or paying cash dividends on its Class A or Class B Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of the Company's debt facilities contain restrictions on the declaration and payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of Ingram Micro for the five year period ended January 1, 2000 is included on page 18 of the Company's 1999 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 30 through 50 of the Company's 1999 Annual Report to Shareowners which are also included as part of
Exhibit 13.01 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in Item 14 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19 through 29 of the Company's 1999 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and are incorporated in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required disclosure is included on pages 28 through 29 of the Company's 1999 Annual Report to Shareowners, which is also included as part of Exhibit
13.01 and incorporated in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements are included on pages 30 through 50 of the Company's 1999 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 14 below.

     A financial statement schedule for the Company, and report thereon, are included on pages 27 and 28, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

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

     The Notice and Proxy Statement for the 2000 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, and 13).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 17, 2000, except as to the second paragraph of Note 5, which is as of March 8, 2000, all appearing on pages 30 through 51 in the 1999 Annual Report to Shareowners, are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorpo-rated in Items 5, 6, 7, 7A and 8, the 1999 Annual Report to Shareowners is not deemed filed as part of this Annual Report on Form 10-K.

                                                               PAGE NO. IN
                                                              ANNUAL REPORT
                                                              TO SHAREOWNERS
                                                              --------------
Index to Financial Information..............................        17
Consolidated Balance Sheet at January 1, 2000 and January 2,
  1999......................................................        30
Consolidated Statement of Income for the years ended January
  1, 2000, January 2, 1999, and January 3, 1998.............        31
Consolidated Statement of Stockholders' Equity for the years ended January 1, 2000, January 2, 1999, and January 3,
  1998......................................................        32
Consolidated Statement of Cash Flows for the years ended
  January 1, 2000, January 2, 1999, and January 3, 1998.....        33
Notes to Consolidated Financial Statements..................        34
Report of Independent Accountants...........................        51

     Pages 18 through 52 and the inside back cover page of the 1999 Annual Report to Shareowners of Ingram Micro Inc. include the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Independent Accountants' Report, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as
Exhibit 13.01 to this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULES:

     Schedule II -- Valuation and Qualifying Accounts.

     3. LIST OF EXHIBITS:

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
      3.01     Form of Certificate of Incorporation of the Registrant
               (incorporated by reference to Exhibit 3.01 to the Company's
               Registration Statement on Form S-1 (File No. 333-08453) (the
               "IPO S-1"))
      3.02     Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)
     10.01     Ingram Micro Inc. 2000 Executive Incentive Bonus Plan
     10.02     Reserved
     10.03     Reserved
     10.04     Reserved
     10.05     Reserved
     10.06     Amendment No. 1 to the Ingram Micro Inc. Amended and
               Restated 1996 Equity Incentive Plan (incorporated by
               reference to Exhibit 10.06 to the Company's Annual Report on
               Form 10-K for the fiscal year ended January 3, 1998)
     10.07     Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)
     10.08     Ingram Micro Inc. Key Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.08 to the IPO S-1)
     10.09     Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
     10.10     Ingram Micro Inc. Amended and Restated 1996 Equity Incentive
               Plan (incorporated by reference to Exhibit 10.10 to the IPO
               S-1)

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
     10.11     Reserved
     10.12     Credit Agreement dated as of October 30, 1996 among the
               Company and Ingram European Coordination Center N.V., Ingram
               Micro Singapore Pte Ltd., and Ingram Micro Inc., as
               Borrowers and Guarantors, certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative
               Agent for the Lenders and The Bank of Nova Scotia as
               Documentation Agent for the Lenders (incorporated by
               reference to Exhibit 10.12 to the Company's Registration
               Statement on Form S-1 (File No. 333-16667) (the "Thrift Plan
               S-1"))
     10.13     Amended and Restated Reorganization Agreement dated as of
               October 17, 1996 among the Company, Ingram Industries, and
               Ingram Entertainment (incorporated by reference to Exhibit
               10.13 to the Thrift Plan S-1)
     10.14     Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature
               pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)
     10.15     Board Representation Agreement dated as of November 6, 1996
               (incorporated by reference to Exhibit 10.15 to the Thrift
               Plan S-1)
     10.16     Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)
     10.17     Tax Sharing and Tax Services Agreement dated as of November
               6, 1996 among the Company, Ingram Industries, and Ingram
               Entertainment (incorporated by reference to Exhibit 10.17 to
               The Thrift Plan S-1)
     10.18     Reserved
     10.19     Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries,
               and Ingram Entertainment (incorporated by reference to
               Exhibit 10.19 to the Thrift Plan S-1)
     10.20     Reserved
     10.21     Amended and Restated Exchange Agreement dated as of November
               6, 1996 among the Company, Ingram Industries, Ingram
               Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)
     10.22     Agreement dated as of August 26, 1996 between the Company
               and Jerre L. Stead (incorporated by reference to Exhibit
               10.22 to the IPO S-1)
     10.23     Definitions for Ingram Funding Master Trust Agreements
               (incorporated by reference to Exhibit 10.23 to the IPO S-1)
     10.24     Asset Purchase and Sale Agreement dated as of February 10,
               1993 between Ingram Industries and Ingram Funding Inc.
               (incorporated by reference to Exhibit 10.24 to the IPO S-1)
     10.25     Pooling and Servicing Agreement dated as of February 10,
               1993 among Ingram Funding, Ingram Industries and Chemical
               Bank (incorporated by reference to Exhibit 10.25 to the IPO
               S-1)
     10.26     Amendment No. 1 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
               Agreement dated as of February 12, 1993, and the Liquidity
               Agreement dated as of February 12, 1993 (incorporated by
               reference to Exhibit 10.26 to the IPO S-1)
     10.27     Certificate Purchase Agreement dated as of July 23, 1993
               (incorporated by reference to Exhibit 10.27 to the IPO S-1)

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
     10.28     Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)
     10.29     Series 1993-1 Supplement to Ingram Funding Master Trust
               Pooling and Servicing Agreement dated as of July 23, 1993
               (incorporated by reference to Exhibit 10.29 to the IPO S-1)
     10.30     Schedule of Supplements to Ingram Funding Master Trust
               Pooling and Servicing Agreement dated as of July 23, 1993
               (incorporated by reference to Exhibit 10.30 to the IPO S-1)
     10.31     Letter of Credit Reimbursement Agreement dated as of
               February 10, 1993 (incorporated by reference to Exhibit
               10.31 to the IPO S-1)
     10.32     Liquidity Agreement dated as of February 10, 1993
               (incorporated by reference to Exhibit 10.32 to the IPO S-1)
     10.33     Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
               Agreement dated as of February 12, 1993, and the Liquidity
               Agreement dated as of February 12, 1993 (incorporated by
               reference to Exhibit 10.33 to the IPO S-1)
     10.34     Reserved
     10.35     Form of Repurchase Agreement (incorporated by reference to
               Exhibit 10.35 to the IPO S-1)
     10.36     First Amendment to the Credit Agreement dated as of October
               28, 1997 (incorporated by reference to Exhibit 10.36 to the
               Company's Registration Statement on Form S-3 (File No.
               333-39457) (the "Rollover/Thrift Plan S-3"))
     10.37     European Credit Agreement dated as of October 28, 1997 among the Company and Ingram European Coordination Center N.V., as
               Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative
               Agent for the Lenders and NationsBank of Texas, N.A. as
               Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the
               Arrangers (incorporated by reference to Exhibit 10.37 to the
               Rollover/Thrift Plan S-3)
     10.38     Canadian Credit Agreement dated as of October 28, 1997 among the Company and Ingram Micro Inc. (Canada), as Borrowers and
               Guarantors, certain financial institutions, as the Lenders,
               The Bank of Nova Scotia., as Administrative Agent for the
               Lenders, Royal Bank of Canada as the Syndication Agent for
               the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the
               Co-Agent (incorporated by reference to Exhibit 10.38 to the
               Rollover/ Thrift Plan S-3)
     10.39     Reserved
     10.40     Second Amendment to Credit Agreement dated as of September
               25, 1998, among the Company, Ingram European Coordination
               Center N.V. ("IECC"), and Ingram Micro Inc. (Canada), as
               Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the
               US$1,000,000,000 Credit Agreement dated as of October 30,
               1996, also among certain financial institutions, as the
               Lenders, NationsBank, N.A (successor in interest by merger with NationsBank of Texas, N.A.), as Administrative Agent
               for the Lenders, and The Bank of Nova Scotia, as
               Documentation Agent for the Lenders and certain named
               Co-Agents (incorporated by reference to Exhibit 10.40 to the
               Company's Quarterly Report on Form 10-Q for the fiscal
               quarter ended October 3, 1998 ("the Q3 98 10-Q"))

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
     10.41     First Amendment to European Credit Agreement dated as of
               September 25, 1998, among the Company and IECC as the
               Primary Borrowers and Guarantors, and certain financial
               institutions as the Relevant Required Lenders, amending the
               US$500,000,000 European Credit Agreement dated as of October
               28, 1997, also among the Company and IECC, as the Primary
               Borrowers and Guarantors, certain financial institutions as the Lenders, The Bank of Nova Scotia, as Administrative
               Agent for the Lenders and NationsBank, N.A. (successor in
               interest by merger to NationsBank of Texas, N.A.), as
               Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the
               Arrangers (incorporated by reference to Exhibit 10.41 to the
               Q3 98 10-Q)
     10.42     First Amendment to Canadian Credit Agreement dated as of
               September 25, 1998, among the Company and Ingram Micro Inc.
               (Canada) as the Borrowers and Guarantors, and certain
               financial institutions as the Relevant Required Lenders,
               amending the US$150,000,000 Canadian Credit Agreement dated as of October 28, 1997, also among the Company, Ingram Micro
               Inc. (Canada) as the Borrowers and Guarantors, certain
               financial institutions as the Lenders, The Bank of Nova
               Scotia, as Administrative Agent for the Lenders, Royal Bank
               of Canada, as Syndication Agent for the Lenders, and Bank of
               Tokyo-Mitsubishi (Canada) as the Co-Agent (incorporated by reference to Exhibit 10.42 to the Q3 98 10-Q)
     10.43     Ingram Micro Supplemental Investment Savings Plan
               (incorporated by reference to Exhibit 10.45 to the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               July 3, 1999)
     10.44     Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10K)
     10.45     Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to
               Exhibit 4.01 to the Company's Registration Statement on Form
               S-3 (File No. 333-93783) (the "1999 S-3"))
     10.46     Warrant Agreement dated as of December 3, 1999 between the
               Company and Softbank Corp. (incorporated by reference to
               Exhibit 4.02 to the 1999 S-3)
     10.47     Agreement with Jeffrey R. Rodek, dated October 31, 1999
     10.48     Executive Retention Agreement with Michael J. Grainger,
               dated January 31, 2000
     10.49     Executive Retention Agreement with Kevin M. Murai, dated
               January 31, 2000
     10.50     Executive Retention Agreement with Gregory M.E. Spierkel,
               dated January 31, 2000
     10.51     Executive Retention Agreement with Henri T. Koppen, dated
               January 31, 2000
     10.52     Executive Retention Agreement with Guy P. Abramo, dated
               January 31, 2000
     10.53     Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000
     10.54     Executive Retention Agreement with David M. Finley, dated
               January 31, 2000
     10.55     Employment Agreement with Kent B. Foster, dated March 6,
               2000
     10.56     Amended and Restated Pooling Agreement dated as of March 8,
               2000 among Ingram Funding Inc. ("Funding"), the Company and
               The Chase Manhattan Bank ("Chase"), as trustee (the "Amended
               Pooling Agreement")
     10.57     Amended and Restated Receivables Sale Agreement dated as of
               March 8, 2000 between Funding, as Purchaser, and the
               Company, as Seller and Servicer
     10.58     Amended and Restated Servicing Agreement dated as of March
               8, 2000 among Funding, the Company as Master Servicer and
               Servicer, and Chase

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
     10.59     Series 2000-1 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.60     Series 1994-2 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.61     Series 1994-3 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.62     Series 1993-2 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.63     Agreement dated March 8, 2000 among the Company, Funding and
               General Electric Capital Corporation
     13.01     Portions of Annual Report to Shareowners for the year ended
               January 1, 2000
     21.01     Subsidiaries of the Registrant
     23.01     Consent of Independent Accountants regarding certain
               Registration Statements on Form S-8
     23.02     Consent of Independent Accountants regarding Registration
               Statements on Form S-3
     27.01     Financial Data Schedule (included in electronic version
               only)
     99.01     Cautionary Statements for Purposes of the "Safe Harbor"
               Provisions of the Private Securities Litigation Reform Act
               of 1995

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended January 1, 2000.

                               INGRAM MICRO INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT    CHARGED TO
                                       BEGINNING     COSTS AND                               BALANCE AT
             DESCRIPTION                OF YEAR       EXPENSES     DEDUCTIONS    OTHER(*)    END OF YEAR
             -----------               ----------    ----------    ----------    --------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
RECEIVABLE AND SALES RETURNS:
  1999...............................   $55,904       $75,835       $(42,788)    $11,803      $100,754
  1998...............................    48,541        32,534        (31,200)      6,029        55,904
  1997...............................    38,622        31,652        (27,102)      5,369        48,541

INVENTORY OBSOLESCENCE:
  1999...............................   $18,394       $94,756       $(54,370)    $ 6,493      $ 65,273
  1998...............................    18,886        26,129        (27,554)        933        18,394
  1997...............................    13,326        21,524        (20,201)      4,237        18,886

---------------
* Other includes recoveries, acquisitions and the effect of fluctuation in foreign currency.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ingram Micro Inc.

Our audits of the consolidated financial statements referred to in our report dated February 17, 2000, except as to the second paragraph of Note 5, which is as of March 8, 2000, appearing in the 1999 Annual Report to Shareowners of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Costa Mesa, California
February 17, 2000, except as to
the second paragraph of Note 5,
  which is as of March 8, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGRAM MICRO INC.

                                          By:  /s/ JAMES E. ANDERSON, JR.
                                            ------------------------------------
                                                  James E. Anderson, Jr.,
                                                   Senior Vice President,
                                               Secretary and General Counsel

March 31, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ KENT B. FOSTER                      Chief Executive Officer and    March 31, 2000
-----------------------------------------------------  President (Principal Executive
                   Kent B. Foster                           Officer) and Director

               /s/ MICHAEL J. GRAINGER                  Executive Vice President and    March 31, 2000
-----------------------------------------------------     Worldwide Chief Financial
                 Michael J. Grainger                    Officer (Principal Financial
                                                            Officer and Principal
                                                             Accounting Officer)

                 /s/ JERRE L. STEAD                         Chairman of the Board       March 31, 2000
-----------------------------------------------------
                   Jerre L. Stead

                /s/ DON H. DAVIS, JR.                             Director              March 31, 2000
-----------------------------------------------------
                  Don H. Davis, Jr.

                 /s/ JOHN R. INGRAM                               Director              March 31, 2000
-----------------------------------------------------
                   John R. Ingram

                /s/ MARTHA R. INGRAM                              Director              March 31, 2000
-----------------------------------------------------
                  Martha R. Ingram

               /s/ ORRIN H. INGRAM II                             Director              March 31, 2000
-----------------------------------------------------
                 Orrin H. Ingram II

                /s/ PHILIP M. PFEFFER                             Director              March 31, 2000
-----------------------------------------------------
                  Philip M. Pfeffer

               /s/ GERHARD SCHULMEYER                             Director              March 31, 2000
-----------------------------------------------------
                 Gerhard Schulmeyer

                  /s/ JOE B. WYATT                                Director              March 31, 2000
-----------------------------------------------------
                    Joe B. Wyatt

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
      3.01     Form of Certificate of Incorporation of the Registrant
               (incorporated by reference to Exhibit 3.01 to the Company's
               Registration Statement on Form S-1 (File No. 333-08453) (the
               "IPO S-1"))
      3.02     Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)
     10.01     Ingram Micro Inc. 2000 Executive Incentive Bonus Plan
     10.02     Reserved
     10.03     Reserved
     10.04     Reserved
     10.05     Reserved
     10.06     Amendment No. 1 to the Ingram Micro Inc. Amended and
               Restated 1996 Equity Incentive Plan (incorporated by
               reference to Exhibit 10.06 to the Company's Annual Report on
               Form 10-K for the fiscal year ended January 3, 1998)
     10.07     Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)
     10.08     Ingram Micro Inc. Key Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.08 to the IPO S-1)
     10.09     Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
     10.10     Ingram Micro Inc. Amended and Restated 1996 Equity Incentive
               Plan (incorporated by reference to Exhibit 10.10 to the IPO
               S-1)
     10.11     Reserved
     10.12     Credit Agreement dated as of October 30, 1996 among the
               Company and Ingram European Coordination Center N.V., Ingram
               Micro Singapore Pte Ltd., and Ingram Micro Inc., as
               Borrowers and Guarantors, certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative
               Agent for the Lenders and The Bank of Nova Scotia as
               Documentation Agent for the Lenders (incorporated by
               reference to Exhibit 10.12 to the Company's Registration
               Statement on Form S-1 (File No. 333-16667) (the "Thrift Plan
               S-1"))
     10.13     Amended and Restated Reorganization Agreement dated as of
               October 17, 1996 among the Company, Ingram Industries, and
               Ingram Entertainment (incorporated by reference to Exhibit
               10.13 to the Thrift Plan S-1)
     10.14     Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature
               pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)
     10.15     Board Representation Agreement dated as of November 6, 1996
               (incorporated by reference to Exhibit 10.15 to the Thrift
               Plan S-1)
     10.16     Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)
     10.17     Tax Sharing and Tax Services Agreement dated as of November
               6, 1996 among the Company, Ingram Industries, and Ingram
               Entertainment (incorporated by reference to Exhibit 10.17 to
               The Thrift Plan S-1)
     10.18     Reserved

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
     10.19     Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries,
               and Ingram Entertainment (incorporated by reference to
               Exhibit 10.19 to the Thrift Plan S-1)
     10.20     Reserved
     10.21     Amended and Restated Exchange Agreement dated as of November
               6, 1996 among the Company, Ingram Industries, Ingram
               Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)
     10.22     Agreement dated as of August 26, 1996 between the Company
               and Jerre L. Stead (incorporated by reference to Exhibit
               10.22 to the IPO S-1)
     10.23     Definitions for Ingram Funding Master Trust Agreements
               (incorporated by reference to Exhibit 10.23 to the IPO S-1)
     10.24     Asset Purchase and Sale Agreement dated as of February 10,
               1993 between Ingram Industries and Ingram Funding Inc.
               (incorporated by reference to Exhibit 10.24 to the IPO S-1)
     10.25     Pooling and Servicing Agreement dated as of February 10,
               1993 among Ingram Funding, Ingram Industries and Chemical
               Bank (incorporated by reference to Exhibit 10.25 to the IPO
               S-1)
     10.26     Amendment No. 1 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
               Agreement dated as of February 12, 1993, and the Liquidity
               Agreement dated as of February 12, 1993 (incorporated by
               reference to Exhibit 10.26 to the IPO S-1)
     10.27     Certificate Purchase Agreement dated as of July 23, 1993
               (incorporated by reference to Exhibit 10.27 to the IPO S-1)
     10.28     Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)
     10.29     Series 1993-1 Supplement to Ingram Funding Master Trust
               Pooling and Servicing Agreement dated as of July 23, 1993
               (incorporated by reference to Exhibit 10.29 to the IPO S-1)
     10.30     Schedule of Supplements to Ingram Funding Master Trust
               Pooling and Servicing Agreement dated as of July 23, 1993
               (incorporated by reference to Exhibit 10.30 to the IPO S-1)
     10.31     Letter of Credit Reimbursement Agreement dated as of
               February 10, 1993 (incorporated by reference to Exhibit
               10.31 to the IPO S-1)
     10.32     Liquidity Agreement dated as of February 10, 1993
               (incorporated by reference to Exhibit 10.32 to the IPO S-1)
     10.33     Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale
               Agreement dated as of February 12, 1993, and the Liquidity
               Agreement dated as of February 12, 1993 (incorporated by
               reference to Exhibit 10.33 to the IPO S-1)
     10.34     Reserved
     10.35     Form of Repurchase Agreement (incorporated by reference to
               Exhibit 10.35 to the IPO S-1)
     10.36     First Amendment to the Credit Agreement dated as of
               October28, 1997 (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-3 (File
               No. 333-39457) (the "Rollover/Thrift Plan S-3"))

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
     10.37     European Credit Agreement dated as of October 28, 1997 among the Company and Ingram European Coordination Center N.V., as
               Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative
               Agent for the Lenders and NationsBank of Texas, N.A. as
               Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the
               Arrangers (incorporated by reference to Exhibit 10.37 to the
               Rollover/Thrift Plan S-3)
     10.38     Canadian Credit Agreement dated as of October 28, 1997 among the Company and Ingram Micro Inc. (Canada), as Borrowers and
               Guarantors, certain financial institutions, as the Lenders,
               The Bank of Nova Scotia., as Administrative Agent for the
               Lenders, Royal Bank of Canada as the Syndication Agent for
               the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the
               Co-Agent (incorporated by reference to Exhibit 10.38 to the
               Rollover/ Thrift Plan S-3)
     10.39     Reserved
     10.40     Second Amendment to Credit Agreement dated as of September
               25, 1998, among the Company, Ingram European Coordination
               Center N.V. ("IECC"), and Ingram Micro Inc. (Canada), as
               Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the
               US$1,000,000,000 Credit Agreement dated as of October 30,
               1996, also among certain financial institutions, as the
               Lenders, NationsBank, N.A (successor in interest by merger with NationsBank of Texas, N.A.), as Administrative Agent
               for the Lenders, and The Bank of Nova Scotia, as
               Documentation Agent for the Lenders and certain named
               Co-Agents (incorporated by reference to Exhibit 10.40 to the
               Company's Quarterly Report on Form 10-Q for the fiscal
               quarter ended October 3, 1998 ("the Q3 98 10-Q"))
     10.41     First Amendment to European Credit Agreement dated as of
               September 25, 1998, among the Company and IECC as the
               Primary Borrowers and Guarantors, and certain financial
               institutions as the Relevant Required Lenders, amending the
               US$500,000,000 European Credit Agreement dated as of October
               28, 1997, also among the Company and IECC, as the Primary
               Borrowers and Guarantors, certain financial institutions as the Lenders, The Bank of Nova Scotia, as Administrative
               Agent for the Lenders and NationsBank, N.A. (successor in
               interest by merger to NationsBank of Texas, N.A.), as
               Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the
               Arrangers (incorporated by reference to Exhibit 10.41 to the
               Q3 98 10-Q)
     10.42     First Amendment to Canadian Credit Agreement dated as of
               September 25, 1998, among the Company and Ingram Micro Inc.
               (Canada) as the Borrowers and Guarantors, and certain
               financial institutions as the Relevant Required Lenders,
               amending the US$150,000,000 Canadian Credit Agreement dated as of October 28, 1997, also among the Company, Ingram Micro
               Inc. (Canada) as the Borrowers and Guarantors, certain
               financial institutions as the Lenders, The Bank of Nova
               Scotia, as Administrative Agent for the Lenders, Royal Bank
               of Canada, as Syndication Agent for the Lenders, and Bank of
               Tokyo-Mitsubishi (Canada) as the Co-Agent (incorporated by reference to Exhibit 10.42 to the Q3 98 10-Q)
     10.43     Ingram Micro Supplemental Investment Savings Plan
               (incorporated by reference to Exhibit 10.45 to the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               July 3, 1999)
     10.44     Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10K)

    EXHIBIT
      NO.                                EXHIBIT
    -------                              -------
     10.45     Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to
               Exhibit 4.01 to the Company's Registration Statement on Form
               S-3 (File No. 333-93783) (the "1999 S-3"))
     10.46     Warrant Agreement dated as of December 3, 1999 between the
               Company and Softbank Corp. (incorporated by reference to
               Exhibit 4.02 to the 1999 S-3)
     10.47     Agreement with Jeffrey R. Rodek, dated October 31, 1999
     10.48     Executive Retention Agreement with Michael J. Grainger,
               dated January 31, 2000
     10.49     Executive Retention Agreement with Kevin M. Murai, dated
               January 31, 2000
     10.50     Executive Retention Agreement with Gregory M.E. Spierkel,
               dated January 31, 2000
     10.51     Executive Retention Agreement with Henri T. Koppen, dated
               January 31, 2000
     10.52     Executive Retention Agreement with Guy P. Abramo, dated
               January 31, 2000
     10.53     Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000
     10.54     Executive Retention Agreement with David M. Finley, dated
               January 31, 2000
     10.55     Employment Agreement with Kent B. Foster, dated March 6,
               2000
     10.56     Amended and Restated Pooling Agreement dated as of March 8,
               2000 among Ingram Funding Inc. ("Funding"), the Company and
               The Chase Manhattan Bank ("Chase"), as trustee (the "Amended
               Pooling Agreement")
     10.57     Amended and Restated Receivables Sale Agreement dated as of
               March 8, 2000 between Funding, as Purchaser, and the
               Company, as Seller and Servicer
     10.58     Amended and Restated Servicing Agreement dated as of March
               8, 2000 among Funding, the Company as Master Servicer and
               Servicer, and Chase, as trustee
     10.59     Series 2000-1 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.60     Series 1994-2 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.61     Series 1994-3 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.62     Series 1993-2 Supplement to the Amended Pooling Agreement
               dated as of March 8, 2000 among Funding, the Company and
               Chase
     10.63     Agreement dated March 8, 2000 among the Company, Funding and
               General Electric Capital Corporation
     13.01     Portions of Annual Report to Shareowners for the year ended
               January 1, 2000
     21.01     Subsidiaries of the Registrant
     23.01     Consent of Independent Accountants regarding certain
               Registration Statements on Form S-8
     23.02     Consent of Independent Accountants regarding Registration
               Statements on Form S-3
     27.01     Financial Data Schedule (included in electronic version
               only)
     99.01     Cautionary Statements for Purposes of the "Safe Harbor"
               Provisions of the Private Securities Litigation Reform Act
               of 1995