Form 10-Q
period 2000-04-01
INGRAM MICRO INC
filed 2000-05-16
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The Registrant had 71,837,021 shares of Class A Common Stock, par value $.01 per share, and 73,149,103 shares of Class B Common Stock, par value $.01 per share, outstanding at April 1, 2000.

                                INGRAM MICRO INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                            Pages
                                                                            -----
Item 1.  Financial Statements

         Consolidated Balance Sheet at April 1, 2000 and January 1, 2000       3
         Consolidated Statement of Income for the thirteen weeks
              ended April 1, 2000 and April 3, 1999                            4
         Consolidated Statement of Cash Flows for the thirteen weeks
              ended April 1, 2000 and April 3, 1999                            5
         Notes to Consolidated Financial Statements                         6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    11-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

                                                                                       APRIL 1,            JANUARY 1,
                                                                                         2000                 2000
                                                                                         ----                 ----
                                                                                      (UNAUDITED)
ASSETS
    Current assets:
      Cash                                                                            $   106,507         $   128,152
      Investment in available-for-sale securities                                              --             142,338
      Accounts receivable:
        Trade receivables                                                               1,637,408           2,853,509
        Retained interest in securitized receivables                                    1,097,687                  --
                                                                                      -----------         -----------
          Total accounts receivable (less allowances of $94,423 and $100,754)           2,735,095           2,853,509
      Inventories                                                                       2,720,125           3,471,565
      Other current assets                                                                390,350             373,365
                                                                                      -----------         -----------
        Total current assets                                                            5,952,077           6,968,929

    Investment in available-for-sale-securities                                           440,190             474,525
    Property and equipment, net                                                           332,605             316,643
    Goodwill, net                                                                         445,690             455,473
    Other                                                                                  76,592              56,357
                                                                                      -----------         -----------
        Total assets                                                                  $ 7,247,154         $ 8,271,927
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                                $ 3,635,126         $ 4,322,303
      Accrued expenses                                                                    243,502             317,283
      Current maturities of long-term debt                                                 46,379              31,020
                                                                                      -----------         -----------
        Total current liabilities                                                       3,925,007           4,670,606

    Convertible debentures                                                                398,033             440,943
    Other long-term debt                                                                  600,940             876,172
    Deferred income taxes and other liabilities                                           364,580             313,561
                                                                                      -----------         -----------
        Total liabilities                                                               5,288,560           6,301,282
                                                                                      -----------         -----------
    Redeemable Class B Common Stock                                                            --               3,800
                                                                                      -----------         -----------

    Stockholders' equity:
      Preferred Stock, $0.01 par value, 1,000,000 shares
          authorized; no shares issued and outstanding                                         --                  --
      Class A Common Stock, $0.01 par value, 265,000,000 shares
          authorized; 71,837,021 and 71,212,517 shares issued
          and outstanding                                                                     718                 712
      Class B Common Stock, $0.01 par value, 135,000,000 shares
          authorized; 73,149,103 and 73,280,871 shares issued and
          outstanding (including 542,855 redeemable shares at January 1, 2000)                731                 727
      Additional paid in capital                                                          653,185             645,182
      Retained earnings                                                                 1,091,168             995,035
      Accumulated other comprehensive income                                              215,468             328,285
      Unearned compensation                                                                (2,676)             (3,096)
                                                                                      -----------         -----------
        Total stockholders' equity                                                      1,958,594           1,966,845
                                                                                      -----------         -----------
        Total liabilities and stockholders' equity                                    $ 7,247,154         $ 8,271,927
                                                                                      ===========         ===========

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THIRTEEN WEEKS ENDED
                                                                      APRIL 1,            APRIL 3,
                                                                       2000                1999
                                                                       ----                ----
Net sales                                                           $ 7,796,350         $ 6,725,275

Cost of sales                                                         7,430,154           6,366,021
                                                                    -----------         -----------
Gross profit                                                            366,196             359,254
                                                                    -----------         -----------
Expenses:
      Selling, general and administrative                               295,665             267,509
      Reorganization costs                                                   --               6,234
                                                                    -----------         -----------
                                                                        295,665             273,743
                                                                    -----------         -----------
Income from operations                                                   70,531              85,511
                                                                    -----------         -----------
Other (income) expense:
      Interest income                                                    (1,367)             (1,319)
      Interest expense                                                   26,860              25,224
      Gain on sale of available-for-sale securities                    (111,458)                 --
      Net foreign currency exchange loss (income)                           318                (324)
      Other                                                               4,198                 783
                                                                    -----------         -----------
                                                                        (81,449)             24,364
                                                                    -----------         -----------
Income before income taxes and extraordinary item                       151,980              61,147

Provision for income taxes                                               57,976              22,671
                                                                    -----------         -----------
Income before extraordinary item                                         94,004              38,476

Extraordinary gain on repurchase of debentures, net of
      $1,295 and $2,405 in income taxes                                   2,129               3,778
                                                                    -----------         -----------
Net income                                                          $    96,133         $    42,254
                                                                    ===========         ===========
Basic earnings per share:
      Income before extraordinary item                              $      0.65         $      0.27
      Extraordinary gain on repurchase of debentures                       0.01                0.03
                                                                    -----------         -----------
      Net income                                                    $      0.66         $      0.30
                                                                    ===========         ===========
Diluted earnings per share:
      Income before extraordinary item                              $      0.64         $      0.26
      Extraordinary gain on repurchase of debentures                       0.01                0.03
                                                                    -----------         -----------
      Net income                                                    $      0.65         $      0.29
                                                                    ===========         ===========

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000S)
                                   (UNAUDITED)

                                                                                           THIRTEEN WEEKS ENDED
                                                                                         APRIL 1,          APRIL 3,
                                                                                           2000              1999
                                                                                           ----              ----
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income                                                                          $  96,133         $  42,254
    Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation                                                                      20,389            16,967
         Amortization of goodwill                                                           5,582             4,936
         Deferred income taxes                                                             59,785            (3,832)
         Pretax gain on available-for-sale securities                                    (111,458)               --
         Gain (net of tax) on repurchase of debentures                                     (2,129)           (3,778)
         Noncash interest charge                                                            5,816             6,423
         Noncash compensation charge                                                        1,332               509
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                 120,462           180,325
      Inventories                                                                         752,179           295,863
      Other current assets                                                                  1,746           (14,140)
      Accounts payable                                                                   (664,312)           85,754
      Accrued expenses                                                                    (73,897)           17,003
                                                                                        ---------         ---------
         Cash provided by operating activities                                            211,628           628,284
                                                                                        ---------         ---------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
    Purchases of property and equipment                                                   (36,211)          (22,998)
    Proceeds from sale of property and equipment                                               --             6,910
    Acquisitions, net of cash acquired                                                         --          (222,260)
    Net proceeds from sales of available-for-sale-securities                              119,228                --
    Other                                                                                  (8,464)           (9,261)
                                                                                        ---------         ---------
        Cash provided (used) by investing activities                                       74,553          (247,609)
                                                                                        ---------         ---------

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
    Exercise of stock options including tax benefits                                        1,407             8,152
    Repurchase of convertible debentures                                                  (43,219)          (50,321)
    Repayments of debt                                                                    (29,624)           (8,482)
    Net repayments under revolving credit facilities                                     (232,849)         (322,740)
                                                                                        ---------         ---------
        Cash (used) by financing activities                                              (304,285)         (373,391)
                                                                                        ---------         ---------
Effect of exchange rate changes on cash                                                    (3,541)           (3,354)
                                                                                        ---------         ---------
(Decrease) increase in cash                                                               (21,645)            3,930

Cash, beginning of period                                                                 128,152            96,682
                                                                                        ---------         ---------
Cash, end of period                                                                     $ 106,507         $ 100,612
                                                                                        =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period:
    Interest                                                                            $  28,334         $  24,386
    Income taxes                                                                            9,580            12,065

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Ingram Micro Inc. (the "Company" or "Ingram Micro") is primarily engaged, directly and through its wholly- and majority-owned subsidiaries, in wholesale distribution of information technology products and services worldwide. The Company conducts the majority of its operations in the United States (the "U.S."), Europe, Canada, Latin America, and Asia Pacific.

     The consolidated financial statements include the accounts of Ingram Micro Inc. and all wholly- and majority-owned subsidiaries. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of April 1, 2000, and its results of operations and cash flows for the thirteen weeks ended April 1, 2000 and April 3, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirteen weeks ended April 1, 2000 may not be indicative of the results of operations that can be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

     The Company reports a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable.

     The composition of Basic EPS and Diluted EPS is as follows:

                                                                        THIRTEEN WEEKS ENDED
                                                                      APRIL 1,           APRIL 3,
                                                                       2000               1999
                                                                       ----               ----
Income before extraordinary item                                   $     94,004       $     38,476
                                                                   ============       ============

Weighted average shares                                             144,756,321        142,755,066
                                                                   ============       ============

Basic earnings per share before extraordinary item                 $       0.65       $       0.27
                                                                   ============       ============

Weighted average shares including the dilutive effect
 of stock options (2,579,901 and 5,430,404 for the 13 weeks
 ended April 1, 2000 and April 3, 1999, respectively)               147,336,222        148,185,470
                                                                   ============       ============

Diluted earnings per share before extraordinary item               $       0.64       $       0.26
                                                                   ============       ============

     At April 1, 2000, there were $398,033 in Zero Coupon Convertible Senior Debentures that were convertible into approximately 5,741,000 shares of Class A Common Stock. For the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively, these potential shares were excluded from the computation of Diluted EPS because their effect would not be dilutive. Additionally, there were approximately 9,853,000 and 3,119,000 stock options and warrants for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively, that were not included in the

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

NOTE 3 - COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income (loss).

     The components of accumulated other comprehensive income (loss) are as follows:

                                                                   FOREIGN            UNREALIZED           ACCUMULATED
                                                                   CURRENCY         GAIN (LOSS) ON            OTHER
                                                                 TRANSLATION         AVAILABLE FOR        COMPREHENSIVE
                                                                  ADJUSTMENT        SALE SECURITIES        INCOME (LOSS)
                                                                  ----------        ---------------        -------------
Balance at January 2, 1999                                        $(11,580)             $  6,666             $ (4,914)
   Change in foreign currency translation adjustment               (16,282)                   --              (16,282)
   Unrealized holding gain arising during the quarter                   --                61,664               61,664
                                                                  --------              --------             --------
Balance at April 3, 1999                                          $(27,862)             $ 68,330             $ 40,468
                                                                  ========              ========             ========

                                                                   FOREIGN             UNREALIZED           ACCUMULATED
                                                                   CURRENCY         GAIN (LOSS) ON             OTHER
                                                                 TRANSLATION         AVAILABLE FOR        COMPREHENSIVE
                                                                  ADJUSTMENT        SALE SECURITIES        INCOME (LOSS)
                                                                  ----------        ---------------        -------------
Balance at January 1, 2000                                        $ (28,651)           $ 356,936             $ 328,285
   Change in foreign currency translation adjustment                 (9,483)                  --                (9,483)
   Unrealized holding loss arising during the quarter                    --              (34,007)              (34,007)
   Realized gain included in net income                                  --              (69,327)              (69,327)
                                                                  ---------            ---------             ---------
Balance at April 1, 2000                                          $ (38,134)           $ 253,602             $ 215,468
                                                                  =========            =========             =========

     Total comprehensive (loss) income for the thirteen weeks ended April 1, 2000 and April 3, 1999 was ($16,684) and $87,636, respectively.

     In December 1998, the Company purchased 990,800 shares of common stock of SOFTBANK Corp. ("Softbank"), Japan's largest distributor of software, peripherals and networking products, for approximately $50,262. During December 1999, the Company sold 346,800 shares or approximately 35% of its original investment in Softbank common stock for approximately $230,109 resulting in a pre-tax gain of approximately $201,318, net of related expenses. In January 2000, the Company sold an additional 148,600 shares or approximately 15% of its original holdings in Softbank common stock for approximately $119,228, net of expenses, resulting in a pre-tax gain of approximately $111,458. At April 1, 2000 and January 1, 2000, the unrealized holding gain associated with the Softbank common stock totaled $253,602 and $356,936, respectively, net of deferred taxes of $161,458 and $227,248, respectively.

NOTE 4 - EXTRAORDINARY ITEM

     In the first quarters of 2000 and 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $46,642 and $56,504, respectively, for $43,219 and $50,321, respectively. The debenture repurchases resulted in extraordinary gains of $2,129 and $3,778 (net of taxes of $1,295 and $2,405), for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

NOTE 5 - ACCOUNTS RECEIVABLE SECURITIZATION

     The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and variable rate certificates to support a commercial paper program, resulting in a reduction of accounts receivable on the Company's consolidated financial statements. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700,000 in commercial paper. At April 1, 2000 and January 1, 2000, the amount of medium-term certificates outstanding totaled $75,000 at both dates and the amount of commercial paper outstanding at April 1, 2000 and January 1, 2000 totaled $50,000 and $0, respectively.

     The Company also has certain other facilities relating to accounts receivable in Europe and Canada. Under these programs, the Company has sold approximately $250,000 and $188,000 of trade accounts receivable in the aggregate at April 1, 2000 and January 1, 2000, respectively, resulting in a further reduction of trade accounts receivable in the Company's Consolidated Balance Sheet.

     The aggregate amount of trade accounts receivable sold as of April 1, 2000 and January 1, 2000 totaled approximately $375,000 and $263,000, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness.

NOTE 6 - SEGMENT INFORMATION

     The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operates include the U.S., Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Other international (Argentina, Australia, Brazil, Canada, Chile, China, India, Indonesia, Malaysia, Mexico, New Zealand, Panama, Peru, Singapore, and Thailand). Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

     Financial information by geographic segments is as follows:

                                                      THIRTEEN WEEKS ENDED
                                                   APRIL 1,            APRIL 3,
                                                    2000                1999
                                                    ----                ----
NET SALES:
    United States
       Sales to unaffiliated customers           $ 4,588,295         $ 4,137,414
       Transfers between geographic areas             41,888              37,417
    Europe                                         2,044,532           1,747,289
    Other international                            1,163,523             840,572
    Eliminations                                     (41,888)            (37,417)
                                                 -----------         -----------
       Total                                     $ 7,796,350         $ 6,725,275
                                                 ===========         ===========

INCOME FROM OPERATIONS:
    United States                                $    49,450         $    65,617
    Europe                                            14,521              10,336
    Other international                                6,560               9,558
                                                 -----------         -----------
       Total                                     $    70,531         $    85,511
                                                 ===========         ===========

IDENTIFIABLE ASSETS:
    United States                                $ 4,905,210         $ 4,143,630
    Europe                                         1,465,511           1,721,697
    Other international                              876,433             941,622
                                                 -----------         -----------
       Total                                     $ 7,247,154         $ 6,806,949
                                                 ===========         ===========

CAPITAL EXPENDITURES:
    United States                                $    24,749         $    20,522
    Europe                                             6,899               1,160
    Other international                                4,563               1,316
                                                 -----------         -----------
       Total                                     $    36,211         $    22,998
                                                 ===========         ===========

DEPRECIATION AND AMORTIZATION:
    United States                                $    15,226         $    12,992
    Europe                                             5,746               4,604
    Other international                                4,999               4,307
                                                 -----------         -----------
       Total                                     $    25,971         $    21,903
                                                 ===========         ===========

                                INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

NOTE 7 - REORGANIZATION COSTS

     During 1999, the Company initiated a reorganization plan primarily in the U.S., but also in Europe. In connection with this reorganization plan, the Company recorded a charge of $20,305 for the fiscal year ended January 1, 2000 ($6,234 in the first quarter of 1999). The 1999 reorganization charge included $12,322 in employee termination benefits for approximately 597 employees, $6,381 for the write-off of software used in the production of unbranded systems, $1,284 for closing and consolidation of redundant facilities relating primarily to excess lease costs net of estimated sublease income, net of adjustments, and $318 for other costs associated with the reorganization, net of adjustments. These initiatives were substantially completed at January 1, 2000.

     At January 1, 2000, the outstanding liability under this reorganization plan was approximately $2,320. The payment activities during the first quarter of 2000 are summarized as follows:


                                                           AMOUNTS PAID
                                        OUTSTANDING         AND CHARGED                          REMAINING
                                       LIABILITY AT         AGAINST THE                         LIABILITY AT
                                      JANUARY 1, 2000        LIABILITY          ADJUSTMENTS     APRIL 1, 2000
                                      ---------------        ---------          -----------     -------------
Employee termination benefits              $1,708              $  612              $   --           $1,096
Facility costs                                612                 105                  --              507
                                           ------              ------              ------           ------
    Total                                  $2,320              $  717              $   --           $1,603
                                           ======              ======              ======           ======

NOTE 8 - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 was updated by the issuance of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and is effective for the Company in fiscal 2001. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In evaluating the business of Ingram Micro, readers should carefully consider the important factors discussed in Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and "Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

                                                                            THIRTEEN WEEKS ENDED
                                                                      APRIL 1,                APRIL 3,
                                                                        2000                    1999
                                                                        ----                    ----
                                                                          (DOLLARS IN MILLIONS)
Net sales by geographic region:
   United States                                                  $4,588     58.9%       $4,137     61.5%
   Europe                                                          2,045     26.2         1,747     26.0
   Other international                                             1,163     14.9           841     12.5
                                                                  ----------------       ----------------
      Total                                                       $7,796    100.0%       $6,725    100.0%
                                                                  ================       ================

     The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                                      PERCENTAGE OF
                                                                        NET SALES
                                                                      THIRTEEN WEEKS
                                                                           ENDED
                                                                  APRIL 1,       APRIL 3,
                                                                    2000           1999
                                                                  --------       --------
Net sales                                                          100.0%         100.0%
Cost of sales                                                       95.3           94.7
                                                                   -----          -----
Gross profit                                                         4.7            5.3
Expenses:
     SG&A expenses                                                   3.8            4.0
     Reorganization costs                                            0.0            0.0
                                                                   -----          -----
Income from operations                                               0.9            1.3
Other (income) expense, net                                         (1.0)           0.4
                                                                   -----          -----
Income before income taxes and extraordinary item                    1.9            0.9
Provision for income taxes                                           0.7            0.3
                                                                   -----          -----
Income before extraordinary item                                     1.2            0.6
Extraordinary gain on repurchase of debentures,
 net of income taxes                                                 0.0            0.0
                                                                   -----          -----
Net income                                                           1.2%           0.6%
                                                                   =====          =====

THIRTEEN WEEKS ENDED APRIL 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED APRIL 3,
1999

     Consolidated net sales increased 15.9% to $7.80 billion for the thirteen weeks ended April 1, 2000 (or "first quarter of 2000") from $6.73 billion for the thirteen weeks ended April 3, 1999 (or "first quarter of 1999"). The increase in worldwide net sales was primarily attributable to the addition of new customers, increased sales to the existing customer base, and expansion of the Company's product and service offerings.

     Net sales from U.S. operations increased 10.9% to $4.59 billion in the first quarter of 2000 from $4.14 billion in the first quarter of 1999 primarily due to growth of the Company's ongoing business. Net sales from European operations increased 17.0% to $2.04 billion in the first quarter of 2000 from $1.75 billion in the first quarter of 1999 primarily due to the overall growth in the Company's existing European operations. This growth was partially offset by the impact of weakening European currencies as compared to the U.S. dollar. For geographic regions

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

outside the U.S. and Europe, net sales increased 38.4% to $1.16 billion in the first quarter of 2000 from $840.6 million in the first quarter of 1999 primarily due to growth in the Company's Latin American and Asia Pacific operations. The Company's Canadian operations, however, experienced relatively flat sales as compared to the prior year primarily due to a softness in demand for technology products and services in the Canadian market for the first quarter of 2000, and less than anticipated purchases by the Canadian government during the first quarter of 2000. The Canadian government purchases are generally strong in the first quarter of each year as this coincides with the Canadian government's fiscal year-end.

     Gross profit, as a percentage of net sales, decreased to 4.7% in the first quarter of 2000 from 5.3% in the first quarter of 1999. The decline in the gross profit percentage was primarily due to changes in vendor terms and conditions largely related to reductions in vendor rebates and incentives which were aggravated by intense price competition in the U.S., Canada and the larger countries in Europe, and to a lesser extent, tighter restrictions on the Company's ability to return inventory to vendors and reduced time periods qualifying for price protection. The Company expects these competitive pricing pressures and the restrictive terms and conditions to continue for the foreseeable future. The Company is implementing and continually refining changes to its pricing strategies, inventory management processes and administration of vendor subsidized programs. In addition, the Company continues to change certain of the terms and conditions offered to its customers to reflect those being imposed by its vendors. The Company believes that these plans will help mitigate the impact of these changes in vendor terms and conditions and intense price competition. However, there can be no assurance that the Company will not continue to be impacted by the changes in vendor terms and conditions and intense price competition.

     Total SG&A expenses increased 10.5% to $295.7 million in the first quarter of 2000 from $267.5 million in the first quarter of 1999, but decreased as a percentage of net sales to 3.79% in the first quarter of 2000 from 3.98% in the first quarter of 1999. The increase in SG&A spending was attributable to increased expenses required to support the expansion of the Company's business. Expenses related to expansion consist of incremental personnel and support costs, lease expense related to new operating facilities, and the expenses associated with the development and maintenance of information systems. The overall decrease in SG&A expenses as a percentage of net sales is attributable to economies of scale from greater sales volume, continued cost-control measures and the Company's reorganization efforts in 1999.

     In the first quarter of 1999, the Company recorded a charge of $6.2 million related primarily to reorganization efforts in the U.S. The Company did not incur any reorganization charges in the first quarter of 2000.

     Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 0.9% in the first quarter of 2000 from 1.4% in the first quarter of 1999. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.1% in the first quarter of 2000 from 1.7% in the first quarter of 1999. European income from operations, excluding reorganization costs, as a percentage of net sales increased to 0.7% in the first quarter of 2000 compared to income from operations of 0.6% in the first quarter of 1999 primarily due to a decrease in SG&A expenses as a percentage of net sales which exceeded the reduction in gross profit as a percentage of net sales. For geographic regions outside the U.S. and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.6% in the first quarter of 2000 as compared to 1.1% in the first quarter of 1999. Income from operations, including reorganization costs, as a percentage of net sales decreased to 0.9% in the first quarter of 2000 from 1.3% in the first quarter of 1999.

     Other (income) expense consisted primarily of interest, foreign currency exchange losses, gain on sale of available-for-sale securities and miscellaneous non-operating expenses. For the first quarter of 2000, the Company recorded net other income of $81.4 million, or 1.0% as a percentage of net sales, as compared to net other expense of $24.4 million for the first quarter of 1999, or 0.4% as a percentage of net sales in 1999. The increase in other income over the first quarter of 1999 is primarily attributable to the gain realized on the sale of Softbank common stock, partially offset by an increase in interest and other expenses. In January 2000, the Company sold 148,600 shares or approximately 15% of its original holdings in Softbank common stock for a pre-tax gain of approximately $111.5 million, net of related costs. The increase in other expenses is attributable primarily to an increase in the amount of accounts receivable securitization fees and interest expense, as well as to other miscellaneous non-operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     The provision for income taxes, excluding extraordinary items, increased 155.7% to $58.0 million in the first quarter of 2000 from $22.7 million in the first quarter of 1999, reflecting the 148.5% increase in the Company's income before income taxes. The Company's effective tax rate was 38.1% in the first quarter of 2000 compared to 37.1% in the first quarter of 1999. The increase in the current quarter effective tax rate is primarily attributable to the proportion of income earned within the various taxing jurisdictions and tax rates applicable to such taxing jurisdictions.

     In the first quarters of 2000 and 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $46.6 million and $56.5 million, respectively, for approximately $43.2 million and $50.3 million, respectively. The debenture repurchases resulted in extraordinary gains of $2.1 million and $3.8 million (net of taxes of $1.3 million and $2.4 million, respectively), for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

QUARTERLY DATA; SEASONALITY

     The Company's quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company; competitive conditions including pricing; variation in the amount of provisions for excess and obsolete inventory, vendor sponsored programs and doubtful accounts; changes in the level of operating expenses; the impact of acquisitions; the introduction of new hardware and software technologies and products and services offering improved features and functionality by the Company and its competitors; the loss or consolidation of a significant supplier or customer; product supply constraints; interest rate fluctuations; currency fluctuations; and general economic conditions. The Company's narrow operating margins may magnify the impact of these factors on the Company's operating results. Specific historical seasonal variations in the Company's operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter (except in the first quarter of 2000 as explained above), and worldwide pre-holiday stocking in the retail channel during the September-to-November period. In addition, the product cycle of major products may materially impact the Company's business, financial condition, or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, its initial public stock offering in November 1996, the issuance of its Zero Coupon Convertible Senior Debentures in June 1998, and the sale of Softbank common stock in December 1999 and January 2000.

     Net cash provided by operating activities was $211.6 million in the first quarter of 2000 as compared to $628.3 million in the first quarter of 1999. The decrease in cash provided by operating activities was primarily attributable to a reduction in trade creditor financing of product inventory as compared to the first quarter of 1999.

     Net cash provided by investing activities was $74.6 million in the first quarter of 2000 compared to cash used by investing activities of $247.6 million in the first quarter of 1999. The net cash provided by investing activities in the first quarter of 2000 primarily resulted from the sale of available-for-sale securities, which provided cash proceeds of approximately $119.2 million, partially offset by capital expenditures. The net cash used by investing activities in the first quarter of 1999 was primarily due to the acquisition of Electronic Resources, Ltd. in the Asia Pacific region.

     Net cash used by financing activities was $304.3 million in the first quarter of 2000 compared to $373.4 million in the first quarter of 1999. Net cash used by financing activities in the first quarter of 2000 was primarily due to the repurchase of the convertible debentures of $43.2 million, the net decrease in borrowings under the revolving credit facilities and other debt primarily resulting from the use of the proceeds received from the sale of Softbank common stock to repay indebtedness, as well as to the continued focus on working capital management. Net cash used by financing activities in 1999 was primarily due to the repurchase of the convertible debentures of $50.3 million and the net decrease in borrowings under the revolving credit facilities and other debt. The repayments in the first quarter of 1999 were made possible through the Company's management of trade debtors and trade

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

creditors.

     Capital Resources

     The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion. Under these credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the amount of dividends the Company can pay as well as the amount of common stock that the Company can repurchase annually. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At April 1, 2000, the Company had $223.2 million in outstanding borrowings under these credit facilities.

     The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and variable rate certificates to support a commercial paper program, resulting in a reduction of accounts receivable on the Company's consolidated financial statements. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700 million in commercial paper. At April 1, 2000 and January 1, 2000, the amount of medium-term certificates outstanding totaled $75,000 at both dates and the amount of commercial paper outstanding at April 1, 2000 and January 1, 2000 totaled $50,000 and $0, respectively.

     The Company also has certain other facilities relating to accounts receivable in Europe and Canada. Under these programs, the Company has sold approximately $250,000 and $188,000 of trade accounts receivable in the aggregate at April 1, 2000 and January 1, 2000, respectively, resulting in a further reduction of trade accounts receivable in the Company's Consolidated Balance Sheet.

     The aggregate amount of trade accounts receivable sold as of April 1, 2000 and January 1, 2000 totaled approximately $375,000 and $263,000, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness. The Company believes that there are sufficient trade accounts receivable to support the outstanding medium-term certificates, the new U.S. commercial paper program and the European and Canadian facilities.

     On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. The Company has subsequently registered the resale of these debentures with the SEC. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company's Class A Common Stock at a rate of
5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. In the first quarters of 2000 and 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $46.6 million and $56.5 million, respectively, for approximately $43.2 million and $50.3 million, respectively. The debenture repurchases resulted in extraordinary gains of $2.1 million and $3.8 million (net of taxes of $1.3 million and $2.4 million, respectively), for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

     The debentures are currently convertible into approximately 5.7 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008, and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of the redemption. In the event of a repurchase at the option of the holder (other than upon a Fundamental Change), the Company may, at its option, satisfy the redemption in cash or Class A Common Stock, or any combination thereof. In the case of any such repurchase as of June 9, 2001, the Company may elect, in lieu of the payment of cash or Class A Common Stock, to satisfy the redemption by the issuance of new Zero Coupon Convertible Senior Debentures due 2018.

     The Company and its foreign subsidiaries have additional lines of credit, commercial paper, and short-term overdraft facilities with various banks worldwide, which provide for borrowings aggregating $795.9 million at April 1, 2000. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

April 1, 2000, the Company had $424.1 million outstanding under these facilities.

     The Company believes that cash provided by operating activities, supplemented as necessary with funds available under credit arrangements (including the $1.65 billion in credit facilities, the June 1998 sale of the Company's convertible debentures and the Company's facilities relating to accounts receivable), will provide sufficient resources to meet its present and future working capital and cash requirements for at least the next 12 months.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 was updated by the issuance of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and is effective for the Company in fiscal 2001. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

CAUTIONARY STATEMENTS FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The matters in this Form 10-Q that are forward-looking statements are based on current management expectations that involve certain risks, including without limitation: intense competition; continued pricing and margin pressures; the potential for continued restrictive vendor terms and conditions; the potential decline as well as seasonal variations in demand for the Company's products; unavailability of adequate capital; management of growth; reliability of information systems; foreign currency fluctuations; dependency on key individuals; product supply shortages; the potential termination of a supply agreement with a major supplier; acquisitions; rapid product improvement and technological change, and resulting obsolescence risks; risk of credit loss; dependency on independent shipping companies; and the termination of subsidized floor plan financing.

     The Company has and continues to institute changes to its strategies, operations and processes to address these risk factors and to mitigate their impact on the Company's results of operations and financial condition. However,

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

no assurances can be given that the Company will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99.01 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000; other risks or uncertainties may be detailed from time to time in the Company's future SEC filings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  No.                   Description
                  ---                   -----------
                  27                    Financial Data Schedule

         b)       Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the thirteen weeks ended April 1, 2000.

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

May 16, 2000