Form 10-Q
period 2000-07-01
INGRAM MICRO INC
filed 2000-08-15
CIK 1018003

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

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

The Registrant had 73,194,704 shares of Class A Common Stock, par value $.01 per share, and 72,215,836 shares of Class B Common Stock, par value $.01 per share, outstanding at July 1, 2000.

                                INGRAM MICRO INC.

                                      INDEX

                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet at July 1, 2000 and January 1, 2000        3

         Consolidated Statement of Income for the thirteen and twenty-six
            weeks ended July 1, 2000 and July 3, 1999                          4

         Consolidated Statement of Cash Flows for the twenty-six weeks
            ended July 1, 2000 and July 3, 1999                                5

         Notes to Consolidated Financial Statements                         6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders               18-19

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                INGRAM MICRO INC.

                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

                                                            JULY 1,      JANUARY 1,
                                                             2000          2000
                                                         -----------    -----------
                                                         (UNAUDITED)
ASSETS

Current assets:
  Cash                                                   $   149,070    $   128,152
  Investment in available-for-sale securities                     --        142,338
  Accounts receivable:
    Trade receivables                                      1,639,518      2,853,509
    Retained interest in securitized receivables             981,513             --
                                                         -----------    -----------
      Total accounts receivable (less allowances of
        $87,717 and $100,754)                              2,621,031      2,853,509
  Inventories                                              2,553,659      3,471,565
  Other current assets                                       364,017        373,365
                                                         -----------    -----------
    Total current assets                                   5,687,777      6,968,929

Investment in available-for-sale securities                  201,856        474,525
Property and equipment, net                                  328,820        316,643
Goodwill, net                                                441,486        455,473
Other                                                         76,486         56,357
                                                         -----------    -----------
    Total assets                                         $ 6,736,425    $ 8,271,927
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $ 3,400,474    $ 4,322,303
  Accrued expenses                                           273,934        317,283
  Current maturities of long-term debt                        55,215         31,020
                                                         -----------    -----------
    Total current liabilities                              3,729,623      4,670,606

Convertible debentures                                       383,190        440,943
Other long-term debt                                         597,695        876,172
Deferred income taxes and other liabilities                  175,736        313,561
                                                         -----------    -----------
    Total liabilities                                      4,886,244      6,301,282
                                                         -----------    -----------
Redeemable Class B Common Stock                                   --          3,800
                                                         -----------    -----------

Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares
      authorized; no shares issued and outstanding                --             --
  Class A Common Stock, $0.01 par value, 265,000,000
      shares authorized; 73,194,704 and 71,212,517
      shares issued and outstanding                              732            712
  Class B Common Stock, $0.01 par value, 135,000,000
      shares authorized; 72,215,836 and 73,280,871
      shares issued and outstanding (including 542,855
      redeemable shares at January 1, 2000)                      722            727
  Additional paid in capital                                 659,503        645,182
  Retained earnings                                        1,124,411        995,035
  Accumulated other comprehensive income                      67,055        328,285
  Unearned compensation                                       (2,242)        (3,096)
                                                         -----------    -----------
    Total stockholders' equity                             1,850,181      1,966,845
                                                         -----------    -----------
    Total liabilities and stockholders' equity           $ 6,736,425    $ 8,271,927
                                                         ===========    ===========

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                          -----------------------------       -------------------------------
                                                             JULY 1,          JULY 3,            JULY 1,            JULY 3,
                                                              2000             1999               2000               1999
                                                          -----------       -----------       ------------       ------------
Net sales                                                 $ 7,295,059       $ 6,804,813       $ 15,091,409       $ 13,530,088

Cost of sales                                               6,933,547         6,436,985         14,363,701         12,803,006
                                                          -----------       -----------       ------------       ------------
Gross profit                                                  361,512           367,828            727,708            727,082

Expenses:
      Selling, general and administrative                     285,121           258,175            580,786            525,684
      Reorganization costs                                         --             2,050                 --              8,284
                                                          -----------       -----------       ------------       ------------
                                                              285,121           260,225            580,786            533,968
                                                          -----------       -----------       ------------       ------------

Income from operations                                         76,391           107,603            146,922            193,114

Other (income) expense:
      Interest income                                          (1,511)           (1,336)            (2,878)            (2,655)
      Interest expense                                         22,287            25,642             49,147             50,866
      Gain on sale of available-for-sale securities                --                --           (111,458)                --
      Net foreign currency exchange loss                          816               948              1,134                624
      Other                                                     1,240             2,731              5,438              3,514
                                                          -----------       -----------       ------------       ------------
                                                               22,832            27,985            (58,617)            52,349
                                                          -----------       -----------       ------------       ------------
Income before income taxes and extraordinary item              53,559            79,618            205,539            140,765

Provision for income taxes                                     20,503            29,279             78,479             51,950
                                                          -----------       -----------       ------------       ------------

Income before extraordinary item                               33,056            50,339            127,060             88,815

Extraordinary gain on repurchase of debentures,
   net of $113, $1,408 and $2,405 in income taxes                 187                --              2,316              3,778
                                                          -----------       -----------       ------------       ------------
Net income                                                $    33,243       $    50,339       $    129,376       $     92,593
                                                          ===========       ===========       ============       ============

Basic earnings per share:
      Income before extraordinary item                    $      0.23       $      0.35       $       0.88       $       0.62
      Extraordinary gain on repurchase of debentures             0.00                --               0.01               0.03
                                                          -----------       -----------       ------------       ------------
      Net income                                          $      0.23       $      0.35       $       0.89       $       0.65
                                                          ===========       ===========       ============       ============

Diluted earnings per share:
      Income before extraordinary item                    $      0.22       $      0.34       $       0.86       $       0.60
      Extraordinary gain on repurchase of debentures             0.00                --               0.01               0.03
                                                          -----------       -----------       ------------       ------------
      Net income                                          $      0.22       $      0.34       $       0.87       $       0.63
                                                          ===========       ===========       ============       ============

       See accompanying notes to these consolidated financial statements.

                                INGRAM MICRO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (DOLLARS IN 000S)
                                   (UNAUDITED)

                                                           TWENTY-SIX WEEKS ENDED
                                                           -----------------------
                                                            JULY 1,       JULY 3,
                                                             2000          1999
                                                           ---------    ----------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income                                             $ 129,376    $  92,593
    Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation                                         41,548       35,262
         Amortization of goodwill                             10,681       10,252
         Deferred income taxes                                59,684       (9,456)
         Pretax gain on available-for-sale securities       (111,458)          --
         Gain (net of tax) on repurchase of debentures        (2,316)      (3,778)
         Noncash interest expense on debentures               11,136       12,178
         Noncash compensation charge                           1,959        1,018
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
         Accounts receivable                                 234,492      140,855
         Inventories                                         918,618      322,125
         Other current assets                                (27,016)     (22,784)
         Accounts payable                                   (942,189)     132,020
         Accrued expenses                                    (43,204)      44,838
                                                           ---------    ---------
         Cash provided by operating activities               281,311      755,123
                                                           ---------    ---------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
    Purchase of property and equipment                       (73,456)     (57,819)
    Proceeds from sale of property and equipment              16,400        7,652
    Acquisitions, net of cash acquired                            --     (227,019)
    Net proceeds from sale of available-for-sale
      securities                                             119,228           --
    Other                                                     (3,948)      (3,136)
                                                           ---------    ---------
         Cash provided (used) by investing activities         58,224     (280,322)
                                                           ---------    ---------

CASH USED BY FINANCING ACTIVITIES:
    Redemption of Redeemable Class B Common Stock                 --          (70)
    Exercise of stock options including tax benefits           7,537       12,187
    Repurchase of convertible debentures                     (62,662)     (50,321)
    Proceeds from (repayments of) debt                        24,577       (5,821)
    Net repayments under revolving credit facilities        (280,074)    (379,323)
                                                           ---------    ---------
         Cash used by financing activities                  (310,622)    (423,348)
                                                           ---------    ---------
Effect of exchange rate changes on cash                       (7,995)      (5,635)
                                                           ---------    ---------

Increase in cash                                              20,918       45,818

Cash, beginning of period                                    128,152       96,682
                                                           ---------    ---------
Cash, end of period                                        $ 149,070    $ 142,500
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash payments during the period:
    Interest                                               $  46,359    $  50,782
    Income taxes                                              15,399       42,422

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

         The consolidated financial statements include the accounts of Ingram Micro Inc. and all wholly- and majority-owned subsidiaries. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of July 1, 2000, and its results of operations for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999 and its cash flows for the twenty-six weeks ended July 1, 2000 and July 3, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the thirteen and twenty-six weeks ended July 1, 2000 may not be indicative of the results of operations that can be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

         The Company reports a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock (common stock equivalents) were exercised using the treasury stock method or the if-converted method, where applicable.

         The composition of Basic EPS and Diluted EPS is as follows:

                                                              THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                          ----------------------------      -----------------------------
                                                            JULY 1,          JULY 3,           JULY 1,          JULY 3,
                                                             2000             1999              2000             1999
                                                          -----------      -----------      -----------      ------------
Income before extraordinary item                          $    33,056      $    50,339      $   127,060      $     88,815
                                                          ===========      ===========      ===========      ============
Weighted average shares                                   145,174,800      143,120,896      144,981,627       142,938,040
                                                          ===========      ===========      ===========      ============
Basic earnings per share before extraordinary item        $      0.23      $      0.35      $      0.88      $       0.62
                                                          ===========      ===========      ===========      ============

Weighted average shares including the dilutive
  effect of common stock equivalents (4,525,925
  and 4,945,912 for the 13 weeks ended July 1,
  2000 and July 3, 1999, respectively, and
  3,453,573 and 5,188,158 for the 26 weeks
  ended July 1, 2000 and July 3, 1999, respectively)      149,700,725      148,066,808      148,435,200       148,126,198
                                                          ===========      ===========      ===========      ============
Diluted earnings per share before extraordinary item      $      0.22      $      0.34      $      0.86      $       0.60
                                                          ===========      ===========      ===========      ============

         At July 1, 2000, there were $383,190 in Zero Coupon Convertible Senior Debentures that were convertible into approximately 5,454,000 shares of Class A Common Stock. For the thirteen weeks and the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively, these potential shares were excluded from the computation of Diluted

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

EPS because their effect would not be dilutive. Additionally, there were approximately 8,643,000 and 3,226,000 stock options for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

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

         Total comprehensive (loss) income for the thirteen weeks ended July 1, 2000 and July 3, 1999 was ($115,170) and $143,958, respectively. Total comprehensive (loss) income for the twenty-six weeks ended July 1, 2000 and July 3, 1999 was ($131,854) and $231,594, respectively.

         The components of accumulated other comprehensive income (loss) are as follows:

                                                              FOREIGN          UNREALIZED         ACCUMULATED
                                                             CURRENCY        GAIN (LOSS) ON          OTHER
                                                            TRANSLATION      AVAILABLE-FOR-      COMPREHENSIVE
                                                            ADJUSTMENT      SALE SECURITIES      INCOME (LOSS)
                                                            -----------     ---------------      -------------
Balance at January 2, 1999                                   $(11,580)         $  6,666           $  (4,914)
   Change in foreign currency translation adjustment          (16,282)               --             (16,282)
   Unrealized holding gain arising during the quarter              --            61,664              61,664
                                                             --------          --------           ---------
Balance at April 3, 1999                                      (27,862)           68,330              40,468
   Change in foreign currency translation adjustment           (9,099)               --              (9,099)
   Unrealized holding gain arising during the quarter              --           102,718             102,718
                                                             --------          --------           ---------
Balance at July 3, 1999                                      $(36,961)         $171,048           $ 134,087
                                                             ========          ========           =========

                                                              FOREIGN          UNREALIZED         ACCUMULATED
                                                             CURRENCY        GAIN (LOSS) ON          OTHER
                                                            TRANSLATION      AVAILABLE-FOR-      COMPREHENSIVE
                                                            ADJUSTMENT      SALE SECURITIES      INCOME (LOSS)
                                                            -----------     ---------------      -------------
Balance at January 1, 2000                                   $(28,651)         $ 356,936           $ 328,285
   Change in foreign currency translation adjustment           (9,483)                --              (9,483)
   Unrealized holding loss arising during the quarter              --            (34,007)            (34,007)
   Realized gain included in net income                            --            (69,327)            (69,327)
                                                             --------          ---------           ---------
Balance at April 1, 2000                                      (38,134)           253,602             215,468
   Change in foreign currency translation adjustment           (2,791)                --              (2,791)
   Unrealized holding loss arising during the quarter              --           (145,622)           (145,622)
                                                             --------          ---------           ---------
Balance at July 1, 2000                                      $(40,925)         $ 107,980           $  67,055
                                                             ========          =========           =========

         In December 1998, the Company purchased 2,972,400 shares of common stock of SOFTBANK Corp. ("Softbank"), Japan's largest distributor of software, peripherals and networking products, for approximately $50,262. During December 1999, the Company sold 1,040,400 shares or approximately 35% of its original investment in Softbank common stock for approximately $230,109 resulting in a pre-tax gain of approximately $201,318, net of related expenses. In January 2000, the Company sold an additional 445,800 shares or approximately 15% of its original holdings in Softbank common stock for approximately $119,228, net of expenses,

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

resulting in a pre-tax gain of approximately $111,458. During April 2000, Softbank effected a 3 for 1 stock split. The aforementioned Softbank share information has been adjusted to give retroactive effect to Softbank's stock split. At July 1, 2000 and January 1, 2000, the unrealized holding gain associated with the Softbank common stock totaled $107,980 and $356,936, respectively, net of deferred taxes of $68,746 and $227,248, respectively.

NOTE 4 - EXTRAORDINARY ITEM

         In the first quarters of 2000 and 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $46,643 and $56,504, respectively, for $43,219 and $50,321, respectively. The debenture repurchases resulted in extraordinary gains of $2,129 and $3,778 (net of taxes of $1,295 and $2,405), for the first quarters of 2000 and 1999, respectively. In June 2000, the Company repurchased additional Zero Coupon Convertible Senior Debentures with a carrying value of $19,743. The amount paid for the June 2000 debenture repurchases totaled $19,443, resulting in an extraordinary gain of $187 (net of taxes of $113).

NOTE 5 - ACCOUNTS RECEIVABLE SECURITIZATION

         The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and has the ability to issue variable rate certificates to support a commercial paper program. Sales of receivables under these programs result in a reduction of accounts receivable on the Company's consolidated financial statements. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700,000 in commercial paper. At July 1, 2000 and January 1, 2000, the amount of medium-term certificates outstanding totaled $50,000 and $75,000, respectively. There was no commercial paper outstanding at July 1, 2000 or January 1, 2000.

         The Company also has certain other facilities relating to accounts receivable in Europe and Canada. Under these programs, the Company has sold approximately $199,213 and $187,558 of trade accounts receivable in the aggregate at July 1, 2000 and January 1, 2000, respectively, resulting in a further reduction of trade accounts receivable in the Company's Consolidated Balance Sheet.

         The aggregate amount of trade accounts receivable sold as of July 1, 2000 and January 1, 2000 totaled approximately $249,213 and $262,588, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness.

NOTE 6 - SEGMENT INFORMATION

         The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company's reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operates are classified into the U.S., Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Other international (Argentina, Australia, Brazil, Canada, Chile, China, India, Indonesia, Malaysia, Mexico, New Zealand, Panama, Peru, Singapore, and Thailand). Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

     Financial information by geographic segments is as follows:

                                                    THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                               -----------------------------       -------------------------------
                                                 JULY 1,            JULY 3,           JULY 1,            JULY 3,
                                                   2000              1999               2000              1999
                                               -----------       -----------       ------------       ------------
NET SALES:
    United States
       Sales to unaffiliated customers         $ 4,462,313       $ 4,294,687       $  9,050,608       $  8,432,101
       Transfers between geographic areas           43,298            37,043             85,186             74,460
    Europe                                       1,707,935         1,600,263          3,752,467          3,347,552
    Other international                          1,124,811           909,863          2,288,334          1,750,435
    Eliminations                                   (43,298)          (37,043)           (85,186)           (74,460)
                                               -----------       -----------       ------------       ------------
       Total                                   $ 7,295,059       $ 6,804,813       $ 15,091,409       $ 13,530,088
                                               ===========       ===========       ============       ============

INCOME FROM OPERATIONS:
    United States                              $    63,169       $    90,280       $    112,619       $    155,897
    Europe                                           6,511             7,932             21,032             18,268
    Other international                              6,711             9,391             13,271             18,949
                                               -----------       -----------       ------------       ------------
       Total                                   $    76,391       $   107,603       $    146,922       $    193,114
                                               ===========       ===========       ============       ============

IDENTIFIABLE ASSETS:
    United States                              $ 4,460,151       $ 4,295,742       $  4,460,151       $  4,295,742
    Europe                                       1,327,942         1,676,245          1,327,942          1,676,245
    Other international                            948,332         1,020,225            948,332          1,020,225
                                               -----------       -----------       ------------       ------------
       Total                                   $ 6,736,425       $ 6,992,212       $  6,736,425       $  6,992,212
                                               ===========       ===========       ============       ============

CAPITAL EXPENDITURES:
    United States                              $    20,627       $    21,713       $     45,376       $     42,235
    Europe                                          13,546            10,996             20,445             12,156
    Other international                              3,072             2,112              7,635              3,428
                                               -----------       -----------       ------------       ------------
       Total                                   $    37,245       $    34,821       $     73,456       $     57,819
                                               ===========       ===========       ============       ============

DEPRECIATION AND AMORTIZATION:
    United States                              $    15,653       $    13,477       $     30,879       $     26,469
    Europe                                           5,496             5,714             11,242             10,318
    Other international                              5,109             4,420             10,108              8,727
                                               -----------       -----------       ------------       ------------
       Total                                   $    26,258       $    23,611       $     52,229       $     45,514
                                               ===========       ===========       ============       ============

                               INGRAM MICRO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN 000S, EXCEPT PER SHARE DATA)

NOTE 7 - REORGANIZATION COSTS

         During 1999, the Company initiated a reorganization plan primarily in the U.S., but also in Europe. In connection with this reorganization plan, the Company recorded a charge of $20,305 for the fiscal year ended January 1, 2000 ($8,284 for the twenty-six weeks ended July 3, 1999). The 1999 reorganization charge included $12,322 in employee termination benefits for approximately 597 employees, $6,381 for the write-off of software used in the production of unbranded systems, $1,284 for closing and consolidation of redundant facilities relating primarily to excess lease costs net of estimated sublease income, net of adjustments, and $318 for other costs associated with the reorganization, net of adjustments. These initiatives were substantially completed at January 1, 2000.

         At January 1, 2000, the outstanding liability under this reorganization plan was approximately $2,320. The payment activities for the twenty-six weeks ended July 1, 2000 are summarized as follows:

                                                             AMOUNTS PAID
                                          OUTSTANDING         AND CHARGED                            REMAINING
                                         LIABILITY AT         AGAINST THE                          LIABILITY AT
                                       JANUARY 1 , 2000        LIABILITY         ADJUSTMENTS       JULY 1, 2000
                                       ----------------      -------------       -----------       ------------
Employee termination benefits               $1,708               $  904             $ --               $  804
Facility costs                                 612                  141               --                  471
                                            ------               ------             ----               ------
    Total                                   $2,320               $1,045             $ --               $1,275
                                            ======               ======             ====               ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In evaluating the business of Ingram Micro, readers should carefully consider the important factors discussed in Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. Also see discussion of "Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" below.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

                                           THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                    ----------------------------------      ------------------------------------
                                     JULY 1, 2000        JULY 3, 1999        JULY 1, 2000          JULY 3, 1999
                                    --------------      --------------      ---------------      ---------------
                                                             (DOLLARS IN MILLIONS)
Net sales by geographic region:
  United States                     $4,462    61.2%     $4,295    63.1%     $ 9,051    60.0%     $ 8,432    62.3%
  Europe                             1,708    23.4       1,600    23.5        3,752    24.9        3,348    24.7
  Other international                1,125    15.4         910    13.4        2,288    15.1        1,750    13.0
                                    ------   -----      ------   -----      -------   -----      -------   -----
             Total                  $7,295   100.0%     $6,805   100.0%     $15,091   100.0%     $13,530   100.0%
                                    ======   =====      ======   =====      =======   =====      =======   =====

         The following table sets forth certain items from the Company's Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

                                                       PERCENTAGE OF NET SALES
                                              ------------------------------------------
                                               THIRTEEN WEEKS         TWENTY-SIX WEEKS
                                                    ENDED                   ENDED
                                              -----------------       ------------------
                                              JULY 1,   JULY 3,       JULY 1,    JULY 3,
                                               2000      1999          2000       1999
                                              ------    ------        ------     ------
Net sales                                     100.0%    100.0%        100.0%     100.0%
Cost of sales                                  95.0      94.6          95.2       94.6
                                              -----     -----         -----      -----
Gross profit                                    5.0       5.4           4.8        5.4

Expenses:
     SG&A expenses                              3.9       3.8           3.8        3.9
     Reorganization costs                        --       0.0            --        0.1
                                              -----     -----         -----      -----

Income from operations                          1.1       1.6           1.0        1.4
Other (income) expense, net                     0.3       0.4          (0.4)       0.4
                                              -----     -----         -----      -----
Income before income taxes and
  extraordinary item                            0.8       1.2           1.4        1.0
Provision for income taxes                      0.3       0.5           0.5        0.4
                                              -----     -----         -----      -----
Income before extraordinary item                0.5       0.7           0.9        0.6
Extraordinary gain on repurchase
  of debentures, net of income taxes            0.0        --           0.0        0.0
                                              -----     -----         -----      -----
Net Income                                      0.5%      0.7%          0.9%       0.6%
                                              =====     =====         =====      =====

THIRTEEN WEEKS ENDED JULY 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 1999

         Consolidated net sales increased 7.2% to $7.30 billion for the thirteen weeks ended July 1, 2000 (or "second quarter of 2000") from $6.80 billion for the thirteen weeks ended July 3, 1999 (or "second quarter of 1999"). The increase in worldwide net sales was primarily attributable to the addition of new customers, increased sales to the existing customer base, and expansion of the Company's product and service offerings.

         Net sales from U.S. operations increased 3.9% to $4.46 billion in the second quarter of 2000 from $4.29 billion in the second quarter of 1999. Sales growth in the U.S. operations was moderated in the second quarter of 2000 compared to historical sales growth primarily due to pricing policy changes implemented during the second quarter of 2000 and the Company's decision to eliminate certain vendor programs, both decisions geared towards the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

improvement of gross margin. As the Company continues to seek profitable growth through its pricing policy changes made to date, and through future pricing policy changes, if any, it may experience moderated sales growth in the near term. Net sales from European operations increased 6.7% (approximately 19% in local currencies) to $1.71 billion in the second quarter of 2000 from $1.60 billion in the second quarter of 1999 due to the overall growth in the Company's existing European operations. This growth was negatively affected by a softness in demand for technology products and services during the second quarter of 2000 and the continued weakening of European currencies as compared to the U.S. dollar. For geographic regions outside the U.S. and Europe, net sales increased 23.6% to $1.12 billion in the second quarter of 2000 from $909.9 million in the second quarter of 1999 primarily due to growth in the Company's Latin American and Asia Pacific operations. The Company's Canadian operations, however, experienced relatively flat sales in the second quarter of 2000 as compared to the prior year primarily due to a softness in demand for technology products and services.

         Gross profit, as a percentage of net sales, decreased to 5.0% in the second quarter of 2000 from 5.4% in the second quarter of 1999. The decline in the gross profit percentage was primarily due to changes in vendor terms and conditions largely related to reductions in vendor rebates and incentives and to a lesser extent, tighter restrictions on the Company's ability to return inventory to vendors and reduced time periods qualifying for price protection. The Company expects these restrictive terms and conditions to continue for the foreseeable future. The Company is implementing and continually refining changes to its pricing strategies, inventory management processes and administration of vendor subsidized programs. In addition, the Company continues to change certain of the terms and conditions offered to its customers to reflect those being imposed by its vendors. The Company believes that these plans will help mitigate the impact of these changes in vendor terms and conditions. For example, as a result of the Company's actions taken to date in this regard, the Company's gross profit as a percentage of net sales for the second quarter of 2000 increased to 5.0% from 4.7% in the first quarter of 2000. However, there can be no assurance that the Company will not continue to be impacted by the changes in vendor terms and conditions.

         Total SG&A expenses, excluding reorganization costs, increased 10.4% to $285.1 million in the second quarter of 2000 from $258.2 million in the second quarter of 1999 and slightly increased as a percentage of net sales to 3.9% in the second quarter of 2000 from 3.8% in the second quarter of 1999. The increase in SG&A spending was attributable to increased expenses required to support the expansion of the Company's business. Expenses related to expansion consist of incremental personnel and support costs, lease expenses related to new operating facilities, and the expenses associated with the development and maintenance of information systems. The increase in SG&A as a percentage of net sales is primarily due to the overall reduction in sales growth during the second quarter of 2000.

         In the second quarter of 1999, the Company recorded a charge of $2.1 million related primarily to reorganization efforts in the Company's European operations. The Company did not incur any reorganization charges in the second quarter of 2000.

         Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 1.1% in the second quarter of 2000 from 1.6% in the second quarter of 1999. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.4% in the second quarter of 2000 from 2.1% in the second quarter of 1999. European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.4% in the second quarter of 2000 compared to income from operations of 0.6% in the second quarter of 1999. For geographic regions outside the U.S. and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.6% in the second quarter of 2000 as compared to 1.0% in the second quarter of 1999. Income from operations, including reorganization costs, decreased as a percentage of net sales to 1.1% in the second quarter of 2000 from 1.6% in the second quarter of 1999.

         Other expense consisted primarily of interest, foreign currency exchange losses, and miscellaneous non-operating expenses. For the second quarter of 2000, the Company recorded net other expense of $22.8 million, or 0.3% as a percentage of net sales, as compared to net other expense of $28.0 million for the second quarter of 1999, or 0.4% as a percentage of net sales in 1999. The decrease in net other expenses compared to the second quarter of 1999 is primarily attributable to a decrease in interest and other expenses. The decrease in interest expense is due to the decrease in the average borrowings outstanding during the second quarter of 2000 compared to the second quarter of 1999, partially offset by an increase in interest rates for the same period. The decrease in other expenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

is attributable primarily to a decrease in the amount of accounts receivable securitization fees due to a decrease in the average off-balance sheet debt, as well as to other miscellaneous non-operating expenses.

         The provision for income taxes, excluding extraordinary items, decreased 30.0% to $20.5 million in the second quarter of 2000 from $29.3 million in the second quarter of 1999, reflecting the 32.7% decrease in the Company's income before income taxes. The Company's effective tax rate was 38.3% in the second quarter of 2000 compared to 36.8% in the second quarter of 1999. The increase in the current quarter effective tax rate is primarily attributable to the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

         In the second quarter of 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $19.7 million for approximately $19.4 million in cash. The debenture repurchases resulted in an extraordinary gain of $0.2 million, net of taxes of $0.1 million, for the second quarter of 2000. No debenture repurchases were made in the second quarter of 1999.

TWENTY-SIX WEEKS ENDED JULY 1, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 1999

         Consolidated net sales increased 11.5% to $15.09 billion for the twenty-six weeks ended July 1, 2000 (or "first six months of 2000") from $13.53 billion for the twenty-six weeks ended July 3, 1999 (or "first six months of 1999"). The increase in worldwide net sales was primarily attributable to the same factors summarized in the discussion of net sales for the second quarter of 2000 and 1999.

         Net sales from U.S. operations increased 7.3% to $9.05 billion in the first six months of 2000 from $8.43 billion in the first six months of 1999. Net sales from European operations increased 12.1% (approximately 24% in local currencies) to $3.75 billion in the first six months of 2000 from $3.35 billion in the first six months of 1999. The increase in the U.S. and European net sales was primarily attributable to the same factors summarized in the discussion of net sales for the second quarters of 2000 and 1999. For geographic regions outside the U.S. and Europe, net sales increased 30.7% to $2.29 billion in the first six months of 2000 from $1.75 billion in the first six months of 1999 primarily due to growth in the Company's Latin American and Asia Pacific operations. The Company's Canadian operations, however, experienced relatively flat sales as compared to the prior year primarily due to a softness in demand for technology products and services in the Canadian market for the first six months of 2000, and lower than anticipated purchases by the Canadian government during the first quarter of 2000. Canadian government purchases are generally strong in the first quarter of each year as this coincides with the Canadian government's fiscal year-end.

         Gross profit, as a percentage of net sales, decreased to 4.8% in the first six months of 2000 from 5.4% in the first six months of 1999. The decrease was attributable to the same factors summarized in the discussion of gross profit for the second quarters of 2000 and 1999.

         Total SG&A expenses, excluding reorganization costs, increased 10.5% to $580.8 million in the first six months of 2000 from $525.7 million in the first six months of 1999, but decreased as a percentage of net sales to 3.8% in the first six months of 2000 from 3.9% in the first six months of 1999. The change in SG&A expenses in dollar terms was largely attributable to the same factors summarized in the discussion of SG&A expenses for the second quarters of 2000 and 1999. The overall decrease in SG&A expenses as a percentage of net sales is attributable to economies of scale from greater sales volume, continued cost-control measures and the Company's reorganization efforts in 1999.

         In the first six months of 1999, the Company recorded a charge of $8.3 million related primarily to reorganization efforts in the Company's U.S. and European operations. The Company did not incur any reorganization charges in the first six months of 2000.

         Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 1.0% in the first six months of 2000 from 1.5% in the first six months of 1999. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the significant decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.2% in the first six months of 2000 from 1.9% in the first six months of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

European income from operations, excluding reorganization costs, as a percentage of net sales remained the same at 0.6% in the first six months of 2000 and 1999. For geographic regions outside the United States and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.6% in the first six months of 2000 from 1.1% in the first six months of 1999. Income from operations, including reorganization costs, as a percentage of net sales decreased to 1.0% in the first six months of 2000 from 1.4% in the first six months of 1999.

         Other (income) expense consisted primarily of interest expense, foreign currency exchange losses, gain on sale of available-for-sale securities and miscellaneous non-operating expenses. For the first six months of 2000, the Company recorded net other income of $58.6 million, or 0.4% as a percentage of net sales, as compared to net other expense of $52.3 million for the first six months of 1999, or 0.4% as a percentage of net sales in 1999. The increase in net other income in the first six months of 2000 is primarily attributable to the gain realized on the sale of Softbank common stock, partially offset by an increase in foreign currency exchange losses and other miscellaneous non-operating expenses. In January 2000, the Company sold 445,800 shares or approximately 15% of its original holdings in Softbank common stock for a pre-tax gain of approximately $111.5 million, net of related costs.

         The provision for income taxes increased 51.1% to $78.5 million in the first six months of 2000 from $52.0 million in the first six months of 1999, reflecting the 46.0% increase in the Company's income before income taxes. The Company's effective tax rate was 38.2% in the first six months of 2000 compared to 36.9% in the first six months of 1999. The increase in the current period effective tax rate is primarily attributable to the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

         In the first six months of 2000 and 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $66.4 million and $56.5 million, respectively, for approximately $62.7 million and $50.3 million in cash, respectively. The debenture repurchases resulted in an extraordinary gain of $2.3 million and $3.8 million (net of taxes of $1.4 million and $2.4 million) for the first six months of 2000 and 1999, respectively.

QUARTERLY DATA; SEASONALITY

         The Company's quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company; competitive conditions including pricing; variation in the amount of provisions for excess and obsolete inventory, vendor sponsored programs and doubtful accounts; changes in the level of operating expenses; the impact of acquisitions; the introduction of new hardware and software technologies and products and services offering improved features and functionality by the Company and its competitors; the loss or consolidation of a significant supplier or customer; product supply constraints; interest rate fluctuations; currency fluctuations; and general economic conditions. The Company's narrow operating margins may magnify the impact of these factors on the Company's operating results. Specific historical seasonal variations in the Company's operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter (except in the first quarter of 2000, as explained above), and worldwide pre-holiday stocking in the retail channel during the September-to-November period. In addition, the product cycle of major products may materially impact the Company's business, financial condition, or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

         The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, its initial public stock offering in November 1996, the issuance of its Zero Coupon Convertible Senior Debentures in June 1998, and the sale of Softbank common stock in December 1999 and January 2000.

         Net cash provided by operating activities was $281.3 million in the first six months of 2000 as compared to $755.1 million in the first six months of 1999. The decrease in cash provided by operating activities was primarily attributable to less trade creditor financing of product inventory used as compared to the first six months of 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

partially offset by reductions in accounts receivable and inventory levels carried.

         Net cash provided by investing activities was $58.2 million in the first six months of 2000 compared to cash used by investing activities of $280.3 million in the first six months of 1999. The net cash provided by investing activities in the first six months of 2000 primarily resulted from the sale of Softbank common stock, which provided cash proceeds of approximately $119.2 million, partially offset by capital expenditures. The net cash used by investing activities in the first six months of 1999 was primarily due to the acquisition of Electronic Resources, Ltd. in the Asia Pacific region and capital expenditures.

         Net cash used by financing activities was $310.6 million in the first six months of 2000 compared to $423.3 million in the first six months of 1999. Net cash used by financing activities in the first six months of 2000 was primarily due to the repurchase of the convertible debentures of $62.7 million, the net decrease in borrowings under the revolving credit facilities and other debt primarily resulting from the use of the proceeds received from the sale of Softbank common stock to repay indebtedness, as well as to the continued focus on working capital management. The net cash used by financing activities in the first six months of 1999 was primarily due to the repurchase of the convertible debentures of $50.3 million and the net decrease in borrowings under the revolving credit facilities and other debt. The repayments in the first quarter of 1999 were made possible through the Company's management of trade debtors and trade creditors.

     Capital Resources

         The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion net of outstanding borrowings. Under these credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the amount of dividends the Company can pay as well as the amount of common stock that the Company can repurchase annually. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company's business or financial condition. At July 1, 2000, the Company had $223.5 million in outstanding borrowings under these credit facilities.

         The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and has the ability to issue variable rate certificates to support a commercial paper program. Sales of receivables under these programs result in a reduction of accounts receivable on the Company's consolidated financial statements. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700 million in commercial paper. At July 1, 2000 and January 1, 2000, the amount of medium-term certificates outstanding totaled $50.0 million and $75.0 million, respectively. There was no commercial paper outstanding at July 1, 2000 or January 1, 2000.

         The Company also has certain other facilities relating to accounts receivable in Europe and Canada. Under these programs, the Company has sold approximately $199.2 million and $187.6 million of trade accounts receivable in the aggregate at July 1, 2000 and January 1, 2000, respectively, resulting in a further reduction of trade accounts receivable in the Company's Consolidated Balance Sheet.

         The aggregate amount of trade accounts receivable sold as of July 1, 2000 and January 1, 2000 totaled approximately $249.2 million and $262.6 million, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness. The Company believes that there are sufficient trade accounts receivable to support the outstanding medium-term certificates, the new U.S. commercial paper program and the European and Canadian facilities.

         On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. The Company has subsequently registered the resale of these debentures under the Securities Act of 1933, as amended. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company's Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. During the first six months of 2000 and 1999, the Company repurchased Zero Coupon

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Convertible Senior Debentures with carrying values of $66.4 million and $56.5 million, respectively, for approximately $62.7 million and $50.3 million, respectively. The debenture repurchases resulted in extraordinary gains of $2.3 million and $3.8 million (net of taxes of $1.4 million and $2.4 million) for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively.

         As of July 1, 2000, the debentures were convertible into approximately
5.5 million shares of the Company's Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008, and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of the redemption. In the event of a repurchase at the option of the holder (other than upon a Fundamental Change), the Company may, at its option, satisfy the redemption in cash or Class A Common Stock, or any combination thereof. In the case of any such repurchase as of June 9, 2001, the Company may elect, in lieu of the payment of cash or Class A Common Stock, to satisfy the redemption by the issuance of new Zero Coupon Convertible Senior Debentures due 2018.

         The Company and its foreign subsidiaries have additional lines of credit, commercial paper, and short-term overdraft facilities with various banks worldwide, which provide for borrowings aggregating $792.9 million at July 1, 2000. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At July 1, 2000, the Company had $429.4 million outstanding under these facilities.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 was updated by the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

         The Company has and continues to institute changes to its strategies, operations and processes to address these risk factors and to mitigate their impact on the Company's results of operations and financial condition. However, no assurances can be given that the Company will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99.01 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000; other risks or uncertainties may be detailed from time to time in the Company's future SEC filings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Shareowners was held on May 17, 2000.

         (b) One matter submitted for a vote at the Annual Meeting was the election of eight directors (constituting the entire Board of Directors). The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each such individual elected to the Board of Directors for a term to expire at the 2001 Annual Meeting of Shareowners.

                 NOMINEE                                         NUMBER OF VOTES
             -------------------------------------------------------------------
             Don H. Davis, Jr.           For                       779,641,881
                                         Withheld/Against            4,421,227
                                         Abstentions                         0
                                         Broker Non-Votes                    0

             Kent B. Foster              For                       782,131,413
                                         Withheld/Against            1,931,695
                                         Abstentions                         0
                                         Broker Non-Votes                    0

             John R. Ingram              For                       782,142,169
                                         Withheld/Against            1,920,939
                                         Abstentions                         0
                                         Broker Non-Votes                    0

             Martha R. Ingram            For                       780,757,382
                                         Withheld/Against            3,305,726
                                         Abstentions                         0
                                         Broker Non-Votes                    0

             Orrin H. Ingram II          For                       780,137,999
                                         Withheld/Against            1,925,109
                                         Abstentions                         0
                                         Broker Non-Votes                    0

             Philip M. Pfeffer           For                       781,228,156
                                         Withheld/Against            2,834,952
                                         Abstentions                         0
                                         Broker Non-Votes                    0

             Gerhard Schulmeyer          For                       779,671,236
                                         Withheld/Against            4,391,872
                                         Abstentions                         0
                                         Broker Non-Votes                    0

                 NOMINEE                                         NUMBER OF VOTES
             -------------------------------------------------------------------
             Joe B. Wyatt                For                       782,418,203
                                         Withheld/Against            1,644,905
                                         Abstentions                         0
                                         Broker Non-Votes                    0

             Also, at the 2000 Annual Meeting of Shareowners, shareowners approved the adoption of the Ingram Micro Inc. 2000 Equity Incentive Plan. The following table lists the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

                      ITEM                                       NUMBER OF VOTES
             -------------------------------------------------------------------
             Ingram Micro Inc. 2000      For                       752,083,838
             Equity Incentive Plan       Withheld/Against           10,717,362
                                         Abstentions               320,560,000
                                         Broker Non-Votes           20,941,348

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              No.                   Description
             -----                  -----------
             10.64    Advisory Services Agreement with Jerre Stead, dated
                       May 17, 2000

             27       Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the thirteen weeks ended July 1, 2000.

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

August 15, 2000