Form 10-Q
period 2000-09-30
INGRAM MICRO INC
filed 2000-11-14
CIK 1018003

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-12203

Ingram Micro Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1644402 (I.R.S. Employer Identification No.)

1600 E. St. Andrew Place, Santa Ana, California 92799-5125
(Address, including zip code, of principal executive offices)

(714) 566-1000
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

      The Registrant had 74,430,950 shares of Class A Common Stock, par value $.01 per share, and 71,579,935 shares of Class B Common Stock, par value $.01 per share, outstanding at September 30, 2000.

INGRAM MICRO INC.

INDEX

		Pages

Part I.	Financial Information
Item 1.	Financial Statements

	Consolidated Balance Sheet at September 30, 2000 and January 1, 2000	3

	Consolidated Statement of Income for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999	4

	Consolidated Statement of Cash Flows for the thirty-nine weeks ended September 30, 2000 and October 2, 1999	5

	Notes to Consolidated Financial Statements	6–11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12–18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Part II.	Other Information

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		19

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)

	September 30,	January 1,
	2000	2000

	(Unaudited)
ASSETS
Current assets:
Cash	$109,618	$128,152
Investment in available-for-sale securities	—	142,338
Accounts receivable:
Trade receivables	1,666,195	2,853,509
Retained interest in securitized receivables	1,189,110	—

Total accounts receivable (less allowances of $91,794 and $100,754)	2,855,305	2,853,509
Inventories	2,591,887	3,471,565
Other current assets	340,583	373,365

Total current assets	5,897,393	6,968,929
Investment in available-for-sale securities	138,807	474,525
Property and equipment, net	323,007	316,643
Goodwill, net	430,431	455,473
Other	61,179	56,357

Total assets	$6,850,817	$8,271,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,590,436	$4,322,303
Accrued expenses	331,656	317,283
Current maturities of long-term debt	32,042	31,020

Total current liabilities	3,954,134	4,670,606
Convertible debentures	376,497	440,943
Other long-term debt	538,396	876,172
Deferred income taxes and other liabilities	136,464	313,561

Total liabilities	5,005,491	6,301,282

Redeemable Class B Common Stock	—	3,800

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 265,000,000 shares authorized; 74,430,950 and 71,212,517 shares issued and outstanding	744	712
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; 71,579,935 and 73,280,871 shares issued and outstanding (including 542,855 redeemable shares at January 1, 2000)	716	727
Additional paid-in capital	662,172	645,182
Retained earnings	1,163,350	995,035
Accumulated other comprehensive income	20,152	328,285
Unearned compensation	(1,808)	(3,096)

Total stockholders’ equity	1,845,326	1,966,845

Total liabilities and stockholders’ equity	$6,850,817	$8,271,927

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

Net sales	$7,558,652	$6,710,093	$22,650,061	$20,240,181

Cost of sales	7,170,801	6,388,205	21,534,502	19,191,211

Gross profit	387,851	321,888	1,115,559	1,048,970

Expenses:

Selling, general and administrative	300,692	266,447	881,478	792,131

Reorganization costs	—	2,675	—	10,959

	300,692	269,122	881,478	803,090

Income from operations	87,159	52,766	234,081	245,880

Other expense (income):

Interest income	(2,327)	(635)	(5,205)	(3,290)

Interest expense	21,247	23,000	70,393	73,866

Gain on sale of available-for-sale securities	—	—	(111,458)	—

Net foreign currency exchange loss	2,146	965	3,280	1,589

Other	3,193	4,685	8,632	8,199

	24,259	28,015	(34,358)	80,364

Income before income taxes and extraordinary item	62,900	24,751	268,439	165,516

Provision for income taxes	24,059	8,913	102,538	60,863

Income before extraordinary item	38,841	15,838	165,901	104,653

Extraordinary gain on repurchase of debentures,
net of $60, $0, $1,468 and $2,405 in income taxes	98	—	2,414	3,778

Net income	$38,939	$15,838	$168,315	$108,431

Basic earnings per share:

Income before extraordinary item	$0.27	$0.11	$1.14	$0.73

Extraordinary gain on repurchase of debentures	0.00	—	0.02	0.03

Net income	$0.27	$0.11	$1.16	$0.76

Diluted earnings per share:

Income before extraordinary item	$0.26	$0.11	$1.12	$0.70

Extraordinary gain on repurchase of debentures	0.00	—	0.01	0.03

Net income	$0.26	$0.11	$1.13	$0.73

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirty-nine Weeks Ended

	September 30,	October 2,
	2000	1999

Cash provided by operating activities:

Net income	$168,315	$108,431

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation	63,447	54,800

Amortization of goodwill	16,346	16,367

Deferred income taxes	58,856	(16,440)

Pretax gain from sale of available-for-sale securities	(111,458)	—

Gain (net of tax) on repurchase of debentures	(2,414)	(3,778)

Noncash interest expense on debentures	16,141	18,019

Noncash compensation charge	2,587	1,526

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable	10,805	46,733

Inventories	888,731	430,811

Other current assets	(1,688)	(68,971)

Accounts payable	(769,014)	(3,145)

Accrued expenses	15,006	70,956

Cash provided by operating activities	355,660	655,309

Cash provided (used) by investing activities:

Purchase of property and equipment	(92,367)	(89,605)

Proceeds from sale of property and equipment	16,400	7,652

Acquisitions, net of cash acquired	(4,620)	(241,107)

Net proceeds from sale of available-for-sale securities	119,228	—

Other	(4,204)	(2,856)

Cash provided (used) by investing activities	34,437	(325,916)

Cash used by financing activities:

Redemption of Redeemable Class B Common Stock	—	(107)

Exercise of stock options including tax benefits	10,018	19,119

Repurchase of convertible debentures	(73,912)	(50,321)

Proceeds from debt	103,402	211,432

Net repayments under revolving credit facilities	(447,749)	(468,046)

Cash used by financing activities	(408,241)	(287,923)

Effect of exchange rate changes on cash	(390)	(3,189)

Increase (decrease) in cash	(18,534)	38,281

Cash, beginning of period	128,152	96,682

Cash, end of period	$109,618	$134,963

Supplemental disclosure of cash flow information:

Cash payments during the period:

Interest	$64,213	$50,771

Income taxes	17,945	77,832

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in 000’s, except per share data)

Note 1 — Organization and Basis of Presentation

      Ingram Micro Inc. (the “Company” or “Ingram Micro”) is primarily engaged, directly and through its wholly- and majority-owned subsidiaries, in wholesale distribution of information technology products and services worldwide. The Company conducts the majority of its operations in the United States (the “U.S.”), Europe, Canada, Latin America, and Asia Pacific.

      The consolidated financial statements include the accounts of Ingram Micro Inc. and all wholly- and majority-owned subsidiaries. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000, and its results of operations for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 and its cash flows for the thirty-nine weeks ended September 30, 2000 and October 2, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2000. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2000 may not be indicative of the results of operations that can be expected for the full year.

Note 2 — Earnings Per Share

      The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock (common stock equivalents) were exercised using the treasury stock method or the if-converted method, where applicable.

      The composition of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

Income before extraordinary item	$38,841	$15,838	$165,901	$104,653

Weighted average shares	145,400,893	143,737,247	145,007,266	143,204,442

Basic earnings per share before extraordinary item	$0.27	$0.11	$1.14	$0.73

Weighted average shares including the dilutive effect of common stock equivalents (4,231,767 and 4,305,077 for the 13 weeks ended September 30, 2000 and October 2, 1999, respectively, and 3,755,403 and 4,893,798 for the 39 weeks ended September 30, 2000 and October 2, 1999, respectively)	149,632,660	148,042,324	148,762,669	148,098,240

Diluted earnings per share before extraordinary item	$0.26	$0.11	$1.12	$0.70

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in 000’s, except per share data)

      At September 30, 2000, there were $376,497 in Zero Coupon Convertible Senior Debentures outstanding that were convertible into approximately 5,289,000 shares of Class A Common Stock. For the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively, these potential shares were excluded from the computation of Diluted EPS because their effect would not be dilutive. Additionally, there were approximately 10,787,000 and 3,365,000 stock options for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Note 3 — Comprehensive Income

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income (loss).

      Total comprehensive (loss) income for the thirteen weeks ended September 30, 2000 and October 2, 1999 was ($7,964) and $190,267, respectively. Total comprehensive (loss) income for the thirty-nine weeks ended September 30, 2000 and October 2, 1999 was ($139,818) and $421,861, respectively.

      The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at January 2, 1999	$(11,580)	$6,666	$(4,914)

Change in foreign currency translation adjustment	(16,282)	—	(16,282)

Unrealized holding gain arising during the quarter	—	61,664	61,664

Balance at April 3, 1999	(27,862)	68,330	40,468

Change in foreign currency translation adjustment	(9,099)	—	(9,099)

Unrealized holding gain arising during the quarter	—	102,718	102,718

Balance at July 3, 1999	(36,961)	171,048	134,087

Change in foreign currency translation adjustment	13,858	—	13,858

Unrealized holding gain arising during the quarter	—	160,571	160,571

Balance at October 2, 1999	$(23,103)	$331,619	$308,516

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in 000’s, except per share data)

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at January 1, 2000	$(28,651)	$356,936	$328,285

Change in foreign currency translation adjustment	(9,483)	—	(9,483)

Unrealized holding loss arising during the quarter	—	(34,007)	(34,007)

Realized gain included in net income	—	(69,327)	(69,327)

Balance at April 1, 2000	(38,134)	253,602	215,468

Change in foreign currency translation adjustment	(2,791)	—	(2,791)

Unrealized holding loss arising during the quarter	—	(145,622)	(145,622)

Balance at July 1, 2000	(40,925)	107,980	67,055

Change in foreign currency translation adjustment	(8,379)	—	(8,379)

Unrealized holding loss arising during the quarter	—	(38,524)	(38,524)

Balance at September 30, 2000	$(49,304)	$69,456	$20,152

      In December 1998, the Company purchased 2,972,400 shares of common stock of SOFTBANK Corp. (“Softbank”), Japan’s largest distributor of software, peripherals and networking products, for approximately $50,262. During December 1999, the Company sold 1,040,400 shares or approximately 35% of its original investment in Softbank common stock for approximately $230,109 resulting in a pre-tax gain of approximately $201,318, net of related expenses. In January 2000, the Company sold an additional 445,800 shares or approximately 15% of its original holdings in Softbank common stock for approximately $119,228, net of expenses, resulting in a pre-tax gain of approximately $111,458. During April 2000, Softbank effected a 3 for 1 stock split. The aforementioned Softbank share information has been adjusted to give retroactive effect to Softbank’s stock split. At September 30, 2000 and January 1, 2000, the unrealized holding gain associated with the Softbank common stock totaled $69,456 and $356,936, respectively, net of deferred taxes of $44,220 and $227,248, respectively.

Note 4 — Extraordinary Item

      For the thirteen weeks ended September 30, 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $11,408. The amount paid for the debentures repurchased totaled $11,250, resulting in an extraordinary gain of $98 (net of taxes of $60). There were no repurchases of Zero Coupon Convertible Senior Debentures for the thirteen weeks ended September 30, 1999.

      The total carrying value of Zero Coupon Convertible Senior Debentures repurchased for the thirty-nine weeks ended September 30, 2000 and October 2, 1999 amounted to $77,794 and $56,504, respectively, for $73,912 and $50,321 in cash, respectively. The debenture repurchases resulted in extraordinary gains of $2,414 and $3,778 (net of taxes of $1,468 and $2,405) for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in 000’s, except per share data)

Note 5 — Accounts Receivable Securitization

      The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and has the ability to issue variable rate certificates to support a commercial paper program. Sales of receivables under these programs result in a reduction of total accounts receivable on the Company’s consolidated balance sheet. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700,000 in commercial paper. At September 30, 2000 and January 1, 2000, the amount of medium-term certificates outstanding totaled $50,000 and $75,000, respectively. There was no commercial paper outstanding at September 30, 2000 or January 1, 2000.

      The Company also has certain other facilities relating to accounts receivable in Europe and Canada. Under these programs, the Company has sold approximately $173,896 and $187,588 of trade accounts receivable in the aggregate at September 30, 2000 and January 1, 2000, respectively, resulting in a further reduction of total accounts receivable on the Company’s consolidated balance sheet.

      The aggregate amount of accounts receivable sold as of September 30, 2000 and January 1, 2000 totaled approximately $223,896 and $262,588, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness.

Note 6 — Segment Information

      The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company’s reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operates are classified into the U.S., Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Other international (Argentina, Australia, Brazil, Canada, Chile, China, India, Malaysia, Mexico, New Zealand, Peru, Singapore, and Thailand). Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in 000’s, except per share data)

      Financial information by geographic segments is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

Net sales:

United States

Sales to unaffiliated customers	$4,736,720	$4,033,406	$13,787,328	$12,465,508

Transfers between geographic areas	58,361	50,441	143,547	124,901

Europe	1,608,091	1,639,624	5,360,558	4,987,176

Other international	1,213,841	1,037,063	3,502,175	2,787,497

Eliminations	(58,361)	(50,441)	(143,547)	(124,901)

Total	$7,558,652	$6,710,093	$22,650,061	$20,240,181

Income from operations:

United States	$81,181	$47,818	$193,801	$203,715

Europe	1,308	(5,109)	22,340	13,159

Other international	4,670	10,057	17,940	29,006

Total	$87,159	$52,766	$234,081	$245,880

Identifiable assets:

United States	$4,615,996	$4,561,497	$4,615,996	$4,561,497

Europe	1,301,587	1,801,470	1,301,587	1,801,470

Other international	933,234	837,640	933,234	837,640

Total	$6,850,817	$7,200,607	$6,850,817	$7,200,607

Capital expenditures:

United States	$17,367	$14,240	$62,743	$56,475

Europe	975	13,198	21,420	25,354

Other international	569	4,348	8,204	7,776

Total	$18,911	$31,786	$92,367	$89,605

Depreciation and amortization:

United States	$17,064	$14,535	$47,944	$41,004

Europe	5,316	6,687	16,558	17,006

Other international	5,184	4,431	15,291	13,157

Total	$27,564	$25,653	$79,793	$71,167

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in 000’s, except per share data)

Note 7 — Reorganization Costs

      During 1999, the Company initiated a reorganization plan primarily in the U.S., but also in Europe. In connection with this reorganization plan, the Company recorded a charge of $20,305 for the fiscal year ended January 1, 2000 ($10,959 for the thirty-nine weeks ended October 2, 1999). The 1999 reorganization charge included $12,322 in employee termination benefits for approximately 597 employees, $6,381 for the write-off of software used in the production of unbranded systems, $1,284 for closing and consolidation of redundant facilities relating primarily to excess lease costs net of estimated sublease income, net of adjustments, and $318 for other costs associated with the reorganization, net of adjustments. These initiatives were substantially completed at January 1, 2000.

      At January 1, 2000, the outstanding liability under this reorganization plan was approximately $2,320. The payment activities for the thirty-nine weeks ended September 30, 2000 are summarized as follows:

	Outstanding	Amounts paid		Remaining
	liability at	and charged		liability at
	January 1,	against the		September 30,
	2000	liability	Adjustments	2000

Employee termination benefits	$1,708	$1,129	$—	$579

Facility costs	612	257	—	355

Total	$2,320	$1,386	$—	$934

Note 8 — New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FAS No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB No. 133.” As amended, FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133, as amended, is effective for the Company in fiscal 2001. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is in the process of evaluating the impact, if any, on its reported financial condition or results of operations from the adoption of FAS 140.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in 000’s, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In evaluating the business of Ingram Micro, readers should carefully consider the important factors discussed in Exhibit 99.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. Also see discussion of “Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” below.

Results of Operations

      The following table sets forth the Company’s net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

	September 30,		October 2,		September 30,		October 2,
	2000		1999		2000		1999

	(dollars in millions)
Net sales by geographic region:

United States	$4,737	62.7%	$4,033	60.1%	$13,787	60.9%	$12,466	61.6%

Europe	1,608	21.3	1,640	24.4	5,361	23.7	4,987	24.6

Other international	1,214	16.0	1,037	15.5	3,502	15.4	2,787	13.8

Total	$7,559	100.0%	$6,710	100.0%	$22,650	100.0%	$20,240	100.0%

      The following table sets forth certain items from the Company’s Consolidated Statement of Income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks		Thirty-nine Weeks
	Ended		Ended

	September 30,	October 2,	September 30,	October 2,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	94.9	95.2	95.1	94.8

Gross profit	5.1	4.8	4.9	5.2

Expenses:

SG&A expenses	4.0	4.0	3.9	3.9

Reorganization costs	—	0.0	—	0.1

Income from operations	1.1	0.8	1.0	1.2

Other expense (income), net	0.3	0.4	(0.2)	0.4

Income before income taxes and extraordinary item	0.8	0.4	1.2	0.8

Provision for income taxes	0.3	0.1	0.5	0.3

Income before extraordinary item	0.5	0.3	0.7	0.5

Extraordinary gain on repurchase of debentures, net of income taxes	0.0	—	0.0	0.0

Net Income	0.5%	0.3%	0.7%	0.5%

Thirteen Weeks Ended September 30, 2000 Compared to Thirteen Weeks Ended October 2, 1999

      Consolidated net sales increased 12.7% to $7.56 billion for the thirteen weeks ended September 30, 2000 (or “third quarter of 2000”) from $6.71 billion for the thirteen weeks ended October 2, 1999 (or “third quarter of 1999”). The increase in worldwide net sales was primarily attributable to the addition of new customers, increased sales to the existing customer base, and expansion of the Company’s product and service offerings.

      Net sales from U.S. operations increased 17.4% to $4.74 billion in the third quarter of 2000 from $4.03 billion in the third quarter of 1999 primarily due to growth of the Company’s ongoing business. Net sales from European operations grew approximately 13% in local currencies in the third quarter of 2000, but when converted to U.S. dollars, net sales decreased by 1.9% to $1.61 billion in the third

Management’s Discussion and Analysis Continued

quarter of 2000 from $1.64 billion in the third quarter of 1999 as a result of weaker European currencies as compared to the U.S. dollar. The growth in local currency reflects overall growth in European operations, but was negatively affected by the softness in demand for technology products and services during the third quarter of 2000. For geographic regions outside the U.S. and Europe, net sales increased 17.1% to $1.21 billion in the third quarter of 2000 from $1.04 billion in the third quarter of 1999 primarily due to growth in the Company’s Latin American and Asia Pacific operations. The Company’s Canadian operations, however, experienced relatively flat sales in the third quarter of 2000 as compared to the prior year primarily due to the continued softness in demand for technology products and services in the Canadian market.

      Gross profit, as a percentage of net sales, increased to 5.1% in the third quarter of 2000 from 4.8% in the third quarter of 1999. The improvement in the gross profit percentage was primarily due to pricing policy changes initiated during the second quarter of 2000 to more appropriately reflect the value of services provided to the Company’s customers, partially offset by the impact of changes in vendor terms and conditions. As the Company continues to seek profitable growth through its pricing policy changes made to date, and through future pricing policy changes, if any, it may experience moderated sales growth in the near term.

      Total SG&A expenses, excluding reorganization costs, increased 12.9% to $300.7 million in the third quarter of 2000 from $266.4 million in the third quarter of 1999 and remained the same as a percentage of net sales at 4.0%. The increase in SG&A spending was attributable to increased expenses required to support the growth of the Company’s business. Expenses related to expansion consist of incremental personnel and support costs, lease expenses related to new operating facilities, and the expenses associated with the development and maintenance of information systems.

      In the third quarter of 1999, the Company recorded a charge of $2.7 million related to reorganization efforts primarily in the Company’s U.S. operations. The Company did not incur any reorganization charges in the third quarter of 2000.

      Income from operations, excluding reorganization costs, increased as a percentage of net sales to 1.1% in the third quarter of 2000 from 0.8% in the third quarter of 1999. The increase in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the increase in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales increased to 1.7% in the third quarter of 2000 from 1.3% in the third quarter of 1999. European income from operations, excluding reorganization costs, as a percentage of net sales increased to 0.1% in the third quarter of 2000 compared to a loss from operations of 0.3% in the third quarter of 1999. For geographic regions outside the U.S. and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.4% in the third quarter of 2000 from 1.0% in the third quarter of 1999. The decrease in income from operations as a percentage of net sales was primarily related to the Asia Pacific operations, which experienced a more competitive market environment, resulting in a decline in gross profit and income from operations as a percentage of net sales as compared to the third quarter of 1999. Income from operations, including reorganization costs, increased as a percentage of net sales to 1.1% in the third quarter of 2000 from 0.8% in the third quarter of 1999.

      Other expense consisted primarily of interest, foreign currency exchange losses, and miscellaneous non-operating expenses. For the third quarter of 2000, the Company recorded net other expense of $24.3 million, or 0.3% as a percentage of net sales, as compared to net other expense of $28.0 million, or 0.4% as a percentage of net sales for the third quarter of 1999. The decrease in net other expenses compared to the third quarter of 1999 is primarily attributable to a decrease in interest and other expenses. The decrease in interest expense is due to the decrease in the average borrowings outstanding during the third quarter of 2000 compared to the third quarter of 1999, partially offset by an increase in interest rates for the same period. The decrease in other expenses is attributable primarily to a decrease in other miscellaneous non-operating expenses.

      The provision for income taxes, excluding extraordinary items, increased 169.9% to $24.1 million in the third quarter of 2000 from $8.9 million in the third quarter of 1999, reflecting the 154.1% increase in the Company’s income before income taxes. The Company’s effective tax rate was 38.2% in the third quarter of 2000 compared to 36.0% in the third quarter of 1999. The increase in the current quarter effective tax rate is primarily attributable to the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

      In the third quarter of 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $11.4 million for approximately $11.2 million in cash. The debenture repurchases resulted in an extraordinary gain of $98 thousand, net of taxes of $60 thousand, for the third quarter of 2000. No debenture

Management’s Discussion and Analysis Continued

repurchases were made in the third quarter of 1999.

Thirty-nine Weeks Ended September 30, 2000 Compared to Thirty-nine Weeks Ended October 2, 1999

      Consolidated net sales increased 11.9% to $22.65 billion for the thirty-nine weeks ended September 30, 2000 (or “first nine months of 2000”) from $20.24 billion for the thirty-nine weeks ended October 2, 1999 (or “first nine months of 1999”). The increase in worldwide net sales was primarily attributable to the same factors summarized in the discussion of net sales for the third quarter of 2000 and 1999.

      Net sales from U.S. operations increased 10.6% to $13.79 billion in the first nine months of 2000 from $12.47 billion in the first nine months of 1999. The increase in the U.S. net sales was primarily attributable to the same factors summarized in the discussion of net sales for the third quarters of 2000 and 1999. However, sales growth in the U.S. operations was moderated, especially in the second quarter of 2000, compared to historical sales growth primarily due to pricing policy changes implemented in the same quarter and the Company’s decision to eliminate vendor programs, both decisions geared towards the improvement of gross margin. As the Company continues to seek profitable growth through its pricing policy changes made to date, and through future pricing policy changes, if any, it may experience moderated sales growth in the near term. Net sales from European operations increased 7.5% (approximately 20% in local currencies) to $5.36 billion in the first nine months of 2000 from $4.99 billion in the first nine months of 1999. The increase in the European net sales was primarily due to the overall growth in European operations. This growth was partially offset by the impact of weakening European currencies compared to the U.S. dollar and softness in demand for technology products and services. For geographic regions outside the U.S. and Europe, net sales increased 25.6% to $3.50 billion in the first nine months of 2000 from $2.79 billion in the first nine months of 1999 primarily due to growth in the Company’s Latin American and Asia Pacific operations. The Company’s Canadian operations, however, experienced relatively flat sales as compared to the prior year primarily due to a softness in demand for technology products and services in the Canadian market for the first nine months of 2000, and lower than anticipated purchases by the Canadian government during the first quarter of 2000. Canadian government purchases are generally strong in the first quarter of each year as this coincides with the Canadian government’s fiscal year-end.

      Gross profit, as a percentage of net sales, decreased to 4.9% in the first nine months of 2000 from 5.2% in the first nine months of 1999. The decline in the gross profit percentage was primarily due to the impact of changes in vendor terms and conditions, which were aggravated by intense price competition in the U.S., Canada and larger countries in Europe. The changes in vendor terms and conditions relate largely to reductions in vendor rebates and incentives and, to a lesser extent, tighter restrictions on the Company’s ability to return inventory to vendors and reduced time periods qualifying for price protection. The Company expects these restrictive terms and conditions to continue in the foreseeable future. The Company has implemented and continues to refine changes to its pricing strategies, inventory management processes and administration of vendor subsidized programs. In addition, the Company continues to change certain terms and conditions offered to its customers to reflect those being imposed by its vendors. The Company believes that these plans will help mitigate the impact of these changes in vendor terms and conditions. For example, as a result of the Company’s actions taken to date in this regard, the Company’s gross profit as a percentage of net sales increased to 5.1% for the third quarter of 2000 from 4.7% and 5.0% in the first and second quarters of 2000, respectively. However, there can be no assurance that the Company will not continue to be impacted by changes in vendor terms and conditions. The decline in the gross profit percentage for the first nine months of 2000 compared to the first nine months of 1999 was partially offset by the improvement in the gross profit percentage in the third quarter of 2000 compared to the third quarter of 1999, as explained in the discussion of gross profit for the third quarters of 2000 and 1999.

      Total SG&A expenses, excluding reorganization costs, increased 11.3% to $881.5 million in the first nine months of 2000 from $792.1 million in the first nine months of 1999, and remained approximately the same as a percentage of net sales for the first nine months of 2000 and 1999. The change in SG&A expenses in dollar terms was largely attributable to the same factors summarized in the discussion of SG&A expenses for the third quarters of 2000 and 1999.

      In the first nine months of 1999, the Company recorded a charge of $11.0 million related primarily to reorganization efforts in the Company’s U.S. and European operations. The Company did not incur any reorganization charges in the first nine months of 2000.

      Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 1.0% in the

Management’s Discussion and Analysis Continued

first nine months of 2000 from 1.3% in the first nine months of 1999. The decrease in income from operations, excluding reorganization costs, as a percentage of net sales is primarily due to the significant decrease in gross profit as a percentage of net sales as described above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.4% in the first nine months of 2000 from 1.7% in the first nine months of 1999. European income from operations, excluding reorganization costs, as a percentage of net sales increased to 0.4% in the first nine months of 2000 from 0.3% in the first nine months of 1999. For geographic regions outside the United States and Europe, income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.5% in the first nine months of 2000 from 1.0% in the first nine months of 1999. Income from operations, including reorganization costs, as a percentage of net sales decreased to 1.0% in the first nine months of 2000 from 1.2% in the first nine months of 1999.

      Other expense (income) consisted primarily of interest expense, foreign currency exchange losses, gain on sale of available-for-sale securities and miscellaneous non-operating expenses. For the first nine months of 2000, the Company recorded net other income of $34.4 million, or 0.2% as a percentage of net sales, as compared to net other expense of $80.4 million for the first nine months of 1999, or 0.4% as a percentage of net sales in 1999. The increase in net other income in the first nine months of 2000 is primarily attributable to the gain realized on the sale of Softbank common stock. In January 2000, the Company sold 445,800 shares, or approximately 15% of its original holdings, of Softbank common stock for a pre-tax gain of approximately $111.5 million, net of related costs.

      The provision for income taxes increased 68.5% to $102.5 million in the first nine months of 2000 from $60.9 million in the first nine months of 1999, reflecting the 62.2% increase in the Company’s income before income taxes. The Company’s effective tax rate was 38.2% in the first nine months of 2000 compared to 36.8% in the first nine months of 1999. The increase in the current period effective tax rate is primarily attributable to the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

      In the first nine months of 2000 and 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $77.8 million and $56.5 million, respectively, for approximately $73.9 million and $50.3 million in cash, respectively. The debenture repurchases resulted in an extraordinary gain of $2.4 million and $3.8 million (net of taxes of $1.5 million and $2.4 million) for the first nine months of 2000 and 1999, respectively.

Quarterly Data; Seasonality

      The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company; competitive conditions including pricing; variation in the amount of provisions for excess and obsolete inventory, vendor sponsored programs and doubtful accounts; changes in the level of operating expenses; the impact of acquisitions; the introduction of new hardware and software technologies and products and services offering improved features and functionality by the Company and its competitors; the loss or consolidation of a significant supplier or customer; product supply constraints; interest rate fluctuations; currency fluctuations; and general economic conditions. The Company’s narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations in the Company’s operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter (except in the first quarter of 2000, as explained above), and worldwide pre-holiday stocking in the retail channel during the September-to-November period. In addition, the product cycle of major products may materially impact the Company’s business, financial condition, or results of operations.

Liquidity and Capital Resources

      Cash Flows

      The Company has financed its growth and cash needs largely through income from operations, borrowings, trade and supplier credit, its initial public stock offering in November 1996, the issuance of its Zero Coupon Convertible Senior Debentures in June 1998, and the sale of Softbank common stock in December 1999 and January 2000.

      During fiscal years 2000 and 1999, one of the Company’s objective has been to improve the utilization of

Management’s Discussion and Analysis Continued

working capital and put assets to work through increasing inventory turns, steady management of vendor payables and controlling customer receivables. The Company’s success in this regard can be best demonstrated by the Company’s ability to make significant repayments of borrowings under the revolving credit facilities and repurchase convertible debentures as shown in net cash used by financing activities in the first nine months of 2000 and 1999, respectively. Although the Company has realized improvements in working capital management and debt reduction for the first nine months of 2000 and 1999, and will continue to strive for further improvements for the foreseeable future, no assurance can be made that the Company will be able to maintain its current debt levels. The following is a detailed discussion of the Company’s cash flows for the first nine months of 2000 and 1999:

      Net cash provided by operating activities was $355.7 million in the first nine months of 2000 compared to $655.3 million in the first nine months of 1999. The decrease in cash provided by operating activities was primarily attributable to less trade creditor financing of product inventory used as compared to the first nine months of 1999 partially offset by reductions in inventory levels carried and accounts receivable.

      Net cash provided by investing activities was $34.4 million in the first nine months of 2000 compared to cash used by investing activities of $325.9 million in the first nine months of 1999. The net cash provided by investing activities in the first nine months of 2000 primarily resulted from the sale of Softbank common stock, which provided cash proceeds of approximately $119.2 million, partially offset by capital expenditures. The net cash used by investing activities in the first nine months of 1999 was primarily due to the acquisition of Electronic Resources, Ltd. in the Asia Pacific region and capital expenditures.

      Net cash used by financing activities was $408.2 million in the first nine months of 2000 compared to $287.9 million in the first nine months of 1999. Net cash used by financing activities in the first nine months of 2000 was primarily due to the repurchase of convertible debentures of $73.9 million and the net repayment of other debt made possible through the continued focus on working capital management and the use of the proceeds received from the sale of Softbank common stock. The net cash used by financing activities in the first nine months of 1999 was primarily due to repurchase of convertible debentures of $50.3 million and the net repayment of other debt made possible through the continued focus on working capital management.

      Capital Resources

      The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion. Under these credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the amount of dividends the Company can pay as well as the amount of common stock that the Company can repurchase annually. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company’s business or financial condition. At September 30, 2000, the Company had $55.8 million in outstanding borrowings under these credit facilities.

      The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates and has the ability to issue variable rate certificates to support a commercial paper program. Sales of receivables under these programs result in a reduction of total accounts receivable on the Company’s consolidated balance sheet. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700 million in commercial paper. At September 30, 2000 and January 1, 2000, the amount of medium-term certificates outstanding totaled $50.0 million and $75.0 million, respectively. There was no commercial paper outstanding at September 30, 2000 or January 1, 2000.

      The Company also has certain other facilities relating to accounts receivable in Europe and Canada. Under these programs, the Company has sold approximately $173.9 million and $187.6 million of trade accounts receivable in the aggregate at September 30, 2000 and January 1, 2000, respectively, resulting in a further reduction of total accounts receivable on the Company’s consolidated balance sheet.

      The aggregate amount of accounts receivable sold as of September 30, 2000 and January 1, 2000 totaled approximately $223.9 million and $262.6 million, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness. The Company believes that there are sufficient trade accounts receivable to support the outstanding medium-term certificates, the new U.S. commercial paper program and the European and Canadian accounts receivable facilities.

      On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon

Management’s Discussion and Analysis Continued

Convertible Senior Debentures due 2018 in a private placement. The Company has subsequently registered the resale of these debentures under the Securities Act of 1933, as amended. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company’s Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. During the first nine months of 2000 and 1999, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $77.8 million and $56.5 million, respectively, for approximately $73.9 million and $50.3 million, respectively. The debenture repurchases resulted in extraordinary gains of $2.4 million and $3.8 million (net of taxes of $1.5 million and $2.4 million) for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively.

      At September 30, 2000, there were $376.5 million in Zero Coupon Convertible Senior Debentures outstanding that were convertible into approximately 5.3 million shares of Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008, and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of the redemption. In the event of a repurchase at the option of the holder (other than upon a Fundamental Change), the Company may, at its option, satisfy the redemption in cash or Class A Common Stock, or any combination thereof. In the case of any such repurchase as of June 9, 2001, the Company may elect, in lieu of the payment of cash or Class A Common Stock, to satisfy the redemption by the issuance of new Zero Coupon Convertible Senior Debentures due 2018.

      The Company and its foreign subsidiaries have additional lines of credit, commercial paper, and short-term overdraft facilities with various banks worldwide, which provide for borrowings aggregating $808.9 million at September 30, 2000. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 30, 2000, the Company had $514.6 million outstanding under these facilities.

      The Company believes that cash provided by operating activities, supplemented as necessary with funds available under credit arrangements (including the $1.65 billion in credit facilities and the Company’s facilities relating to accounts receivable), will provide sufficient resources to meet its present and future working capital and cash requirements for at least the next 12 months.

Euro Conversion

      On January 1, 1999, a single currency called the euro was introduced in Europe. Eleven of the 15 member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries’ existing currencies (the “legacy currencies”) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than September 30, 2002). During this transition period, parties may settle transactions using either the euro or a participating country’s legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has implemented plans to address the issues raised by the euro currency conversion. These plans include, among others, the need to adapt computer information systems and business processes and equipment to accommodate euro-denominated transactions; the need to analyze the legal and other implications on contracts; and the ability of the Company’s customers and vendors to accommodate euro-denominated transactions on a timely basis. Since the implementation of the euro on January 1, 1999, the Company has experienced improved efficiencies in its cash management program in Europe as all intracompany transactions within participating countries are conducted in euros. In addition, the Company has reduced hedging activities in Europe for transactions conducted between euro participating countries. Since the Company’s information systems and processes generally accommodate multiple currencies, the Company anticipates that modifications to its information systems, equipment and processes will be made on a timely basis and does not expect any failures which would have a material adverse effect on the Company’s financial position or results of operations or that the costs of such modifications will have a material effect on the Company’s financial position or results of operations. The Company has not experienced any material adverse effects on its financial position or results of operations in connection with the January 1, 1999 first stage conversion.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 was amended by

Management’s Discussion and Analysis Continued

Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FAS No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB No. 133.” As amended, FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133, as amended, is effective for the Company in fiscal 2001. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. The Company is in the process of evaluating the impact, if any, on its reported financial condition or results of operation from the adoption of FAS 140.

Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

      The matters in this Form 10-Q that are forward-looking statements are based on current management expectations that involve certain risks, including without limitation: intense competition; continued pricing and margin pressures; the potential for continued restrictive vendor terms and conditions; the potential decline as well as seasonal variations in demand for the Company’s products; unavailability of adequate capital; management of growth; reliability of information systems; foreign currency fluctuations; dependency on key individuals; product supply shortages; the potential termination of a supply agreement with a major supplier; acquisitions; rapid product improvement and technological change, and resulting obsolescence risks; risk of credit loss; dependency on independent shipping companies; and the termination of subsidized floor plan financing.

      The Company has and continues to institute changes to its strategies, operations and processes to address these risk factors and to mitigate their impact on the Company’s results of operations and financial condition. However, no assurances can be given that the Company will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000; other risks or uncertainties may be detailed from time to time in the Company’s future SEC filings.

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

      b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the thirteen weeks ended September 30, 2000. The Company filed a Current Report on Form 8-K on October 26, 2000 in connection with the issuance of its press release announcing financial results for the thirteen and thirty-nine weeks ended September 30, 2000.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By: /s/ Michael J. Grainger Name: Michael J. Grainger Title: Executive Vice President and Worldwide Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 14, 2000