Form 10-K
period 2000-12-30
INGRAM MICRO INC
filed 2001-03-30
CIK 1018003

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ___________

COMMISSION FILE NUMBER: 1-12203

INGRAM MICRO INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	62-1644402 (I.R.S. Employer Identification No.)

1600 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92705
(Address, including zip code, of principal executive offices)

(714) 566-1000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 28, 2001 was $820,081,284 based on the closing sale price on such date of $12.00 per share.

     The Registrant had 76,491,197 shares of Class A Common Stock, par value $.01 per share, and 76,261,154 shares of Class B Common Stock, par value $.01 per share, outstanding at March 28, 2001.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareowners for the fiscal year ended December 30, 2000 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareowners to be held June 1, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

     In evaluating the business of Ingram Micro Inc., readers should carefully consider the important factors discussed under Exhibit 99.01 hereto and under “Safe Harbor for Forward-Looking Statements.”

OVERVIEW

     Ingram Micro Inc. (“Ingram Micro” or the “Company”) is the leading distributor of information technology products and services worldwide. The Company was ranked No. 41 on the April 2000 Fortune 500 list, ahead of all other information technology distributors. The Company markets computer hardware, networking equipment, and software products to more than 175,000 reseller customers in more than 100 countries. The company also provides supply-chain optimization services to vendor and reseller customers. As a distributor, the Company markets its products and services to resellers and vendors as opposed to marketing directly to end-user customers.

     Ingram Micro offers one-stop shopping to its customers by providing a comprehensive inventory which, on a global basis, consists of more than 280,000 products (as measured by distinct part numbers assigned by manufacturers and suppliers) from over 1,700 suppliers, including most of the computer industry’s leading hardware manufacturers, networking equipment suppliers, and software publishers. The Company’s broad product offerings include: desktop and notebook personal computers (“PCs”), servers, and workstations; personal digital assistants; wireless devices; mass storage devices; CD-ROM drives; monitors; printers; scanners; modems; networking hubs, routers, and switches; network interface cards; business application software; entertainment software; and computer supplies.

     In addition to product sales, the Company provides supply chain management services such as end-to-end order fulfillment, contract manufacturing, contract warehousing, reverse logistics, transportation management, customer care, tailored financing programs, and marketing programs. The Company markets these services to manufacturers; resellers, including Internet-based resellers; and retailers.

     The Company is focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to its customers around the world. The Company believes that IMpulse, the Company’s on-line information system, provides a competitive advantage through real-time worldwide information access and processing capabilities. IMpulse is a single, standardized, real-time information system and operating environment, used across substantially all of the Company’s worldwide operations. These on-line information systems, coupled with the Company’s exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enable the Company to provide its customers with superior service in an efficient and low cost manner.

     The Company’s earliest predecessor began business in 1979 as a California corporation named Micro D, Inc. This company and its parent, Ingram Micro Holdings Inc. (“Holdings”), grew through a series of acquisitions, mergers, and internal growth to encompass the Company’s current operations. Ingram Micro Inc. was incorporated in Delaware on April 29, 1996, in order to effect the reincorporation of the Company in Delaware. Holdings and the successor to Micro D, Inc. were merged into Ingram Micro Inc. in October 1996.

     The Company completed an initial public offering and was split-off, in a tax-free reorganization, from its former parent, Ingram Industries Inc. (“Ingram Industries”), in November 1996.

THE INDUSTRY

     The worldwide information technology products and services distribution industry generally consists of suppliers and manufacturers (“suppliers”), which sell directly to distributors, resellers, and end-users; distributors, which sell to resellers; and resellers, which sell to other resellers and directly to end-users. A variety of reseller categories exists, including corporate resellers, value-added resellers or “VARs,” systems integrators, original equipment manufacturers, direct marketers, independent dealers, owner-operated chains, franchise chains, computer retailers, and Internet-based resellers. Many of these companies are heavily dependent on distribution partners with the necessary systems and infrastructure in place to provide fulfillment and other services. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small- and medium-sized businesses, or home users, and by the level of value they add to the basic products they sell. Distributors generally sell only to resellers and purchase a wide range of products in bulk directly from manufacturers. Characteristics of the local reseller environment, as well as other factors specific to a particular country or region, have shaped the evolution of distribution models in different countries.

     The technology distribution industry is growing, but undergoing significant consolidation. Suppliers are seeking to outsource an increasing portion of certain functions such as distribution, service, and technical support to the distribution channel to minimize costs and focus on their core capabilities in manufacturing, product development, and marketing. A significant number of resellers are depending on distributors for more of their product, marketing, and technical support needs. This is due to growing product complexity, an increasing number of information technology products, shorter product life cycles, a greater focus on the highly fragmented small- and medium-sized business market, and the desire for resellers to integrate systems consisting of components from multiple vendors. In addition, resellers are relying, to an increasing extent, on distributors for inventory management and credit to avoid stocking large inventories and to reduce credit lines necessary to finance their working capital needs.

     Several factors have led to significant consolidation among information technology distributors. Tightened terms and conditions from manufacturers, reductions in the number of authorized distributors, a high level of price competition in 1999 and early 2000, and changing business models (e.g., direct selling to a fragmented market via the Internet) have driven weaker competitors from the market. Recently, four significant players within the information technology distribution industry (MicroAge, CHS Electronics, Inacom, and Merisel) have substantially exited or have consolidated with other players within the distribution market.

     Markets outside the United States, which represent over half of the information technology industry’s sales, are characterized by a more fragmented distribution channel. Increasingly, suppliers and resellers pursuing global growth are seeking distributors with international sales and support capabilities.

     A number of emerging industry trends provides new opportunities and challenges for distributors of information technology products and services. For example, the continued growth of the Internet provides distributors with an additional means to serve both suppliers and reseller customers by becoming providers of information technology fulfillment services for Internet-based resellers. Furthermore, the growing presence and importance of such electronic commerce capabilities also provides distributors with new business opportunities as new categories of products, customers, and suppliers emerge. Data storage products, for example, enjoyed increasing demand with the growing use of the Internet, data warehousing, and e-mail, and the resulting need for faster dependable data access and richer content.

     Another example involves a transformation in the traditional roles played by technology distributors. Certain reseller customers are signing outsourcing agreements with large distributors whereby the distributor will provide substantially all of the reseller customers’ product fulfillment needs. Such resellers include traditional corporate resellers, integrators, traditional retailers, and Internet-based resellers. Rather than basing their product purchasing decisions on the best price, these customers are focused on lowering their overall cost of doing business by establishing a valued partnership which will provide prompt, dependable and accurate delivery of products and services. The Company believes that only large distributors with backroom sophistication and leading logistics capabilities are able to take advantage of this trend.

     A current industry trend is manufacturer-direct sales initiatives, developed in an effort to duplicate the success of the direct sales business model. For example, Compaq purchased Inacom’s distribution business during 2000 (renamed Custom Edge), in an effort to enhance its direct strategy. Although the manufacturer-direct model may remove distributors from their traditional role, the Company believes that this direct sales model presents new partnership opportunities, such as providing logistics and fulfillment services and third-party products to suppliers and reseller customers. Furthermore, according to a June 2000 report issued by Chase H&Q, while roughly 40% of PCs are distributed directly, manufacturers in other product categories (e.g., servers and networking) appear to be increasingly embracing the distribution channel to bring their products to market.

     The Company further believes that the dynamics of the information technology products and services distribution business favor the largest distributors, which have access to financing and are able to achieve economies of scale, breadth of geographic coverage, and have the strongest vendor relationships. Consequently, the distributors with these characteristics tend to take share from smaller distributors as the industry undergoes a process of consolidation. However, smaller, high value-added niche distributors may continue to compete successfully in the consolidated market. The Company also believes that distributors need to implement high volume/low cost operations on a worldwide basis as ongoing price competition grows and the demand for value-added services and utilization of electronic commerce, as well as the globalization of the information technology products and services industry, increases. In summary, the information technology products and services distribution industry is growing while simultaneously consolidating, creating an industry environment in which market share leadership and cost efficiency are of paramount importance.

BUSINESS STRATEGY

     The Company’s strategic decisions and activities are guided by the following Vision and Mission statements:

     Our Vision. We will always exceed expectations . . . with every partner, every day.

     Our Mission. To maximize shareowner value by being the best provider of technology products and services for the world.

     In addition, the Company’s values encourage teamwork, respect, accountability, integrity, and innovation.

     The Company believes that it is the leading worldwide distributor of information technology products and services and that it has developed the capabilities and scale of operations critical for long-term success in the information technology products and services distribution industry.

     The Company’s strategy of offering a broad line of products and services provides customers with one-stop shopping. The Company generally is able to purchase products in large quantities and to avail itself of special purchase opportunities from a broad range of suppliers. This allows the Company to take advantage of various discounts from its suppliers, which in turn enables the Company to provide competitive pricing to its customers. The Company’s global market presence provides suppliers with access to a broad base of geographically dispersed resellers, serviced by the Company’s extensive network of systems, distribution centers and support offices. Also, the Company benefits from being able to make large investments in information systems, warehousing systems, and infrastructure. Further, the Company is able to leverage the costs of these investments across its worldwide operations.

     The Company is pursuing a number of strategies to further enhance its leadership position within the information technology products and services marketplace, including the following:

     Expand Worldwide Market And Product Coverage. Ingram Micro is committed to expanding its already extensive worldwide market coverage through internal growth in markets in which it currently participates. In addition, the Company intends to pursue acquisitions, joint ventures, and strategic relationships which provide additional value through growth opportunities and leveraging of its strong systems, infrastructure, and global management skills.

     By providing greater worldwide market coverage, Ingram Micro increases the scale of its business and its opportunity to achieve greater cost economies. In addition, as it increases its global reach, the Company can better diversify its business across different markets, reducing its exposure to individual market downturns. In 2000, the Company continued expansion of its global presence. For example, the Company increased its reach in Europe by establishing operating subsidiaries in Poland. Additionally, the Company expanded other existing operations through small acquisitions of distribution product lines.

     The Company has grown its operations outside the United States principally through acquisitions, and currently has subsidiaries or offices in 29 countries and sales representatives in another seven countries, including Australia, China, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Canada, Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, the United Kingdom, Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Panama, Peru,

Puerto Rico, and Venezuela. The Company believes that it is the market share leader in the United States, Canada, Mexico, Brazil, Chile, Germany, and a number of other countries in Europe and Asia.

     The Company continues to pursue initiatives to expand its global product and service offerings such as high-end storage, computer telephony integration (“CTI”), networking products, and application service provider (“ASP”) offerings. Ingram Micro’s High-End Storage Group provides a dedicated and focused approach to the growing storage area networks and network attached storage markets. The Company continues its expansion of its CTI offering with solutions and products made possible by the convergence of voice and data applications through its Converging Technologies Group. Examples of such products include PC-based phone systems, unified messaging applications, and a variety of Internet telephony and voice-over Internet protocol products. Expansion areas for networking include Internet appliances, wide area networking, and wireless networking solutions. Ingram Micro is also moving forward with developing the first two-tiered ASP offering that will enable technology solution providers to become ASPs and provide ASP vendors with an effective market strategy to reach the information technology channel.

     In Europe, the Company has formed two specialized strategic business units that focus on specific market and customer segments: Ingram Micro Europe Components and Private Label division, and Ingram Micro Networking Services™ division. Both divisions have a pan-European scope and service reseller customers throughout Europe in all the countries where the Company has a presence. The Components and Private Label division offers a one-stop shopping opportunity to small- and medium-sized resellers, PC assemblers and original equipment manufacturers (“OEMs”). This division markets a wide range of components that resellers need to assemble PC systems. The networking services division is another strategic customer focused business unit and specializes in high-end networking and communication products, in addition to services such as product consulting, project management and design, sales support and training, installation, technical support and on-site customer support.

     Lead In Streamlining The Demand Chain. The information technology products and services distribution industry is changing at a rapid pace. The chain of relationships that spans across component suppliers, manufacturers, distributors, resellers and end-users is transforming from a manufacturer-push business model to one that is governed by end-user demand. The Company’s commitment to streamlining the demand chain is evident in its investment in infrastructure and programs that enable the most efficient flow of products, services, and information up and down the demand chain. Areas of service that support its business partners include end-to-end order fulfillment, product procurement, contract manufacturing and warehouse services, logistics and transportation management, marketing services, customer care, credit management services and other outsourcing services.

     Equally important to streamlining the demand chain is better information management through the development of industry-wide performance metrics and standards that enable close collaboration among demand chain partners. Ingram Micro has spearheaded this effort through its role in the formation and continuous support of RosettaNet™, an independent, self-funded, non-profit organization dedicated to promoting an industry-wide initiative to adopt common electronic business interfaces worldwide. The Company is working on several initiatives to encourage and increase industry adoption of RosettaNet’s standard transactions for electronic business.

     Exploit Information Systems Leadership And Enhance Electronic Commerce Capabilities. Ingram Micro continually invests in its information systems, which are crucial in supporting the Company’s growth and its ability to maintain high service and performance levels. The Company has a scalable, full-featured information system, IMpulse, which it believes to be critical to its ability to deliver worldwide, real-time information to both suppliers and reseller customers. IMpulse is an industry-leading information system and is used across substantially all of the Company’s markets worldwide, customized to suit local market requirements. The Company believes that it is the only full-line distributor of information technology products and services in the world with such a centralized global system to support future growth and new business ventures.

     The Company’s information systems provide the infrastructure that allows the implementation of a demand chain, customer-centric channel model. It provides the information necessary for Ingram Micro to act as the agent of commerce among suppliers, resellers, and end-users. In 2000, the Company made additional enhancements to its web site,www.ingrammicro.com, to support this prominent business-to-business tool for the technology solutions industry. The web site serves as a business center for resellers, providing them access to a myriad of information, including vendor solutions and technical information. Special features currently available in the U.S. and Canada include real-time pricing and availability, on-line ordering, order status, and an extensive product catalog. As of December 30, 2000, Ingram Micro had fully functional websites deployed to 29 countries. The Company’s seamless, easy-to-use, electronic commerce offering provides resellers the ability to more easily do business with Ingram Micro and end-users at a lower cost. The Company’s electronic commerce capabilities include: robust Electronic Data Interchange (EDI) capabilities, and InsideLine™, a direct communication link that furnishes resellers with real-time access to the Company’s mainframe inventory systems. InsideLine is the commerce and information engine behind successful electronic commerce sites offered by many of the Company’s customers, and is offered by the Company on a global basis. The Company is also exchanging early-stage RosettaNet-standard XML transactions with a limited number of partners within the supply chain, and expects to expand these transactions in 2001.

     In 2001, Ingram Micro’s e-commerce capabilities in the U.S. are expected to continue to support the Company’s individual programs for specialized resellers. These include VentureTech Network™ (“VTN”), which specializes in solutions for small- to medium-sized businesses, and Partnership America™, which is focused on the government and education market. The VTN site, www.venturetechnetwork.com, enables communication between solutions integrators and small to medium-sized business customers. The site will provide information and facilitate communication with customers through tools such as electronic storefronts and reseller community. The electronic storefront tools allow end-users to buy product through placing an order on-line through their reseller’s website, which, once sent transparently to Ingram Micro, is fulfilled on behalf of the reseller or solutions integrator. The Partnership America site, www.partnershipamerica.com, brings independent buyers in the public sector together with independent resellers of technology. Partnershipamerica.com also contains price comparison tools, decision-making content, product reviews, news, events, on-line presentations, and interactive communication tools for the entire demand chain. These e-commerce solutions are discussed further under the section entitled “Information Systems and Related Tools.”

     The success of the Company’s on-line capability is evidenced by the November 2000 Inter@ctive Week magazine ranking of on-line businesses which placed Ingram Micro No. 8 overall.

     Provide Superior Execution For Reseller Customers. Consistent with its overall emphasis on “winning customers for life,” Ingram Micro continually refines and integrates its systems and business processes to provide superior execution and service to resellers. The Company’s electronic commerce tools enable resellers to do business with their end-user customers quickly, easily, and at a lower cost. To ensure efficient product delivery, the Company continues to expand and upgrade its distribution network. For example, in 2000 the Company completed the construction of new distribution centers in Tilburg, The Netherlands (290,000 square feet), Daventry, United Kingdom (270,000 square feet), and Copenhagen, Denmark (130,000 square feet). In 2001, the Company plans to complete the construction of new distribution centers in Mira Loma, California (800,000 square feet), Milan, Italy (190,000 square feet), Barcelona, Spain (160,000 square feet), and Mexico City, Mexico (130,000 square feet). In addition, the Company will expand distribution centers in Lomme, France (100,000 square feet) and Vapaalantie, Finland (20,000 square feet) and replace its current distribution center in Vancouver, British Columbia (160,000 square feet).

     In 2001, the Company will continue the implementation of the next generation of operations and logistics systems, built around a client-server warehouse management system, allowing its North American distribution centers to increase operating capacity from 20 hours a day to 24 hours a day. In the area of process improvement, the Company works continuously to advance its formal systems for evaluating and tracking key performance metrics such as responsiveness to customers, processing accuracy, and order fill rate. Ingram Micro uses these metrics as well as customer satisfaction surveys to measure improvements on all key elements believed to be important to the customer. This information, when used in conjunction with Ingram Micro’s core values, allows the Company’s associates to provide a high level of customer satisfaction. The Company’s commitment to superior service has been widely recognized throughout the industry. For example, Ingram Micro ranked No. 1 in performance in more product categories than any other distributor in 2000 according to Computer Reseller News’ 16th annual Preferred Distributor Study. In February 2001, the Company’s U.S. logistics services division, IM-Logistics, was honored by Modern Materials Handling Magazine with its 11th annual Productivity Award for excellence in distribution backroom services.

     Ingram Micro strives to maximize order fill rates by maintaining optimum quantities of product in 48 distribution centers worldwide. The Company’s advanced control systems and processes enable Ingram Micro to provide same-day shipping for any order in the United States received by 5:00 p.m., with highly accurate shipping performance. Another indication of the quality of Ingram Micro’s processes is the ISO 9002 certification of all U.S. business units including customer service, returns, consolidation, operations, configuration, distribution center, sales and purchasing. Outside the U.S, Ingram Micro is also ISO 9002 certified in various business units in the following countries: Canada, Mexico, United Kingdom, Belgium, Denmark, France, Italy, Norway, Spain, Sweden, and India.

     Deliver World-Class Outsourcing And Value-Added Programs To Suppliers And Resellers. As a global service-focused organization, Ingram Micro strives to compete on the basis of total value rather than solely on price. By understanding and anticipating customer needs, the Company continually develops innovative business solutions to provide full back-room outsourcing services to suppliers and resellers. These value-added services include end-to-end order fulfillment, product procurement, contract manufacturing and warehouse services, logistics and transportation management, marketing services, customer care, credit management services and other outsourcing services. These services are intended to link reseller customers and suppliers to Ingram Micro as a one-stop provider of information technology products and related services, while meeting demand by suppliers and resellers to outsource their non-core business activities and thereby lower their operating costs.

     Maintain Low Cost Leadership Through Continuous Improvements In Systems And Processes. Intense competition and narrow margins characterize the information technology products and services distribution industry. As a result, achieving economies of scale and controlling operating expenses are critical to achieving and maintaining profitable growth. Over the past five years, the Company has been successful in reducing SG&A expenses as a percentage of net sales, to 3.9% in 2000 from 4.7% in 1996.

     Work is in progress on a number of programs designed to continue reducing operating expenses as a percentage of net sales. Many U.S.-developed programs are slated for implementation in the Company’s international operations, while other programs are region-specific. Productivity improvement initiatives include: (i) system enhancements to automatically route orders to the most cost-efficient warehouse based on customer needs and warehouse capacity; (ii) increased utilization of most of the Company’s existing warehouse locations resulting from the expansion of operating hours from 20 to 24 hours per day; (iii) automated proof-of-delivery notifications to improve collection on past due invoices; (iv) enhancements that allow a close integration of major systems-such as logistics and material handling platforms-resulting in increased efficiencies, product traceability, and service offerings; and (v) the expansion of the Company’s electronic commerce tools, including deployment of Internet ordering capabilities in 29 countries to date, to increase the number of orders placed without the assistance of a telesales representative. See “—Information Systems” for additional details.

     The Company will, on an ongoing basis, examine its business processes and systems to determine how it can continue to improve, while simultaneously lowering costs.

     Develop Human Resources For Excellence And To Support Future Growth. Ingram Micro’s growth to date is a result of the talent, dedication, and teamwork of its associates. Future growth and success will be substantially dependent upon the retention and development of existing associates, as well as the recruitment of additional associates with superior talent.

     Transferring functional skills and implementing cross-training programs across all Ingram Micro locations have proven to be important factors in the Company’s growth and global expansion. A rigorous and systematic process is being implemented for defining, developing and delivering the highest quality training solutions in the most cost-effective way. In conjunction with these training programs, the Company is expanding its human resources systems worldwide to provide enhanced applicant tracking, hiring screens, career and succession planning, education assistance, stock ownership participation, and benefits administration. Also, the Company continues to seek top quality associates worldwide through local, professional, and college recruiting programs. Recognizing that hiring and retaining associates hinges, in part, on providing a competitive salary and benefits package, the Company has developed a global salary structure based on a comprehensive review of competitive salaries and benefits by region. Based on feedback from the Company’s annual associate surveys and leadership behavior questionnaires, Ingram Micro strives to continuously modify many aspects of its programs and processes.

CUSTOMERS

     Ingram Micro continues to be well positioned in providing world class fulfillment and value-added services to corporate resellers, direct marketers, retailers, and Internet-based resellers. Ingram Micro’s sales organization has resources dedicated to the recruitment, development, and sales support of these marketplaces. The Company’s goal is to seamlessly manage the flow of goods and services from its vendor partners through the reseller to the end-user, providing specific solutions to a diverse customer base. Ingram Micro sells to more than 175,000 reseller customers in more than 100 countries worldwide. No single customer accounted for more than 4% of Ingram Micro’s net sales in 2000, 1999, or 1998.

     The Company conducts business with most of the leading resellers of information technology products and services around the world including, in the United States, Best Buy, Buy.com, CompuCom, CDW Computer Centers, CompUSA, Comark, Dell Computer, GE Capital, Insight, Micro Warehouse, Office Max, PC Connection, SARCOM, Staples and Unisys. The Company’s reseller customers outside the United States include Business Depot, Compugen, DSG Retail Limited, EDS Innovations, Future Shop, GE Capital, Main Bit, Media Market, Micro Warehouse, Nueva Wal Mart and Telenor. In most cases, the Company has resale contracts with its reseller customers which are generally terminable at will after a short notice period, and have no minimum purchase requirements. The Company’s business is not substantially dependent on any such contracts.

     The Company also has specific agreements in place with certain manufacturers and resellers to provide supply chain management services such as order management, logistics management, configuration management and procurement management services. Customers include ABM, Buy.com, CompUSA, GE Capital, Intertec-Mobile Direct, Microsoft, SARCOM, and Unisys in North America and GE Capital, IMS Data AB and Telenor in Europe. These agreements generally have longer terms than the Company’s resale agreements, but, in most cases, can be terminated on relatively short notice by either party without cause. The Company’s service offerings to its customers are discussed further under the section entitled “Services.”

SALES AND MARKETING

     As of the end of fiscal 2000, Ingram Micro employed approximately 4,000 sales representatives worldwide. Of these, approximately 1,200 representatives are located in the United States, 1,500 in Europe, and 1,300 in other regions. These individuals assist resellers with product specifications, system configuration, new product/service introductions, pricing, and availability.

     The sales organization is structured to focus on resellers in the following market sectors:

•	Value-added resellers

•	Corporate resellers

•	Direct and Consumer Marketers

     The Company’s product management and marketing groups also promote Ingram Micro’s sales growth and facilitate customer contact. For example, Ingram Micro’s marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by the Company’s in-house marketing organization, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, and assistance with trade shows and other events.

     Selling Arrangements. The Company offers various credit terms to qualifying customers as well as prepay, credit card, and cash on delivery terms. The Company also offers “end-user” financing based upon the end-user’s credit worthiness and collects outstanding accounts receivable on behalf of the reseller in certain markets. The Company closely monitors reseller customers’ credit worthiness through its IMpulse information system, which contains detailed information on each customer’s payment history as well as other relevant information. In addition, the Company participates in a U.S. credit association whose members exchange customer credit rating information. In most markets, the Company utilizes various levels of credit insurance to allow sales expansion and control credit risks; for example, in Europe, a substantial portion of the Company’s sales are covered by credit insurance. The Company establishes reserves for estimated credit losses in the normal course of business. If the Company’s receivables were to experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company’s financial condition and results of operations may be adversely impacted.

     The Company also sells to certain customers where the transactions are financed by a third-party floor plan financing company. These transactions generally involve higher sales on limited lines of product. The fees charged by these financing companies will either be subsidized by the Company’s suppliers, paid by the Company or billed to the Company’s reseller. The Company receives payment from these financing institutions within three to thirty days from the date of sale, depending on the specific arrangement.

PRODUCTS AND SUPPLIERS

     Ingram Micro believes that it has the largest inventory of products in the industry, based on a review of its major competitors’ publicly available data. The Company distributes and markets more than 280,000 products (as measured by distinct part numbers assigned by manufacturers and other suppliers) from the industry’s premier computer hardware manufacturers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the manufacturers’ relative contribution to Ingram Micro’s sales also varies from country to country. On a worldwide basis, the Company’s sales mix is more heavily weighted toward hardware products than software products. Net sales of software products have decreased as a percentage of total net sales in recent years due to a number of factors, including bundling by suppliers of software with microcomputers, increased prevalence of software licensing as compared to sales of individual software titles and declines in software prices. The Company believes that this is a trend that applies to the information technology products distribution industry as a whole, and the Company expects it to continue.

     Ingram Micro’s worldwide suppliers include leading computer hardware manufacturers, networking equipment manufacturers, and software publishers such as 3Com, Adobe, Apple Computer, APC, Cisco Systems, Compaq Computer, Computer Associates, Epson, Hewlett-Packard, IBM, Intel, InFocus, Iomega, Microsoft, NEC/Mitsubishi Electronics, Novell, Palm Inc., Quantum/Maxtor, Seagate, Sony, Sun Microsystems, Symantec, Tektronix, Toshiba, Veritas, Viewsonic, Western Digital and Xerox.

     The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant the following: (1) its services with regard to products that it configures for its customers, and (2) products that it builds to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense was not material to the Company’s Consolidated Statement of Income.

     The Company has written distribution agreements with many of its suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which Ingram Micro is permitted to distribute the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. A supplier who elects to terminate a distribution agreement generally will repurchase its products carried in the distributor’s inventory. The Company does not believe that its business is substantially dependent on the terms of any such agreements.

     The Company’s business, like that of other distributors, is subject to the risk that the value of its inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of most technology product suppliers to protect distributors, such as the Company, from the loss in value of inventory due to technological change or the supplier’s price reductions. Under many such agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchange for other products or during which price protection credits may be claimed. The Company takes various actions, including monitoring its inventory levels and controlling the timing of purchases, to maximize its protection under vendor programs and reduce its inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect the Company against declines in inventory value, or that they will not be revised in such a manner as to adversely impact the Company’s ability to obtain price protection.

SERVICES

     Ingram Micro offers a variety of supply chain management services to manufacturers, Internet-based resellers, brick-and-mortar resellers selling on-line and large resellers. The Company strives to provide value-added services to its customers through its offering of end-to-end order fulfillment, product procurement, contract manufacturing and warehouse services, logistics and transportation management, marketing services, customer care, credit management services and other outsourcing services.

     To complement the Company’s core competencies, increase customer satisfaction, and expand these outsourcing opportunities by providing “Best of Brand” solutions, Ingram Micro has entered into various strategic alliances in areas such as e-commerce, telemarketing, transportation, and marketing services. Some of Ingram Micro’s supply chain management customers include ABM Systems, Buy.com, CompUSA, GE Capital, Intertec-Mobile Direct, Microsoft, SARCOM, and Unisys in North America and GE Capital, IMS Data AB, and Telenor in Europe. Comparable services are provided by similar business units in other markets in which the Company operates. By providing these services, Ingram Micro benefits its customers by reducing their fixed investments while at the same time allowing them to access the Company’s latest technology and logistics services. The Company’s agreements with these customers are generally for a number of years, although either party usually may terminate the agreement after a relatively short notice period.

     Additionally, Ingram Micro offers channel assembly (bringing together individual OEM components into a manufacturer-authorized computer) and reconfiguration services (opening brand named finished product and upgrading it with features such as memory, components, accessories, and third-party software) within several regions in which the Company operates. Reconfiguration services are provided in the U.S. at two dedicated configuration facilities. In Europe, system assembly work is performed at the Company’s highly automated manufacturing facility in The Netherlands.

INFORMATION SYSTEMS AND RELATED TOOLS

     Ingram Micro’s systems are primarily mainframe based and provide the high level of scalability and performance required to manage such a large and complex business operation. IMpulse, Ingram Micro’s enterprise wide system, is a single, standardized, real-time information system and operating environment, used across substantially all of the Company’s worldwide operations. It has been customized as necessary for use in all countries in which the Company operates and has the capability to handle multiple languages and currencies. On a daily basis, the Company’s systems typically handle 50 million on-line transactions, compared to 12 million on-line transactions handled on a daily basis by IMpulse in 1996. The Company has designed IMpulse as a scalable system that has the capability to support increased transaction volume. IMpulse supports over 45,000 mainframe connections (terminals, printers, PCs, and radio frequency hand held terminals) worldwide with an internal response time of less than one second.

     Worldwide, Ingram Micro’s centralized processing system supports more than 40 operational functions including customer management, inventory management, order management, warehouse management, and accounting. At the core of the IMpulse system is on-line, real-time distribution software to which considerable enhancements and modifications have been made to support the Company’s low cost business model and its growth. The Company makes extensive use of advanced telecommunications technologies with customer service enhancing features, such as Automatic Call Distribution to route customer calls to the telesales representatives. The Telesales Department uses its Sales Wizard system for on-line, real-time tracking of all customer calls, for proactive outbound calling, and for status reports on sales statistics such as number of customer calls, customer call intentions, and total sales generated. IMpulse allows the Company’s telesales representatives to deliver real-time information on product pricing, inventory availability, and order status to reseller customers. The pricing functionality with IMpulse enables telesales representatives to make informed pricing decisions through access to specific product and order and fulfillment related costs for each sales opportunity. The Company has also invested in developing segmentation accounting tools which enable various levels of sales and product management to analyze and report sales activity with increased visibility into Ingram Micro’s customer, vendor, and product mix to establish pricing guidelines.

     In the United States, the Company uses CTI technology, which provides the telesales representatives with Automatic Number Identification capability and advanced telecommunications features such as on-screen call waiting and automatic call return, thereby reducing the time required to process customer orders.

     In order for Ingram Micro to act as the agent of commerce among suppliers, resellers, and end-users, the Company continued to improve its web site, www.ingrammicro.com, during 2000. The web site communicates with IMpulse through the use of InsideLine, a direct communication link that furnishes resellers with real-time access to the Company’s mainframe inventory systems, and creates a strong base from which to roll out additional customer focused solutions. The Company is rapidly enhancing and deploying other seamless, easy-to-use electronic commerce solutions that provide resellers with the ability to do business with Ingram Micro and with end-users at lower cost. This includes VentureTech Network, which specializes in solutions for small- to medium-sized businesses, and Partnership America, which is focused on the government and education market. The VTN site,www.venturetechnetwork.com, enables communication between solutions integrators and small- to medium-sized business customers. The site, developed and maintained by Ingram Micro, provides information and facilitates communication with customers through tools such as electronic storefronts. The electronic storefront tools allow end-users to buy product through placing an order on-line, which, once sent transparently to Ingram Micro, is fulfilled on behalf of the reseller or solutions integrator. The Partnership America site,www.partnershipamerica.com, brings independent buyers in the public sector together with independent resellers of technology. Partnershipamerica.com also contains price comparison tools, decision-making content, product reviews, news, events, on-line presentations, and interactive communication tools for the government/education demand chain.

     To complement Ingram Micro’s telesales, customer service, and technical support capabilities, IMpulse offers a number of different electronic products and services through which customers can conduct business with the Company. These products and services include the Customer Automated Purchasing System, Electronic Data Interchange, the Bulletin Board Service, Internet-based Electronic Catalog, TechNotes, and Auction Block. The Electronic Catalog provides reseller customers with access to product pricing and availability, with the capability to search by product category, name, or manufacturer. TechNotes is a comprehensive multi-manufacturer database which customers can deploy on their own web sites that contains timely and accurate product, sales, and technical information. TechNotes information is updated regularly by the Company’s manufacturer partners. Auction Block is a real-time, on-line bidding service that allows reseller customers to competitively bid on unopened products that are not returnable to suppliers (e.g., discontinued products, products with cosmetic damage to their packaging, returned products not conforming to the supplier’s return policies).

     The Company’s warehouse operations use extensive bar-coding technology and radio frequency technology for receiving and shipping, and real-time links to United Parcel Service and Federal Express for freight processing and shipment tracking. The customer service department uses the POWER System for on-line documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, the Company’s buyers depend on the purchasing system to track inventory on a continual basis. Many other features of IMpulse help to expedite the order processing cycle and reduce operating costs for the Company as well as its reseller customers and suppliers.

     The Company employs various security measures and backup systems designed to protect against unauthorized use or failure of its information systems. Access to the Company’s information systems is controlled through the use of passwords and additional security measures are taken with respect to sensitive information. The Company has a contract with IBM Business Continuity & Recovery Services for disaster recovery. In addition, the Company has backup power sources for emergency power. The Company has not experienced any material failures or downtime of IMpulse or any of its other information systems, but any such failure or material downtime could prevent it from taking customer orders, printing product pick-lists and/or shipping product, and could also prevent the Company’s customers from accessing price and product availability information.

     The Company believes that in order to remain competitive, it will be necessary to continuously upgrade its information systems. The Company’s mainframe computer systems were upgraded during 2000 to allow for continued growth and to allow further and faster integration of new web-based technology with the legacy systems. The Company is currently exploring options to enhance the openness and flexibility of its systems, and to structure business logic so that it is modular and re-usable. The Company believes that this new information system architecture will also address the Company’s need for a distributed computing environment. Doing so will provide for improved and simpler connectivity to vendors and customers 24 hours a day/7 days a week and will increase system scalability and fault tolerance.

NON-U.S. OPERATIONS AND EXPORT SALES

     Operations Outside the United States. The Company has subsidiaries or offices outside the U.S. in 29 countries and sales representatives in another seven countries, including Australia, China, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Canada, Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, the United Kingdom, Argentina, Brazil, Chile, Colombia, Costa Rica, Ecuador, Mexico, Panama, Peru, Puerto Rico, and Venezuela. In 2000, 1999, and 1998, 40%, 40%, and 35%, respectively, of the Company’s net sales were derived from operations outside of the United States. The Company expects its net sales from operations outside the United States to increase as a percentage of total net sales in the future due primarily to organic growth and, to a lesser extent, acquisitions.

     The Company’s financial transactions from operations outside the United States are primarily denominated in currencies other than the U.S. dollar. Accordingly, the Company’s operations outside the United States impose risks upon its business as a result of exchange rate fluctuations. Additionally, the Company’s financial transactions from operations outside the United States expose the business to financial risks from interest rate fluctuations in foreign markets. The Company mitigates most of this risk primarily through matching the currencies of its non-U.S. costs and revenues, borrowing in foreign currencies, and utilizing derivative financial instruments such as forward exchange contracts and interest rate swaps. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. – Quantitative and Qualitative Disclosures About Market Risk.”

     Export Markets. The Company continues to serve markets where it does not have a stand-alone, in-country presence through its general telesales operations in Santa Ana, California and Buffalo, New York and in Export offices in Miami, Florida and The Netherlands. In addition, the Export office in Miami, Florida also has field sales representatives based in the following Latin American locations: Colombia, Costa Rica, Venezuela, Ecuador, Puerto Rico, and Brazil.

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

     Ingram Micro competes in the U.S. against full-line distributors such as Tech Data and Synnex Information Technologies, as well as specialty distributors such as Gates/Arrow (desktop and enterprise products), Daisytek (consumables), GE Access (enterprise products) and Avnet (industrial and enterprise products). The U.S. competitive landscape has undergone a tremendous transformation over the past year. Bankruptcies were filed by two competitors: MicroAge and Inacom. Merisel sold its Merisel Open Computing Alliance business (Sun Microsystems products) to Arrow Electronics in 2000, and recently announced its intention to focus solely on software licensing in the U.S.

     Ingram Micro competes internationally with a variety of national and regional distributors. In the European market, competitors include international distributors such as Tech Data, Actebis/Peacock, and IT Europa. Other European regional and local competitors include Scribona (Nordic Region), Northamber (UK), OpenGate (Italy), and Quadram (Netherlands). In Canada, Ingram Micro competes with Merisel, Tech Data, Hartco, and Supercom, as well as a number of smaller distributors. In Latin America, Ingram Micro competes with international distributors such as Tech Data, and several regional and local distributors including MPS, Bell Micro, Officer, Deltron, Unisel, and the divested Latin American operations of CHS Electronics. In the Asia Pacific market, Ingram Micro faces both regional and local competitors, of whom the largest are Tech Pacific, a broadline distributor, and SiS

Distribution Ltd., a Hong Kong-based distributor of microcomputer products. Ingram Micro also faces local competition from Legend, Arrow, and PCI in China; Redington in India; and Express Data in Australia.

     The Company believes that as manufacturer and reseller customers move their back-room operations to distribution partners, outsourcing and value-added capabilities will become more important competitive factors. Examples of value-added capabilities include configuration, innovative financing programs, and order fulfillment programs. Many of the Company’s manufacturers and reseller customers are looking to outsourcing partners to perform back-room operations. To better meet these expanding opportunities, Ingram Micro created IM-Logistics, a U.S. division which offers fee-based end-to-end logistics services to manufacturers, Internet-based resellers and brick-and-mortar retailers selling on-line. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, the Company faces competition from major transportation and logistics suppliers such as United Parcel Service, Federal Express, and express logistics companies such as PFSWeb, SubmitOrder.com, and SameDay.com.

     The Company is constantly seeking to expand its business into areas closely related to its core information technology products and services distribution business. As the Company enters new business areas, including value-added services, it may encounter increased competition from current competitors and/or from new competitors, some of which may be current customers of the Company. As electronic purchases of software become more prevalent in the industry, electronic software distributors may become competitors of the Company. ASPs constitute a fairly new channel for vendors to remotely deliver software applications to end-users. To the extent that these companies choose to by-pass the distribution channel and attain significant revenue growth, they could potentially become competitors for the Company’s software sales.

     Ingram Micro also competes with hardware manufacturers and software publishers that sell directly to reseller customers and end-users. Electronic commerce companies could potentially compete with the Company by purchasing product directly from manufacturers and selling to reseller or end-user customers.

ASSET MANAGEMENT

     The Company seeks to maintain sufficient quantities of product inventories to achieve optimum order fill rates. The Company believes that the risks associated with slow moving and obsolete inventory are partially mitigated by price protection and stock return privileges provided by suppliers. In the event of a supplier price reduction, the Company generally receives a credit for products based upon the terms and conditions with that supplier. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. The Company is exposed to inventory risk to the extent that vendor protections are not available on all products or quantities and are subject to time restrictions. In addition, vendors may become insolvent and unable to fulfill protection obligations to the Company. The Company manages this risk through continuous monitoring of existing inventory levels relative to customer demand. To the extent necessary, the Company has established and continues to accrue for excess and obsolete inventory reserves based upon current requirements.

     Historically, price protection, stock return privileges, and inventory management procedures have helped to reduce the risk of decline in the value of inventory. However, major PC suppliers have stated that it is their intention to control the amount of inventory in the channel, particularly in light of the growth of vendor direct and build-to-order strategies. Many suppliers have changed the terms and conditions of their price protection plans from “full coverage” to “past shipment coverage.” This results in an exposure for the distribution partner. The shorter time periods during which distributors may receive credit for decreases in manufacturer prices on unsold inventory have made it more difficult for the Company to match its inventory levels with the price protection periods. Consequently, the Company’s risk of loss has increased due to declines in value of inventory held by the Company after such price protection periods have passed.

     Inventory levels may vary from period to period, due in part to the addition of new suppliers or new lines with current suppliers and large cash purchases of inventory due to advantageous terms offered by suppliers. In addition, payment terms with inventory suppliers may vary from time to time, and could result in less inventory being financed by vendors and a greater amount of inventory being financed by the Company’s capital.

EMPLOYEES

     As of December 30, 2000, the Company employed approximately 16,500 associates located in the following regions: United States – approximately 8,200, Europe – approximately 4,800, and all other regions – approximately 3,500. Ingram Micro’s success depends on the skill and dedication of its associates. The Company strives to attract, develop, and retain outstanding personnel. Certain of the Company’s operations in Europe are subject to collective bargaining or similar arrangements. The Company has a process for continuously measuring the status of associate relations and responding to associate priorities.

EXECUTIVE OFFICERS AND/OR REGIONAL PRESIDENTS OF THE COMPANY

     On March 6, 2000, the Company named Kent B. Foster chief executive officer and president. He was also elected to Ingram Micro’s board of directors. In May 2000, Mr. Foster succeeded Jerre L. Stead as chairman of the board.

     On January 4, 2001, the Company named Michael J. Grainger president and chief operating officer. Mr. Grainger will retain the responsibilities of chief financial officer until a replacement is named.

     The following table sets forth certain information with respect to each person who is an executive officer and/or regional president of the Company as of March 1, 2001:

Present And Prior Positions Held Within the Past
Name	Age	Five Years(1)	Years Positions Held

Kent B. Foster (2)	57	Chairman of the Board	05/00 to current

		Chief Executive Officer	03/00 to current

		President	03/00 to 01/01

		President, GTE, a telecommunications services company	06/95 to 12/99

Michael J. Grainger	48	President and Chief Operating Officer	01/01 to current

		Chief Financial Officer	5/96 to current

		Executive Vice President	10/96 to 01/01

		Vice President and Controller, Ingram Industries	07/90 to 10/96

Guy P. Abramo	39	Executive Vice President and Chief Strategy and Information Officer	09/00 to current

		Senior Vice President and Chief Information Officer	01/00 to 09/00

		Senior Vice President and Acting Chief Information Officer	11/99 to 01/00

		Senior Vice President, Marketing	09/98 to 11/99

		Partner, Yankelovich Partners, a marketing professional services company	05/98 to 10/98

		Managing Director, Marketing Intelligence, Peat Marwick, LLP, an accounting and professional services company	02/95 to 05/98

Kevin M. Murai	37	Executive Vice President and President, Ingram Micro U.S.	03/00 to current

		Senior Vice President, Chief Operating Officer and Acting President, Ingram Micro U.S.	01/00 to 03/00

		Senior Vice President and President, Ingram Micro Canada	12/97 to 01/00

		Vice President, Operations, Ingram Micro Canada	01/93 to 12/97

Gregory M.E. Spierkel	44	Executive Vice President and President, Ingram Micro Europe	06/99 to current
		Senior Vice President and President, Ingram Micro Asia-Pacific	07/97 to 06/99

Present And Prior Positions Held Within the Past
Name	Age	Five Years(1)	Years Positions Held

		Vice President, Global Sales & Marketing, Mitel Inc., a manufacturer of telecommunications and semiconductor products	03/96 to 06/97

		President, North America, Mitel Inc.	04/92 to 03/96

James E. Anderson, Jr.	53	Senior Vice President, Secretary and General Counsel	01/96 to current

		Vice President, Secretary and General Counsel, Ingram Industries	09/91 to 11/96

Asger Falstrup	51	Senior Vice President and President, Ingram Micro Canada	01/00 to current

		Vice President, Northern Europe	11/96 to 01/00

		Managing Director, Denmark	08/94 to 11/96

David M. Finley	60	Senior Vice President, Human Resources	07/96 to current

		Senior Vice President, Human Resources, Budget Rent a Car, a car rental company	05/95 to 07/96

Henri T. Koppen	58	Senior Vice President and President, Ingram Micro Asia-Pacific	03/00 to current

		Senior Vice President and President, Ingram Micro Latin America	01/98 to 03/00

		President, Latin America, General Electric Capital Information Technology Solutions, a systems integrator/reseller company	07/96 to 12/97

		Vice President, Latin America, Ameridata Global Inc., a systems integrator/reseller company	05/95 to 07/96

Jorge G. Reyes	40	Acting President, Ingram Micro Latin America	06/00 to current

		Vice President, Finance & Accounting, Ingram Micro Latin America	11/98 to current

		Senior Vice President and Chief Financial Officer, Latin America, Young and Rubicam, a professional finance service company	10/97 to 10/98

		General Manager, Black & Decker Venezuela, a home improvements products company	05/92 to 10/97

James F. Ricketts	54	Corporate Vice President and Treasurer	04/99 to current

		Vice President and Treasurer	09/96 to 04/99

		Treasurer, Sundstrand Corporation, a manufacturer of aerospace and related technology	02/92 to 09/96

(1)	The first position and any other positions not given a separate corporate identification are with the Company.

(2)	Mr. Foster is a director of Campbell Soup Co., J.C. Penney Co. Inc., and New York Life Insurance Co.

TRADEMARKS AND SERVICE MARKS

     The Company owns or is the licensee of various trademarks and service marks, including, among others, “Ingram Micro,” “IMpulse,” the Ingram Micro logo, “Partnership America,” “Leading the Way in Worldwide Distribution,” “Affiniti,” “VentureTech Network,” and “eSolutions.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though the Company’s marks may not be registered in every country where the Company conducts business, in many cases the Company has acquired rights in those marks because of its continued use of them. Management believes that the value of the

Company’s marks is increasing with the development of its business, but the business of the Company as a whole is not materially dependent on such marks.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of the Act. In order to take advantage of the “safe harbor” provisions of the Act, the Company identifies the following important factors which could affect the Company’s actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed by the Company in forward-looking statements made by or on behalf of the Company:

(1)	Intense competition may lead to reduced prices, lower sales or reduced sales growth, and lower gross margins. This includes competition from alternative business models, such as direct manufacturer to end-user selling.

(2)	The Company’s narrow margins magnify the impact on operating results of variations in operating costs. A number of factors may reduce the Company’s margins. For example, if PC manufacturers substantially reduce or terminate price protection programs and/or return rights, if PC manufacturers substantially raise the threshold on sales volume before distributors may qualify for discounts and/or rebates or reduce the overall amount of incentives available, if the Company’s receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company’s financial condition and results of operations may be adversely impacted.

(3)	The failure of the Company to adequately adjust its cost structure in a timely fashion in response to a sudden decrease in demand may adversely impact the Company’s financial condition.

(4)	Seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in the Company’s quarterly results.

(5)	The availability (or lack thereof) of capital on acceptable terms may hamper the Company in its efforts to fund its increasing working capital needs.

(6)	The failure of the Company to adequately manage its growth may adversely impact the Company’s results of operations.

(7)	A failure of the Company’s information systems may adversely impact the Company’s results of operations.

(8)	Devaluation of a foreign currency, or other disruption of a foreign market, may adversely impact the Company’s operations in that country or globally.

(9)	The loss of a key executive officer or other key employee may adversely impact the Company’s operations.

(10)	The inability of the Company to obtain products on favorable terms may adversely impact the Company’s results of operations.

(11)	The Company’s operations may be adversely impacted by an acquisition that (i) is not suited for the Company, (ii) is improperly executed and/or integrated into the Company, or (iii) substantially increases the Company’s debt.

(12)	The Company’s financial condition may be adversely impacted by a decline in value of a portion of the Company’s inventory.

(13)	The Company may experience an increased risk of credit loss as a result of reseller customers’ businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers.

(14)	The failure of certain shipping companies to deliver product to the Company, or from the Company to its customers, may adversely impact the Company’s results of operations.

(15)	If the Company’s inventory suppliers terminate or substantially reduce the subsidies relating to floor planning financing for the Company’s master reseller business, such change in policy may adversely impact the Company’s financial condition and results of operations.

     Reference is made to Exhibit 99.01 hereto for additional discussion of the foregoing factors, as well as additional factors which may affect the Company’s actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements.

ITEM 2. PROPERTIES

     Ingram Micro’s worldwide executive headquarters, as well as its West Coast sales and support offices, are located in a three-building office complex in Santa Ana, California. The Company also maintains an East Coast operations center in Williamsville (Buffalo), New York.

     As of December 30, 2000, the Company operated eight distribution centers throughout the continental United States. The Company also operated 40 distribution centers outside of the U.S. in Argentina, Australia, Brazil, Canada, Chile, China, India, Hong Kong, Malaysia, Mexico, New Zealand, Norway, Peru, Singapore, Switzerland, Thailand, and most countries of the European Union.

     As of December 30, 2000, the Company operated two integration centers located in Memphis, Tennessee and Rosmalen, The Netherlands. As of the same date, the Company operated three return centers, located in Santa Ana, California; Fullerton, California; and Toronto, Canada.

     As of December 30, 2000, all of the Company’s facilities were leased, with the exception of the combination office and distribution facility in Buenos Aires, Argentina; the combination office and distribution facility in Santiago, Chile; the combination office and distribution facility in Singapore; two combination office and distribution facilities in Straubing, Germany; and the distribution facility in Millington, Tennessee. These leases have varying terms. The Company does not anticipate any material difficulty in renewing any of its leases as they expire or securing replacement facilities, in each case on commercially reasonable terms. In addition, the Company owns two undeveloped properties in Santa Ana, California totaling approximately 16.27 acres, and has options on approximately 60 acres in Millington, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

     As a result of an internal review by the Company of export shipments made from its United States distribution facilities, the Company has determined that certain of these shipments and related documentation were not in compliance with U.S. export regulations. The Company has notified the appropriate federal government agencies pursuant to applicable voluntary self-disclosure procedures (the “Disclosure”). The reported shipments consisted of modems and other telecommunications products and shrink-wrapped, commercial software readily available through normal retail outlets that contained encryption features controlled under export regulations. These shipments had a total value of approximately $673,240. Violations of export laws and regulations are subject to both civil and criminal penalties, including inappropriate circumstances suspension or loss of export privileges. Since the Disclosure, a representative of the Department of Commerce has requested additional documents relating to the Disclosure, which the Company provided in January 1999. The Department has not communicated with the Company since then. The Company does not know what position the Department will take upon further review of the Disclosure. The Company is not able to estimate at this time the amount or nature of penalties, if any, that might be sought against the Company as a result of the reported violations; however, penalties to which the Company potentially may be subject could be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 28, 2001, there were 639 holders of record of the Class A Common Stock and 123 holders of record of the Class B Common Stock. The Company believes that there are approximately 28,000 beneficial holders of the Class A Common Stock.

     Information as to the Company’s quarterly stock prices is included on the inside back cover of the Company’s 2000 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal market on which the Class A Common Stock is traded is included on the inside back cover of the Company’s 2000 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     Dividend Policy. The Company has not declared or paid any dividends on its Class A or Class B Common Stock in the preceding two fiscal years. The Company currently intends to retain its future earnings to finance the growth and development of its business and, therefore, does not anticipate declaring or paying cash dividends on its Class A or Class B Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of the Company’s debt facilities contain restrictions on the declaration and payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of Ingram Micro for the five year period ended December 30, 2000 is included on page 18 of the Company’s 2000 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 30 through 50 of the Company’s 2000 Annual Report to Shareowners which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in Item 14 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19 through 29 of the Company’s 2000 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and are incorporated in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required disclosure is included on page 28 through 29 of the Company’s 2000 Annual Report to Shareowners, which is also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s consolidated financial statements are included on pages 30 through 50 of the Company’s 2000 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 14 below.

     A financial statement schedule for the Company, and report thereon, are included on pages 25 and 26, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company’s independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

PART III

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company will not furnish such information in its definitive Proxy Statement prepared in accordance with Schedule 14A.

     The Notice and Proxy Statement for the 2001 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, and 13).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2001, all appearing on pages 30 through 51 in the 2000 Annual Report to Shareowners, are incorporated in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the 2000 Annual Report to Shareowners is not deemed filed as part of this Annual Report on Form 10-K.

Page No. In
Annual Report
to Shareowners

Index to Financial Information	17

Consolidated Balance Sheet at December 30, 2000 and January 1, 2000	30

Consolidated Statement of Income for the years ended December 30, 2000, January 1, 2000, and January 2, 1999	31

Consolidated Statement of Stockholders’ Equity for the years ended December 30, 2000, January 1, 2000, and January 2, 1999	32

Consolidated Statement of Cash Flows for the years ended December 30, 2000, January 1, 2000, and January 2, 1999	33

Notes to Consolidated Financial Statements	34

Report of Independent Accountants	51

     Pages 18 through 52 and the inside back cover page of the 2000 Annual Report to Shareowners of Ingram Micro Inc. include the Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Independent Accountants’ Report, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as Exhibit 13.01 to this Annual Report on Form 10-K.

     2. Financial Statement Schedules:

     Schedule II — Valuation and Qualifying Accounts.

     3. List of Exhibits:

Exhibit
No.	Exhibit

3.01	Form of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the“IPO S-1”))

3.02	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.01	Reserved

10.02	Reserved

10.03	Reserved

10.04	Reserved

10.05	Reserved

10.06	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.07	Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

10.08	Ingram Micro Inc. Key Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.08 to the IPO S-1)

10.09	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.10	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.11	Reserved

10.12	Credit Agreement dated as of October 30, 1996 among the Company and Ingram European Coordination Center N.V., Ingram Micro Singapore Pte Ltd., and Ingram Micro Inc., as Borrowers and Guarantors, certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative Agent for the Lenders and The Bank of Nova Scotia as Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.13	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.13 to the Thrift Plan S-1)

10.14	Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)

Exhibit
No.	Exhibit

10.15	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)

10.16	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.17	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)

10.18	Reserved

10.19	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.20	Reserved

10.21	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

10.22	Agreement dated as of August 26, 1996 between the Company and Jerre L. Stead (incorporated by reference to Exhibit 10.22 to the IPO S-1)

10.23	Definitions for Ingram Funding Master Trust Agreements (incorporated by reference to Exhibit 10.23 to the IPO S-1)

10.24	Asset Purchase and Sale Agreement dated as of February 10, 1993 between Ingram Industries and Ingram Funding Inc. (incorporated by reference to Exhibit 10.24 to the IPO S-1)

10.25	Pooling and Servicing Agreement dated as of February 10, 1993 among Ingram Funding, Ingram Industries and Chemical Bank (incorporated by reference to Exhibit 10.25 to the IPO S-1)

10.26	Amendment No. 1 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale Agreement dated as of February 12, 1993, and the Liquidity Agreement dated as of February 12, 1993 (incorporated by reference to Exhibit 10.26 to the IPO S-1)

10.27	Certificate Purchase Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.27 to the IPO S-1)

10.28	Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)

10.29	Series 1993-1 Supplement to Ingram Funding Master Trust Pooling and Servicing Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.29 to the IPO S-1)

10.30	Schedule of Supplements to Ingram Funding Master Trust Pooling and Servicing Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.30 to the IPO S-1)

10.31	Letter of Credit Reimbursement Agreement dated as of February 10, 1993 (incorporated by reference to Exhibit 10.31 to the IPO S-1)

Exhibit
No.	Exhibit

10.32	Liquidity Agreement dated as of February 10, 1993 (incorporated by reference to Exhibit 10.32 to the IPO S-1)

10.33	Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale Agreement dated as of February 12, 1993, and the Liquidity Agreement dated as of February 12, 1993 (incorporated by reference to Exhibit 10.33 to the IPO S-1)

10.34	Reserved

10.35	Form of Repurchase Agreement (incorporated by reference to Exhibit 10.35 to the IPO S-1)

10.36	First Amendment to the Credit Agreement dated as of October 28, 1997 (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-3 (File No. 333-39457) (the “Rollover/Thrift Plan S-3”))

10.37	European Credit Agreement dated as of October 28, 1997 among the Company and Ingram European Coordination Center N.V., as Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders and NationsBank of Texas, N.A. as Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the Arrangers (incorporated by reference to Exhibit 10.37 to the Rollover/Thrift Plan S-3)

10.38	Canadian Credit Agreement dated as of October 28, 1997 among the Company and Ingram Micro Inc. (Canada), as Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders, Royal Bank of Canada as the Syndication Agent for the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the Co-Agent (incorporated by reference to Exhibit 10.38 to the Rollover/Thrift Plan S-3)

10.39	Reserved

10.40	Second Amendment to Credit Agreement dated as of September 25, 1998, among the Company, Ingram European Coordination Center N.V. (“IECC”), and Ingram Micro Inc. (Canada), as Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US$1,000,000,000 Credit Agreement dated as of October 30, 1996, also among certain financial institutions, as the Lenders, NationsBank, N.A. (successor in interest by merger with NationsBank of Texas, N.A.), as Administrative Agent for the Lenders, and The Bank of Nova Scotia, as Documentation Agent for the Lenders and certain named Co-Agents (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998 (“the Q3 98 10-Q”))

10.41	First Amendment to European Credit Agreement dated as of September 25, 1998, among the Company and IECC as the Primary Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US $500,000,000 European Credit Agreement dated as of October 28, 1997, also among the Company and IECC, as the Primary Borrowers and Guarantors, certain financial institutions as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders and NationsBank, N.A. (successor in interest by merger to NationsBank of Texas, N.A.), as Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the Arrangers (incorporated by reference to Exhibit 10.41 to the Q3 98 10-Q)

10.42	First Amendment to Canadian Credit Agreement dated as of September 25, 1998,

Exhibit
No.	Exhibit

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

10.43	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)

10.44	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.45	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))

10.46	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)

10.47	Agreement with Jeffrey R. Rodek, dated October 31, 1999 (incorporated by reference to Exhibit 10.47 to the 1999 10-K)

10.48	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)

10.49	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)

10.50	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)

10.51	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)

10.52	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)

10.53	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)

10.54	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)

10.55	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)

10.56	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)

10.57	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)

10.58	Amended and Restated Servicing Agreement dated as of March 8, 2000 among

Exhibit
No.	Exhibit

Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999 10-K)

10.59	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase 2000 (incorporated by reference to Exhibit 10.59 to the 1999 10-K)

10.60	Series 1994-2 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.60 to the 1999 10-K)

10.61	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)

10.62	Series 1993-2 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.62 to the 1999 10-K)

10.63	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)

10.64	Advisory Services Agreement with Jerre Stead, dated May 17, 2000 (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000)

13.01	Portions of Annual Report to Shareowners for the year ended December 30, 2000

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8

23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     (b) Reports on Form 8-K

     On October 26, 2000, the Company filed a Current Report on Form 8-K which incorporated under Items 7 and 9 a copy of a press release announcing its financial results for the third quarter and thirty-nine weeks ended September 30, 2000.

INGRAM MICRO INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	beginning	costs and			at end of
Description	of year	expenses	Deductions	Other(*)	year

Allowance for doubtful accounts receivable and sales returns:

2000	$100,754	$71,846	$(74,227)	$(1,379)	$96,994

1999	55,904	75,835	(42,788)	11,803	100,754

1998	48,541	32,534	(31,200)	6,029	55,904

•	Other includes recoveries, acquisitions and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ingram Micro Inc.

Our audits of the consolidated financial statements referred to in our report dated February 28, 2001 appearing in the 2000 Annual Report to Shareowners of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
February 28, 2001

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ James E. Anderson, Jr.

James E. Anderson, Jr., Senior Vice President, Secretary and General Counsel

March 30, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Kent B. Foster Kent B. Foster	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2001

/s/ Michael J. Grainger Michael J. Grainger	President, Chief Operating Officer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2001

/s/ Don H. Davis, Jr. Don H. Davis, Jr.	Director	March 30, 2001

/s/ John R. Ingram John R. Ingram	Director	March 30, 2001

/s/ Martha R. Ingram Martha R. Ingram	Director	March 30, 2001

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	March 30, 2001

/s/ Philip M. Pfeffer Philip M. Pfeffer	Director	March 30, 2001

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	March 30, 2001

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 30, 2001

Exhibit
No.	Exhibit Index

3.01	Form of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the“IPO S-1”))

3.02	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.01	Reserved

10.02	Reserved

10.03	Reserved

10.04	Reserved

10.05	Reserved

10.06	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.07	Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

10.08	Ingram Micro Inc. Key Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.08 to the IPO S-1)

10.09	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.10	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.11	Reserved

10.12	Credit Agreement dated as of October 30, 1996 among the Company and Ingram European Coordination Center N.V., Ingram Micro Singapore Pte Ltd., and Ingram Micro Inc., as Borrowers and Guarantors, certain financial institutions, as the Lenders, NationsBank of Texas, N.A., as Administrative Agent for the Lenders and The Bank of Nova Scotia as Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.13	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.13 to the Thrift Plan S-1)

10.14	Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)

Exhibit
No.	Exhibit Index

10.15	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)

10.16	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.17	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)

10.18	Reserved

10.19	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.20	Reserved

10.21	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

10.22	Agreement dated as of August 26, 1996 between the Company and Jerre L. Stead (incorporated by reference to Exhibit10.22 to the IPO S-1)

10.23	Definitions for Ingram Funding Master Trust Agreements (incorporated by reference to Exhibit 10.23 to the IPO S-1)

10.24	Asset Purchase and Sale Agreement dated as of February 10, 1993 between Ingram Industries and Ingram Funding Inc. (incorporated by reference to Exhibit 10.24 to the IPO S-1)

10.25	Pooling and Servicing Agreement dated as of February 10, 1993 among Ingram Funding, Ingram Industries and Chemical Bank (incorporated by reference to Exhibit 10.25 to the IPO S-1)

10.26	Amendment No. 1 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale Agreement dated as of February 12, 1993, and the Liquidity Agreement dated as of February 12, 1993 (incorporated by reference to Exhibit 10.26 to the IPO S-1)

10.27	Certificate Purchase Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.27 to the IPO S-1)

10.28	Schedule of Certificate Purchase Agreements (incorporated by reference to Exhibit 10.28 to the IPO S-1)

10.29	Series 1993-1 Supplement to Ingram Funding Master Trust Pooling and Servicing Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.29 to the IPO S-1)

10.30	Schedule of Supplements to Ingram Funding Master Trust Pooling and Servicing Agreement dated as of July 23, 1993 (incorporated by reference to Exhibit 10.30 to the IPO S-1)

10.31	Letter of Credit Reimbursement Agreement dated as of February 10, 1993 (incorporated by reference to Exhibit10.31 to the IPO S-1)

Exhibit
No.	Exhibit Index

10.32	Liquidity Agreement dated as of February 10, 1993 (incorporated by reference to Exhibit 10.32 to the IPO S-1)

10.33	Amendment No. 2 to the Pooling and Servicing Agreement dated as of February 12, 1993, the Asset Purchase and Sale Agreement dated as of February 12, 1993, and the Liquidity Agreement dated as of February 12, 1993 (incorporated by reference to Exhibit 10.33 to the IPO S-1)

10.34	Reserved

10.35	Form of Repurchase Agreement (incorporated by reference to Exhibit 10.35 to the IPO S-1)

10.36	First Amendment to the Credit Agreement dated as of October 28, 1997 (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-3 (File No. 333-39457) (the “Rollover/Thrift Plan S-3”))

10.37	European Credit Agreement dated as of October 28, 1997 among the Company and Ingram European Coordination Center N.V., as Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders and NationsBank of Texas, N.A. as Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the Arrangers (incorporated by reference to Exhibit 10.37 to the Rollover/Thrift Plan S-3)

10.38	Canadian Credit Agreement dated as of October 28, 1997 among the Company and Ingram Micro Inc. (Canada), as Borrowers and Guarantors, certain financial institutions, as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders, Royal Bank of Canada as the Syndication Agent for the Lenders, and Bank of Tokyo-Mitsubishi (Canada) as the Co-Agent (incorporated by reference to Exhibit 10.38 to the Rollover/Thrift Plan S-3)

10.39	Reserved

10.40	Second Amendment to Credit Agreement dated as of September 25, 1998, among the Company, Ingram European Coordination Center N.V. (“IECC”), and Ingram Micro Inc. (Canada), as Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US$1,000,000,000 Credit Agreement dated as of October 30, 1996, also among certain financial institutions, as the Lenders, NationsBank, N.A. (successor in interest by merger with NationsBank of Texas, N.A.), as Administrative Agent for the Lenders, and The Bank of Nova Scotia, as Documentation Agent for the Lenders and certain named Co-Agents (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1998 (“the Q3 98 10-Q”))

10.41	First Amendment to European Credit Agreement dated as of September 25, 1998, among the Company and IECC as the Primary Borrowers and Guarantors, and certain financial institutions as the Relevant Required Lenders, amending the US $500,000,000 European Credit Agreement dated as of October 28, 1997, also among the Company and IECC, as the Primary Borrowers and Guarantors, certain financial institutions as the Lenders, The Bank of Nova Scotia, as Administrative Agent for the Lenders and NationsBank, N.A. (successor in interest by merger to NationsBank of Texas, N.A.), as Documentation Agent for the Lenders, as arranged by The Bank of Nova Scotia and NationsBanc Capital Markets, Inc., as the Arrangers (incorporated by reference to Exhibit 10.41 to the Q3 98 10-Q)

10.42	First Amendment to Canadian Credit Agreement dated as of September 25, 1998,

Exhibit
No.	Exhibit Index

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

10.43	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)

10.44	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.45	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))

10.46	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)

10.47	Agreement with Jeffrey R. Rodek, dated October 31, 1999 (incorporated by reference to Exhibit 10.47 to the 1999 10-K)

10.48	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)

10.49	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)

10.50	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)

10.51	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)

10.52	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)

10.53	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)

10.54	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)

10.55	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)

10.56	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)

10.57	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)

10.58	Amended and Restated Servicing Agreement dated as of March 8, 2000 among

Exhibit
No.	Exhibit Index

Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999 10-K)

10.59	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase 2000 (incorporated by reference to Exhibit 10.59 to the 1999 10-K)

10.60	Series 1994-2 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.60 to the 1999 10-K)

10.61	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)

10.62	Series 1993-2 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.62 to the 1999 10-K)

10.63	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)

10.64	Advisory Services Agreement with Jerre Stead, dated May 17, 2000 (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000)

13.01	Portions of Annual Report to Shareowners for the year ended December 30, 2000

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8

23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995