Form 10-K/A
period 2000-12-30
INGRAM MICRO INC
filed 2001-04-09
CIK 1018003

FORM 10-K/A
(Amendment No. 1 Filed on April 6, 2001)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________ .

COMMISSION FILE NUMBER: 1-12203

INGRAM MICRO INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	62-1644402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      The Registrant had 76,491,197 shares of Class A Common Stock, par value $.01 per share, and 70,261,154 shares of Class B Common Stock, par value $.01 per share, outstanding at March 28, 2001.

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

EXPLANATORY NOTE

      Due to a clerical error, the initial filing of the registrant’s Form 10-K for the year ended December 30, 2000 included an incorrect number of shares of Class B Common Stock outstanding as of March 28, 2001 on the above cover page. This amended Form 10-K is being filed solely to correct that error.

SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Michael J. Grainger

Michael J. Grainger President, Chief Operating Officer, and Chief Financial Officer

April 6, 2001

2