Form 10-Q
period 2001-03-31
INGRAM MICRO INC
filed 2001-05-15
CIK 1018003

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      The Registrant had 76,563,541 shares of Class A Common Stock, par value $.01 per share, and 70,261,154 shares of Class B Common Stock, par value $.01 per share, outstanding at March 31, 2001.

INGRAM MICRO INC.

INDEX

		Pages

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet at March 31, 2001 and December 30, 2000	3

	Consolidated Statement of Income for the thirteen weeks ended March 31, 2001 and April 1, 2000	4

	Consolidated Statement of Cash Flows for the thirteen weeks ended March 31, 2001 and April 1, 2000	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II	Other Information

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		17

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)

	March 31,	December 30,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash	$92,247	$150,560

Investment in available-for-sale securities	55,290	52,897

Accounts receivable:

Trade receivables	1,669,366	1,945,496

Retained interest in securitized receivables	395,671	407,176

Total accounts receivable (less allowances of $88,835 and $96,994)	2,065,037	2,352,672

Inventories	2,310,747	2,919,117

Other current assets	359,915	294,838

Total current assets	4,883,236	5,770,084

Property and equipment, net	345,334	350,829

Goodwill, net	420,328	430,853

Other	55,229	57,216

Total assets	$5,704,127	$6,608,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,884,455	$3,725,080

Accrued expenses	303,105	350,111

Current maturities of long-term debt	22,382	42,774

Total current liabilities	3,209,942	4,117,965

Convertible debentures	223,007	220,035

Other long-term debt	268,318	282,809

Deferred income taxes and other liabilities	112,737	113,781

Total liabilities	3,814,004	4,734,590

Stockholders’ equity:

Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—

Class A Common Stock, $0.01 par value, 265,000,000 shares authorized; 76,563,541 and 75,798,115 shares issued and outstanding	766	758

Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; 70,261,154 and 70,409,806 shares issued and outstanding	703	704

Additional paid-in capital	670,123	664,840

Retained earnings	1,247,637	1,221,208

Accumulated other comprehensive income (loss)	(28,297)	(11,936)

Unearned compensation	(809)	(1,182)

Total stockholders’ equity	1,890,123	1,874,392

Total liabilities and stockholders’ equity	$5,704,127	$6,608,982

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Net sales	$7,193,489	$7,796,350

Cost of sales	6,809,294	7,430,154

Gross profit	384,195	366,196

Selling, general and administrative expenses	313,725	295,665

Income from operations	70,470	70,531

Other expense (income):

Interest income	(2,439)	(1,367)

Interest expense	18,792	26,860

Gain on sale of available-for-sale securities	—	(111,458)

Net foreign currency exchange loss	968	318

Other	10,175	4,198

	27,496	(81,449)

Income before income taxes and extraordinary item	42,974	151,980

Provision for income taxes	16,545	57,976

Income before extraordinary item	26,429	94,004

Extraordinary gain on repurchase of debentures, net of $0 and $1,295 in income taxes, respectively	—	2,129

Net income	$26,429	$96,133

Basic earnings per share:

Income before extraordinary item	$0.18	$0.65

Extraordinary gain on repurchase of debentures	—	0.01

Net income	$0.18	$0.66

Diluted earnings per share:

Income before extraordinary item	$0.18	$0.64

Extraordinary gain on repurchase of debentures	—	0.01

Net income	$0.18	$0.65

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Cash flows from operating activities:

Net income	$26,429	$96,133

Adjustments to reconcile net income to cash provided (used) by operating activities:

Depreciation	23,341	20,389

Amortization of goodwill	5,671	5,582

Deferred income taxes	(3,089)	59,785

Pretax gain on available-for-sale securities	—	(111,458)

Gain on repurchase of debentures (net of tax)	—	(2,129)

Noncash interest expense on debentures	2,997	5,816

Noncash compensation charge	373	1,332

Changes in operating assets and liabilities:

Changes in amounts sold under accounts receivable programs	(89,134)	111,965

Accounts receivable	373,231	8,497

Inventories	602,072	752,179

Other current assets	(65,219)	1,746

Accounts payable	(838,587)	(664,312)

Accrued expenses	(46,160)	(73,897)

Cash (used) provided by operating activities	(8,075)	211,628

Cash flows from investing activities:

Purchases of property and equipment	(22,806)	(36,211)

Net proceeds from sales of available-for-sale-securities	—	119,228

Other	2,463	(8,464)

Cash (used) provided by investing activities	(20,343)	74,553

Cash flows from financing activities:

Exercise of stock options including tax benefits	3,734	1,407

Repurchase of convertible debentures	—	(43,219)

Borrowings (repayments) of debt	23,646	(29,624)

Net repayments under revolving credit facilities	(60,484)	(232,849)

Cash used by financing activities	(33,104)	(304,285)

Effect of exchange rate changes on cash	3,209	(3,541)

Decrease in cash	(58,313)	(21,645)

Cash, beginning of period	150,560	128,152

Cash, end of period	$92,247	$106,507

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

Note 1 — Organization and Basis of Presentation

      Ingram Micro Inc. (the “Company” or “Ingram Micro”) is primarily engaged, directly and through its wholly- and majority-owned subsidiaries, in distribution of information technology products and services worldwide. The Company conducts its operations in the United States, Europe, Canada, Latin America and Asia Pacific.

      The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001, and its results of operations and cash flows for the thirteen weeks ended March 31, 2001 and April 1, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2000. The results of operations for the thirteen weeks ended March 31, 2001 may not be indicative of the results of operations that can be expected for the full year.

Note 2 — Earnings Per Share

      The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable.

      The composition of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Income before extraordinary item	$26,429	$94,004

Weighted average shares	146,519,691	144,756,321

Basic earnings per share before extraordinary item	$0.18	$0.65

Weighted average shares including the dilutive effect of stock options (2,827,742 and 2,579,901 for the 13 weeks ended March 31, 2001 and April 1, 2000, respectively)	149,347,433	147,336,222

Diluted earnings per share before extraordinary item	$0.18	$0.64

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

      At March 31, 2001 and April 1, 2000, there were $223,007 and $398,033, respectively, in Zero Coupon Convertible Senior Debentures that were convertible into approximately 3,051,000 and 5,741,000 shares of Class A Common Stock, respectively. For the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively, these potential shares were excluded from the computation of Diluted EPS because their effect would not be dilutive. Additionally, there were approximately 14,193,000 and 9,853,000 stock options and warrants for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Note 3 — Comprehensive Income

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components on the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income (loss).

      The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss) on	Other
	Translation	Available-for-	Comprehensive
	Adjustment	Sale Securities	Income (Loss)

Balance at January 1, 2000	$(28,651)	$356,936	$328,285

Change in foreign currency translation adjustment	(9,483)	—	(9,483)

Unrealized holding loss arising during the quarter	—	(34,007)	(34,007)

Realized gain included in net income	—	(69,327)	(69,327)

Balance at April 1, 2000	$(38,134)	$253,602	$215,468

	Foreign	Unrealized	Accumulated
	Currency	Gain on	Other
	Translation	Available-for-	Comprehensive
	Adjustment	Sale Securities	Income (Loss)

Balance at December 30, 2000	$(28,901)	$16,965	$(11,936)

Change in foreign currency translation adjustment	(17,824)	—	(17,824)

Unrealized holding gain arising during the quarter	—	1,463	1,463

Balance at March 31, 2001	$(46,725)	$18,428	$(28,297)

      Total comprehensive income (loss) for the thirteen weeks ended March 31, 2001 and April 1, 2000 was $10,068 and ($16,684), respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

Note 4 — Extraordinary Item

      For the thirteen weeks ended April 1, 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $46,643. The amount paid for the repurchased debentures totaled $43,219, resulting in an extraordinary gain of $2,129 (net of taxes of $1,295). There were no repurchases of debentures for the thirteen weeks ended March 31, 2001.

Note 5 — Accounts Receivable

      The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate medium-term certificates to investors and variable rate certificates to support a commercial paper program. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700,000 in commercial paper. Sales of receivables under these programs result in a reduction of total accounts receivable on the Company’s consolidated balance sheet. Retained interests are carried at their fair value estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At March 31, 2001 and December 30, 2000, the amount of medium-term certificates outstanding totaled $25,000 and $50,000, respectively, and the amount of commercial paper outstanding at March 31, 2001 and December 30, 2000 totaled $575,000 and $650,000, respectively.

      The Company also has certain other facilities relating to accounts receivable in Europe and Canada which provide up to approximately $245,000 of additional financing capacity. Under these programs, the Company has sold $221,054 and $210,188 of trade accounts receivable in the aggregate at March 31, 2001 and December 30, 2000, respectively, resulting in a further reduction of trade accounts receivable on the Company’s consolidated balance sheet.

      The aggregate amount of trade accounts receivable sold as of March 31, 2001 and December 30, 2000 totaled $821,054 and $910,188, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness.

      Expenses in the amount of $8,102 and $2,031 for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively, related to the sale of trade accounts receivable facilities are included in other expenses on the Company’s consolidated statement of income.

Note 6 — Segment Information

      The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company’s reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operates include the United States, Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Other international (Australia, China, India, Malaysia, New Zealand, Singapore, Thailand, Canada, Argentina, Brazil, Chile, Mexico, and Peru). Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

      Financial information by geographic segment is as follows:

	As of And For the
	Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Net sales:

United States

Sales to unaffiliated customers	$3,919,741	$4,588,295

Transfers between geographic areas	45,690	41,888

Europe	2,049,412	2,044,532

Other international	1,224,336	1,163,523

Eliminations	(45,690)	(41,888)

Total	$7,193,489	$7,796,350

Income (loss) from operations:

United States	$47,359	$49,450

Europe	23,795	14,521

Other international	(684)	6,560

Total	$70,470	$70,531

Identifiable assets:

United States	$3,568,414	$4,905,210

Europe	1,151,277	1,465,511

Other international	984,436	876,433

Total	$5,704,127	$7,247,154

Capital expenditures:

United States	$18,652	$24,749

Europe	2,075	6,899

Other international	2,079	4,563

Total	$22,806	$36,211

Depreciation and amortization:

United States	$18,173	$15,226

Europe	5,529	5,746

Other international	5,310	4,999

Total	$29,012	$25,971

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

Note 7 — New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FAS No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB No. 133.” As amended, FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133, as amended, was effective for the Company starting in the first quarter of fiscal 2001. The adoption of FAS 133 did not have a material impact on the Company’s consolidated financial condition or results of operations.

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. The Company does not expect the adoption of FAS 140 to have a material impact on its reported financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In evaluating the business of Ingram Micro, readers should carefully consider the important factors discussed in Exhibit 99.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995.”

Results of Operations

      The following table sets forth the Company’s net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

	Thirteen Weeks Ended

	March 31,		April 1,
	2001		2000

	(dollars in millions)
Net sales by geographic region:

United States	$3,920	54.5%	$4,588	58.9%

Europe	2,049	28.5	2,045	26.2

Other international	1,224	17.0	1,163	14.9

Total	$7,193	100.0%	$7,796	100.0%

      The following table sets forth certain items from the Company’s consolidated statement of income as a percentage of net sales for each of the periods indicated.

	Percentage of Net Sales
	Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Net sales	100.0%	100.0%

Cost of sales	94.7	95.3

Gross profit	5.3	4.7

Selling, general and administrative expenses	4.3	3.8

Income from operations	1.0	0.9

Other expense (income), net	0.4	(1.0)

Income before income taxes and extraordinary item	0.6	1.9

Provision for income taxes	0.2	0.7

Income before extraordinary item	0.4	1.2

Extraordinary gain on repurchase of debentures, net of income taxes	—	0.0

Net income	0.4%	1.2%

Thirteen Weeks Ended March 31, 2001 Compared to Thirteen Weeks Ended April 1, 2000

      Consolidated net sales decreased 7.7% to $7.19 billion for the thirteen weeks ended March 31, 2001 (or “first quarter of 2001”) from $7.80 billion for the thirteen weeks ended April 1, 2000 (or “first quarter of 2000”). The decrease in worldwide net sales was primarily attributable to the decline in demand for technology products and services throughout the technology industry that initially surfaced in the fourth quarter of 2000 and is expected to continue in the near term.

      Net sales from U.S. operations decreased 14.6% to $3.92 billion in the first quarter of 2001 from $4.59 billion in the first quarter of 2000 primarily due to the downturn in demand for information technology products and services, consistent with the softening U.S. economy. This softness in U.S. sales has continued to date and may continue and/or worsen in the near term. Net sales from European operations grew approximately 8.0% in local currencies in the first quarter of 2001, but when converted to U.S. dollars, net sales increased by less than one percent to $2.05 billion in the first quarter of 2001 from $2.04 billion in the first quarter of 2000 as a result of weaker European currencies compared to the U.S. dollar. The sales growth in local currency reflects overall growth

Management’s Discussion and Analysis Continued

in European operations, but was tempered by the continued softness in demand for technology products and services which is expected to continue over the near term. For geographic regions outside the U.S. and Europe (“Other International”), net sales increased 5.2% to $1.22 billion in the first quarter of 2001 from $1.16 billion in the first quarter of 2000 primarily due to overall growth in the Company’s Latin American and Canadian operations. In addition to the overall growth in the Canadian operations, the increase in net sales was also due to stronger Canadian government purchases during the first quarter of 2001 compared to the first quarter of 2000.

      Gross profit as a percentage of net sales (“gross margin”) increased to 5.3% in the first quarter of 2001 from 4.7% in the first quarter of 2000. The improvement in the gross margin was primarily due to pricing policy changes implemented in the prior year to more appropriately reflect the value of services provided by the Company to its customers, complemented by improvements in vendor rebates and discounts. As the Company continues to seek profitable growth through its pricing policy changes made to date, and through future pricing policy changes, if any, it may continue to experience moderated sales growth in the near term. In addition, the softness in the U.S. and certain international economies, as well as increased competition, partially resulting from this economic slowdown, may hinder the Company’s ability to maintain and/or improve gross margins from the levels realized in recent quarters.

      Total selling, general and administrative (“SG&A”) expenses increased 6.1% to $313.7 million in the first quarter of 2001 from $295.7 million in the first quarter of 2000, reflecting an increase in expenses required to support the development and expansion of the Company’s business, especially in geographic regions outside the U.S. and Europe. Expenses related to expansion consisted of incremental personnel and support costs, lease expense related to new operating facilities, and the expenses associated with the development and maintenance of information systems. As a result of the sudden decline in revenues, SG&A expenses as a percentage of net sales increased to 4.3% in the first quarter of 2001 from 3.8% in the first quarter of 2000. However, SG&A expenses decreased $7.7 million from the fourth quarter of 2000, primarily as a result of the lower volume of business and continued cost control measures. The Company continues to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term; however, because of the decline in sales, SG&A expenses as a percentage of net revenues are expected to remain above 4.0% over the near term.

      Income from operations increased as a percentage of net sales to 1.0% in the first quarter of 2001 from 0.9% in the first quarter of 2000. The increase in income from operations was primarily due to the increase in gross profit as a percentage of net sales as described above. U.S. income from operations as a percentage of net sales increased to 1.2% in the first quarter of 2001 from 1.1% in the first quarter of 2000. European income from operations as a percentage of net sales increased to 1.2% in the first quarter of 2001 from 0.7% in the first quarter of 2000. For Other International, loss from operations as a percentage of net sales was 0.1% in the first quarter of 2001 compared to income from operations of 0.6% in the first quarter of 2000. The change from income from operations to loss from operations, as a percentage of net sales, for Other International was primarily related to the Asia Pacific operations, which experienced a loss from operations, as the Company continues to invest in infrastructure and refine its business processes in this developing market.

      Other expense (income) consisted primarily of interest, foreign currency exchange losses, gain on sale of available-for-sale securities and expenses associated with the Company’s accounts receivable facilities. For the first quarter of 2001, the Company recorded net other expense of $27.5 million, or 0.4% as a percentage of net sales, as compared to net other income of $81.4 million for the first quarter of 2000, or 1.0% as a percentage of net sales in 2000. In January 2000, the Company sold 148,600 shares or approximately 15% of its original holdings of Softbank Corp. common stock for a pre-tax gain of approximately $111.5 million, net of related costs. No such transaction occurred in the first quarter of 2001. Excluding the gain realized on sale of Softbank common stock, net other expense in the first quarter of 2001 decreased by $2.5 million or 8.4% compared to the first quarter of 2000. The decrease in net other expense was attributable to the decrease in interest expense, partially offset by an increase in the expenses related to increased capacity and utilization of the Company’s accounts receivable facilities. The decrease in interest expense is due to the decrease in the average borrowings outstanding during the first quarter of 2001 compared to the first quarter of 2000 and a decrease in interest rates for the same period.

Management’s Discussion and Analysis Continued

      The provision for income taxes, excluding extraordinary items, decreased 70.8% to $16.5 million in the first quarter of 2001 from $58.0 million in the first quarter of 2000, reflecting the 71.7% decrease in the Company’s income before income taxes. The Company’s effective tax rate remained relatively consistent at 38.5% in the first quarter of 2001 compared to 38.1% in the first quarter of 2000.

      In the first quarter of 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $46.6 million for approximately $43.2 million. The debenture repurchases resulted in extraordinary gain of $2.1 million (net of taxes of $1.3 million). There were no repurchases of debentures in the first quarter of 2001.

Quarterly Data; Seasonality

      The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company; changing competitive conditions including pricing; variation in the amount of provisions for excess and obsolete inventory, vendor sponsored programs, and doubtful accounts resulting from technological changes or other changes in the market or economy as whole; changes in the level of operating expenses to support seasonal changes in demand; the impact of acquisitions; the introduction by suppliers of new hardware and software products and services which may result in the obsolescence of existing products and/or affect the mix of product sold or overall demand; the loss or consolidation of a significant supplier or customer; product supply constraints; interest rate fluctuations; currency fluctuations; and general economic conditions. The Company’s narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations in the Company’s operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter and worldwide pre-holiday stocking in the retail channel during the September-to-November period.

Liquidity and Capital Resources

      Cash Flows

      The Company has financed its growth and cash needs largely through income from operations, borrowings, sales of accounts receivable through established account receivable facilities, trade and supplier credit, its initial public stock offering in November 1996, the issuance of its Zero Coupon Convertible Senior Debentures in June 1998, and the sale of Softbank common stock in December 1999 and January 2000.

      One of the Company’s continuing objectives is to improve the utilization of working capital and put assets to work through increasing inventory turns and steady management of vendor payables and customer receivables. In this regard, the Company reduced its overall debt level in the first quarter of 2001, thereby lowering its debt-to-capitalization ratio, including off-balance sheet debt, to 41.4% at March 31, 2001 compared to 43.7% and 42.0% at December 30, 2000 and April 1, 2000, respectively. Although the Company realized improvements in working capital management and debt reduction in the first quarter of 2001, and will continue to strive for further improvements for the foreseeable future, no assurance can be made that the Company will be able to maintain its current debt levels. The following is a detailed discussion of the Company’s cash flows for the first quarters of 2001 and 2000:

      Net cash used by operating activities was $8.1 million in the first quarter of 2001 compared to net cash provided by operating activities of $211.6 million in the first quarter of 2000. The change from net cash provided by operating activities to net cash used by operating activities was primarily attributable to a reduction in trade creditor financing of product inventory as compared to the first quarter of 2000 partially offset by reductions in accounts receivable.

      Net cash used by investing activities was $20.3 million in the first quarter of 2001 compared to net cash provided by investing activities of $74.6 million in the first quarter of 2000. The net cash used by investing activities in the first quarter of 2001 was primarily due to capital expenditures made during the first quarter of 2001. The cash provided by investing activities during the first quarter of 2000 primarily resulted from the sale of available-for-sale securities, which provided cash proceeds of approximately $119.2 million, partially offset by capital expenditures.

Management’s Discussion and Analysis Continued

      Net cash used by financing activities was $33.1 million in the first quarter of 2001 compared to $304.3 million in the first quarter of 2000. The net cash used by financing activities in the first quarter of 2001 was primarily due to the net repayments of $60.5 million under the revolving credit facilities partially offset by net borrowings under other debt facilities. Net cash used by financing activities in the first quarter of 2000 was primarily due to the repurchase of the convertible debentures, the net repayments under the revolving credit facilities and other debt facilities, primarily resulting from the use of the proceeds received from the sale of Softbank common stock, as well as to the continued focus on working capital management.

      Capital Resources

      The Company has three credit facilities with bank syndicates providing an aggregate availability of $1.65 billion. Under these credit facilities, the Company is required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The credit facilities also restrict the amount of dividends the Company can pay as well as the amount of common stock that the Company can repurchase annually. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in the Company’s business or financial condition. Two of these credit facilities, representing approximately $1.15 billion in credit availability, mature in October 2001 while the remaining credit facility matures in October 2002. At March 31, 2001 and December 30, 2000, the Company had $15.0 million and $75.5 million, respectively, in outstanding borrowings under these credit facilities. The Company continues to evaluate its long-range financing requirements, including alternatives to the credit facilities maturing in October 2001; however, the Company does not presently intend to refinance the full amount of these credit facilities.

      The Company and its foreign subsidiaries have additional lines of credit, commercial paper, and short-term overdraft facilities with various banks worldwide, which provide for borrowings aggregating approximately $753 million and $750 million at March 31, 2001 and December 30, 2000, respectively. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 31, 2001 and December 30, 2000, the Company had $275.7 million and $250.1 million outstanding under these facilities, respectively.

      The Company has an arrangement pursuant to which certain U.S. trade accounts receivable of the Company are transferred to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables without recourse. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program. In March 2000, the Company completed a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700 million in commercial paper. Sales of receivables under these programs result in a reduction of total accounts receivable on the Company’s consolidated balance sheet. At March 31, 2001 and December 30, 2000, the amount of medium-term certificates outstanding totaled $25.0 million and $50.0 million, respectively, and the amount of commercial paper outstanding under the new program totaled $575.0 million and $650.0 million, respectively.

      The Company also has certain other facilities relating to accounts receivable in Europe and Canada which provide up to approximately $245 million of additional financing capacity. Under these programs, the Company has sold approximately $221.1 million and $210.2 million of trade accounts receivable in the aggregate at March 31, 2001 and December 30, 2000, respectively, resulting in a further reduction of trade accounts receivable on the Company’s consolidated balance sheet.

      The aggregate amount of trade accounts receivable sold as of March 31, 2001 and December 30, 2000 totaled approximately $821.1 million and $910.2 million, respectively. Proceeds from these accounts receivable facilities are generally used to repay existing indebtedness. The Company believes that available funding under its accounts receivable facilities provides increased flexibility for the Company to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the outstanding medium-term certificates, the U.S. commercial paper program and the European and Canadian facilities.

Management’s Discussion and Analysis Continued

      On June 9, 1998, the Company sold $1.33 billion aggregate principal amount at maturity of its Zero Coupon Convertible Senior Debentures due 2018 in a private placement. The Company subsequently registered the resale of these debentures with the SEC and they are now generally saleable under Rule 144. Gross proceeds from the offering were $460.4 million. The debentures were sold at an issue price of $346.18 per $1,000 principal amount at maturity (representing a yield to maturity of 5.375% per annum), and are convertible into shares of the Company’s Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances.

      In the first quarter of 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $46.6 million. The amount paid for the repurchased debentures totaled $43.2 million, resulting in an extraordinary gain of $2.1 million (net of taxes of $1.3 million). There were no repurchases of debentures in the first quarter of 2001.

      At March 31, 2001, there were $223.0 million of Zero Coupon Convertible Debentures outstanding that were convertible into approximately 3.1 million shares of the Company’s Class A Common Stock. The debentures are redeemable at the option of the Company on or after June 9, 2003 at the issue price plus accrued original issue discount to the date of redemption. Each debenture is subject to repurchase at the option of the holder, as of June 9, 2001, June 9, 2003, June 9, 2008, and June 9, 2013, or if there is a Fundamental Change (as defined), at the issue price plus accrued original issue discount to the date of the redemption. In the event of a repurchase at the option of the holder (other than upon a Fundamental Change), the Company may, at its option, satisfy the redemption in cash or Class A Common Stock, or any combination thereof. In the case of any such repurchase as of June 9, 2001, the Company may elect, in lieu of the payment of cash or Class A Common Stock, to satisfy the redemption by the issuance of new Zero Coupon Convertible Senior Debentures due 2018. In connection with the June 9, 2001 purchase date, the Company has elected to repurchase for cash any debentures offered by holders. The Company expects to finance these repurchases, if any, through additional borrowings under its European credit facility.

      The Company believes that existing cash resources and cash provided by operating activities, supplemented as necessary with funds available under credit arrangements, will provide sufficient resources to meet its present and future working capital and cash requirements for at least the next 12 months.

Euro Conversion

      On January 1, 1999, a single currency called the euro was introduced in Europe. Twelve of the 15 member countries of the European Union adopted the euro as their common legal currency. Fixed conversion rates between these participating countries’ existing currencies (the “legacy currencies”) and the euro have been established. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country’s legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has implemented plans to address the issues raised by the euro currency conversion. These plans include, among others, the need to adapt computer information systems and business processes and equipment to accommodate euro-denominated transactions; the need to analyze the legal and contractual implications on contracts; and the ability of the Company’s customers and vendors to accommodate euro-denominated transactions on a timely basis. Since the implementation of the euro on January 1, 1999, the Company has experienced improved efficiencies in its cash management program in Europe as all intracompany transactions within participating countries are conducted in euros. In addition, the Company has reduced hedging activities in Europe for transactions conducted between euro participating countries. Since the Company’s information systems and processes generally accommodate multiple currencies, the Company anticipates that modifications to its information systems, equipment and processes will be made on a timely basis and does not expect any failures which would have a material adverse effect on the Company’s financial position or results of operations or that the costs of such modifications will have a material effect on the Company’s financial position or results of operations.

Management’s Discussion and Analysis Continued

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 was amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FAS No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB No. 133.” As amended, FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133, as amended, was effective for the Company starting in the first quarter of fiscal 2001. The adoption of FAS 133 did not have a material impact on the Company’s consolidated financial condition or results of operations.

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect the adoption of FAS 140 to have a material impact on its reported financial condition or results of operations.

Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

      The matters in this Form 10-Q that are forward-looking statements are based on current management expectations that involve certain risks, including without limitation: intense competition; continued pricing and margin pressures; failure to adjust costs in response to a sudden decrease in demand; the potential for continued restrictive vendor terms and conditions; the potential decline as well as seasonal variations in demand for the Company’s products and services; unavailability of adequate capital; management of growth; reliability of information systems; interest rate and foreign currency fluctuations; impact of government controls and political or economic instability of foreign operations; changes in local, regional, and global economic conditions and practices; dependency on key individuals; product supply shortages; the potential termination of a supply agreement with a major supplier; acquisitions; rapid product improvement and technological change, and resulting obsolescence risks; risk of credit loss; dependency on independent shipping companies; and the changes in terms of subsidized floor plan financing.

      The Company has instituted and continues to institute changes to its strategies, operations and processes to address these risk factors and to mitigate their impact on the Company’s results of operations and financial condition. However, no assurances can be given that the Company will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000; other risks or uncertainties may be detailed from time to time in the Company’s future SEC filings.

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

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

No.	Description
Not applicable

      b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on January 30, 2001 to report the adoption of trading plans complying with Rule 10b5-1 adopted by the SEC. The Company also filed a Current Report on Form 8-K on February 28, 2001 in connection with the issuance of its press release announcing financial results for the thirteen weeks and fifty-two weeks ended December 30, 2000.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ Michael J. Grainger

Name: Title:	Michael J. Grainger President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 15, 2001