Form 10-Q
period 2001-06-30
INGRAM MICRO INC
filed 2001-08-14
CIK 1018003

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The registrant had 77,311,887 shares of Class A Common Stock, par value $.01 per share, and 70,165,004 shares of Class B Common Stock, par value $.01 per share, outstanding at June 30, 2001.

INGRAM MICRO INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements	Pages

	Consolidated Balance Sheet at June 30, 2001 and December 30, 2000	3

	Consolidated Statement of Income for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000	4

	Consolidated Statement of Cash Flows for the twenty-six weeks ended June 30, 2001 and July 1, 2000	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Part II.	Other Information

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20-21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21-22

Signatures		22

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(Dollars in 000s, except per share data)

	June 30,	December 30,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash	$118,753	$150,560

Investment in available-for-sale securities	48,765	52,897

Accounts receivable:

Trade receivables	1,453,875	1,945,496

Retained interest in securitized receivables	819,207	407,176

Total accounts receivable (less allowances of $97,815 and $96,994)	2,273,082	2,352,672

Inventories	1,752,243	2,919,117

Other current assets	292,292	294,838

Total current assets	4,485,135	5,770,084

Property and equipment, net	336,138	350,829

Goodwill, net	412,765	430,853

Other	54,528	57,216

Total assets	$5,288,566	$6,608,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,483,302	$3,725,080

Accrued expenses	300,275	350,111

Current maturities of long-term debt	23,477	42,774

Total current liabilities	2,807,054	4,117,965

Convertible debentures	394	220,035

Other long-term debt	512,109	282,809

Deferred income taxes and other liabilities	96,580	113,781

Total liabilities	3,416,137	4,734,590

Stockholders’ equity:

Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—

Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 77,311,887 and 75,798,115 shares issued and outstanding	773	758

Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; 70,165,004 and 70,409,806 shares issued and outstanding	702	704

Additional paid-in capital	676,888	664,840

Retained earnings	1,235,619	1,221,208

Accumulated other comprehensive income (loss)	(41,117)	(11,936)

Unearned compensation	(436)	(1,182)

Total stockholders’ equity	1,872,429	1,874,392

Total liabilities and stockholders’ equity	$5,288,566	$6,608,982

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	$6,017,276	$7,295,059	$13,210,765	$15,091,409

Cost of sales	5,701,666	6,933,547	12,510,960	14,363,701

Gross profit	315,610	361,512	699,805	727,708

Expenses:

Selling, general and administrative	291,736	285,121	605,461	580,786

Reorganization costs	19,056	—	19,056	—

	310,792	285,121	624,517	580,786

Income from operations	4,818	76,391	75,288	146,922

Other expense (income):

Interest income	(991)	(1,511)	(3,430)	(2,878)

Interest expense	13,483	22,287	32,274	49,147

Gain on sale of available-for-sale securities	—	—	—	(111,458)

Net foreign currency exchange loss	714	816	1,682	1,134

Other	6,312	1,240	16,488	5,438

	19,518	22,832	47,014	(58,617)

Income (loss) before income taxes and extraordinary item	(14,700)	53,559	28,274	205,539

Provision for (benefit from) income taxes	(5,292)	20,503	11,253	78,479

Income (loss) before extraordinary item	(9,408)	33,056	17,021	127,060

Extraordinary gain (loss) on repurchase of debentures, net of ($1,634), $113, ($1,634) and $1,408 in income taxes	(2,610)	187	(2,610)	2,316

Net income (loss)	$(12,018)	$33,243	$14,411	$129,376

Basic earnings per share:

Income (loss) before extraordinary item	$(0.06)	$0.23	$0.12	$0.88

Extraordinary gain (loss) on repurchase of debentures	(0.02)	0.00	(0.02)	0.01

Net income (loss)	$(0.08)	$0.23	$0.10	$0.89

Diluted earnings per share:

Income (loss) before extraordinary item	$(0.06)	$0.22	$0.12	$0.86

Extraordinary gain (loss) on repurchase of debentures	(0.02)	0.00	(0.02)	0.01

Net income (loss)	$(0.08)	$0.22	$0.10	$0.87

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in 000s)
(Unaudited)

	Twenty-six Weeks Ended

	June 30,	July 1,
	2001	2000

Cash flows from operating activities:

Net income	$14,411	$129,376

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation	48,018	41,548

Amortization of goodwill	10,610	10,681

Deferred income taxes	(16,270)	59,684

Pretax gain from sale of available-for-sale securities	—	(111,458)

Loss (gain) on repurchase of debentures, net of tax	2,610	(2,316)

Noncash interest expense on debentures	5,400	11,136

Noncash compensation charge	746	1,959

Changes in operating assets and liabilities:

Changes in amounts sold under accounts receivable programs	(710,742)	(13,375)

Accounts receivable	750,980	247,867

Inventories	1,134,078	918,618

Other current assets	20,522	(27,016)

Accounts payable	(1,210,489)	(942,189)

Accrued expenses	(42,832)	(43,204)

Cash provided by operating activities	7,042	281,311

Cash flows from investing activities:

Purchase of property and equipment	(42,972)	(73,456)

Proceeds from sale of property and equipment	—	16,400

Net proceeds from sale of available-for-sale securities	—	119,228

Other	(1,659)	(3,948)

Cash provided (used) by investing activities	(44,631)	58,224

Cash flows from financing activities:

Exercise of stock options including tax benefits	10,505	7,537

Repurchase of convertible debentures	(224,977)	(62,662)

Proceeds from debt	54,944	24,577

Net borrowings (repayments) under revolving credit facilities	160,722	(280,074)

Cash provided (used) by financing activities	1,194	(310,622)

Effect of exchange rate changes on cash	4,588	(7,995)

Increase (decrease) in cash	(31,807)	20,918

Cash, beginning of period	150,560	128,152

Cash, end of period	$118,753	$149,070

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 1 — Organization and Basis of Presentation

     Ingram Micro Inc. (the “Company” or “Ingram Micro”) is primarily engaged, directly and through its wholly- and majority-owned subsidiaries, in distribution of information technology products and services worldwide. The Company conducts its operations in the United States, Europe, Canada, Latin America, and Asia Pacific.

     The consolidated financial statements include the accounts of Ingram Micro Inc. and its wholly- and majority-owned subsidiaries. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, its results of operations for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000 and its cash flows for the twenty-six weeks ended June 30, 2001 and July 1, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2000. The results of operations for the thirteen and twenty-six weeks ended June 30, 2001 may not be indicative of the results of operations that can be expected for the full year.

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

     The composition of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Income (loss) before extraordinary item	$(9,408)	$33,056	$17,021	$127,060

Weighted average shares	147,131,965	145,174,800	146,839,930	144,981,627

Basic earnings per share before extraordinary item	$(0.06)	$0.23	$0.12	$0.88

Weighted average shares including the dilutive effect of common stock equivalents (-0- and 4,525,925 for the 13 weeks ended June 30, 2001 and July 1, 2000, respectively, and 2,670,639 and 3,453,573 for the 26 weeks ended June 30, 2001 and July 1, 2000, respectively)	147,131,965	149,700,725	149,510,569	148,435,200

Diluted earnings per share before extraordinary item	$(0.06)	$0.22	$0.12	$0.86

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     At June 30, 2001 and July 1, 2000, there were $394 and $383,190, respectively, in Zero Coupon Convertible Senior Debentures outstanding that were convertible into approximately 5,000 and 5,454,000 shares of Class A Common Stock, respectively. For the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000, these potential shares were excluded from the computation of Diluted EPS because their effect would not be dilutive. Additionally, there were approximately 14,385,000 and 5,495,000 stock options for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively, and 6,016,000 and 8,643,000 stock options for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively, that were not included in the computation of Diluted EPS because their effect would be antidilutive.

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

     The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at January 1, 2000	$(28,651)	$356,936	$328,285

Change in foreign currency translation adjustment	(9,483)	—	(9,483)

Unrealized holding loss arising during the quarter	—	(34,007)	(34,007)

Realized gain included in net income	—	(69,327)	(69,327)

Balance at April 1, 2000	(38,134)	253,602	215,468

Change in foreign currency translation adjustment	(2,791)	—	(2,791)

Unrealized holding loss arising during the quarter	—	(145,622)	(145,622)

Balance at July 1, 2000	$(40,925)	$107,980	$67,055

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at December 30, 2000	$(28,901)	$16,965	$(11,936)

Change in foreign currency translation adjustment	(17,824)	—	(17,824)

Unrealized holding gain arising during the quarter	—	1,463	1,463

Balance at March 31, 2001	(46,725)	18,428	(28,297)

Change in foreign currency translation adjustment	(8,833)	—	(8,833)

Unrealized holding loss arising during the quarter	—	(3,987)	(3,987)

Balance at June 30, 2001	$(55,558)	$14,441	$(41,117)

     Total comprehensive income (loss) for the thirteen weeks ended June 30, 2001 and July 1, 2000 was ($24,838) and ($115,170), respectively. Total comprehensive income (loss) for the twenty-six weeks ended June 30, 2001 and July 1, 2000 was ($14,770) and ($131,854), respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 4 — Extraordinary Item

     In June 2001, at the option of the holders, the Company repurchased more than 99% of its outstanding Zero Coupon Convertible Senior Debentures with a total carrying value of $220,733 for $224,977 in cash, resulting in an extraordinary loss of $2,610 (net of tax benefits of $1,634). In the thirteen and twenty-six weeks ended July 1, 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $19,743 and $66,386, respectively, for cash payments of $19,443 and $62,662 in the respective periods. These repurchases resulted in extraordinary gains of $187 and $2,316 (net of taxes of $113 and $1,408, respectively) for the thirteen and twenty-six weeks ended July 1, 2000, respectively.

Note 5 — Accounts Receivable

     The Company has an arrangement pursuant to which most of its U.S. trade accounts receivable are transferred without recourse to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables. The trust has issued fixed-rate medium-term certificates to investors and has the ability to issue variable rate certificates to support a commercial paper program. In March 2000, the Company established a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700,000 in commercial paper. Sales of receivables under these programs result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. Retained interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At June 30, 2001 and December 30, 2000, the amount of medium-term certificates outstanding totaled $25,000 and $50,000, respectively, and the amount of commercial paper outstanding totaled $56,000 and $650,000, respectively.

     The Company also has certain other facilities relating to accounts receivable in Europe and Canada which provide up to approximately $247,000 of additional financing capacity. Under these programs, the Company has sold $118,446 and $210,188 of trade accounts receivable in the aggregate at June 30, 2001 and December 30, 2000, respectively, resulting in a further reduction of total accounts receivable in the Company’s consolidated balance sheet.

     The aggregate amount of accounts receivable sold as of June 30, 2001 and December 30, 2000 totaled approximately $199,446 and $910,188, respectively. Proceeds from these accounts receivable facilities are generally used to reduce existing indebtedness.

     Expenses in the amount of $3,979 and $2,227 for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively, and $12,081 and $4,258 for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively, related to the sale of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     Financial information by geographic segment is as follows:

	As of And For the		As of And For the
	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales:

United States

Sales to unaffiliated customers	$3,393,282	$4,462,313	$7,313,023	$9,050,608

Transfers between geographic areas	41,574	43,298	87,264	85,186

Europe	1,573,669	1,707,935	3,623,082	3,752,467

Other international	1,050,325	1,124,811	2,274,660	2,288,334

Eliminations	(41,574)	(43,298)	(87,264)	(85,186)

Total	$6,017,276	$7,295,059	$13,210,765	$15,091,409

Income (loss) from operations:

United States	$4,318	$63,169	$51,677	$112,619

Europe	781	6,511	24,576	21,032

Other international	(281)	6,711	(965)	13,271

Total	$4,818	$76,391	$75,288	$146,922

Identifiable assets:

United States	$3,236,429	$4,460,151	$3,236,429	$4,460,151

Europe	1,095,908	1,327,942	1,095,908	1,327,942

Other international	956,229	948,332	956,229	948,332

Total	$5,288,566	$6,736,425	$5,288,566	$6,736,425

Capital expenditures:

United States	$14,009	$20,627	$32,661	$45,376

Europe	3,733	13,546	5,808	20,445

Other international	2,424	3,072	4,503	7,635

Total	$20,166	$37,245	$42,972	$73,456

Depreciation and amortization:

United States	$19,008	$15,653	$37,181	$30,879

Europe	5,328	5,496	10,857	11,242

Other international	5,281	5,109	10,590	10,108

Total	$29,617	$26,258	$58,628	$52,229

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 7 — Reorganization Costs

     For the thirteen weeks ended June 30, 2001, the Company initiated a reorganization plan primarily in the U.S. and, to a limited extent, in Europe and Other International to streamline operations and reorganize resources to increase flexibility, improve service and maximize cost savings and operational efficiencies. This reorganization plan includes restructuring of several functions, consolidation of facilities, and reductions of headcount.

     In connection with this reorganization plan, the Company recorded a charge of $19,056 for the thirteen weeks ended June 30, 2001. The reorganization charge included $10,024 in employee termination benefits for approximately 1,600 employees; $8,605 for closing, downsizing and consolidating certain distribution and returns processing centers, consisting primarily of excess lease costs net of estimated sublease income and the write-off of related fixed assets; and $427 of other costs associated with the reorganization. The Company anticipates that these initiatives will be substantially completed by the end of 2001.

     At June 30, 2001, the outstanding liability under this reorganization plan was approximately $11,520. The reorganization charges and related activities for the twenty-six weeks ended June 30, 2001 are summarized as follows:

		Amounts paid
		and charged		Remaining
	Reorganization	against the		liability at
	charge in 2001	liability	Adjustments	June 30, 2001

Employee termination benefits	$10,024	$2,116	$—	$7,908

Facility costs	8,605	4,993	—	3,612

Other costs	427	427	—	—

Total	$19,056	$7,536	$—	$11,520

Note 8 — Stockholders’ Equity

     On June 1, 2001, the stockholders of Ingram Micro approved an increase in the Company’s authorized number of shares of preferred stock and Class A common stock from 1,000,000 and 265,000,000, respectively, to 25,000,000 and 500,000,000, respectively.

Note 9 — New Accounting Standards

     The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB No. 133” on December 31, 2000. As amended, FAS 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. For derivatives designated as hedges, changes in the fair value of these derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. Changes in the fair value of derivatives that are not designated as hedges are recorded in current earnings. The Company currently has no derivatives that are accounted for as hedges. The adoption of FAS 133 did not have a material impact on the Company’s reported consolidated financial condition or results of operations.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of FAS 140 did not have a material impact on the Company’s reported consolidated financial condition or results of operations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 primarily addresses financial accounting and reporting for goodwill and other intangible assets. The provisions of FAS 142 are required to be applied to all goodwill and other intangible assets recognized in the Company’s consolidated financial statements at the beginning of fiscal 2002. The Company is currently assessing the impact that the adoption of these statements will have on its reported consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In evaluating our business, readers should carefully consider the important factors discussed in Exhibit 99.01 to this Quarterly Report on Form 10-Q. Also see discussion of “Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” below.

Results of Operations

     The following table sets forth our net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

	Thirteen Weeks Ended				Twenty-six Weeks Ended

	June 30,		July 1,		June 30,		July 1,
	2001		2000		2001		2000

	(dollars in millions)
Net sales by geographic region:

United States	$3,393	56.4%	$4,462	61.2%	$7,313	55.4%	$9,051	60.0%

Europe	1,574	26.2	1,708	23.4	3,623	27.4	3,752	24.9

Other international	1,050	17.4	1,125	15.4	2,275	17.2	2,288	15.1

Total	$6,017	100.0%	$7,295	100.0%	$13,211	100.0%	$15,091	100.0%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	94.8	95.0	94.7	95.2

Gross profit	5.2	5.0	5.3	4.8

Expenses:

SG&A expenses	4.8	3.9	4.6	3.8

Reorganization costs	0.3	—	0.1	—

Income from operations	0.1	1.1	0.6	1.0

Other expense (income), net	0.3	0.3	0.4	(0.4)

Income (loss) before income taxes and extraordinary item	(0.2)	0.8	0.2	1.4

Provision for (benefit from) income taxes	(0.0)	0.3	0.1	0.5

Income (loss) before extraordinary item	(0.2)	0.5	0.1	0.9

Extraordinary gain (loss) on repurchase of debentures, net of income taxes	(0.0)	0.0	(0.0)	0.0

Net income (loss)	(0.2)%	0.5%	0.1%	0.9%

Thirteen Weeks Ended June 30, 2001 Compared to Thirteen Weeks Ended July 1, 2000

     Our consolidated net sales decreased 17.5% to $6.02 billion for the thirteen weeks ended June 30, 2001, or second quarter of 2001, from $7.30 billion for the thirteen weeks ended July 1, 2000, or second quarter of 2000. The decrease in worldwide net sales was primarily attributable to the decline in demand for technology products and services throughout the technology industry. This decline in demand initially surfaced in the U.S. in the fourth quarter of 2000 and moved to Canada and certain countries in Europe and Asia in the second quarter of 2001. This sluggish demand for technology products and services may continue and/or worsen over the near term.

Management’s Discussion and Analysis Continued

     Net sales from our U.S. operations decreased 24.0% to $3.39 billion in the second quarter of 2001 from $4.46 billion in the second quarter of 2000 primarily due to the continued sluggish demand for information technology products and services, consistent with the continued softening of the U.S. economy. Net sales from our European operations remained relatively flat in local currencies, but when converted to U.S. dollars, net sales decreased by 7.9% to $1.57 billion in the second quarter of 2001 from $1.71 billion in the second quarter of 2000 reflecting softening demand for technology products and services in several countries in Europe and weaker European currencies as compared to the U.S. dollar. For our geographic regions outside the U.S. and Europe, or our Other International operations, net sales decreased 6.6% to $1.05 billion in the second quarter of 2001 from $1.12 billion in the second quarter of 2000 primarily due to the softness in demand for technology products and services now being experienced by our Canadian and Asia Pacific operations. Our Latin American operations, however, experienced sales growth in the second quarter of 2001 as compared to the prior year primarily due to the continued growth of our customer base in the region.

     Gross profit as a percentage of net sales, or gross margin, increased to 5.2% in the second quarter of 2001 from 5.0% in the second quarter of 2000. The improvement in our gross margin was primarily due to our pricing policy changes implemented in the prior year to more appropriately reflect the value of services provided by us to our customers, complemented by improvements in vendor rebates and discounts. As we continue to seek profitable growth through our pricing policy changes made to date, and through future pricing policy changes, if any, we may continue to experience moderated or negative sales growth in the near term. In addition, the softness in the U.S. and certain international economies, as well as increased competition, partially resulting from this economic slowdown, may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total selling, general and administrative, or SG&A, expenses, increased 2.3% to $291.7 million in the second quarter of 2001 from $285.1 million in the second quarter of 2000, reflecting an increase in expenses required to support the development and expansion of our business primarily in the latter half of 2000. Expenses related to our expansion consisted of incremental personnel and support costs, lease expense related to new operating facilities, and the expenses associated with the development and maintenance of information systems. As a result of the recent significant decline in our revenues, SG&A expenses as a percentage of net sales increased to 4.8% in the second quarter of 2001 from 3.9% in the same period last year. However, our SG&A expenses decreased by approximately $30.0 million from the fourth quarter of 2000, primarily as a result of the continued cost control measures, our reorganization efforts discussed below, and the lower volume of business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term; however, because of the decline in our sales, SG&A expenses as a percentage of net revenues are expected to remain above 4.0% over the near term.

     In the second quarter of 2001, we initiated a reorganization plan primarily in the U.S. and, to a limited extent, in Europe and Other International to streamline operations and reorganize resources to increase flexibility, improve service and maximize cost savings and operational efficiencies. This reorganization plan includes restructuring of several functions, consolidation of facilities, and reductions of headcount. In connection with the plan, we recorded a charge of $19.1 million in the second quarter of 2001 which included $10.1 million in employee termination benefits for approximately 1,600 employees; $8.6 million for closing, downsizing and consolidating certain distribution and returns processing centers, consisting primarily of excess lease costs, net of estimated sublease income and the write-off of related fixed assets; and $0.4 million of other costs associated with the reorganization. We anticipate that these initiatives will be substantially completed by the end of 2001 and that we will save approximately $30 million to $40 million annually after these initiatives are completed. The development of additional initiatives, if any, which may include some or all of our regional operations, may result in further savings, as well as additional reorganization costs.

     Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 0.4% in the second quarter of 2001 from 1.1% in the second quarter of 2000. The decrease in our income from operations, excluding reorganization costs, as a percentage of net sales was primarily due to the increase in SG&A expenses as a percentage of net sales, partially offset by our improvement in gross margin, both of which are discussed above. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.7% in the second quarter of 2001 from 1.4% in the second quarter of 2000. European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.1% in the second quarter of 2001 from 0.4% in the second quarter of 2000. For Other International, loss from operations, excluding reorganization costs, as a percentage of net sales was less than 0.1% in the second quarter of 2001 compared to income from operations of 0.6% in the second quarter of 2000. The change from income from operations to a loss from operations for our Other International operations was primarily related to our Asia Pacific operations, which experienced a loss from operations as we continue to invest in infrastructure and refine our business processes in this developing market. Income from operations, including

Management’s Discussion and Analysis Continued

reorganization costs, as a percentage of net sales decreased to 0.1% in the second quarter of 2001 from 1.1% in the second quarter of 2000.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses and expenses associated with our accounts receivable facilities. Net other expense remained constant at 0.3% as a percentage of net sales for the second quarter of 2001 and 2000 but decreased to $19.5 million in 2001 from $22.8 million in 2000. The decrease in net other expense was attributable to lower interest rates and lower average borrowings, including off-balance sheet debt resulting from utilization of our accounts receivable facilities, during the second quarter of 2001 as compared to the second quarter of 2000. The decrease in our average borrowings outstanding as compared to the prior period primarily reflects our continued focus on managing working capital as well as the overall lower volume of business.

     The benefit from income taxes, excluding extraordinary items, totaled $5.3 million in the second quarter of 2001 compared to a provision for income taxes of $20.5 million in the second quarter of 2000 primarily reflecting the change from income before income taxes in the second quarter of 2000 to a loss in 2001. Our effective tax rate was 36.0% in the second quarter of 2001 compared to 38.3% in the second quarter of 2000. The change in our effective tax rate is primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

     In June 2001, at the option of the holders, we repurchased more than 99% of our outstanding Zero Coupon Convertible Senior Debentures with a total carrying value of $220.7 million for $225.0 million in cash, resulting in an extraordinary loss of $2.6 million, net of tax benefits of $1.6 million. In the second quarter of 2000, we repurchased debentures with a carrying value of $19.7 million for $19.4 million in cash, resulting in an extraordinary gain of $0.2 million, net of taxes of $0.1 million.

Twenty-six Weeks Ended June 30, 2001 Compared to Twenty-six Weeks Ended July 1, 2000

     Our consolidated net sales decreased 12.5% to $13.21 billion for the twenty-six weeks ended June 30, 2001, or first six months of 2001, from $15.09 billion for the twenty-six weeks ended July 1, 2000, or the first six months of 2000. The decrease in worldwide net sales was primarily attributable to the same factors summarized in our discussion of net sales for the second quarters of 2001 and 2000.

     Net sales from our U.S. operations decreased 19.2% to $7.31 billion in the first six months of 2001 from $9.05 billion in the first six months of 2000. Net sales from our European operations grew 3.7% in local currencies, but when converted to U.S. dollars, net sales decreased by 3.5% to $3.62 billion in the first six months of 2001 from $3.75 billion in the first six months of 2000. The decrease in our U.S. and European net sales was primarily attributable to the same factors summarized in our discussion of net sales for the second quarters of 2001 and 2000. For our Other International operations, net sales decreased 0.6% to $2.28 billion in the first six months of 2001 from $2.29 billion in the first six months of 2000 primarily due to the softening in demand for technology products and services experienced by our Canadian and Asia Pacific operations in the second quarter of 2001. Our Latin American operations, however, experienced sales growth due to the continued growth of our customer base in the region.

     Gross margin increased to 5.3% in the first six months of 2001 from 4.8% in the first six months of 2000. The improvement in our gross margin was primarily attributable to the same factors summarized in our discussion of gross margin for the second quarters of 2001 and 2000.

     Total SG&A expenses increased 4.2% to $605.5 million in the first six months of 2001 from $580.8 million in the first six months of 2000. As a result of the continued decline in our revenues as discussed above, SG&A expenses as a percentage of net sales increased to 4.6% in the first six months of 2001 from 3.8% in the first six months of 2000. The increase in SG&A expenses was primarily attributable to the same factors summarized in our discussion of SG&A for the second quarters of 2001 and 2000. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term; however, because of the decline in our sales, SG&A expenses as a percentage of net revenues are expected to remain above 4.0% over the near term.

Management’s Discussion and Analysis Continued

     In the second quarter of 2001, we initiated a reorganization plan primarily in the U.S. and, to a limited extent, in Europe and Other International to streamline operations and reorganize resources to increase flexibility, improve service and maximize cost savings and operational efficiencies. This reorganization plan includes restructuring of several functions, consolidation of facilities, and reductions of headcount. In connection with this plan, we recorded a charge of $19.1 million in the second quarter of 2001 which included $10.1 million in employee termination benefits for approximately 1,600 employees; $8.6 million for closing, downsizing and consolidating certain distribution and returns processing centers, consisting primarily of excess lease costs, net of estimated sublease income and the write-off of related fixed assets; and $0.4 million of other costs associated with the reorganization. We anticipate that these initiatives will be substantially completed by the end of 2001 and that we will save approximately $30 million to $40 million annually after these initiatives are completed. The development of additional initiatives, if any, which may include some or all of our regional operations, may result in further savings, as well as additional reorganization costs.

     Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 0.7% in the first six months of 2001 from 1.0% in the first six months of 2000. The decrease in our income from operations, excluding reorganization costs, was primarily attributable to the same factors summarized in our discussion of income from operations, excluding reorganization costs, for the second quarters of 2001 and 2000. U.S. income from operations, excluding reorganization costs, as a percentage of net sales decreased to 1.0% in the first six months of 2001 from 1.2% in the first six months of 2000. European income from operations, excluding reorganization costs, as a percentage of net sales increased to 0.7% in the first six months of 2001 from 0.6% in the first six months of 2000. For Other International operations, loss from operations as a percentage of net sales was less than 0.1% in the first six months of 2001 compared to income from operations of 0.6% in the first six months of 2000. The change from income from operations to loss from operations for our Other International operations was primarily attributable to the same factors summarized in our discussion of income from operations for the second quarters of 2001 and 2000. Income from operations, including reorganization costs, as a percentage of net sales decreased to 0.6% in the first six months of 2001 from 1.0% in the first six months of 2000.

     Other expense (income) consisted primarily of interest expense, foreign currency exchange losses, gain on sale of available-for-sale securities and expenses associated with our accounts receivable facilities. For the first six months of 2001, we recorded net other expense of $47.0 million, or 0.4% as a percentage of net sales, as compared to net other income of $58.6 million for the first six months of 2000, or 0.4% as a percentage of net sales in 2000. The income in the first six months of 2000 primarily resulted from our sale of approximately 15% of our original holdings of SOFTBANK Corp., or Softbank, common stock for a pre-tax gain of approximately $111.5 million, net of related costs. No such transaction occurred for the first six months of 2001. Excluding the gain realized on sale of Softbank common stock, our net other expense in the first six months of 2001 decreased by $5.8 million or 11.0% compared to the first six months of 2000. The decrease was primarily attributable to the same factors summarized in our discussion of other expense (income) for the second quarters of 2001 and 2000.

     The provision for income taxes decreased 85.7% to $11.3 million in the first six months of 2001 from $78.5 million in the first six months of 2000, reflecting the 86.2% decrease in our income before income taxes. Our effective tax rate was 39.8% in the first six months of 2001 compared to 38.2% in the first six months of 2000. The change in our effective tax rate is primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

     In the first six months of 2001 and 2000, we repurchased Zero Coupon Convertible Senior Debentures with carrying values of $220.7 million and $66.4 million, respectively, for $225.0 million and $62.7 million in cash, respectively. These repurchases resulted in an extraordinary loss of $2.6 million, net of tax benefits of $1.6 million, for the first six months of 2001 and extraordinary gains of $2.3 million, net of taxes of $1.4 million, for the first six months of 2000.

Management’s Discussion and Analysis Continued

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services, such as occurs during the fourth quarter due to holiday shopping;

•	competitive conditions in our industry, which may impact the prices charged by suppliers and the prices we charge resellers;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the introduction by us or our competitors of new products and services offering improved features and functionality;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs, and may influence the willingness of customers and end-users to purchase products and services;

•	currency fluctuations in countries in which we operate; and

•	general economic conditions.

     Our narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations in our operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter, and worldwide pre-holiday stocking in the retail channel during the September-to-November period.

Liquidity and Capital Resources

     Cash Flows

     We have financed our growth and cash needs largely through income from operations, borrowings, sales of accounts receivable through established account receivable facilities, trade and supplier credit, our initial public stock offering in November 1996, the issuance of our Zero Coupon Convertible Senior Debentures in June 1998, and the sale of Softbank common stock in December 1999 and January 2000.

     One of our continuing objectives is to improve the utilization of working capital and put assets to work through increasing our inventory turns and steady management of our vendor payables and customer receivables. In this regard, we reduced our overall debt level in the second quarter of 2001, thereby lowering our debt-to-capitalization ratio, including off-balance sheet debt, to 28.2% at June 30, 2001 compared to 43.7% and 41.0% at December 30, 2000 and July 1, 2000, respectively. Although we have realized significant improvements in working capital management and debt reduction and we continue to strive for further improvements, no assurance can be made that we will be able to maintain our current debt levels. The following is a detailed discussion of our cash flows for the first six months of 2001 and 2000:

     Net cash provided by operating activities was $7.0 million in the first six months of 2001 compared to $281.3 million in the first six months of 2000. The decrease in cash provided by our operating activities was primarily attributable to the decrease in net income and a greater reduction in the amounts sold under our accounts receivable programs, partially offset by a greater decrease in other working capital items primarily resulting from our continued focus on managing working capital and the overall lower volume of business.

     Net cash used by investing activities was $44.6 million in the first six months of 2001 compared to net cash provided by investing activities of $58.2 million in the first six months of 2000. The net cash used by investing activities in the first six months of 2001 was primarily due to capital expenditures made during the period. The net cash provided by investing activities during the first six months of 2000 primarily resulted from the sale of available-for-sale securities, which provided cash proceeds of approximately $119.2 million, partially offset by capital expenditures during

Management’s Discussion and Analysis Continued

the period.

     Net cash provided by financing activities was $1.2 million in the first six months of 2001 compared to net cash used by financing activities of $310.6 million in the first six months of 2000. Net cash provided by financing activities in the first six months of 2001 primarily resulted from net borrowings under our revolving credit and other debt facilities offset by the repurchase of convertible debentures for $225.0 million in the second quarter of 2001. Net cash used by financing activities in the first six months of 2000 was primarily due to the repurchase of convertible debentures of $62.7 million and net repayments under the revolving credit facilities of $280.1 million, primarily using the proceeds received from the sale of Softbank common stock, as well as from the continued focus on working capital management.

     Capital Resources

     We have three revolving senior credit facilities with bank syndicates providing an aggregate credit availability of $1.65 billion. Under these senior credit facilities, we are required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The senior credit facilities also restrict the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in our business or financial condition. Two of these senior credit facilities, representing $1.15 billion in credit availability, mature in October 2001 while the remaining senior credit facility matures in October 2002. At June 30, 2001 and December 30, 2000, we had $236.2 million and $75.5 million, respectively, in outstanding borrowings under these credit facilities. We continue to evaluate our long-range financing requirements including other alternatives to the senior credit facilities maturing in October 2001; however, we do not presently intend to refinance the full amount of these credit facilities. On August 10, 2001, we received commitments to purchase $200 million of Senior Subordinated Notes due 2008 from qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We anticipate that this offering will close on or about August 16, 2001 and we intend to use the net proceeds of this offering primarily to reduce borrowings under our revolving senior credit facilities.

     We and our foreign subsidiaries have additional lines of credit, commercial paper, short-term overdraft facilities and other senior credit facilities with various financial institutions worldwide, which provide for borrowings aggregating approximately $690 million and $750 million at June 30, 2001 and December 30, 2000, respectively. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 30, 2001 and December 30, 2000, we had $299.4 million and $250.1 million outstanding under these facilities, respectively.

     We have an arrangement pursuant to which most of our U.S. trade accounts receivable are transferred without recourse to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program. In March 2000, we established a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700 million in commercial paper. Sales of receivables under these programs result in a reduction of total accounts receivable in our consolidated balance sheet. At June 30, 2001 and December 30, 2000, the amount of medium-term certificates outstanding totaled $25.0 million and $50.0 million, respectively, and the amount of commercial paper outstanding under the new program totaled $56.0 million and $650.0 million, respectively.

     We also have certain other facilities relating to accounts receivable in Europe and Canada which provide up to approximately $247 million of additional financing capacity. Under these programs, we have sold approximately $118.4 million and $210.2 million of trade accounts receivable in the aggregate at June 30, 2001 and December 30, 2000, respectively, resulting in a further reduction of trade accounts receivable in our consolidated balance sheet.

     The aggregate amount of trade accounts receivable sold as of June 30, 2001 and December 30, 2000 totaled approximately $199.4 million and $910.2 million, respectively. Proceeds from these accounts receivable facilities are generally used to reduce existing indebtedness. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S., European and Canadian accounts receivable financing programs.

Management’s Discussion and Analysis Continued

     On June 9, 1998, we sold $1.33 billion aggregate principal amount at maturity of our Zero Coupon Convertible Senior Debentures due 2018 in a private placement. The debentures are convertible into shares of our Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances and were sold with a yield to maturity of 5.375%. In June 2001, at the option of the holders, we repurchased more than 99% of our outstanding Zero Coupon Convertible Senior Debentures with a total carrying value of $220.8 million for $225.0 million in cash, resulting in an extraordinary loss of $2.6 million, net of tax benefits of $1.6 million. In the first six months of 2000, we repurchased debentures with carrying values of $66.4 million for $62.7 million in cash, resulting in an extraordinary gain of $2.3 million, net of taxes of $1.4 million. At June 30, 2001, our remaining debentures had an outstanding balance of $0.4 million and were convertible into approximately 5,000 shares of our Class A Common Stock.

     Proceeds from our stock option exercises provide us an additional source of cash. For the first six months of 2001 and 2000, cash proceeds from the exercise of stock options, including the applicable tax benefits, totaled $10.5 million and $7.5 million, respectively.

     We believe that existing cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

     Capital Expenditures

     We presently expect to spend approximately $110 million in fiscal 2001 for capital expenditures.

Euro Conversion

     On January 1, 1999, a single currency called the euro was introduced in Europe. Twelve of the 15 member countries of the European Union adopted the euro as their common legal currency. Fixed conversion rates between these participating countries’ existing currencies (the “legacy currencies”) and the euro were established. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than September 30, 2002). During this transition period, parties may settle transactions using either the euro or a participating country’s legacy currency. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. We have implemented plans to address the issues raised by the euro currency conversion. These plans include, among others, the need to adapt computer information systems and business processes and equipment to accommodate euro-denominated transactions; the need to analyze the legal and contractual implications on contracts; and the ability of our customers and vendors to accommodate euro-denominated transactions on a timely basis. Since the implementation of the euro on January 1, 1999, we have experienced improved efficiencies in our cash management program in Europe as all intracompany transactions within participating countries are conducted in euros. In addition, we have reduced hedging activities in Europe for transactions conducted between euro participating countries. Since our information systems and processes generally accommodate multiple currencies, we anticipate that modifications to our information systems, equipment and processes will be made on a timely basis and do not expect any failures which would have a material adverse effect on our financial position or results of operations or that the costs of such modifications will have a material effect on our financial position or results of operations.

New Accounting Standards

     The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB No. 133” on December 31, 2000. As amended, FAS 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. For derivatives designated as hedges, changes in the fair value of these

Management’s Discussion and Analysis Continued

derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. Changes in the fair value of derivatives that are not designated as hedges are recorded in current earnings. The Company currently has no derivatives that are accounted for as hedges. The adoption of FAS 133 did not have a material impact on the Company’s reported consolidated financial condition or results of operations.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of FAS 140 did not have a material impact on the Company’s reported consolidated financial condition or results of operation.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 142 primarily addresses financial accounting and reporting for goodwill and other intangible assets. The provisions of FAS 142 are required to be applied to all goodwill and other intangible assets recognized in the Company’s consolidated financial statements at the beginning of fiscal 2002. The Company is currently assessing the impact that the adoption of these statements will have on its reported consolidated financial position and results of operations.

Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements are based on expectations that involve certain risks, including without limitation: intense competition; continued pricing and margin pressures; failure to adjust costs in response to a sudden decrease in demand; the continuation or worsening of current poor economic conditions; the potential decline in, as well as seasonal variations in demand for, our products and services, unavailability of adequate capital; management of growth; the potential for declines in inventory values, including as a result of rapid product improvement and technological change and resulting obsolescence risks, and continued restrictive vendor terms and conditions; failure of information systems; interest rate and foreign currency fluctuations; impact of governmental controls and political or economic instability on foreign operations; changes in local, regional, and global economic conditions and practices; dependence on key individuals; product supply shortages; the potential termination of a supply agreement with a major supplier; acquisitions; exposure to reseller credit risk; dependence on independent shipping companies; and changes in terms of subsidized floor plan financing.

     We have instituted and continue to institute changes to our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 filed with this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001; other risks or uncertainties may be detailed from time to time in our future SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II. Other Information

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of the Shareowners was held on June 1, 2001.

b)	One matter submitted for a vote at the Annual Meeting was the election of eight directors (constituting the entire Board of Directors). The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each such individual elected to the Board of Directors for staggered terms of one, two or three years set to expire at the annual meeting of shareowners in the year indicated below.

Nominee		Number of Votes

Kent B. Foster (term expiring in 2002)	For Withheld/Against Abstentions Broker Non-Votes	737,445,599 7,368,300 0 0

Martha R. Ingram (term expiring in 2002)	For Withheld/Against Abstentions Broker Non-Votes	737,473,568 7,340,331 0 0

John R. Ingram (term expiring in 2003)	For Withheld/Against Abstentions Broker Non-Votes	742,679,938 2,133,961 0 0

Dale R. Laurance (term expiring in 2003)	For Withheld/Against Abstentions Broker Non-Votes	742,794,858 2,019,041 0 0

Gerhard Schulmeyer (term expiring in 2003)	For Withheld/Against Abstentions Broker Non-Votes	732,403,448 13,410,451 0 0

Orrin H. Ingram (term expiring in 2004)	For Withheld/Against Abstentions Broker Non-Votes	738,110,100 6,703,799 0 0

Nominee		Number of Votes

Michael T. Smith (term expiring in 2004)	For Withheld/Against Abstentions Broker Non-Votes	743,797,292 2,016,607 0 0

Joe B. Wyatt (term expiring in 2004)	For Withheld/Against Abstentions Broker Non-Votes	742,678,639 2,135,260 0 0

Also, at the 2001 Annual Meeting of Shareowners, our shareowners approved amendments to Ingram Micro’s Certificate of Incorporation to provide for (1) a classified Board of Directors and (2) a supermajority vote requirement to amend provisions relating to such classified Board of Directors. The following table lists the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Item		Number of Votes

Amendments to Certificate of Incorporation to provide for (1) a classified Board and (2) a supermajority vote requirement to amend such provisions	For Withheld/Against Abstentions Broker Non-Votes	701,472,971 30,860,937 101,270 12,378,721

In addition, at the 2001 Annual Meeting of Shareowners, our shareowners approved an amendment to Ingram Micro’s Certificate of Incorporation to increase the number of authorized shares of Class A common stock to 500 million and the number of authorized shares of preferred stock to 25 million. The following table lists the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Item		Number of Votes

Amendment to Certificate of Incorporation to increase the number of authorized shares of Class A common stock and preferred stock	For Withheld/Against Abstentions Broker Non-Votes	702,125,671 30,042,115 80,392 12,565,721

Item 5. Other Information

     On July 23, 2001, Thomas A. Madden joined Ingram Micro as executive vice president and chief financial officer.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

No.	Description

10.01	2001 Executive Retention Plan.

10.02	2001 Executive Retention Plan Agreement with Guy Abramo.

10.03	2001 Executive Retention Plan Agreement with Kevin M. Murai.

10.04	2001 Executive Retention Plan Agreement with Gregory M.E. Spierkel.

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 1, 2001 in connection with the issuance of its press release announcing financial results for the thirteen weeks ended March 31, 2001. The Company also filed a Current Report on Form 8-K on June 13, 2001 in connection with its press release announcing an adjustment to the Company’s financial outlook for the second quarter of 2001.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ Michael J. Grainger

Name: Title:	Michael J. Grainger President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer prior to July 23, 2001)

By:	/s/ Thomas A. Madden

Name: Title:	Thomas A. Madden Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer since July 23, 2001)

August 14, 2001

EXHIBIT INDEX

No.	Description

10.01	2001 Executive Retention Plan.

10.02	2001 Executive Retention Plan Agreement with Guy Abramo.

10.03	2001 Executive Retention Plan Agreement with Kevin M. Murai.

10.04	2001 Executive Retention Plan Agreement with Gregory M.E. Spierkel.

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.