Form 10-Q
period 2001-09-29
INGRAM MICRO INC
filed 2001-11-13
CIK 1018003

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [   ]

The registrant had 78,683,755 shares of Class A Common Stock, par value $.01 per share, and 69,461,941 shares of Class B Common Stock, par value $.01 per share, outstanding at September 29, 2001. On November 6, 2001, all outstanding shares of the Company’s Class B Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis in accordance with the terms of the Company’s certificate of incorporation.

INGRAM MICRO INC.

INDEX

		Pages

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet at September 29, 2001 and December 30, 2000	3

	Consolidated Statement of Income for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000	4

	Consolidated Statement of Cash Flows for the thirty-nine weeks ended September 29, 2001 and September 30, 2000	5

	Notes to Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Part II.	Other Information

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		21

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)

	September 29,	December 30,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash	$106,103	$150,560
Investment in available-for-sale securities	26,229	52,897
Accounts receivable:
Trade receivables	1,538,653	1,945,496
Retained interest in securitized receivables	812,745	407,176

Total accounts receivable (less allowances of $100,946 and $96,994)	2,351,398	2,352,672
Inventories	1,630,612	2,919,117
Other current assets	277,399	294,838

Total current assets	4,391,741	5,770,084
Property and equipment, net	303,735	350,829
Goodwill, net	421,101	430,853
Other	57,521	57,216

Total assets	$5,174,098	$6,608,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,481,013	$3,725,080
Accrued expenses	335,012	350,111
Current maturities of long-term debt	24,587	42,774

Total current liabilities	2,840,612	4,117,965
Convertible debentures	399	220,035
Revolving credit facilities and other long-term debt	184,313	282,809
Senior subordinated notes	205,381	—
Deferred income taxes and other liabilities	83,825	113,781

Total liabilities	3,314,530	4,734,590

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 78,683,755 and 75,798,115 shares issued and outstanding	787	758
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; 69,461,941 and 70,409,806 shares issued and outstanding	695	704
Additional paid-in capital	682,947	664,840
Retained earnings	1,222,290	1,221,208
Accumulated other comprehensive income (loss)	(47,089)	(11,936)
Unearned compensation	(62)	(1,182)

Total stockholders’ equity	1,859,568	1,874,392

Total liabilities and stockholders’ equity	$5,174,098	$6,608,982

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales	$5,833,417	$7,558,652	$19,044,182	$22,650,061
Cost of sales	5,525,777	7,170,801	18,036,737	21,534,502

Gross profit	307,640	387,851	1,007,445	1,115,559

Operating expenses:
Selling, general and administrative	282,172	300,692	887,633	881,478
Reorganization costs and special items	31,138	—	50,194	—

	313,310	300,692	937,827	881,478

Income (loss) from operations	(5,670)	87,159	69,618	234,081

Other expense (income):
Interest income	(2,560)	(2,327)	(5,990)	(5,205)
Interest expense	10,118	21,247	42,392	70,393
Gain on sale of available-for-sale securities	—	—	—	(111,458)
Net foreign currency exchange loss	921	2,146	2,603	3,280
Other	7,919	3,193	24,407	8,632

	16,398	24,259	63,412	(34,358)

Income (loss) before income taxes and extraordinary item	(22,068)	62,900	6,206	268,439
Provision for (benefit from) income taxes	(8,739)	24,059	2,514	102,538

Income (loss) before extraordinary item	(13,329)	38,841	3,692	165,901
Extraordinary gain (loss) on repurchase of debentures, net of $0, $60, ($1,634) and $1,468 in income taxes	—	98	(2,610)	2,414

Net income (loss)	$(13,329)	$38,939	$1,082	$168,315

Basic earnings per share:
Income (loss) before extraordinary item	$(0.09)	$0.27	$0.03	$1.14
Extraordinary gain (loss) on repurchase of debentures	—	0.00	(0.02)	0.02

Net income (loss)	$(0.09)	$0.27	$0.01	$1.16

Diluted earnings per share:
Income (loss) before extraordinary item	$(0.09)	$0.26	$0.03	$1.12
Extraordinary gain (loss) on repurchase of debentures	—	0.00	(0.02)	0.01

Net income (loss)	$(0.09)	$0.26	$0.01	$1.13

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirty-nine Weeks Ended

	September 29,	September 30,
	2001	2000

Cash flows from operating activities:
Net income	$1,082	$168,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	72,022	63,447
Amortization of goodwill	15,875	16,346
Loss on write-off of property and equipment, including software	16,662	—
Deferred income taxes	(27,338)	58,856
Pretax gain from sale of available-for-sale securities	—	(111,458)
Loss (gain) on repurchase of debentures, net of tax	2,610	(2,414)
Noncash interest expense	5,506	16,141
Noncash compensation charge	1,120	2,587
Changes in operating assets and liabilities, net of acquisitions:
Changes in amounts sold under accounts receivable programs	(700,478)	(38,692)
Accounts receivable	697,277	49,497
Inventories	1,293,359	888,731
Other current assets	26,714	(1,688)
Accounts payable	(1,235,604)	(769,014)
Accrued expenses	(9,696)	15,006

Cash provided by operating activities	159,111	355,660

Cash flows from investing activities:
Purchase of property and equipment	(67,581)	(92,367)
Proceeds from sale of property and equipment	20,289	16,400
Acquisitions, net of cash acquired	(15,923)	(4,620)
Net proceeds from sale of available-for-sale securities	—	119,228
Other	7,393	(4,204)

Cash provided (used) by investing activities	(55,822)	34,437

Cash flows from financing activities:
Exercise of stock options including tax benefits	16,571	10,018
Repurchase of convertible debentures	(224,977)	(73,912)
Net proceeds from issuance of senior subordinated notes	195,084	—
Proceeds from (repayment of) other debt	(74,813)	103,402
Net repayments under revolving credit facilities	(41,671)	(447,749)

Cash used by financing activities	(129,806)	(408,241)

Effect of exchange rate changes on cash	(17,940)	(390)

Decrease in cash	(44,457)	(18,534)
Cash, beginning of period	150,560	128,152

Cash, end of period	$106,103	$109,618

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

     The consolidated financial statements include the accounts of Ingram Micro Inc. and its wholly- and majority-owned subsidiaries. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 29, 2001, its results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000 and its cash flows for the thirty-nine weeks ended September 29, 2001 and September 30, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2000. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 may not be indicative of the results of operations that can be expected for the full year.

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

     The composition of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Income (loss) before extraordinary item	$(13,329)	$38,841	$3,692	$165,901

Weighted average shares	147,791,050	145,400,893	147,179,572	145,007,266

Basic earnings per share before extraordinary item	$(0.09)	$0.27	$0.03	$1.14

Weighted average shares including the dilutive effect of potential common shares (0 and 4,231,767 for the 13 weeks ended September 29, 2001 and September 30, 2000, respectively, and 2,422,488 and 3,755,403 for the 39 weeks ended September 29, 2001 and September 30, 2000, respectively)	147,791,050	149,632,660	149,602,060	148,762,669

Diluted earnings per share before extraordinary item	$(0.09)	$0.26	$0.03	$1.12

     At September 29, 2001 and September 30, 2000, there were $399 and $376,497, respectively, in Zero Coupon Convertible Senior Debentures outstanding that were convertible into approximately 5,000 and 5,289,000 shares of Class A Common Stock, respectively. For the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000, these potential shares were excluded from the computation of Diluted EPS because their effect would not be

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

dilutive. Additionally, there were approximately 14,588,000 and 5,522,000 stock options for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively, and 6,820,000 and 10,787,000 stock options for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively, that were not included in the computation of Diluted EPS because their effect would not be dilutive.

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

     The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at January 1, 2000	$(28,651)	$356,936	$328,285
Change in foreign currency translation adjustment	(9,483)	—	(9,483)
Unrealized holding loss arising during the quarter	—	(34,007)	(34,007)
Realized gain included in net income	—	(69,327)	(69,327)

Balance at April 1, 2000	(38,134)	253,602	215,468
Change in foreign currency translation adjustment	(2,791)	—	(2,791)
Unrealized holding loss arising during the quarter	—	(145,622)	(145,622)

Balance at July 1, 2000	(40,925)	107,980	67,055
Change in foreign currency translation adjustment	(8,379)	—	(8,379)
Unrealized holding loss arising during the quarter	—	(38,524)	(38,524)

Balance at September 30, 2000	$(49,304)	$69,456	$20,152

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at December 30, 2000	$(28,901)	$16,965	$(11,936)
Change in foreign currency translation adjustment	(17,824)	—	(17,824)
Unrealized holding gain arising during the quarter	—	1,463	1,463

Balance at March 31, 2001	(46,725)	18,428	(28,297)
Change in foreign currency translation adjustment	(8,833)	—	(8,833)
Unrealized holding loss arising during the quarter	—	(3,987)	(3,987)

Balance at June 30, 2001	(55,558)	14,441	(41,117)
Change in foreign currency translation adjustment	7,798	—	7,798
Unrealized holding loss arising during the quarter	—	(13,770)	(13,770)

Balance at September 29, 2001	$(47,760)	$671	$(47,089)

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     Total comprehensive loss for the thirteen weeks ended September 29, 2001 and September 30, 2000 was $19,301 and $7,964, respectively. Total comprehensive loss for the thirty-nine weeks ended September 29, 2001 and September 30, 2000 was $34,071 and $139,818, respectively.

Note 4 — Extraordinary Item

     In the thirteen and thirty-nine weeks ended September 30, 2000, the Company repurchased Zero Coupon Convertible Senior Debentures with carrying values of $11,408 and $77,794, respectively, for cash payments of $11,250 and $73,912 in the respective periods. These repurchases resulted in extraordinary gains of $98 and $2,414 (net of taxes of $60 and 1,468) for the thirteen and thirty-nine weeks ended September 30, 2000, respectively. In June 2001, at the option of the holders, the Company repurchased more than 99% of its outstanding debentures, which had a carrying value of $220,733, for cash payments of $224,977. This repurchase resulted in an extraordinary loss of $2,610 (net of tax benefits of $1,634). There were no other repurchases of debentures for the thirty-nine weeks ended September 29, 2001.

Note 5 — Accounts Receivable

     The Company has an arrangement pursuant to which most of its U.S. trade accounts receivable are transferred without recourse to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables. The trust has issued fixed-rate medium-term certificates to investors and has the ability to issue variable rate certificates to support a commercial paper program. In March 2000, the Company established a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700,000 in commercial paper. Sales of receivables under these programs result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. Retained interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At September 29, 2001 and December 30, 2000, the amount of medium-term certificates outstanding totaled $25,000 and $50,000, respectively, and the amount of commercial paper outstanding totaled $75,000 and $650,000, respectively.

     The Company also has certain other facilities relating to accounts receivable in Europe and Canada which provide up to approximately $250,000 of additional financing capacity. Under these programs, the Company has sold $109,710 and $210,188 of trade accounts receivable in the aggregate at September 29, 2001 and December 30, 2000, respectively, resulting in a further reduction of total accounts receivable in the Company’s consolidated balance sheet.

     The aggregate amount of accounts receivable sold as of September 29, 2001 and December 30, 2000 totaled approximately $209,710 and $910,188, respectively. Proceeds from these accounts receivable facilities are generally used to reduce existing indebtedness.

     Expenses in the amount of $3,671 and $2,290 for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively, and $15,752 and $6,548 for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively, related to the sale of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

Note 6 — Long-Term Debt

     On August 16, 2001, the Company sold $200,000 of 9.875% Senior Subordinated Notes due 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, at an issue price of 99.382%, resulting in cash proceeds of approximately $195,084 (net of issuance costs of approximately $3,680). The Company subsequently registered the exchange of these senior subordinated notes under the Securities Act of 1933, as amended. Under the terms of these notes, the Company is required to comply with certain restrictive covenants, including restrictions on the incurrence of additional indebtedness, the amount of dividends the Company can pay and the amount of capital stock the Company can repurchase.

     Interest on the notes is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2002. The Company may redeem any of the notes beginning on August 15, 2005 with an initial redemption price of 104.938% of their principal amount plus accrued interest. The redemption price of the notes will be 102.469% plus accrued interest beginning on August 15, 2006 and will be 100% of their principal amount plus accrued interest beginning on August 15, 2007. In addition, on or before August 15, 2004, the Company may redeem up to 35% of the notes at a redemption price of 109.875% of their principal amount plus accrued interest using the proceeds from sales of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

certain kinds of capital stock. The Company may make such redemption only if at least 65% of the aggregate principal amount of notes originally issued remain outstanding.

     On August 16, 2001, the Company also entered into an interest rate swap agreement with two financial institutions, the effect of which was to swap the Company’s fixed rate obligation on our senior subordinated notes for a floating rate obligation based on 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreement are identical to those of the senior subordinated notes, except for the quarterly payment of interest, which will be on November 15, February 15, May 15 and August 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreement. At September 29, 2001, the marked-to-market value of the interest rate swap amounted to $6,596 which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $205,381.

Note 7 — Segment Information

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

     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales:
United States
Sales to unaffiliated customers	$3,249,041	$4,736,720	$10,562,064	$13,787,328
Transfers between geographic areas	40,474	58,361	127,738	143,547
Europe	1,530,527	1,608,091	5,153,609	5,360,558
Other international	1,053,849	1,213,841	3,328,509	3,502,175
Eliminations	(40,474)	(58,361)	(127,738)	(143,547)

Total	$5,833,417	$7,558,652	$19,044,182	$22,650,061

Income (loss) from operations:
United States	$7,472	$81,181	$59,149	$193,801
Europe	(7,011)	1,308	17,564	22,340
Other international	(6,131)	4,670	(7,095)	17,940

Total	$(5,670)	$87,159	$69,618	$234,081

Reorganization costs and special items (included in income (loss) from operations (Note 8)):
United States	$21,642	$—	$39,689	$—
Europe	4,290	—	5,162	—
Other international	5,206	—	5,343	—

	$31,138	$—	$50,194	$—

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Identifiable assets:
United States	$3,291,474	$4,615,996	$3,291,474	$4,615,996
Europe	1,028,580	1,301,587	1,028,580	1,301,587
Other international	854,044	933,234	854,044	933,234

Total	$5,174,098	$6,850,817	$5,174,098	$6,850,817

Capital expenditures:
United States	$13,658	$17,367	$46,319	$62,743
Europe	7,137	975	12,945	21,420
Other international	3,814	569	8,317	8,204

Total	$24,609	$18,911	$67,581	$92,367

Depreciation and amortization:
United States	$18,688	$17,064	$55,869	$47,944
Europe	5,141	5,316	15,998	16,558
Other international	5,440	5,184	16,030	15,291

Total	$29,269	$27,564	$87,897	$79,793

Note 8 — Reorganization Costs and Special Items

     For the thirteen weeks ended September 29, 2001, the Company recorded charges of $31,138 for reorganization costs and special items (an aggregate of $50,194 for the thirty-nine weeks ended September 29, 2001). These charges include $11,745 related to the Company’s ongoing reorganization programs (an aggregate of $30,801 for the thirty-nine weeks ended September 29, 2001), $10,227 for the write-off of capitalized software, and $9,166 for the increase of reserves to cover credit insurance claims with an insolvent insurer. The total charge is presented separately as a component of operating expenses in the consolidated statement of income.

     The Company’s reorganization plan was initiated in the second quarter of 2001 primarily in the U.S. and, to a limited extent, in Europe and Other International to streamline operations and reorganize resources to increase flexibility, improve service and maximize cost savings and operational efficiencies. This reorganization plan includes restructuring of several functions, consolidation of facilities, and reductions of headcount. The Company continued the development and implementation of the plan in the third quarter of 2001.

     In connection with this reorganization plan, the Company recorded a charge of $11,745 for the thirteen weeks ended September 29, 2001 (an aggregate of $30,801 for the thirty-nine weeks ended September 29, 2001). The reorganization charges represented costs of facility consolidations in the U.S. and Europe and headcount reductions in Europe and Other International operations. The reorganization charges for the thirteen weeks included $2,370 in employee termination benefits (aggregate of $12,394 for the thirty-nine weeks) for approximately 250 employees (approximately 1,850 for the thirty-nine weeks); $7,590 for closing, downsizing and consolidating facilities ($16,195 for the thirty-nine weeks); and $1,785 of other costs associated with the reorganization ($2,212 for the thirty-nine weeks). The Company anticipates that these initiatives will be substantially completed within the next twelve months.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     At September 29, 2001, the outstanding liability under this reorganization plan was approximately $15,279. The reorganization charges and related activities for the thirty-nine weeks ended September 29, 2001 are summarized as follows:

		Amounts paid
		and charged		Remaining
	Reorganization	against the		liability at
	costs	liability	Adjustments	September 29, 2001

Employee termination benefits	$12,394	$7,224	$—	$5,170
Facility costs	16,195	7,430	—	8,765
Other costs	2,212	868	—	1,344

Total	$30,801	$15,522	$—	$15,279

     The software write-off of $10,227 included electronic storefront technologies, which were replaced by the Company with a more efficient solution and inventory management software, which was no longer required because of the Company’s business process and systems improvements, both of which occurred during the thirteen weeks ended September 29, 2001. The Company also recorded a charge of $9,166 to fully reserve for outstanding insurance claims with one of the Company’s prior credit insurers, which was put into liquidation on October 3, 2001.

Note 9 — Stockholders’ Equity

     On June 1, 2001, the stockholders of Ingram Micro approved an increase in the Company’s authorized number of shares of preferred stock and Class A common stock from 1,000,000 and 265,000,000, respectively, to 25,000,000 and 500,000,000, respectively. On November 6, 2001, all outstanding shares of the Company’s Class B Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis in accordance with the terms of the Company’s certificate of incorporation.

Note 10 — New Accounting Standards

     The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB No. 133” on December 31, 2000. As amended, FAS 133 requires an entity to recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. As discussed in Note 6, the Company has an interest rate swap that is designated as a fair value hedge. Changes in the fair value of this derivative are recorded in current earnings and are offset by like changes in the fair value of the hedged debt instrument. Changes in the fair value of derivatives that are not designated as hedges are recorded in current earnings. The adoption of FAS 133 did not have a material impact on the Company’s reported consolidated financial position or results of operations.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of FAS 140 did not have a material impact on the Company’s reported consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. FAS 141 did not have a material impact on the Company’s reported consolidated financial position or results of operations. FAS 142 primarily addresses financial accounting and reporting for goodwill and other intangible assets and is effective for the Company’s consolidated financial statements at the beginning of fiscal 2002. FAS 142 requires companies to discontinue

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

amortization of goodwill. For the Company, such amortization was $5,265 and $15,875 for the thirteen and thirty-nine weeks ended September 29, 2001, respectively. In addition, FAS 142 requires the Company to perform a periodic impairment evaluation of existing goodwill. The initial impairment tests must be completed by the end of the second quarter of fiscal 2002. The Company has not yet assessed what additional impact, if any, FAS 142 may have on its reported consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of FAS 143 is required for the Company’s fiscal year ending January 3, 2004. The Company has not yet assessed what impact, if any, FAS 143 may have on its reported consolidated financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FAS 121 but retains many of its fundamental provisions. In addition, FAS 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of FAS 144 are effective for the Company’s fiscal year ending December 28, 2002. The Company has not yet assessed what impact, if any, FAS 144 may have on its reported consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In this Quarterly Report on Form 10-Q, we make statements that are forward-looking and other statements that are not historical facts. These forward-looking statements and other statements that are not historical facts are subject to a number of risks and uncertainties. Readers should carefully consider the important factors and the risks and uncertainties discussed in Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001. Also see “Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” below.

Results of Operations

     The following table sets forth our net sales by geographic region (excluding intercompany sales), and the percentage of total net sales represented thereby, for each of the periods indicated.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

	September 29,		September 30,		September 29,		September 30,
	2001		2000		2001		2000

	(dollars in millions)
Net sales by geographic region:
United States	$3,249	55.7%	$4,737	62.7%	$10,562	55.4%	$13,787	60.9%
Europe	1,530	26.2	1,608	21.3	5,154	27.1	5,361	23.7
Other International	1,054	18.1	1,214	16.0	3,328	17.5	3,502	15.4

Total	$5,833	100.0%	$7,559	100.0%	$19,044	100.0%	$22,650	100.0%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks		Thirty-nine Weeks
	Ended		Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	94.9	94.7	95.1

Gross profit	5.3	5.1	5.3	4.9
Operating expenses:
SG&A expenses	4.8	4.0	4.7	3.9
Reorganization costs and special items	0.5	—	0.3	—

Income (loss) from operations	(0.0)	1.1	0.3	1.0
Other expense (income), net	0.3	0.3	0.3	(0.2)

Income (loss) before income taxes and extraordinary item	(0.3)	0.8	0.0	1.2
Provision for (benefit from) income taxes	(0.1)	0.3	0.0	0.5

Income (loss) before extraordinary item	(0.2)	0.5	0.0	0.7
Extraordinary gain (loss) on repurchase of debentures, net of income taxes	—	0.0	(0.0)	0.0

Net income (loss)	(0.2)%	0.5%	0.0%	0.7%

Thirteen Weeks Ended September 29, 2001 Compared to Thirteen Weeks Ended September 30, 2000

     Our consolidated net sales decreased 22.8% to $5.83 billion for the thirteen weeks ended September 29, 2001, or third quarter of 2001, from $7.56 billion for the thirteen weeks ended September 30, 2000, or third quarter of 2000. The decrease in worldwide net sales was primarily attributable to the decline in demand for technology products and services throughout the world. This decline in demand initially surfaced in the U.S. in the fourth quarter of 2000, but has spread to all regions during 2001. This sluggish demand for technology products and services is expected to continue, and may worsen, over the near term.

Management’s Discussion and Analysis Continued

     Net sales from our U.S. operations decreased 31.4% to $3.25 billion in the third quarter of 2001 from $4.74 billion in the third quarter of 2000 primarily due to the continued sluggish demand for information technology products and services, consistent with the continued softening of the U.S. economy. Net sales from our European operations grew approximately 1.7% in local currencies but, when converted to U.S. dollars, net sales decreased by 4.8% to $1.53 billion in the third quarter of 2001 from $1.61 billion in the third quarter of 2000, reflecting softening demand for technology products and services in most countries in Europe combined with weaker European currencies as compared to the U.S. dollar. For our geographic regions outside the U.S. and Europe, or our Other International operations, net sales decreased 13.2% to $1.05 billion in the third quarter of 2001 from $1.21 billion in the third quarter of 2000 primarily due to the overall softness in demand for technology products and services in our Canadian, Latin American, and Asia Pacific operations.

     Gross profit as a percentage of net sales, or gross margin, increased to 5.3% in the third quarter of 2001 from 5.1% in the third quarter of 2000. The improvement in our gross margin was primarily due to changes in our pricing policy implemented in the prior year to more appropriately reflect the value of services we provide to our customers, complemented by improvements in vendor rebates and discounts. As we continue to seek profitable growth through our pricing policy changes made to date, and through future pricing policy changes, if any, we may continue to experience moderated sales growth or actual declines in the near term. In addition, the softness in the U.S. and several international economies, as well as increased competition, partially resulting from the economic slowdown, may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total selling, general and administrative expenses, or SG&A expenses, before reorganization costs and special items, decreased $18.5 million or 6.2% to $282.2 million in the third quarter of 2001 from $300.7 million in the third quarter of 2000. The decrease in SG&A expenses was attributable primarily to the lower volume of business, the savings that resulted from our reorganization efforts during the second and third quarters of 2001 as discussed below, and our continued cost control measures. However, as a result of the significant decline in our revenues, SG&A expenses as a percentage of net sales increased to 4.8% in the third quarter of 2001 from 4.0% in the same period last year. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term; however, because of the decline in our sales, SG&A expenses as a percentage of net revenues are expected to remain above 4.0% over the near term.

     In the third quarter of 2001, we recorded charges of $31.1 million for reorganization costs and special items. These charges include $11.7 million related to our ongoing reorganization programs, $10.2 million for the write-off of capitalized software, and $9.2 million for the increase of reserves to cover credit insurance claims with an insolvent insurer.

     Our reorganization plan was initiated in the second quarter of 2001 primarily in the U.S. and, to a limited extent, in Europe and Other International to streamline operations and reorganize resources to increase flexibility, improve service and maximize cost savings and operational efficiencies. This reorganization plan includes restructuring of several functions, consolidation of facilities, and reductions of headcount. We continued the development and implementation of the plan in the third quarter of 2001.

     In connection with this reorganization effort, we recorded a charge of approximately $11.7 million for the third quarter of 2001. These charges represent costs of facility consolidations in the U.S. and Europe and headcount reductions in Europe and Other International operations which included $2.4 million in employee termination benefits for approximately 250 employees; $7.6 million for closing, downsizing and consolidating facilities, consisting primarily of future lease costs, net of estimated sublease income, and the write-off of related fixed assets; and $1.8 million of other costs associated with the reorganization. We anticipate that these initiatives will be substantially completed within the next twelve months and are expected to save approximately $15 million to $20 million annually after these initiatives are completed. The development of additional initiatives, if any, which may include some or all of our regional operations, may result in further savings, as well as additional reorganization costs.

     Our software write-off of $10.2 million included electronic storefront technologies, which were replaced with a more efficient solution and inventory management software, which was no longer required because of our business process and systems improvements, both of which occurred during the thirteen weeks ended September 29, 2001. We also recorded a charge of $9.2 million to fully reserve for outstanding insurance claims with one of our prior credit insurers, which was put into liquidation on October 3, 2001.

     Income from operations, excluding reorganization costs and special items, decreased as a percentage of net sales to 0.5% in the third quarter of 2001 from 1.1% in the third quarter of 2000. The decrease in our income from operations, excluding reorganization costs and special items, as a percentage of net sales was primarily due to the increase in SG&A

Management’s Discussion and Analysis Continued

expenses as a percentage of net sales, partially offset by our improvement in gross margin, both of which are discussed above. U.S. income from operations, excluding reorganization costs and special items, as a percentage of net sales decreased to 0.9% in the third quarter of 2001 from 1.7% in the third quarter of 2000. European loss from operations, excluding reorganization costs and special items, as a percentage of net sales was 0.2% in the third quarter of 2001 compared to income from operations of 0.1% in the third quarter of 2000. For Other International, loss from operations, excluding reorganization costs and special items, as a percentage of net sales was 0.1% in the third quarter of 2001 compared to income from operations of 0.4% in the third quarter of 2000. The change from income from operations to a loss from operations for our Other International operations was primarily related to our Asia Pacific operations, which experienced a loss from operations as we continue to invest in infrastructure and refine our business processes in this developing market. Loss from operations, including reorganization costs and special items, as a percentage of net sales was less than 0.1% in the third quarter of 2001 compared to income from operations of 1.1% in the third quarter of 2000.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, expenses associated with our ongoing accounts receivable facilities and other non-operating gains and losses. Net other expense remained constant at 0.3% as a percentage of net sales for the third quarter of 2001 and 2000 but decreased to $16.4 million in 2001 from $24.3 million in 2000. The decrease in net other expense was attributable to lower interest rates and lower average borrowings, including off-balance sheet debt resulting from utilization of our accounts receivable facilities, during the third quarter of 2001 as compared to the third quarter of 2000. The decrease in our average borrowings outstanding as compared to the prior period primarily reflects our continued focus on managing working capital as well as the overall lower volume of business.

     The benefit from income taxes totaled $8.7 million in the third quarter of 2001 compared to a provision for income taxes of $24.1 million in the third quarter of 2000 primarily reflecting the change from income before income taxes in the third quarter of 2000 to a loss in 2001. Our effective tax rate was 39.6% in the third quarter of 2001 compared to 38.2% in the third quarter of 2000. The change in our effective tax rate is primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

     In the thirteen weeks ended September 30, 2000, we repurchased Zero Coupon Convertible Senior Debentures with a carrying value of $11.4 million for cash payments of $11.2 million, which resulted in an extraordinary gain of $0.1 million (net of taxes of $0.1 million). There were no repurchases of debentures for the thirteen weeks ended September 29, 2001.

Thirty-nine Weeks Ended September 29, 2001 Compared to Thirty-nine Weeks Ended September 30, 2000

     Our consolidated net sales decreased 15.9% to $19.04 billion for the thirty-nine weeks ended September 29, 2001, or first nine months of 2001, from $22.65 billion for the thirty-nine weeks ended September 30, 2000, or the first nine months of 2000. The decrease in worldwide net sales was primarily attributable to the same factors summarized in our discussion of net sales for the third quarters of 2001 and 2000.

     Net sales from our U.S. operations decreased 23.4% to $10.56 billion in the first nine months of 2001 from $13.79 billion in the first nine months of 2000. Net sales from our European operations grew 6.1% in local currencies but, when converted to U.S. dollars, net sales decreased by 3.9% to $5.15 billion in the first nine months of 2001 from $5.36 billion in the first nine months of 2000. For our Other International operations, net sales decreased 5.0% to $3.33 billion in the first nine months of 2001 from $3.50 billion in the first nine months of 2000. The decrease in our U.S., European and Other International net sales was primarily attributable to the same factors summarized in our discussion of net sales for the third quarters of 2001 and 2000.

     Gross margin increased to 5.3% in the first nine months of 2001 from 4.9% in the first nine months of 2000. The improvement in our gross margin was primarily attributable to the same factors summarized in our discussion of gross margin for the third quarters of 2001 and 2000.

     Total SG&A expenses, before reorganization costs and special items, increased 0.7% to $887.6 million in the first nine months of 2001 from $881.5 million in the first nine months 2000, reflecting an increase in expenses required to support the development and expansion of our business primarily in the latter half of 2000. Expenses related to our expansion consisted of incremental personnel and support costs, lease expense related to new operating facilities, and the expenses associated with the development and maintenance of information systems. As a result of the recent significant decline in our revenues, SG&A expenses as a percentage of net sales increased to 4.7% in the first nine months of 2001 from 3.9% in the same period last year. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term; however, because of the decline in our sales, SG&A expenses as a percentage of net revenues are expected to remain

Management’s Discussion and Analysis Continued

above 4.0% over the near term.

     During the first nine months of 2001, we recorded a total charge of $50.2 million for reorganization costs and special items. These charges include $30.8 million related to our ongoing reorganization programs, $10.2 million for the write-off of capitalized software, and $9.2 million for the increase of reserves to cover credit insurance claims with an insolvent insurer.

     During 2001, we initiated significant reorganization efforts in the U.S. and Europe, and to a limited extent, Other International to streamline operations and reorganize resources to increase flexibility, improve service and maximize cost savings and operational efficiencies. These efforts include restructuring of several functions, consolidation of facilities, and reductions of headcount. In connection with our reorganization efforts, we recorded a charge of $30.8 million for the first nine months of 2001. The reorganization charge included $12.4 million in employee termination benefits for approximately 1,850 employees; $16.2 million for closing, downsizing and consolidating facilities, consisting primarily of future lease costs net of estimated sublease income and the write-off of related fixed assets; and $2.2 million of other costs associated with the reorganization. We anticipate that these initiatives will be substantially completed within the next twelve months and are expected to save approximately $45 million to $60 million annually after these initiatives are completed. The development of additional initiatives, if any, which may include some or all of our regional operations, may result in further savings, as well as additional reorganization costs.

     Our software write-off of $10.2 million included electronic storefront technologies, which were replaced with a more efficient solution and inventory management software, which was no longer required because of our business process and systems improvements, both of which occurred during 2001. We also recorded a charge of $9.2 million to fully reserve for outstanding insurance claims with one of our prior credit insurers, which was put into liquidation on October 3, 2001.

     Income from operations, excluding reorganization costs and special items, decreased as a percentage of net sales to 0.6% in the first nine months of 2001 from 1.0% in the first nine months of 2000. The decrease in our income from operations, excluding reorganization costs and special items, was primarily attributable to the same factors summarized in our discussion of income from operations, excluding reorganization costs and special items, for the third quarters of 2001 and 2000. U.S. income from operations, excluding reorganization costs and special items, as a percentage of net sales decreased to 0.9% in the first nine months of 2001 from 1.4% in the first nine months of 2000. European income from operations, excluding reorganization costs and special items, as a percentage of net sales remained flat at 0.4% in the first nine months of 2001 and 2000. For Other International operations, loss from operations, excluding reorganization costs and special items, as a percentage of net sales was less than 0.1% in the first nine months of 2001 compared to income from operations of 0.5% in the first nine months of 2000. The change from income from operations to loss from operations for our Other International operations was primarily attributable to the same factors summarized in our discussion of income from operations for the third quarters of 2001 and 2000. Income from operations, including reorganization costs and special items, as a percentage of net sales decreased to 0.3% in the first nine months of 2001 from 1.0% in the first nine months of 2000.

     Other expense (income) consisted primarily of interest expense, foreign currency exchange losses, gain on sale of available-for-sale securities, expenses associated with our ongoing accounts receivable facilities and other non-operating gains and losses. For the first nine months of 2001, we recorded net other expense of $63.4 million, or 0.3% as a percentage of net sales, as compared to net other income of $34.4 million for the first nine months of 2000, or 0.2% as a percentage of net sales in 2000. The income in the first nine months of 2000 primarily resulted from our sale of approximately 15% of our original holdings of SOFTBANK Corp., or Softbank, common stock for a pre-tax gain of approximately $111.5 million, net of related costs. No such transaction occurred during the first nine months of 2001. Excluding the gain realized on the sale of Softbank common stock, our net other expense in the first nine months of 2001 decreased by $13.7 million or 17.8% compared to the first nine months of 2000. The decrease was primarily attributable to the same factors summarized in our discussion of other expense (income) for the third quarters of 2001 and 2000.

Management’s Discussion and Analysis Continued

     The provision for income taxes decreased 97.5% to $2.5 million in the first nine months of 2001 from $102.5 million in the first nine months of 2000, reflecting the 97.7% decrease in income before income taxes. Our effective tax rate was 40.5% in the first nine months of 2001 compared to 38.2% in the first nine months of 2000. The change in our effective tax rate is primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

     In the first nine months of 2001 and 2000, we repurchased Zero Coupon Convertible Senior Debentures with carrying values of $220.7 million and $77.8 million, respectively, for $225.0 million and $73.9 million in cash, respectively. These repurchases resulted in an extraordinary loss of $2.6 million, net of tax benefits of $1.6 million, for the first nine months of 2001 and extraordinary gains of $2.4 million, net of taxes of $1.5 million, for the first nine months of 2000.

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

     Our narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations in our operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter, and worldwide pre-holiday stocking in the retail channel during the September-to-November period. Given the general slowdown in the global economy and specifically the demand for IT products and services, these historical seasonal variations may not be indicative of future trends in the near term.

Liquidity and Capital Resources

     Cash Flows

     We have financed our growth and cash needs largely through income from operations, borrowings, sales of accounts receivable through established account receivable facilities, trade and supplier credit, our initial public stock offering in November 1996, the issuance of Convertible Senior Debentures in June 1998 and Senior Subordinated Notes in August 2001, and the sale of Softbank common stock in December 1999 and January 2000.

     One of our continuing objectives is to improve the utilization of working capital and put assets to work through increasing our inventory turns and steady management of our vendor payables and customer receivables. In this regard and in combination with the lower volume of business, we reduced our overall debt level in the third quarter of 2001, thereby lowering our debt-to-capitalization ratio, including off-balance sheet debt, to 25.1% at September 29, 2001 compared to 43.7% and 38.8% at December 30, 2000 and September 30, 2000, respectively. Although we have realized significant improvements in working capital management and debt reduction and we continue to strive for further

Management’s Discussion and Analysis Continued

improvements, no assurance can be made that we will be able to maintain our current debt levels. The following is a detailed discussion of our cash flows for the first nine months of 2001 and 2000:

     Net cash provided by operating activities was $159.1 million in the first nine months of 2001 compared to $355.7 million in the first nine months of 2000. The decrease in cash provided by our operating activities was primarily attributable to the decrease in net income and a reduction in the amounts sold under our accounts receivable programs, partially offset by a greater decrease in other working capital items primarily resulting from our continued focus on managing working capital and the overall lower volume of business.

     Net cash used by investing activities was $55.8 million in the first nine months of 2001 compared to net cash provided by investing activities of $34.4 million in the first nine months of 2000. The net cash used by investing activities in the first nine months of 2001 was primarily due to capital expenditures during the period. The net cash provided by investing activities during the first nine months of 2000 primarily resulted from the sale of available-for-sale securities, which provided cash proceeds of approximately $119.2 million, partially offset by capital expenditures during the period.

     Net cash used by financing activities was $129.8 million in the first nine months of 2001 compared to $408.2 million in the first nine months of 2000. Net cash used by financing activities in the first nine months of 2001 primarily resulted from the repurchase of convertible debentures for $225.0 million and net repayments of our revolving credit and other debt facilities, partially offset by the net proceeds from our issuance of senior subordinated notes in the third quarter of 2001 as well as our continued focus on working capital management. Net cash used by financing activities in the first nine months of 2000 was primarily due to the repurchase of convertible debentures of $73.9 million and net repayments under the revolving credit facilities and other debt of $344.3 million, primarily using the proceeds received from the sale of Softbank common stock, as well as from the continued focus on working capital management.

     Capital Resources

     We have an arrangement pursuant to which most of our U.S. trade accounts receivable are transferred without recourse to a trust, which in turn has sold certificates representing undivided interests in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program. In March 2000, we established a new 5-year accounts receivable securitization program, which provides for the issuance of up to $700 million in commercial paper. Sales of receivables under these programs result in a reduction of total accounts receivable in our consolidated balance sheet. At September 29, 2001 and December 30, 2000, the amount of medium-term certificates outstanding totaled $25.0 million and $50.0 million, respectively, and the amount of commercial paper outstanding under the new program totaled $75.0 million and $650.0 million, respectively.

     We also have certain other facilities relating to accounts receivable in Europe and Canada which provide up to approximately $250 million of additional financing capacity. Under these programs, we have sold approximately $109.7 million and $210.2 million of trade accounts receivable in the aggregate at September 29, 2001 and December 30, 2000, respectively, resulting in a further reduction of trade accounts receivable in our consolidated balance sheet.

     The aggregate amount of trade accounts receivable sold as of September 29, 2001 and December 30, 2000 totaled approximately $209.7 million and $910.2 million, respectively. Proceeds from these accounts receivable facilities are generally used to reduce existing indebtedness. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S., European and Canadian accounts receivable financing programs.

Management’s Discussion and Analysis Continued

     On August 16, 2001, we sold $200 million of 9.875% Senior Subordinated Notes due 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million (net of issuance costs of approximately $3.7 million). We subsequently registered the exchange of these senior subordinated notes under the Securities Act of 1933, as amended. Under the terms of these notes, we are required to comply with certain restrictive covenants, including restrictions on the incurrence of additional indebtedness, the amount of dividends we can pay and the amount of capital stock we can repurchase (see Note 6 to notes to consolidated financial statements for further discussion on the terms for redemption).

     On August 16, 2001, we also entered into an interest rate swap agreement with two financial institutions, the effect of which was to swap our fixed rate obligation on our senior subordinated notes for a floating rate obligation based on 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreement are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on November 15, February 15, May 15 and August 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreement. At September 29, 2001, the marked-to-market value of the interest rate swap amounted to $6.6 million which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $205.4 million.

     We and our subsidiaries outside the U.S. also have various lines of credit, commercial paper, short-term overdraft facilities and other senior credit facilities with various financial institutions worldwide, which provide for borrowings aggregating approximately $700 million and $750 million at September 29, 2001 and December 30, 2000, respectively. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 29, 2001 and December 30, 2000, we had $181.1 million and $250.1 million, respectively, outstanding under these facilities.

     As of September 29, 2001, we had three revolving senior credit facilities with bank syndicates providing an aggregate credit availability of $1.65 billion. Under these senior credit facilities, we are required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. The senior credit facilities also restrict the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. Borrowings are subject to the satisfaction of customary conditions, including the absence of any material adverse change in our business or financial position. Two of these senior credit facilities, representing $1.15 billion in credit availability, expired in October 2001 while the remaining senior credit facility will expire in October 2002. At September 29, 2001 and December 30, 2000, we had $27.8 million and $75.5 million, respectively, in outstanding borrowings under these credit facilities. We continue to evaluate our long-range financing requirements including other alternatives to these senior credit facilities; however, we do not presently intend to refinance the full amount of these credit facilities.

     On June 9, 1998, we sold $1.33 billion aggregate principal amount at maturity of our Zero Coupon Convertible Senior Debentures due 2018 in a private placement. We subsequently registered the resale of these debentures with the SEC and they are now generally saleable under Rule 144. Gross proceeds from the offering were $460.4 million, which represented a yield to maturity of 5.375% per annum. The debentures are convertible into shares of our Class A Common Stock at a rate of 5.495 shares per $1,000 principal amount at maturity, subject to adjustment under certain circumstances. During the first nine months of 2001, we repurchased more than 99% of our outstanding Zero Coupon Convertible Senior Debentures with a total carrying value of $220.8 million for $225.0 million in cash, resulting in an extraordinary loss of $2.6 million, net of tax benefits of $1.6 million. In the first nine months of 2000, we repurchased debentures with carrying values of $77.8 million for $73.9 million in cash, resulting in an extraordinary gain of $2.4 million, net of taxes of $1.5 million. At September 29, 2001, our remaining debentures had an outstanding balance of $0.4 million and were convertible into approximately 5,000 shares of our Class A Common Stock.

     Proceeds from our stock option exercises provide us an additional source of cash. For the first nine months of 2001 and 2000, cash proceeds from the exercise of stock options, including the applicable tax benefits, totaled $16.6 million and $10.0 million, respectively.

Management’s Discussion and Analysis Continued

     We believe that existing cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

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

     At September 29, 2001, we have fully converted all systems and processes in seven of the nine euro countries where we have operations. No adverse material effect on our financial position or results of operations has arisen as a result of the conversions. We expect the euro-related conversions for the remaining countries to be completed by the end of the year.

New Accounting Standards

     See Note 10 to notes to consolidated financial statements.

Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements are based on current management expectations that involve certain risks, including, without limitation: risks and difficulties similar to those when integrating operations and personnel in acquisitions; intense competition in the U.S., Canada and internationally; whether the severe downturn in economic conditions may continue or worsen; continued pricing and margin pressures; failure to adjust costs in a timely fashion in response to a sudden decrease in demand; the potential for declines in inventory values and continued restrictive vendor terms and conditions; the potential decline as well as seasonal variations in demand for our products and services; unavailability of adequate capital; inability to manage future adverse industry trends; failure of information systems; significant credit loss resulting from significant credit exposure to reseller customers and negative trends in their businesses; interest rate and foreign currency fluctuations; impact of governmental controls and political or economic instability on foreign operations; changes in local, regional, and global economic conditions and practices; dependence on key individuals and inability to retain personnel; product supply shortages; the potential termination of a supply agreement with a major supplier; difficulties and risks associated with acquisitions; rapid product improvement and technological change and resulting obsolescence risks; dependency on independent shipping companies; and changes in terms of subsidized floor plan financing.

     We have instituted in the past and continue to institute changes to our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial position. However, no assurances can be given that we will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001. Other risks or uncertainties may be detailed from time to time in our future SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II. Other Information

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     On November 6, 2001, all outstanding shares of the Company’s Class B Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis in accordance with the terms of the Company’s certificate of incorporation.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

No.	Description

Not applicable.

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 31, 2001 in connection with the issuance of its press release announcing financial results for the thirteen and twenty-six weeks ended June 30, 2001 and an outlook for the thirteen weeks ending September 29, 2001. The Company also filed a Current Report on Form 8-K on August 2, 2001 in connection with its press release announcing its intention to offer Senior Subordinated Notes due 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ Thomas A. Madden
Name:	Thomas A. Madden
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 13, 2001