Form 10-K
period 2001-12-29
INGRAM MICRO INC
filed 2002-03-29
CIK 1018003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 14, 2002 was $1,622,598,212 based on the closing sale price on such date of $15.90 per share.

      The Registrant had 149,910,138 shares of Class A Common Stock, par value $.01 per share, outstanding at March 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Annual Report to Shareowners for the fiscal year ended December 29, 2001 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareowners to be held May 30, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.     Business

      In evaluating the business of Ingram Micro Inc. (“Ingram Micro” or “the Company”), readers should carefully consider the important factors discussed under Exhibit 99.01 hereto and under “Safe Harbor for Forward-Looking Statements.”

Overview

      Ingram Micro is the leading distributor of Information Technology (“IT”) products and services worldwide and was ranked No. 49 on the April 2001 Fortune 500 list, ahead of all other IT distributors. We market computer hardware, networking equipment, and software products to nearly 170,000 reseller customers in more than 100 countries. We also provide supply chain optimization services to our suppliers and reseller customers. As a distributor, we market our products and services to resellers and suppliers who in turn market and sell directly to end-user customers.

      We offer our customers aggregation of, and access to, a broad array of products and services by distributing and marketing more than 280,000 products (as measured by distinct part numbers assigned by suppliers) from over 1,700 suppliers, including most of the computer industry’s leading hardware suppliers, networking equipment suppliers, and software publishers. We assist our vendor partners in marketing a broad range of IT and related products. Our broad product offering includes:

•	desktop and notebook personal computers (“PCs”), servers, and workstations;

•	personal digital assistants;

•	wireless devices;

•	mass storage devices;

•	CD-ROM, CD-RW, and DVD drives;

•	monitors;

•	printers;

•	scanners;

•	modems;

•	networking hubs, routers, and switches;

•	network interface cards;

•	components;

•	business application software;

•	entertainment software;

•	consumer electronics; and

•	computer supplies and accessories.

      In conjunction with our distribution business, we provide various services to our vendors and customers, including call center support, pre- and post-technical support, credit and collection services, financial services, and marketing. We also provide supply chain management services such as:

•	end-to-end order management and fulfillment;

•	contract manufacturing;

•	contract warehousing;

•	reverse logistics;

•	transportation management;

•	customer care;

•	tailored financing programs; and

•	marketing programs to suppliers and resellers.

      Although these services are an important focus of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.

      We are focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to our customers around the world. We believe that IMpulseTM, our on-line information system, provides a competitive advantage through real-time worldwide information access and processing capabilities. IMpulse is a single, standardized, real-time information system and operating environment, used across substantially all of our worldwide operations. This on-line information system, coupled with our exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enable us to provide our customers with superior service in an efficient and low-cost manner. In addition to traditional, world-class distribution services, we offer demand generating marketing programs, customer communities, and new product launch programs.

      Our earliest predecessor began business in 1979 as a California corporation named Micro D, Inc. This company and its parent, Ingram Micro Holdings Inc., or Holdings, grew through a series of acquisitions, mergers, and internal growth to encompass our current operations. On April 29, 1996, we were reincorporated in the state of Delaware. Holdings and the successor to Micro D, Inc. were merged into Ingram Micro Inc. in October 1996.

      We completed an initial public offering and were split-off, in a tax-free reorganization, from our former parent in November 1996.

The Industry

      The worldwide IT products and services distribution industry generally consists of:

•	manufacturers and software publishers, which we collectively call suppliers or vendors, and which sell directly to distributors, resellers and end-users;

•	distributors, which sell to resellers; and

•	resellers, which sell directly to end-users and, in certain cases, to other resellers.

      A variety of reseller categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, original equipment manufacturers (“OEMs”), direct marketers, independent dealers, reseller purchasing associations, PC assemblers, and computer retailers. Many of these resellers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small- to medium-sized businesses (“SMBs”), or home users, and by the level of value they add to the basic products they sell. Distributors generally sell to resellers and purchase a wide range of products in bulk directly from vendors. Characteristics of the local reseller and vendor environment, as well as other factors specific to a particular country or region, have shaped the evolution of distribution models in different countries.

      According to a December 2001 IDC report, total worldwide IT spending on hardware, software, and services was estimated at approximately $996 billion for calendar year 2001. Despite the current economic downturn that has impacted overall demand for IT products and services, distribution continues to serve a significant role in delivering IT products to market in a low-cost manner. Suppliers are pursuing strategies to outsource functions such as distribution, service, and technical support to supply chain partners as they look to minimize costs and focus on their core competencies in manufacturing, product development, and marketing.

      A number of resellers depend on distributors for many of their product, marketing, credit, and technical support needs. This is due to increased product complexity, the large number of available IT products, shorter product life cycles, and customers’ desire for resellers to integrate systems consisting of components from multiple vendors. Resellers also continue to rely on distributors for inventory management services, including direct shipment to end-users and, in some cases, allowing their end-users to access a distributor’s inventory directly. These services allow resellers to reduce their inventory, staffing levels and warehouse requirements, thereby lowering their financial needs and reducing their costs.

      The technology distribution industry has undergone significant consolidation as a result of several factors. More restrictive terms and conditions from vendors, reductions in the number of vendor-authorized distributors, a high level of price competition among distributors, and evolving vendor business models (e.g., direct selling to a fragmented market) have driven several of the weaker competitors from the market. During 1999 and early 2000, a number of significant players within the IT distribution industry substantially exited or merged with other players within the distribution market. As a result of this recent consolidation, the U.S. market is served by two major IT distributors and a number of other smaller IT distributors. Markets outside the United States, which represent over half of the IT industry’s sales, are characterized by a more fragmented distribution channel; however, consolidation has taken place in these markets as well. Additionally, suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

      A number of emerging industry trends provide new opportunities and challenges for distributors of IT products and services. For example, the focus on driving efficiency in business models, and, in particular, in the supply chain, provides distributors with an additional means to serve both suppliers and reseller customers by becoming providers of IT supply chain services. Furthermore, the growing presence and importance of fulfillment capabilities also provide distributors with new business opportunities as new categories of products, customers, and suppliers emerge. Data storage products, for example, enjoyed increasing demand with the growing use of the Internet, data warehousing, and e-mail, and the resulting need for faster dependable data access and richer content. Finally, manufacturer-direct sales initiatives, developed in an effort to duplicate the success of the direct sales business model, have been widely adopted by large suppliers. Although the manufacturer-direct model may remove distributors from their traditional role, we believe that this direct sales model presents new partnership opportunities, such as providing logistics and fulfillment services and third-party products to suppliers and reseller customers.

Company Strengths

      We believe that the following strengths will enable us to further enhance our leadership position in the IT distribution industry:

•	Leading Global Market Position. We are the largest IT distributor in the world, by net sales, and believe that we are the market share leader, by net sales, in the United States, Canada, and a number of countries in Europe and Latin America. Our fiscal 2001 net sales were $25.2 billion, with net sales of $13.5 billion in the United States, $7.2 billion in Europe, and $4.5 billion in other regions of the world. We believe that the current IT industry environment favors large distributors that have access to financing, are able to achieve economies of scale, breadth of geographic coverage, and have the strongest vendor relationships. Our scale allows us to purchase products in large quantities and avail ourselves of special purchase opportunities from a broad range of suppliers, which enables us to take advantage of various discounts from our suppliers and provide competitive pricing for our reseller customers.

•	Worldwide Market Presence. Our global market presence provides suppliers with access to a broad base of geographically dispersed resellers. We service these resellers with our extensive network of distribution centers and support offices, which are integrated by IMpulse, our global information transaction system. As of December 29, 2001, we had 47 distribution centers worldwide, sold our products and services to resellers in more than 100 countries, and had an in-country presence in 37 countries. We offer our suppliers access to a global customer base of nearly 170,000 resellers of all sizes and types. Our broad geographic coverage places us closer to the end-user, enabling us to provide faster delivery times, better customer service, local presence, and market intelligence. In addition, our global reach allows us to better diversify our business across different markets, which reduces our exposure to individual market downturns.

•	Broad Portfolio of Products. Based on a review of our major competitors’ publicly available data, we believe that we offer the largest number of products in the IT industry. We distribute and market more than 280,000 products from over 1,700 vendors, enabling us to offer a wide variety of products, satisfy customer requirements for product availability, and meet end-user demand for multi-vendor and multi-product IT configurations. Our reseller customers derive purchasing efficiencies and reduce their investment in inventory, while simultaneously enhancing end-user service levels. They accomplish this by establishing a supply relationship with us that meets their product needs through a single point of contact, rather than making many purchases from multiple vendors directly. We also believe that we provide vendors with access to a broad customer base that few vendors can reach directly in a more cost-effective manner. Moreover, vendors that sell their products directly to end-users often use us as a secondary source to fulfill orders from customers that require multi-vendor product configurations.

•	Speed of Execution and Consistency of Service. We are focused on providing quick and efficient order fulfillment, and consistent on-time and accurate delivery to our customers around the world. We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Our advanced control systems and processes enable us to provide same-day shipping for any order in the United States, Canada, and certain other locations received by 5:00 p.m., with highly accurate shipping performance. We consistently measure and monitor our performance based on metrics such as our price and consistency of service, responsiveness and product knowledge, accuracy and on-time delivery, timeliness and warehouse proximity, fulfillment and product availability, and credit availability.

      Our commitment to superior service has been widely recognized throughout the IT industry. For example, according to Computer Reseller News’ Annual Sourcing Study, we were the No. 1 ranked distributor in performance and preference categories in 2001. Additionally, our U.S. business has received ISO 9002 certification for customer service, returns, consolidation, operations, configuration, distribution center, sales and purchasing. A number of our business units are also ISO 9002 certified in the following countries: Canada, Mexico, United Kingdom, Belgium, Denmark, France, Italy, Spain, Sweden, and India.

•	Intelligent Business Systems. Our information systems allow us to act as a source for business information, as well as product and service solutions, for suppliers, resellers, and end-users. We believe that we are the only full-line distributor of IT products and services in the world with a single centralized global transaction system. We believe that our industry-leading, on-line information system, IMpulse, provides a competitive advantage through real-time, worldwide information access and processing capabilities. IMpulse is used across substantially all of our worldwide operations and is customized to suit local market requirements. Access to IMpulse gives resellers, and in some cases their customers, real-time access to our product inventory. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand.

      We have also developed other information systems among our international regions for warehouse operations, back-office efficiency, data warehouse, and e-commerce initiatives that are integrated into IMpulse, providing a single information supply chain. We believe that our on-line information systems, coupled with our exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enable us to provide our customers with superior service in an efficient and low-cost manner.

      Our information systems provide the infrastructure that allows the implementation of a demand chain, customer-centric channel model. It provides the information necessary for us to act as the agent of commerce among suppliers, resellers, and end-users. Our web site, www.ingrammicro.com, serves as a business center for resellers, providing them access to a myriad of information, including vendor solutions and technical information. Special features currently available on our web site include real-time pricing and availability, on-line ordering, order status, and an extensive product catalog. As of December 29, 2001, we had fully functional web sites deployed to 34 countries. Our on-line capability is evidenced by the November 2001 Inter@ctive Week magazine ranking of on-line businesses, which placed us No. 11 overall, and first among distributors.

      Our seamless, easy-to-use, electronic commerce offering provides resellers the ability to more easily do business with us and with end-users, at a lower cost. Our electronic commerce capabilities include: robust Electronic Data Interchange capabilities, several customized Extensible Markup Language based solutions, select RosettaNet PIPs (Partner Interface Processes), and InsideLineTM, a direct communication link that furnishes resellers with real-time access to our mainframe inventory systems. InsideLine is the commerce and information engine behind successful electronic commerce sites offered by many of our customers, and is offered on a global basis.

•	Strong Working Capital Management. We have consistently decreased the working capital required to operate our business. In particular, we focus on managing the amount of our accounts receivable, as measured by days’ sales outstanding, and inventory, as measured by inventory turns. Days’ sales outstanding are calculated by dividing our average accounts receivable during the preceding quarter by our average daily net sales during the same period. Inventory turns are calculated by dividing our annualized costs of sales during the preceding quarter by our inventory at the end of that quarter.

During the period from January 2, 1999 to December 29, 2001, we reduced our days’ sales outstanding to 37 days from 39 days and nearly doubled our inventory turns to more than 14. In addition, we increased our annual net sales by $3.2 billion and reduced our total debt, including off-balance sheet financing associated with our accounts receivable financing programs (see Note 5 to consolidated financial statements), by approximately $1.1 billion during the same period. In an environment of lower demand for IT products, as is currently the case, we have reduced our capital needs by reducing our working capital requirements. As a result, we believe we are well positioned to meet our liquidity needs.

Business Strategy

      We are pursuing a number of strategies to further enhance our leadership position within the IT industry, including:

•	Reduce Operating Costs Through Continuous Improvements in Systems and Processes. We constantly strive to reduce costs in our business through initiatives designed to streamline our business processes and further increase our operating efficiency. Many U.S.-developed programs are slated for implementation in our international operations, while other programs are region-specific. Productivity improvement initiatives include:

•	system enhancements to automatically route orders to the most cost-efficient warehouse based on customer needs and warehouse capacity;

•	increased benefits from implementing IM-First our next-generation operations and logistics system, such as increased utilization of most of our existing warehouse locations resulting from the expansion of operating hours from 20 to 24 hours per day, seven days a week;

•	enhancements that allow a close integration of major systems – such as logistics and material handling platforms – resulting in increased efficiencies, product traceability, and service offerings; and

•	the expansion of our electronic commerce tools – including deployment of Internet ordering capabilities in 34 countries to date – to increase the number of orders placed without the assistance of a telesales representative.

In addition, we have implemented restructuring programs designed to reduce operating expenses through consolidation of facilities and streamlining of functional areas including product management, IT resources, sales, marketing, operations, and other administrative functions. We will, on an ongoing basis, examine our business processes and systems to determine how we can continue to improve service levels, while lowering costs.

•	Continue to Provide Outstanding Execution for Reseller Customers. Our commitment to superior service has been widely recognized throughout the industry. We continually refine and integrate our systems and business processes to provide outstanding execution and service to resellers. Our electronic commerce tools enable resellers to do business with their end-user customers quickly, easily, and at a lower cost. To ensure efficient product delivery, we continue to upgrade our distribution network. We also plan to invest in new distribution centers where justified, while simultaneously consolidating existing facilities where volume can be redirected more efficiently to other facilities. For example, in 2001 we completed the construction of new distribution centers in Milan, Italy; Barcelona, Spain; and Mexico City, Mexico, which replaced existing facilities in these locations. In addition, in 2002, we currently plan to replace our distribution centers in Fullerton, California and Vancouver, British Columbia.

In the area of process improvement, we work continuously to advance our formal systems for evaluating and tracking key performance metrics such as responsiveness to customers, processing accuracy, and order fill rate. We use these metrics as well as customer satisfaction surveys to measure improvements on all key elements believed to be important to the customer.

•	Deliver World-Class Outsourcing and Value-Added Programs to Suppliers and Resellers. As resellers and vendors continue to seek ways to generate demand, reduce costs, improve efficiencies, and outsource non-core business activities, we remain committed to providing low-cost distribution capabilities as well as world-class value-added business services. Our outsourcing services and value-added programs are intended to link resellers, end-users, and suppliers through us as a seamless one-stop provider of IT products and related services, while meeting and exceeding requirements of our suppliers and resellers to outsource their non-core business activities and thereby lower their operating costs. For example, we provide turn-key logistics solutions for major hardware and software vendors, as well as complete inventory and fulfillment solutions for major e-commerce clients in the IT industry. Likewise, we provide cost-effective services such as sales/account management, credit, technical support, education, marketing, logistics management and other business solutions. We offer these services for a fee independent from our IT distribution business. This model leverages our existing capital investment in infrastructure and enables us to participate in vendor-direct programs. Although these services are an important focus of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term. We also believe that our global scale provides us with a competitive advantage in offering distribution and logistics capabilities, and allows resellers and vendors to focus more exclusively on their own core competencies.

•	Increase Focus on Small- and Medium-Sized Business Market. We have historically provided greater focus and resources in supporting our larger customer accounts. We intend to maintain our dedication to this segment of the market while increasing our focus on SMB resellers. We believe our increased focus on the SMB customer base will create additional growth and profit opportunities by enabling us to take advantage of:

•	our compelling value proposition to resellers and vendors;

•	the SMB customer segment, which is the largest segment of the IT market in terms of revenue;

•	generally higher gross margins for distributors in this market segment; and

•	our distribution model, which is better able to address the needs of the SMB customer than a vendor-direct sales model.

•	Establish Leading Market Share in Emerging Product Areas. We aggressively target emerging IT product and service segments in their developmental stages and establish product expertise. This allows us to keep our broad product line current with emerging trends. We also offer programs, marketing, and training to our customers, particularly VARs, to assist them in introducing emerging technology solutions to their customers. In addition, for complex technology solutions, we provide a specialty sales force and a highly trained technical support staff as a pre- and post-sales resource to our customers. We believe this strategy enables us to effectively facilitate the introduction of new technology solutions, developed by our vendor partners, to our reseller customers while simultaneously allowing us to establish a preferred position in servicing emerging vendors. We continue to pursue initiatives to expand our global product and service offerings, for example, offering new solutions to our customers through high-end storage, computer telephony integration (“CTI”), networking products, and xSPs such as managed or remote accessed applications. Our Converging Technologies Group continues to manage and develop our CTI solution offerings made possible by the convergence of voice and data applications. Examples of converging products include PC-based phone systems, unified messaging applications, and a variety of video conferencing and voice-over-Internet protocol products. We have also expanded the range of networking solutions such as broadband, wireless, and wide-area networking for our customers.

Customers

      We continue to be well positioned in providing world-class fulfillment and value-added services to VARs, corporate resellers, direct marketers, retailers, and Internet-based resellers. Our sales organization has resources dedicated to the recruitment, development, and sales support of these marketplaces. Our goal is to seamlessly manage the flow of goods and services from our vendor partners through the reseller to the end-user, providing specific solutions to a diverse customer base. We sell to nearly 170,000 reseller customers in more than 100 countries worldwide. No single customer accounted for more than 4% of our net sales in 2001, 2000, or 1999.

      We conduct business with most of the leading resellers of IT products and services around the world including, in the United States, Amazon.com, Buy.com, CDW Computer Centers, Circuit City, Comark, Compucom, CompUSA, Insight, Micro Warehouse, OfficeMax, PC Connection, SARCOM, and Staples. Our reseller customers outside the United States include: Bechtle, Brasoftware Informática, Econocom, Mainbit, Media Markt, Open Systems Solutions and Systemax. In some cases, we have resale contracts with our reseller customers that are terminable at will after a short notice period and have no minimum purchase requirements. Our business is not substantially dependent on any of these contracts.

      We also have specific agreements in place with certain manufacturers and resellers to provide supply chain management services such as order management, logistics management, configuration management, and procurement management services. Customers include: ABM Systems, Amazon.com, CompUSA, Intuit, Iomega, Microsoft, and SARCOM in North America and IMS Data AB in Europe. These agreements generally have longer terms than our resale agreements, but, in most cases, can be terminated on relatively short notice by either party without cause. The service offerings we provide to our customers are discussed further below under — “Services.”

Sales and Marketing

      We employ sales representatives worldwide who assist resellers with product specifications, system configuration, new product/service introductions, pricing, and availability. Our sales organization generally focuses on resellers in the following market sectors:

•	Value-added resellers, or VARs;

•	Corporate resellers; and

•	Direct and consumer marketers.

      Our product management and marketing groups also promote our sales growth, create demand for our vendors’ products and services, and facilitate customer contact. For example, our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organization, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, and assistance with trade shows and other events.

      In Europe, we have formed two specialized strategic business units that focus on specific market and customer segments: Ingram Micro Europe Components and Private Label division, and Ingram Micro Networking ServicesTM division. Both divisions have a pan-European scope and service reseller customers throughout Europe in all the countries where we have a presence. The Components and Private Label division offers a one-stop shopping opportunity to small- and medium-sized resellers, PC assemblers, and OEMs. This division markets a wide range of components that these customers need to assemble PC systems. The networking services division specializes in high-end networking and communication products, in addition to services such as product consulting, project management, sales support and training, and technical and customer support.

      Selling Arrangements. We offer various credit terms to qualifying customers as well as prepay, credit card, and cash on delivery terms. We also offer “end-user” financing based upon the end-user’s credit worthiness and collect outstanding accounts receivable on behalf of the reseller in certain markets. We closely monitor reseller customers’ credit worthiness through our IMpulse information system, which contains detailed information on each customer’s payment history as well as other relevant information. In addition, we participate in a U.S. credit association whose members exchange customer credit rating information. In most markets, we use various levels of credit insurance to allow sales expansion and control credit risks. We establish reserves for estimated credit losses in the normal course of business. If our receivables experience a substantial deterioration in their collectibility or if we cannot obtain credit insurance at reasonable rates, our financial condition and results of operations may be adversely impacted.

      We also sell to certain customers where the transactions are financed by a third-party floor plan financing company. These transactions generally involve higher sales on limited lines of product. The expenses charged by these financing companies will either be subsidized by our suppliers, paid by us or billed to our reseller. We receive payment from these financing institutions within three to 30 days from the date of sale, depending on the specific arrangement.

Products and Suppliers

      We distribute and market more than 280,000 products (as measured by distinct part numbers assigned by vendors and other suppliers) from the industry’s premier computer hardware vendors, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the vendors’ relative contribution to our sales also varies from country to country. On a worldwide basis, our product mix has remained relatively stable even among fluctuating markets. Over the last several years, our product mix by category has generally been within these ranges:

• Peripherals:	40 - 45%
• Systems:	25 - 30%
• Software:	15 - 20%
• Networking:	10 - 15%

      Our worldwide suppliers include leading computer hardware vendors, networking equipment vendors, and software publishers such as 3Com, Adobe, Apple Computer, APC, Cisco Systems, Compaq Computer, Computer Associates, Epson, Hewlett-Packard, IBM, Iomega, InFocus, Intel, Microsoft, NEC/Mitsubishi Electronics, Novell, Palm, Quantum/ Maxtor, Seagate, Sony, Symantec, Tektronix, Toshiba, Veritas, Viewsonic, Western Digital and Xerox.

      Our suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our customers. We do not independently warrant the products we distribute; however, we do warrant the following: (1) our services with regard to products that we configure for our customers, and (2) products that we build to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

      We have written distribution agreements with many of our suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute the products. The agreements are also generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. A supplier who elects to terminate a distribution agreement generally will repurchase its products carried in the distributor’s inventory. We do not believe that our business is substantially dependent on the terms of any of these agreements.

      Our business, like that of other distributors, is subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. Under many of these agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under vendor programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, vendors may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under vendor agreements may not adequately cover the decline in values.

Services

      We offer end-to-end supply chain services to vendors, Internet-based resellers, brick-and-mortar retailers selling on-line, and large resellers. Through IM-LogisticsTM we provide end-to-end order fulfillment, product procurement, contract manufacturing, warehouse services, logistics and transportation management, marketing services, customer care, credit and collection management services, and other outsourcing services.

      To complement our core competencies, increase customer satisfaction, and expand these outsourcing opportunities by providing “best-in-class” solutions, we have entered into various strategic alliances in areas such as e-commerce, telemarketing, transportation, and marketing services. Some of our supply chain management customers include: ABM Systems, Amazon.com, CompUSA, Intuit, Iomega, Microsoft, and SARCOM in North America and IMS Data AB in Europe. By leveraging our core competencies to offer these services, we enable our clients to reduce their fixed investments while at the same time accessing our latest technology and world-class customer service metrics. Our agreements with these customers are generally for a number of years, although either party usually may terminate the agreement after a relatively short notice period.

      We also offer regional and nationwide services through our National Service Network (“NSN”) which partners with over 400 reseller members. NSN enables value-added resellers to increase their end-user customer satisfaction and loyalty by providing a fully managed nationwide technical support solution with our industry-leading expertise. This service comprises over 5,000 certified technicians in over 425 locations throughout the U.S., Canada, and Puerto Rico. Our partners work together to provide world-class IT business solutions and support to customers including:

•	application services;

•	consulting;

•	hardware and software support;

•	installation, moves, adds, and changes;

•	migration services;

•	Local-Area Network and Wide-Area Network services;

•	network design, integration and implementation; and

•	outsourcing services.

      Additionally, we offer channel assembly (bringing together individual OEM components into a manufacturer-authorized computer) and reconfiguration services (opening brand named finished product and upgrading it with features such as memory, components, accessories, and third-party software) within several regions in which we operate. Reconfiguration services are provided in the U.S. at a dedicated configuration facility. In Europe, system assembly work is performed at our highly automated manufacturing facility in The Netherlands.

      Although these services are an important focus of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.

Information Systems and Related Tools

      Our systems are primarily mainframe-based and provide the high level of scalability and performance required to manage our large and complex business operations. IMpulse, our enterprise-wide system, is a single, standardized, real-time information system and operating environment, used across substantially all of our worldwide operations. It has been customized as necessary for use in all countries in which we operate and can handle multiple languages and currencies. We have designed IMpulse as a scalable system that can support increased transaction volume. IMpulse supports over 41,000 mainframe connections (terminals, printers, PCs, and radio frequency hand-held terminals) worldwide with an internal response time of less than one second.

      Worldwide, our centralized processing system supports more than 40 operational functions including customer management, inventory management, order management, warehouse management, and accounting. At the core of the IMpulse system is on-line, real-time distribution software to which considerable enhancements and modifications have been made to support our low-cost business model and its growth. We make extensive use of advanced telecommunications technologies with customer service enhancing features, such as Automatic Call Distribution to route customer calls to telesales representatives. The Telesales Department uses its Sales Wizard system for on-line, real-time tracking of all customer calls, for proactive outbound calling, and for status reports on sales statistics such as number of customer calls, customer call intentions, and total sales generated. IMpulse allows our telesales representatives to deliver real-time information on product pricing, inventory availability, and order status to reseller customers. The pricing functionality with IMpulse enables telesales representatives to make informed pricing decisions through access to specific product, order, and fulfillment related information for each sales opportunity. We have also invested in developing segmentation accounting tools, which enable various levels of sales and product management to analyze and report sales activity with increased visibility into our customer, vendor, and product mix to establish pricing guidelines.

      In the United States, we use CTI technology, which provides the telesales representatives with Automatic Number Identification capability and advanced telecommunications features such as on-screen call waiting and automatic call return, thereby reducing the time required to process customer orders.

      In order for us to act as the agent of commerce among suppliers, resellers, and end-users, we continued to improve our web site, www.ingrammicro.com, during 2001. Major enhancements included enhancing our search capability, adding on-line returns processing, and offering automated on-line volume software license ordering. The web site communicates with IMpulse through the use of InsideLine, a direct communication link that furnishes resellers with real-time access to our mainframe inventory systems, and creates a strong base from which to roll out additional customer focused solutions. All of our web applications and many internal applications are built using Java to enhance their flexibility and reusability.

      We are enhancing and deploying other seamless, easy-to-use electronic commerce solutions that provide resellers with the ability to do business with us and with end-users at lower cost. This includes VentureTech NetworkTM, which specializes in solutions for small- to medium-sized businesses, and Partnership AmericaTM, which is focused on the government and education market. The VTN site, www.venturetechnetwork.com, enables communication between solutions integrators and small- to medium-sized business customers. This site provides information and facilitates communication with customers through tools such as electronic storefronts. The electronic storefront tools allow end-users to buy products by placing an order on-line, which, once sent to us, is fulfilled on behalf of the reseller or solutions integrator. The Partnership America site, www.partnershipamerica.com, brings independent buyers in the public sector together with independent resellers of technology. Partnershipamerica.com also contains price comparison tools, decision-making content, product reviews, news, events, on-line presentations, and interactive communication tools for the government/education demand chain.

      We are involved in the development of industry-wide performance metrics and standards that enable close collaboration among demand chain partners. We have spearheaded this effort through our role in the formation and continuous support of RosettaNetTM, an independent, self-funded, non-profit organization dedicated to promoting an industry-wide initiative to adopt common electronic business interfaces worldwide. We are working on several initiatives to encourage and increase industry adoption of RosettaNet’s standard transactions for electronic business.

      To complement our telesales, customer service, and technical support capabilities, IMpulse offers a number of different electronic products and services through which customers can conduct business with us. These products and services include the Customer Automated Purchasing System, Electronic Data Interchange, the Bulletin Board Service, Internet-based Electronic Catalog, and TechNotes. The Electronic Catalog provides reseller customers with access to product pricing and availability, with the capability to search by product category, name, or manufacturer. TechNotes is a comprehensive multi-manufacturer database that customers can deploy on their own web sites that contains timely and accurate product, sales, and technical information. TechNotes information is updated regularly by our vendor partners.

      In 2001, we began the implementation of the Company’s next-generation operations and logistics system, IM-First, which allows our North American distribution centers to process orders 24 hours a day, 7 days a week. This system leverages state-of-the-art distributed processing technology including a wireless and paperless distribution management system. IM-First was rolled out to four U.S. distribution centers in 2001 without any significant disruption to our business. In December 2001, our U.S. logistics services division, IM-Logistics, was ranked No. 35 among the InfoWorld 100, and first among IT distributors, for excellence in technology innovation for the successful deployment of IM-First.

      In addition, our warehouse operations use extensive bar-coding and radio frequency technology for receiving and shipping, and real-time links to United Parcel Service and Federal Express for freight processing and shipment tracking. The customer service department uses the POWER System for on-line documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, our buyers depend on the purchasing system to track inventory on a continual basis. Many other features of IMpulse help to expedite the order processing cycle and reduce our operating costs as well as the costs for our reseller customers and suppliers.

      We employ various security measures and backup systems designed to protect against unauthorized use or failure of our information systems. Access to our information systems is controlled through the use of passwords while we take additional security measures with respect to sensitive information. We have a contract with IBM Business Continuity & Recovery Services for disaster recovery. Additionally, we have backup power sources for emergency power. We have not experienced any material failures or downtime of IMpulse or any of our other information systems, but any systems failure or material downtime could prevent us from taking customer orders, printing product pick-lists and/or shipping product, and could also prevent our customers from accessing price and product availability information.

      We believe that in order to remain competitive, it will be necessary to continuously upgrade our information systems. Our mainframe computer systems were upgraded during 2001 to allow for continued

growth and to allow further and faster integration of new web-based technology with our legacy systems. We are currently exploring options to enhance the openness and flexibility of our systems, and to structure business logic so that it is modular and re-usable. We believe that this new information system architecture will also address our need for a distributed computing environment. Doing so will provide for improved and simpler connectivity to vendors and customers 24 hours a day, 7 days a week and will increase system scalability and fault tolerance.

Non-U.S. Operations and Export Sales

      Operations Outside the United States. We have offices and sales representatives located in: Australia, the People’s Republic of China (including Hong Kong), India, Malaysia, New Zealand, Singapore, Thailand, Canada, Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, the United Kingdom, Argentina, Brazil, Chile, Costa Rica, Dominican Republic, Ecuador, Guatemala, Mexico, Panama, Peru, Puerto Rico, and Trinidad/ Tobago. In 2001, 2000, and 1999, 46%, 40%, and 40%, respectively, of our net sales were derived from operations outside of the United States.

      Our financial transactions from operations outside the United States are primarily denominated in currencies other than the U.S. dollar. Accordingly, our operations outside the United States impose risks upon our business as a result of exchange rate fluctuations. Additionally, our financial transactions from operations outside the United States expose our business to financial risks from interest rate fluctuations in foreign markets. We mitigate most of this risk primarily through matching the currencies of our non-U.S. net sales, costs, and borrowings in foreign currencies, and utilizing derivative financial instruments such as forward exchange contracts.

      Export Markets. We continue to serve markets where we do not have a stand-alone, in-country presence through our general telesales operations in Santa Ana, California and Buffalo, New York and in export offices in Miami, Florida, Singapore and The Netherlands.

Competition

      We operate in a highly competitive environment, both in the United States and internationally. The IT products and services distribution industry is characterized by intense competition, based primarily on:

•	price;

•	product and services availability;

•	speed and accuracy of delivery;

•	effectiveness of sales and marketing programs;

•	credit terms and availability;

•	ability to tailor specific solutions to customer needs;

•	quality and breadth of product lines and services; and

•	availability of technical and product information.

We believe we compete favorably with respect to each of these factors.

      We compete in the U.S. against full-line distributors such as Tech Data and Synnex Information Technologies, as well as specialty distributors such as Gates/ Arrow in desktop and enterprise products, Daisytek in consumables, and Avnet in industrial and enterprise products. The U.S. competitive landscape underwent major consolidation during 1999 and 2000. During this period, a number of significant players within the IT distribution industry substantially exited or merged with other players within the distribution market. Markets outside the United States, which represent over half of the IT industry’s sales, are characterized by a more fragmented distribution channel; however, consolidation has taken place in these markets as well. Suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

      We compete internationally with a variety of national and regional distributors. In the European market, competitors include international distributors such as Tech Data, Actebis, and Weston/ Comstor. The European distribution landscape is highly fragmented with market share spread among many regional and local competitors. Examples include Scribona in the Nordic Region; Esprinet in Italy; OpenGate in Italy, Spain, and Portugal; Maxdata in Germany, Austria, and Switzerland; and Northamber in the United Kingdom. Niche players such as Arrow and Bell Micro are strong competitors in many European countries. In Canada, we compete with Tech Data, Synnex, Supercom, and EMJ as well as a number of smaller distributors. In Latin America, we compete with international distributors such as Tech Data, and several regional and local distributors including MPS, Bell Micro, Officer, Deltron, Novitech, Intcomex, and Mexmal. In the Asia-Pacific market, we face competition from global, regional, and local competitors including Tech Pacific, SiS Distribution, Arrow and Synnex. We also face competition in local markets such as Digital China and PCI in the People’s Republic of China, Redington in India, and Express Data in Australia.

      As some manufacturer and reseller customers continue to move their back-room operations to distribution partners, outsourcing and value-added services continue to be areas of opportunity. Examples of value-added capabilities include configuration, innovative financing programs, and order fulfillment programs. Many of our vendors and reseller customers are looking to outsourcing partners to perform back-room operations. To better meet these expanding opportunities, we created IM-Logistics, a U.S. and European business unit that offers fee-based end-to-end logistics services to vendors and retailers selling on-line. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as United Parcel Service and Federal Express; express logistics companies such as PFSWeb and SubmitOrder.com; and electronic manufacturing services providers such as Solectron and Flextronics.

      We are constantly seeking to expand our business into areas closely related to our core IT products and services distribution business. As we enter new business areas, including value-added services, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers. Application service providers constitute a relatively new channel for vendors to remotely deliver software applications to end-users. Telephone companies also represent competition for us when they offer bundled broadband and equipment solutions direct to end-customers.

      The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware vendors and software publishers that sell directly to reseller customers and end-users. Furthermore, direct-marketing resellers have been identified as potential competitors, since they may purchase products directly from vendors and sell those products to other reseller or end-user customers. To the extent that these companies choose to by-pass the distribution channel and attain significant revenue growth, they could potentially become competitors for our software and hardware sales.

Asset Management

      We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates. We believe that the risks associated with slow-moving and obsolete inventory are partially mitigated by price protection and stock return privileges provided by suppliers. In the event of a supplier price reduction, we generally receive a credit based upon the terms and conditions with that supplier. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. We are exposed to inventory risk to the extent that vendor protections are not available on all products or quantities and are subject to time restrictions. In addition, vendors may become insolvent and unable to fulfill their protection obligations to us. We manage this risk through continuous monitoring of existing inventory levels relative to customer demand. To the extent necessary, we have established and continue to accrue for excess and obsolete inventory reserves.

      Historically, price protection, stock return privileges, and inventory management procedures have helped reduce the risk of decline in the value of inventory. However, major PC suppliers have stated that it is their intention to control the amount of inventory in the channel, particularly in light of the growth of vendor direct and build-to-order strategies. Many suppliers have changed the terms and conditions of their price protection plans from “full coverage” to “past shipment coverage.” This change results in an exposure for the distribution partner. The shorter time periods during which distributors may receive credit for decreases in manufacturer prices on unsold inventory have made it more difficult for us to match our inventory levels with the price protection periods. Consequently, our risk of loss has increased due to declines in the value of inventory we hold after these price protection periods have passed.

      Inventory levels may vary from period-to-period, due in part to the addition of new suppliers or new lines with current suppliers and large cash purchases of inventory due to advantageous terms offered by suppliers. In addition, payment terms with inventory suppliers may vary from time to time, and could result in less inventory being financed by vendors and a greater amount of inventory being financed by our capital.

Trademarks and Service Marks

      We own or are the licensee of various trademarks and service marks, including, among others, “Ingram Micro,” “IMpulse,” the Ingram Micro logo, “Partnership America,” “VentureTech Network,” and “IM-Logistics.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. Our management believes that the value of our marks is increasing with the development of our business, but our business as a whole is not materially dependent on these marks.

Employees

      As previously announced, we have implemented restructuring programs which have resulted in a decline in the number of employed associates from approximately 16,500 associates as of December 30, 2000, to approximately 14,500 associates as of December 29, 2001. Our success depends on the skill and dedication of our associates. We strive to attract, develop, and retain outstanding personnel. Certain of our operations in Europe and Asia-Pacific are subject to collective bargaining or similar arrangements. We have a process for continuously measuring the status of associate relations and responding to associate priorities. We believe that our relationships with our employees are generally good.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table lists the executive officers of Ingram Micro as of March 1, 2002.

Name	Age	Position

Kent B. Foster	58	Chairman of the Board and Chief Executive Officer
Michael J. Grainger	49	President and Chief Operating Officer
Guy P. Abramo	40	Executive Vice President and Chief Strategy and Information Officer
Henri T. Koppen	59	Executive Vice President and President, Ingram Micro Asia-Pacific
Thomas A. Madden	48	Executive Vice President and Chief Financial Officer
Kevin M. Murai	38	Executive Vice President and President, Ingram Micro North America
Gregory M.E. Spierkel	45	Executive Vice President and President, Ingram Micro Europe
James E. Anderson, Jr.	54	Senior Vice President, Secretary and General Counsel
Asger Falstrup	52	Senior Vice President and President, Ingram Micro Latin America
David M. Finley	61	Senior Vice President, Human Resources
James F. Ricketts	55	Corporate Vice President and Treasurer

      Kent B. Foster. Mr. Foster, age 58, was elected chairman of the board in May 2000 and is also our chief executive officer. Mr. Foster joined us as chief executive officer and president and a director in March 2000 after a 29-year career at GTE Corporation, a leading telecommunications company with one of the industry’s broadest arrays of products and services. From 1995 through 1999, Mr. Foster served as president, GTE Corporation and was a member of GTE’s board of directors from 1992 to 1999, serving as vice chairman of the board of GTE from 1993 to 1999. In addition, he currently serves on the board of directors of Campbell Soup Company, Inc., J.C. Penney Company, Inc., and New York Life Insurance Company.

      Michael J. Grainger. Mr. Grainger, age 49, has been our president and chief operating officer since January 2001 and served as our chief financial officer from May 1996 through July 2001. He also served as executive vice president from October 1996 to January 2001. He was vice president and controller of Ingram Industries Inc., our former parent corporation, from July 1990 to October 1996.

      Guy P. Abramo. Mr. Abramo, age 40, is our executive vice president and chief strategy and information officer. He has held these positions since September 2000. He previously served as senior vice president and chief information officer from November 1999 to September 2000, and senior vice president of marketing from September 1998 to November 1999. Prior to working for Ingram Micro, Mr. Abramo was a partner at Yankelovich Partners, a marketing professional services company, from May 1998 to October 1998 and managing director of marketing intelligence at KPMG Peat Marwick LLP, an accounting and professional services company, from February 1995 to May 1998.

      Henri T. Koppen. Mr. Koppen, age 59, has been executive vice president and president of Ingram Micro Asia-Pacific since February 2002, and served as senior vice president and president of Ingram Micro Asia-Pacific, from March 2000 through January 2002. He previously served as senior vice president and president of Ingram Micro Latin America from January 1998 to March 2000. Prior to working for Ingram Micro, Mr. Koppen served as president, Latin America, for General Electric Capital IT Solutions, a systems integrator/reseller company from July 1996 to December 1997 and vice president, Latin America, for Ameridata Global Inc., a systems integrator/reseller company, from May 1995 to July 1996.

      Thomas A. Madden. Mr. Madden, age 48, became our executive vice president and chief financial officer in July 2001. Mr. Madden joined us from Arvin Meritor, Inc., a global supplier of systems, modules and components for the automotive industry, where he served as senior vice president and chief financial officer from May 1997 to July 2001. From 1981 to 1997, Mr. Madden held various management positions with Rockwell International, including vice president of corporate development, from 1996 to 1997, vice president of finance, from 1994 to 1996, and assistant corporate controller, from 1987 to 1994.

      Kevin M. Murai. Mr. Murai, age 38, became our executive vice president and president of Ingram Micro North America in January 2002. He previously served as executive vice president and president of Ingram Micro U.S. from January 2000 to December 2001, as senior vice president and president of Ingram Micro Canada from December 1997 to January 2000, and vice president of operations for Ingram Micro Canada from January 1993 to December 1997.

      Gregory M.E. Spierkel. Mr. Spierkel, age 45, is executive vice president and president of Ingram Micro Europe. He has held these positions since June 1999. He previously served as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to working for Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996.

      James E. Anderson, Jr. Mr. Anderson, age 54, is our senior vice president, secretary and general counsel. He has held these positions since January 1996. He previously served as vice president, secretary and general counsel of Ingram Industries Inc., our former parent corporation, from September 1991 to November 1996.

      Asger Falstrup. Mr. Falstrup, age 52, has been our senior vice president and president, Ingram Micro Latin America since November 2001. He previously served as senior vice president and president, Ingram

Micro Canada from January 2000 to December 2001, as vice president, Ingram Micro Northern Europe, from November 1996 to January 2000 and managing director, Denmark, from August 1994 to November 1996.

      David M. Finley. Mr. Finley, age 61, is our senior vice president of human resources. He has held this position since July 1996. He previously served as senior vice president of human resources for Budget Rent a Car, a car rental company, from May 1995 to July 1996.

      James F. Ricketts. Mr. Ricketts, age 55, is our corporate vice president and treasurer. He has held this position since April 1999. He previously served as vice president and treasurer from September 1996 to April 1999. Prior to his employment with Ingram Micro, Mr. Ricketts served as treasurer of Sundstrand Corporation, a manufacturer of aerospace and related technology, from February 1992 to September 1996.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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

(2) A significant portion of the Company’s selling, general and administrative (“SG&A”) expense is comprised of personnel, facilities, and costs of invested capital; a decrease in demand at a faster rate than our ability to reduce such costs may hurt the Company’s profitability.

(3) The Company’s narrow margins magnify the impact on operating results of variations in operating costs. A number of factors may reduce the Company’s operating margins. For example, if vendors substantially reduce or terminate price protection programs, if vendors substantially raise the threshold on sales volume before distributors may qualify for discounts and/or rebates or reduce the overall amount of incentives available, if the Company’s receivables experience a substantial deterioration in their collectibility or if the Company cannot obtain credit insurance at reasonable rates, the Company’s financial condition and results of operations may be adversely impacted.

(4) If the current downturn in economic conditions continues for an extended period of time or worsens, it will likely have an adverse impact on the Company’s business.

(5) The Company’s financial condition may be adversely impacted by a decline in value of a portion of the Company’s inventory.

(6) The Company may experience an increased risk of credit loss as a result of reseller customers’ businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers.

(7) The loss of a key executive officer or other key employee may adversely impact the Company’s operations.

(8) Changes in the Company’s processes and organizational structure, resulting from the Company’s current cost reduction efforts, involve various risks and difficulties.

(9) Integration of the Company’s acquired businesses and similar transactions involve various risks and difficulties. The Company’s operations may be adversely impacted by an acquisition that (i) is not suited for the Company, (ii) is improperly executed, or (iii) substantially increases the Company’s debt.

(10) A failure of the Company’s information systems may adversely impact the Company’s results of operations.

(11) The availability (or lack thereof) of capital on acceptable terms may hamper the Company in its efforts to fund its working capital needs.

(12) Devaluation of a foreign currency, or other disruption of a foreign market, may adversely impact the Company’s operations in that country or globally.

(13) The failure of the Company to adequately adapt to industry changes and to manage potential growth and/or contractions may adversely impact the Company’s results of operations.

(14) The inability of the Company to obtain products on favorable terms may adversely impact the Company’s results of operations.

(15) Future periodic assessments required under new accounting standard relating to goodwill and other intangible assets may result in additional non-cash charges.

(16) Seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in the Company’s quarterly results.

(17) The failure of certain shipping companies to deliver product to the Company, or from the Company to its customers, may adversely impact the Company’s results of operations.

      Reference is made to Exhibit 99.01 hereto for additional discussion of the foregoing factors, as well as additional factors, which may affect the Company’s actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements.

Item 2. Properties

      Our worldwide executive headquarters, as well as our West Coast sales and support offices, are located in a two-building office complex in Santa Ana, California. We also maintain an East Coast operations center in Williamsville (Buffalo), New York.

      As of December 29, 2001, we operated five distribution centers in the United States that support sales to this region. We also operated 42 distribution centers that support sales to regions outside of the U.S. in: Argentina, Australia, Brazil, Canada, Chile, the People’s Republic of China (including Hong Kong), India, Malaysia, Mexico, New Zealand, Singapore, Switzerland, Thailand, and most countries of the European Union.

      As of December 29, 2001, we operated two integration centers located in Memphis, Tennessee and Rosmalen, The Netherlands. As of the same date, we operated two return centers, located in Harrisburg, Pennsylvania, and Toronto, Canada.

      As of December 29, 2001, all of our facilities were leased, with the exception of the combination office and distribution facility in Buenos Aires, Argentina; the combination office and distribution facility in Santiago, Chile; the combination office and distribution facility in Singapore; and the combination office and distribution facilities in Straubing, Germany. These leases have varying terms. We do not anticipate any material difficulty in renewing any of our leases as they expire or securing replacement facilities, in each case on commercially reasonable terms. In addition, we own two undeveloped properties in Santa Ana, California totaling approximately 16 acres, and have purchase options on approximately 60 acres in Millington, Tennessee.

      As previously announced, we have begun a restructuring program, as a result of which we expect to close several of our facilities, consolidating operations in other existing facilities.

Item 3. Legal Proceedings

      On July 14, 2000, we instituted an involuntary bankruptcy petition in Federal court against The BigStore.com, a customer that had defaulted on over $3.2 million of debt which it owed to us. In August 2000, we filed a complaint in California state court against The BigStore for breach of contract and nonpayment, and also against two individuals to collect on their individual guarantees of The BigStore’s debt to us. The BigStore subsequently consented to the conversion of the involuntary bankruptcy to a Chapter 11 proceeding and filed a cross-complaint against us in the state court action. The cross-complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, interference with contract, interference with prospective business advantage, unfair business practices, unfair competition, and misappropriation of trade secrets, and generally alleges that we had deliberately and wrongfully driven The BigStore out of business in order to benefit other customers who competed with The BigStore. The cross-complaint prays for $50 million in compensatory damages in addition to punitive damages. The individual guarantors have also filed their own cross-complaints against us asking for unspecified damages and for rescission or cancellation of their guarantees of The BigStore’s debt. The BigStore’s cross-complaint has since been removed to Federal bankruptcy court. We have filed answers to the various cross-complaints denying any liability. The BigStore has recently sought leave to file an amended cross-complaint adding additional parties, including certain companies controlled by members of the Ingram family, and additional claims, including alleged violations of federal and state anti-trust laws. A trial date for the state case has been set for November, 2002. No trial date has been set for the federal case.

      As a result of an internal review by us of export shipments made from our United States distribution facilities during the period prior to 1998, we have determined that certain of these shipments and related documentation were not in compliance with U.S. export regulations. We have notified the appropriate federal government agencies pursuant to applicable voluntary self-disclosure procedures. The reported shipments consisted of modems and other telecommunications products and shrink-wrapped, commercial software readily available through normal retail outlets that contained encryption features then controlled under export regulations. These shipments had a total value of approximately $673,240. Violations of export laws and regulations are subject to both civil and criminal penalties, including in appropriate circumstances suspension or loss of export privileges. Since our self-disclosure, a representative of the Department of Commerce has requested additional documents relating to our self-disclosure, which we provided in January 1999. The Department of Commerce has not communicated with us since then. We do not know what position the Department of Commerce will take upon further review of our self-disclosure. We are not able to estimate at this time the amount or nature of penalties, if any, that might be sought against us as a result of the reported violations; however, penalties to which we potentially may be subject could be material.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      As of March 14, 2002, there were 675 holders of record of the Class A common stock. The Company believes that there are approximately 26,000 beneficial holders of the Class A common stock.

      Information as to the Company’s quarterly stock prices is included on the inside back cover of the Company’s 2001 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

      Information as to the principal market on which the Class A common stock is traded is included on the inside back cover of the Company’s 2001 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated by reference in this Annual Report on Form 10-K.

      Dividend Policy. The Company has not declared nor paid any dividends on its common stock in the preceding two fiscal years. The Company currently intends to retain its future earnings to finance the growth and development of its business and, therefore, does not anticipate declaring or paying cash dividends on its common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of the Company’s debt facilities contain restrictions on the declaration and payment of dividends.

Item 6. Selected Financial Data

      The selected financial information of Ingram Micro for the five year period ended December 29, 2001 is included on page 18 of the Company’s 2001 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 31 through 51 of the Company’s 2001 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in Item 14 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19 through 30 of the Company’s 2001 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and are incorporated in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The required disclosure is included on pages 29 through 30 of the Company’s 2001 Annual Report to Shareowners, which is also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

      The Company’s consolidated financial statements are included on pages 31 through 51 of the Company’s 2001 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 14 below.

      A financial statement schedule for the Company, and report thereon, are included on pages 23 and 24, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

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

      The Notice and Proxy Statement for the 2002 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, and 13).

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.     Financial Statements:

      The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 14, 2002, all appearing on pages 31 through 52 in the 2001 Annual Report to Shareowners, are incorporated in this Annual Report on Form 10-K.

      With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the 2001 Annual Report to Shareowners is not deemed filed as part of this Annual Report on Form 10-K.

Page No. In
Annual Report
to Shareowners

Index to Financial Information	17
Consolidated Balance Sheet at December 29, 2001 and December 30, 2000	31
Consolidated Statement of Income for the years ended December 29, 2001, December 30, 2000 and January 1, 2000	32
Consolidated Statement of Stockholders’ Equity for the years ended December 29, 2001, December 30, 2000 and January 1, 2000	33
Consolidated Statement of Cash Flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000	34
Notes to Consolidated Financial Statements	35
Report of Independent Accountants	52

      Pages 18 through 53 and the inside back cover page of the 2001 Annual Report to Shareowners of Ingram Micro Inc. include the Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Independent Accountants’ Report, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as Exhibit 13.01 to this Annual Report on Form 10-K.

      2.     Financial Statement Schedules:

      Schedule II — Valuation and Qualifying Accounts

      3.     List of Exhibits:

Exhibit
No.	Exhibit

3.01	Form of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.02	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))
3.03	Amended and Restated Bylaws of the Registrant dated as of March 12, 2002
4.01	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)
10.01	Reserved
10.02	Reserved
10.03	Reserved
10.04	Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

Exhibit
No.	Exhibit

10.04	Ingram Micro Inc. Key Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.08 to the IPO S-1)
10.06	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
10.07	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)
10.08	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)
10.09	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))
10.10	Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)
10.11	Reserved
10.12	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)
10.13	Amendment No. 1 to the Board Representation Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 3.4 to the 2001 S-4)
10.14	Amendment No. 2 to the Board Representation Agreement dated as of March 12, 2002
10.15	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)
10.16	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)
10.17	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)
10.18	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)
10.19	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)
10.20	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)
10.21	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))
10.22	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)
10.23	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)
10.24	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)
10.25	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)

Exhibit
No.	Exhibit

10.26	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)
10.27	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)
10.28	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)
10.29	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)
10.30	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)
10.31	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)
10.32	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)
10.33	Amended and Restated Servicing Agreement dated as of March 8, 2000 among Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999 10-K)
10.34	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.59 to the 1999 10-K)
10.35	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)
10.36	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)
10.37	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.38	Executive Retention Plan Agreement with Guy Abramo (incorporated by reference to Exhibit 10.02 to the Q2 2001 10-Q)
10.39	Executive Retention Plan Agreement with Kevin Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.40	Executive Retention Plan Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)
13.01	Portions of Annual Report to Shareowners for the year ended December 29, 2001
21.01	Subsidiaries of the Registrant
23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8
23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3
99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

      (b)  Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on October 30, 2001 in connection with the issuance of its press release announcing financial results for the third quarter and nine months ended September 29, 2001.

INGRAM MICRO INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

					Balance
	Balance at	Charged to			at End
	Beginning	Costs and			of
Description	of Year	Expenses	Deductions	Other(*)	Year

	(In thousands)
Allowance for doubtful accounts receivable and sales returns:
2001	$96,994	$58,960	$(75,090)	$(937)	$79,927
2000	100,754	71,846	(74,227)	(1,379)	96,994
1999	55,904	75,835	(42,788)	11,803	100,754

*	Other includes recoveries, acquisitions and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ingram Micro Inc.

      Our audits of the consolidated financial statements referred to in our report dated February 14, 2002, appearing in the 2001 Annual Report to Shareowners of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 14, 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/JAMES E. ANDERSON, JR. _______________________________________ James E. Anderson, Jr.

Senior Vice President,
Secretary and General Counsel

March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENT B. FOSTER Kent B. Foster	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ MICHAEL J. GRAINGER Michael J. Grainger	President and Chief Operating Officer	March 29, 2002
/s/ THOMAS A. MADDEN Thomas A. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002
/s/ JOHN R. INGRAM John R. Ingram	Director	March 29, 2002
/s/ MARTHA R. INGRAM Martha R. Ingram	Director	March 29, 2002
/s/ ORRIN H. INGRAM II Orrin H. Ingram II	Director	March 29, 2002
/s/ DALE R. LAURANCE Dale R. Laurance	Director	March 29, 2002
/s/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	March 29, 2002
/s/ MICHAEL T. SMITH Michael T. Smith	Director	March 29, 2002
/s/ JOE B. WYATT Joe B. Wyatt	Director	March 29, 2002

EXHIBIT INDEX

Exhibit
No.	Exhibit

3.01	Form of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.02	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))
3.03	Amended and Restated Bylaws of the Registrant dated as of March 12, 2002
4.01	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)
10.01	Reserved
10.02	Reserved
10.03	Reserved
10.04	Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)
10.04	Ingram Micro Inc. Key Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.08 to the IPO S-1)
10.06	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
10.07	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)
10.08	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)
10.09	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))
10.10	Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)
10.11	Reserved
10.12	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)
10.13	Amendment No. 1 to the Board Representation Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 3.4 to the 2001 S-4)
10.14	Amendment No. 2 to the Board Representation Agreement dated as of March 12, 2002
10.15	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)
10.16	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)
10.17	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)
10.18	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

Exhibit
No.	Exhibit

10.19	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)
10.20	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)
10.21	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))
10.22	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)
10.23	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)
10.24	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)
10.25	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)
10.26	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)
10.27	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)
10.28	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)
10.29	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)
10.30	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)
10.31	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)
10.32	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)
10.33	Amended and Restated Servicing Agreement dated as of March 8, 2000 among Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999 10-K)
10.34	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.59 to the 1999 10-K)
10.35	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)
10.36	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)
10.37	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.38	Executive Retention Plan Agreement with Guy Abramo (incorporated by reference to Exhibit 10.02 to the Q2 2001 10-Q)
10.39	Executive Retention Plan Agreement with Kevin Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.40	Executive Retention Plan Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)

Exhibit
No.	Exhibit

13.01	Portions of Annual Report to Shareowners for the year ended December 29, 2001
21.01	Subsidiaries of the Registrant
23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8
23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3
99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995