Form 10-Q
period 2002-03-30
INGRAM MICRO INC
filed 2002-05-14
CIK 1018003

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The Registrant had 149,922,564 shares of Class A Common Stock, par value $.01 per share, outstanding at March 30, 2002.

INGRAM MICRO INC.

INDEX

		Pages

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet at March 30, 2002 and December 29, 2001	3

	Consolidated Statement of Income for the thirteen weeks ended March 30, 2002 and March 31, 2001	4

	Consolidated Statement of Cash Flows for the thirteen weeks ended March 30, 2002 and March 31, 2001	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II.	Other Information

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		22

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)

	March 30,	December 29,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$379,513	$273,059
Investment in available-for-sale securities	—	24,031
Accounts receivable:
Trade receivables	1,481,890	1,760,581
Retained interest in securitized receivables	548,976	537,376

Total accounts receivable (less allowances of $72,287 and $79,927)	2,030,866	2,297,957
Inventories	1,505,183	1,623,628
Other current assets	215,101	238,171

Total current assets	4,130,663	4,456,846
Property and equipment, net	295,385	303,833
Goodwill, net	224,588	508,227
Other	35,990	33,101

Total assets	$4,686,626	$5,302,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,336,504	$2,607,145
Accrued expenses	287,777	279,669
Current maturities of long-term debt	150,466	252,803

Total current liabilities	2,774,747	3,139,617
Convertible debentures	410	405
Senior subordinated notes	197,573	204,899
Deferred income taxes and other liabilities	103,349	89,788

Total liabilities	3,076,079	3,434,709

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 149,922,564 and 149,024,793 shares issued and outstanding	1,499	1,490
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	702,424	691,958
Retained earnings	962,541	1,227,945
Accumulated other comprehensive loss	(55,072)	(53,416)
Unearned compensation	(845)	(679)

Total stockholders’ equity	1,610,547	1,867,298

Total liabilities and stockholders’ equity	$4,686,626	$5,302,007

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended

	March 30,	March 31,
	2002	2001

Net sales	$5,616,551	$7,193,489
Cost of sales	5,312,884	6,809,294

Gross profit	303,667	384,195
Expenses:
Selling, general and administrative	269,419	313,725
Reorganization costs	3,410	—

	272,829	313,725

Income from operations	30,838	70,470

Other expense (income):
Interest income	(3,276)	(2,439)
Interest expense	7,044	18,792
Losses on sales of receivables	2,713	8,102
Gain on sale of available-for-sale securities	(6,535)	—
Other	6,357	3,041

	6,303	27,496

Income before income taxes and cumulative effect of adoption of a new accounting standard	24,535	42,974
Provision for income taxes	9,078	16,545

Income before cumulative effect of adoption of a new accounting standard	15,457	26,429
Cumulative effect of adoption of a new accounting standard, net of $2,633 and $0 in income taxes	(280,861)	—

Net income (loss)	$(265,404)	$26,429

Basic earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$0.10	$0.18
Cumulative effect of adoption of a new accounting standard	(1.87)	—

Net income (loss)	$(1.77)	$0.18

Diluted earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$0.10	$0.18
Cumulative effect of adoption of a new accounting standard	(1.84)	—

Net income (loss)	$(1.74)	$0.18

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirteen Weeks Ended

	March 30,	March 31,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(265,404)	$26,429
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	20,565	23,341
Amortization of goodwill	—	5,671
Noncash charges for write-off of property and equipment	1,377	—
Noncash charges for interest and compensation	359	3,370
Cumulative effect of adoption of a new accounting standard, net of income taxes	280,861	—
Deferred income taxes	12,191	(3,089)
Pre-tax gain on sale of available-for-sale securities	(6,535)	—
Changes in operating assets and liabilities:
Changes in amounts sold under accounts receivable programs	(53,365)	(89,134)
Accounts receivable	308,366	373,231
Inventories	104,304	602,072
Other current assets	32,906	(65,219)
Accounts payable	(254,103)	(838,587)
Accrued expenses	1,675	(45,291)

Cash provided (used) by operating activities	183,197	(7,206)

Cash flows from investing activities:
Purchases of property and equipment	(15,617)	(22,806)
Net proceeds from sale of available-for-sale-securities	31,840	—
Other	(111)	2,463

Cash provided (used) by investing activities	16,112	(20,343)

Cash flows from financing activities:
Exercise of stock options	6,890	2,865
Net proceeds from (repayments of ) debt	(98,537)	23,646
Net repayments under revolving credit facilities	(1,770)	(60,484)

Cash used by financing activities	(93,417)	(33,973)

Effect of exchange rate changes on cash and cash equivalents	562	3,209

Increase (decrease) in cash and cash equivalents	106,454	(58,313)
Cash and cash equivalents, beginning of period	273,059	150,560

Cash and cash equivalents, end of period	$379,513	$92,247

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

Note 1 — Organization and Basis of Presentation

     Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in distribution of information technology products and services worldwide. Ingram Micro operates in North America, Europe, Latin America and Asia Pacific.

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of March 30, 2002, and its results of operations and cash flows for the thirteen weeks ended March 30, 2002 and March 31, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2001. The results of operations for the thirteen weeks ended March 30, 2002 may not be indicative of the results of operations that can be expected for the full year.

     Certain prior year balances have been reclassified to conform with the current year presentation. In addition, in fiscal year 2002, the Company combined its U.S. and Canadian operations and now reports these entities as its North America segment. The Company’s Canadian operations were previously reported under Other international operations.

Note 2 — Earnings Per Share

     The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable. Prior year amounts included in the disclosure of segment information have been reclassified to conform to the current structure.

     The composition of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended

	March 30,	March 31,
	2002	2001

Income before cumulative effect of adoption of a new accounting standard	$15,457	$26,429

Weighted average shares	149,599,019	146,519,691

Basic earnings per share before cumulative effect of adoption of a new accounting standard	$0.10	$0.18

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended

	March 30,	March 31,
	2002	2001

Weighted average shares including the dilutive effect of stock options (3,090,908 and 2,827,742 for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively)	152,689,927	149,347,433

Diluted earnings per share before cumulative effect of adoption of a new accounting standard	$0.10	$0.18

     At March 30, 2002 and March 31, 2001, there were $410 and $223,007, respectively, in Zero Coupon Convertible Senior Debentures that were convertible into approximately 5,000 and 3,051,000 shares of Class A Common Stock, respectively. For the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively, these potential shares were excluded from the computation of Diluted EPS because their effect would not be dilutive. Additionally, there were approximately 12,896,000 and 14,193,000 stock options and warrants for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Note 3 — Comprehensive Income

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components on the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income (loss) and other comprehensive income (loss).

     Total comprehensive income (loss) for the thirteen weeks ended March 30, 2002 and March 31, 2001 was ($267,060) and $10,068, respectively.

     The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss) on	Other
	Translation	Available-for-	Comprehensive
	Adjustment	Sale Securities	Income (Loss)

Balance at December 29, 2001	$(52,744)	$(672)	$(53,416)
Change in foreign currency translation adjustment	(2,328)	—	(2,328)
Unrealized holding gain arising during the quarter	—	4,789	4,789
Realized gain included in net income	—	(4,117)	(4,117)

Balance March 30, 2002	$(55,072)	$—	$(55,072)

Balance at December 30, 2000	$(28,901)	$16,965	$(11,936)
Change in foreign currency translation adjustment	(17,824)	—	(17,824)
Unrealized holding gain arising during the quarter	—	1,463	1,463

Balance at March 31, 2001	$(46,725)	$18,428	$(28,297)

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

     In March 2002, the Company sold its remaining shares of SOFTBANK Corp. (“Softbank”) common stock for cash proceeds of $31,840, resulting in a pre-tax gain of $6,535 and an after-tax gain of $4,117, net of deferred taxes of $2,418 (see Note 9).

Note 4 — Cumulative Effect of Adoption of a New Accounting Standard

     Effective the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 eliminates the amortization of goodwill; and instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. As a result of these initial impairment tests, the Company recorded a one-time, noncash charge of $280,861, net of income taxes of $2,633, to reduce the carrying value of goodwill to its implied fair value in accordance with FAS 142. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statement of income.

     The changes in the carrying amounts of goodwill for the thirteen weeks ended March 30, 2002 are as follows:

	North		Other
	America	Europe	International	Total

Balance at December 29, 2001	$78,304	$75,510	$354,413	$508,227
Impairment charge upon adoption of FAS 142	—	(75,510)	(207,984)	(283,494)
Foreign currency translation	—	—	(145)	(145)

Balance at March 30, 2002	$78,304	$—	$146,284	$224,588

     In accordance with FAS 142, no amortization of goodwill was recorded in the thirteen weeks ended March 30, 2002. If amortization expense of $5,671 had not been recorded in the thirteen weeks ended March 31, 2001, net income for that period would have been $31,570 or $0.21 diluted earnings per share.

Note 5 — Reorganization Costs

     The Company initiated a broad-based reorganization plan in June 2001 with detailed actions implemented initially in North America and later in Europe and Other international to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. These actions included restructuring of several functions, consolidation of facilities, and reductions of headcount. The Company continued to develop this broad-based plan in the first quarter of 2002 and expects to implement additional detailed actions throughout 2002.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

     The following table summarizes the Company’s reorganization actions and the resultant charges taken in 2002 and 2001:

		Employee
		Termination	Facility	Other
Quarter Ended	Headcount	Benefits	Costs	Costs	Total

March 30, 2002
North America	105	$996	$—	$—	$996
Europe	20	448	814	—	1,262
Other international	90	330	822	—	1,152

Total 2002	215	$1,774	$1,636	$—	$3,410

June 30, 2001
North America	1,480	$9,292	$8,490	$402	$18,184
Europe	120	732	115	25	872

	1,600	10,024	8,605	427	19,056

September 29, 2001
North America	65	413	6,274	—	6,687
Europe	150	1,189	1,316	1,785	4,290
Other international	35	768	—	—	768

	250	2,370	7,590	1,785	11,745

December 29, 2001
North America	110	1,082	49	87	1,218
Europe	120	2,505	4,941	966	8,412
Other international	70	729	234	17	980

	300	4,316	5,224	1,070	10,610

Total 2001	2,150	$16,710	$21,419	$3,282	$41,411

     The following are discussions describing the Company’s significant restructuring actions made in fiscal years 2002 and 2001:

2002 Reorganization Actions

Quarter ended March 30, 2002

     The Company’s reorganization plan for the first quarter of 2002 focused in North America, Europe and Other international. This reorganization plan included facility consolidations in Europe and Other international operations and workforce reductions in North America, Europe and Other international operations. The Company anticipates that these restructuring initiatives will be substantially completed within twelve months from March 30, 2002.

     The reorganization charges, related activities for the period ended March 30, 2002 and the remaining liability at March 30, 2002 are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		March 30,
	Costs	Liability	Adjustments	2002

Employee termination benefits	$1,774	$847	$—	$927
Facility costs	1,636	1,241	—	395

Total	$3,410	$2,088	$—	$1,322

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

2001 Reorganization Actions

Quarter ended June 30, 2001

     The Company’s reorganization plan for the second quarter of 2001 focused primarily in the U.S. and, to a limited extent, in Europe and Other international operations. This reorganization plan included the closure of the Newark, California distribution center, downsizing the Miami, Florida distribution center, closing the returns processing centers in Santa Ana and Rancho Cucamonga, California and centralizing returns in the Harrisburg, Pennsylvania returns center; restructuring the U.S. sales force, consolidating the U.S. product management division; and reorganizing the information technology resources. The Company anticipates that these restructuring initiatives will be substantially completed within twelve months from June 30, 2001.

     The payment activities for the thirteen weeks ended March 30, 2002 relating to the quarter ended June 30, 2001 restructuring actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		March 30,
	2001	Liability	Adjustments	2002

Employee termination benefits	$1,503	$366	$—	$1,137
Facility costs	2,525	811	—	1,714

Total	$4,028	$1,177	$—	$2,851

Quarter ended September 29, 2001

     The Company’s reorganization plan for the third quarter of 2001 focused primarily in the U.S. and Europe and, to a limited extent, Other international. This reorganization plan included facility consolidations in the Company’s U.S. headquarters and two warehouse and office facilities in Southern Europe, and headcount reductions in Europe and Other international operations. The Company anticipates that these restructuring initiatives will be substantially completed within twelve months from September 29, 2001.

     The payment activities for the thirteen weeks ended March 30, 2002 relating to the quarter ended September 29, 2001 restructuring actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		March 30,
	2001	Liability	Adjustments	2002

Employee termination benefits	$7	$7	$—	$—
Facility costs	4,228	823	—	3,405
Other costs	1,344	715	—	629

Total	$5,579	$1,545	$—	$4,034

Quarter ended December 29, 2001

     The Company’s reorganization plan for the fourth quarter of 2001 focused primarily in Europe, and to a limited extent, in the U.S. and Other international. This reorganization plan included facility consolidations, primarily in Europe and workforce reductions in the U.S., Europe and Other international. The Company anticipates that these restructuring initiatives will be substantially completed within twelve months from December 29, 2001.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

     The payment activities for the thirteen weeks ended March 30, 2002 relating to the quarter ended December 29, 2001 restructuring actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		March 30,
	2001	Liability	Adjustments	2002

December 29, 2001
Employee termination benefits	$2,491	$1,444	$—	$1,047
Facility costs	2,111	52	—	2,059
Other costs	766	231	—	535

Total	$5,368	$1,727	$—	$3,641

Note 6 — Accounts Receivable

     In March 2000, the Company entered into a revolving five-year accounts receivable securitization program in the U.S., which provides for the issuance of up to $700,000 in commercial paper. In connection with this program, most of the Company’s U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program through the issuance of undivided interests in the pool of trade receivables to third parties. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At March 30, 2002 and December 29, 2001, the amount of undivided interests sold to and held by third parties totaled $65,000 and $80,000, respectively, under the U.S. program.

     The Company also has other revolving facilities relating to accounts receivable in Europe and Canada which provide up to approximately $245,000 of additional financing capacity. Under these programs, $89,467 and $142,253 of trade accounts receivable were sold to and held by third parties at March 30, 2002 and December 29, 2001, respectively, resulting in a further reduction of trade accounts receivable in the Company’s consolidated balance sheet.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., Europe, and Canadian programs, or off-balance sheet debt, as of March 30, 2002 and December 29, 2001 totaled $154,467 and $222,253, respectively.

     Losses in the amount of $2,713 and $8,102 for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively, related to sales of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

Note 7 — Long-Term Debt

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

     Interest on the notes is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2002. The Company may redeem any of the notes beginning on August 15, 2005 with an initial redemption price of 104.938% of their principal amount plus accrued interest. The redemption price of the notes will be 102.469% plus accrued interest beginning on August 15, 2006 and will be 100% of their principal amount plus accrued interest beginning on August 15, 2007. In addition, on or before August 15, 2004, the Company may redeem up to 35% of the notes at a redemption price of 109.875% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of capital stock. The Company may make such redemption only if at least 65% of the aggregate principal amount of notes originally issued remain outstanding.

     On August 16, 2001, the Company entered into interest rate swap agreements with two financial institutions, the effect of which was to swap the Company’s fixed rate obligation on the Company’s Senior Subordinated Notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payment of interest, which will be on November 15, February 15, May 15 and August 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreements. At March 30, 2002, the marked-to-market value of the interest rate swap represented a liability of $1,300, which was recorded in other long-term liabilities with an offsetting adjustment to the hedged debt, reducing the total carrying value of the senior subordinated notes to $197,573 while at December 29, 2001, the marked-to-market value of the interest rate swap represented an asset of $6,070, which was recorded in other assets with an offsetting adjustment to the hedged debt, increasing the total carrying value of the senior subordinated notes to $204,899.

Note 8 — Segment Information

     The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company’s reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operates include: North America (United States and Canada); Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Other international (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, Thailand, Argentina, Brazil, Chile, Mexico, and Peru). Effective in fiscal year 2002, the Company combined its U.S. and Canadian operations and now reports these entities as its North America segment. The Company’s Canadian operations were previously reported under Other international operations. Prior year amounts have been reclassified to conform to the current segment structure. Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

     Financial information by geographic segment is as follows:

	As of and For the
	Thirteen Weeks Ended

	March 30,	March 31,
	2002	2001

Net sales:
North America
Sales to unaffiliated customers	$3,116,908	$4,354,582
Transfers between geographic areas	39,790	45,690
Europe	1,759,775	2,049,412
Other international	739,868	789,495
Eliminations	(39,790)	(45,690)

Total	$5,616,551	$7,193,489

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

	As of and For the
	Thirteen Weeks Ended

	March 30,	March 31,
	2002	2001

Income (loss) from operations:
North America	$23,342	$52,343
Europe	12,742	23,795
Other international	(5,246)	(5,668)

Total	$30,838	$70,470

Reorganization costs (included in income (loss) from operations) (Note 5):
North America	$996	$—
Europe	1,262	—
Other international	1,152	—

Total	$3,410	$—

Identifiable assets:
North America	$3,332,254	$3,876,803
Europe	969,481	1,151,277
Other international	384,891	676,047

Total	$4,686,626	$5,704,127

Capital expenditures:
North America	$12,135	$19,623
Europe	2,623	2,075
Other international	859	1,108

Total	$15,617	$22,806

Depreciation:
North America	$14,649	$17,655
Europe	4,177	4,269
Other international	1,739	1,417

Total	$20,565	$23,341

Goodwill amortization:
North America	$—	$1,609
Europe	—	1,260
Other international	—	2,802

Total	$—	$5,671

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data)
(Unaudited)

Note 9 — Commitments and Contingencies

     There are various claims, lawsuits and pending actions against the Company incident to the Company’s operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

     The Company has recorded deferred tax liabilities of $120,647 and $118,229 at March 30, 2002 and December 29, 2001, respectively, associated with the realized gains relating to its sales of Softbank common stock in fiscal years 2002, 2000 and 1999. The Softbank common stock was sold in the public market by certain of the Company’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of the sales, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from the Company’s advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for deferred tax liabilities unless the Company considers it probable that taxes will not be due. The level of opinions received from the Company’s advisors and its internal assessment did not allow it to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, the Company cannot currently determine when this matter will be finally resolved with the taxing authorities or if taxes will ultimately be paid. The Company’s federal income tax returns through fiscal year 1996 have been audited and closed. The U.S. IRS has initiated its audit of the Company’s federal income tax returns for fiscal years 1997 through 1999.

     Note 10 — New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 requires capitalizing asset retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of FAS 143 is required for the Company’s fiscal year beginning December 29, 2002. The Company is in the process of assessing what impact, if any, FAS 143 may have on its consolidated financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FAS 121 but retains many of its fundamental provisions. In addition, FAS 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of FAS 144 are effective for the Company’s fiscal year beginning December 30, 2001. The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In this Quarterly Report on Form 10-Q, we make statements that are forward-looking and other statements that are not historical facts. These forward-looking statements and other statements that are not historical facts are subject to a number of risks and uncertainties. Readers should carefully consider the important factors and the risks and uncertainties discussed in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Also see “Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2001.

     Starting in the first quarter of 2002, we combined our U.S. and Canadian regions, which will now be reported as our North American operations. Our Canadian operations were previously reported under geographic regions outside U.S. and Europe, or our Other international operations. Prior year amounts have been reclassified to conform with the current year presentation.

     The following table sets forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, for each of the periods indicated.

	Thirteen Weeks Ended

	March 30,		March 31,
	2002		2001

	(dollars in millions)
Net sales by geographic region:
North America	$3,117	55.5%	$4,355	60.5%
Europe	1,760	31.3	2,049	28.5
Other international	740	13.2	789	11.0

Total	$5,617	100.0%	$7,193	100.0%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended

	March 30,	March 31,
	2002	2001

Net sales	100.0%	100.0%
Cost of sales	94.6	94.7

Gross profit	5.4	5.3
Expenses:
Selling, general and administrative	4.8	4.3
Reorganization costs	0.1	—

Income from operations	0.5	1.0
Other expense (income), net	0.1	0.4

Income before income taxes and cumulative effect of adoption of a new accounting standard	0.4	0.6
Provision for income taxes	0.1	0.2

Income before cumulative effect of adoption of a new accounting standard	0.3	0.4
Cumulative effect of adoption of a new accounting standard	(5.0)	—

Net income (loss)	(4.7)%	0.4%

Thirteen Weeks Ended March 30, 2002 Compared to Thirteen Weeks Ended March 31, 2001

     Our consolidated net sales decreased 21.9% to $5.62 billion for the thirteen weeks ended March 30, 2002, or first quarter of 2002, from $7.19 billion for the thirteen weeks ended March 31, 2001, or first quarter of 2001. The decrease in net sales was primarily attributable to the slow demand for information technology, or IT, products and

Management’s Discussion and Analysis Continued

services throughout the world. This decline in demand, which initially surfaced in the fourth quarter of 2000, has continued to date and is expected to continue, and may worsen, in the near term.

     Net sales from our North American operations decreased 28.4% to $3.12 billion in the first quarter of 2002 from $4.35 billion in the first quarter of 2001 primarily due to the decline in demand for IT products and services, consistent with the continued softness of the U.S. economy. Net sales from our European operations decreased 14.1% (or 10.7% in local currencies) to $1.76 billion in the first quarter of 2002 from $2.05 billion in the first quarter of 2001 as a result of the continued softness in demand for technology products and services as well as weaker European currencies compared to the U.S. dollar. In our Other international operations, net sales decreased 6.3% to $740 million in the first quarter of 2002 from $789 million in the first quarter of 2001 primarily due to overall softness in demand for technology products and services in our Latin American and Asia-Pacific operations and the impact of the economic crisis in Argentina.

     Gross margin increased to 5.4% in the first quarter of 2002 from 5.3% in the first quarter of 2001. The improvement in our gross margin was primarily due to the effect of pricing policy changes to more appropriately reflect the value of services provided to our customers, additional fee-based services, and marketing programs. We continue to evaluate and modify certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors. As we evaluate our pricing policy changes made to date, and make future pricing policy changes, if any, we may experience moderated or negative sales growth in the near term. The softness in economies around the world, as well as increased competition, partially resulting from the economic slowdown, may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total selling, general and administrative expenses, or SG&A expenses, decreased 14.1% to $269.4 million in the first quarter of 2002 from $313.7 million in the first quarter of 2001. The decrease in our SG&A expenses was attributable primarily to the savings that resulted from our reorganization efforts discussed below, continued cost control measures, the lower volume of business and the elimination of approximately $5 million of amortization expense per quarter as a result of the adoption of a new accounting standard as explained below. However, as a result of the significant decline in our revenues, SG&A expenses as a percentage of net sales increased to 4.8% in the first quarter of 2002 from 4.3% in 2001. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term. However, because of the decline in our net sales, SG&A expenses as a percentage of net revenues are expected to remain above 4.0% over the near term.

     We initiated a broad-based reorganization plan in June 2001 with detailed actions implemented initially in North America and later in Europe and Other international to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies (see Note 5 to consolidated financial statements). These actions included restructuring of several functions, consolidation of facilities, and reductions of headcount. We continued to develop and implement detailed reorganization actions in the first quarter of 2002. As a result of our reorganization actions in 2001 and to date, we expect to save approximately $55 million to $70 million in costs annually, which have substantially been realized on a quarterly run rate basis.

     In connection with this reorganization effort, we recorded a charge of $3.4 million in the first quarter of 2002 ($1.0 million in North America, $1.3 million in Europe and $1.1 million in Other international). The reorganization charges represented facility consolidations in Europe and Other international operations and workforce reductions in North America, Europe and Other international operations. The reorganization charges included $1.8 million in employee termination benefits for approximately 215 employees ($1.0 million for approximately 105 employees in North America, $0.5 million for approximately 20 employees in Europe, and $0.3 million for approximately 90 employees in Other international) and $1.6 million for closing, downsizing and consolidating facilities ($0.8 million in Europe and $0.8 million in Other international). We anticipate that these initiatives will be substantially completed within twelve months from March 30, 2002. We also expect to implement additional detailed actions throughout 2002. These additional actions could result in significant reorganization and/or other charges as well as additional savings.

Management’s Discussion and Analysis Continued

     Income from operations, including reorganization costs, as a percentage of net sales decreased to 0.5% in the first quarter of 2002 compared to 1.0% in the first quarter of 2001. Income from operations, excluding reorganization costs, decreased as a percentage of net sales to 0.6% in the first quarter of 2002 from 1.0% in 2001. The decrease in our income from operations, excluding reorganization costs, as a percentage of net sales, was primarily due to the increase in SG&A expenses as a percentage of net sales, partially offset by our improvement in gross margin, both of which are discussed above. Our North America income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.8% in the first quarter of 2002 from 1.2% in 2001. Our European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.8% in the first quarter of 2002 from 1.2% in the first quarter of 2001. Our Other international loss from operations, excluding reorganization costs, as a percentage of net sales decreased to less than 0.6% in the first quarter of 2002 from a loss from operations of 0.7% in the first quarter of 2001.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities, gain on sale of available-for-sale securities and other non-operating gains and losses. For the first quarter of 2002, we recorded net other expense of $6.3 million, or 0.1% as a percentage of net sales, compared to $27.5 million for the first quarter of 2001, or 0.4% as a percentage of net sales in the first quarter of 2001. In March 2002, we sold our remaining shares of Softbank common stock for a pre-tax gain of approximately $6.5 million. No such transaction occurred in the first quarter of 2001. Excluding this gain, net other expense in the first quarter of 2002 decreased by $14.7 million or 53.3% compared to the first quarter of 2001. The decrease in net other expense was attributable to lower average borrowings in the first quarter of 2002 compared to the first quarter of 2001, partially offset by foreign exchange losses of $4.2 million in the first quarter of 2002 compared to $1.0 million in the first quarter of 2001, which was primarily due to the continued devaluation of the Argentina peso. The decrease in our average borrowings outstanding, including off-balance sheet debt resulting from utilization of our accounts receivable facilities, compared to the prior period primarily reflects our continued focus on managing working capital as well as the overall lower volume of business.

     Our provision for income taxes decreased 45.1% to $9.1 million in the first quarter of 2002 from $16.5 million in the first quarter of 2001, reflecting the 42.9% decrease in our income before income taxes and cumulative effect of adoption of a new accounting standard. Our effective tax rate was 37.0% in the first quarter of 2002 compared to 38.5% in the first quarter of 2001. The decrease in the effective tax rate in the first quarter of 2002 was primarily attributable to the elimination of goodwill amortization, a substantial portion of which was not deductible for tax purposes, and the change in the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

     Effective the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 eliminates the amortization of goodwill (approximately $5 million per quarter in 2001); and instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. As a result of these initial impairment tests, we recorded a one-time, noncash charge of $280.9 million, net of income taxes of $2.6 million for the cumulative effect of adoption of this new accounting standard, to reduce the carrying value of goodwill to its implied fair value in accordance with FAS 142. If actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, this could adversely affect our current valuations and may result in additional future impairment charges.

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as a reduction in demand in Europe during the summer months, increased Canadian government purchasing in the first quarter, and worldwide pre-holiday stocking in the retail channel during the September-to-November period;

•	competitive conditions in our industry, which may impact the prices charged by our suppliers and/or competitors and the prices we charge our customers;

Management’s Discussion and Analysis Continued

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization efforts;

•	the introduction by us or our competitors of new products and services offering improved features and functionality;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs, and may influence the willingness of customers and end-users to purchase products and services;

•	currency fluctuations in countries in which we operate; and

•	general economic conditions.

Given the general slowdown in the global economy and specifically the demand for IT products and services, these historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Liquidity and Capital Resources

Cash Flows

     We have financed our growth and cash needs largely through income from operations, borrowings, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, the sale of convertible debentures in June 1998 and senior subordinated notes in August 2001, and the sales of Softbank common stock in December 1999, January 2000 and March 2002.

     One of our ongoing objectives is to improve the use of working capital and put assets to work through increasing inventory turns and steady management of vendor payables and customer receivables. In this regard and in combination with the lower volume of business, we reduced our overall debt level in the first quarter of 2002, thereby lowering our overall debt-to-capitalization ratio, including off-balance sheet debt related to our accounts receivable financing programs, to 23.8% at March 30, 2002 compared to 26.7% and 41.4% at December 29, 2001 and March 31, 2001, respectively. Although we have realized significant improvements in working capital management and debt reduction and we continue to strive for further improvements, no assurance can be made that we will be able to maintain our current debt levels. The following is a detailed discussion of our cash flows for the first quarters of 2002 and 2001.

     Net cash provided by operating activities was $183.2 million in the first quarter of 2002 compared to net cash used by operating activities of $7.2 million in the first quarter of 2001. The significant increase in cash provided by operating activities in the first quarter of 2002 from net cash used by operating activities in the first quarter of 2001 was primarily attributable to a greater reduction in net working capital during the first quarter of 2002 compared to the first quarter of 2001. This was the result of our continued focus on working capital management and the lower volume of business in the first quarter of 2002.

     Net cash provided by investing activities was $16.1 million in the first quarter of 2002 compared to net cash used by investing activities of $20.3 million in the first quarter of 2001. The net cash provided by investing activities in the first quarter of 2002 was attributable to the proceeds of approximately $31.8 million from the sale of Softbank common stock, partially offset by capital expenditures of approximately $15.6 million. The net cash used by investing activities in the first quarter of 2001 was primarily due to capital expenditures of approximately $22.8 million.

Management’s Discussion and Analysis Continued

     Net cash used by financing activities was $93.4 million in the first quarter of 2002 and $34.0 million in the first quarter of 2001. Net cash used by financing activities in the first quarter of 2002 primarily resulted from the net repayments of our revolving credit and other debt facilities through cash provided by operations, continued focus on working capital management and the lower volume of business. Net cash used by financing activities in the first quarter of 2001 was primarily due to the net repayments of our revolving credit and other debt facilities.

Capital Resources

     Our cash and cash equivalents totaled $379.5 million and $273.1 million at March 30, 2002 and December 29, 2001, respectively.

     In March 2000, we entered into a revolving five-year accounts receivable securitization program in the U.S., which provides for the issuance of up to $700 million in commercial paper. In connection with this program, most of our U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program through the issuance of undivided interests in the pool of trade receivables to third parties. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown in our consolidated balance sheet as a separate caption under accounts receivable. At March 30, 2002 and December 29, 2001, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $65.0 million and $80.0 million, respectively.

     We also have other revolving facilities relating to accounts receivable in Europe and Canada which provide up to approximately $245 million of additional financing capacity. Under these programs, $89.5 million and $142.3 million of trade accounts receivable were sold to and held by third parties at March 30, 2002 and December 29, 2001, respectively, resulting in a further reduction of trade accounts receivable in our consolidated balance sheet.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., Europe and Canadian programs, or off-balance sheet debt, as of March 30, 2002 and December 29, 2001 totaled $154.5 million and $222.3 million, respectively. This decrease reflects our lower financing needs as a result of our lower volume of business and improvements in working capital management. The decrease in amounts sold to and held by third parties resulted in an increase in our retained interests in securitized receivables, partially offset by an overall decrease in receivables resulting from the lower volume of business. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements. Our financing capacity under these programs is dependent upon the level of our trade accounts receivable that may be sold through the accounts receivable financing programs. However, we believe that there are sufficient trade accounts receivable to support our financing needs under the U.S., European and Canadian accounts receivable financing programs.

     As is customary in trade accounts receivable securitization arrangements, credit ratings downgrading the third party issuer of commercial paper or a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of our financing capacity under these programs if the commercial paper issuer and/or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations. However, based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, and the remoteness of such contingencies, we believe it is unlikely that any of these risks will occur.

     On August 16, 2001, we sold $200.0 million of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million, net of issuance costs of approximately $3.7 million. Under the terms of these notes, we are required to comply with certain restrictive covenants, including restrictions on the incurrence of additional indebtedness, the amount of dividends we can pay and the amount of capital stock we can repurchase (see Note 7 to consolidated financial statements for further discussion on the terms for redemption).

Management’s Discussion and Analysis Continued

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on November 15, February 15, May 15 and August 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring more frequent posting of collateral and at minimum increments if our ratings decline to certain set levels (for example, the ratings condition is triggered if our S&P ratings decline to “B” or below or our Moody’s ratings decline to “B2” or below). At March 30, 2002, the marked-to-market value of the interest rate swap represented a liability of $1.3 million, which was recorded in other long-term liabilities with an offsetting adjustment to the hedged debt, reducing the total carrying value of the senior subordinated notes to $197.6 million while at December 29, 2001, the marked-to-market value of the interest rate swap represented an asset of $6.1 million, which was recorded in other assets with an offsetting adjustment to the hedged debt, increasing the total carrying value of the senior subordinated notes to $204.9 million.

     We and our subsidiaries outside the U.S. also have various lines of credit, commercial paper, short-term overdraft facilities and other senior credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $551 million and $585 million at March 30, 2002 and December 29, 2001, respectively. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 30, 2002 and December 29, 2001, we had borrowings of $150.3 million and $250.8 million, respectively, outstanding under these facilities.

     We have a revolving senior credit facility with a bank syndicate providing an aggregate credit availability of $500 million. Under this senior credit facility, we are required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. This senior credit facility also restricts the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. This senior credit facility expires in October 2002. At March 30, 2002 and December 29, 2001, we had approximately $0.2 million and $2.0 million, respectively, in outstanding borrowings under this credit facility. We continue to evaluate our long-range financing requirements including other alternatives to this senior credit facility; however, we cannot assure you that we will be able to access capital on terms acceptable to us to replace the full amount of this expiring credit facility.

     On June 9, 1998, we sold $1.3 billion aggregate principal amount at maturity of our zero coupon convertible senior debentures due 2018. Gross proceeds from the offering were $460.4 million, which represented a yield to maturity of 5.375% per annum. At March 30, 2002, our remaining convertible debentures had an outstanding balance of $0.4 million and were convertible into approximately 5,000 shares of our Class A Common Stock.

     Proceeds from stock option exercises provide us an additional source of cash. For the first quarters of 2002 and 2001, cash proceeds from the exercise of stock options totaled $6.9 million and $2.9 million, respectively.

     We have recorded deferred tax liabilities totaling $120.6 million and $118.2 million at March 30, 2002 and December 29, 2001, respectively, associated with realized gains on our sales of Softbank common stock (see Note 9 to consolidated financial statements). We cannot currently determine when or if these taxes will ultimately be paid. However, we believe that we will be able to fund any such taxes with our available sources of liquidity.

     In spite of the tightening of terms and availability of credit to business in general, we believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

Capital Expenditures

     We presently expect to spend approximately $100 million to $120 million in fiscal 2002 for capital expenditures.

Management’s Discussion and Analysis Continued

New Accounting Standards

     See Note 10 to consolidated financial statements.

Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements are based on our current expectations that involve certain risks, including, without limitation:

•	intense competition in North America and internationally;

•	failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	continued pricing and margin pressures;

•	the severe downturn in economic conditions (particularly purchases of technology products) may continue or worsen;

•	the potential for declines in inventory values and continued restrictive vendor terms and conditions;

•	significant credit loss resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	dependence on key individuals and inability to retain personnel;

•	disruptions due to reorganization activities;

•	difficulties and risks associated with integrating operations and personnel in acquisitions;

•	failure of information systems;

•	unavailability of adequate capital;

•	interest rate and foreign currency fluctuations;

•	inability to manage future adverse industry trends;

•	the potential termination of a supply agreement with a major supplier;

•	product supply shortages;

•	rapid product improvement and technological change and resulting obsolescence risks;

•	the potential decline as well as seasonal variations in demand for our products and services;

•	adverse impact of governmental controls and actions and political or economic instability on foreign operations;

•	changes in local, regional, and global economic conditions and practices;

•	dependence on independent shipping companies and risks relating to increased shipping costs and/or interruption of service from strikes or other labor issues; and

•	future terrorist or military actions.

     We have instituted in the past and continue to institute changes to our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 of our Annual Report on Form 10-K for the year ended December 29, 2001; other risks or uncertainties may be detailed from time to time in our future SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II. Other Information

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

No.	Description

99.02	Supplemental Financial Schedule

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 14, 2002 in connection with the issuance of its press release announcing financial results for the thirteen weeks and fifty-two weeks ended December 29, 2001.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.
By:	/s/ Thomas A. Madden

Name: Title:	Thomas A. Madden Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 14, 2002