Form 10-Q
period 2002-06-29
INGRAM MICRO INC
filed 2002-08-13
CIK 1018003

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-12203

Ingram Micro Inc.

(Exact name of Registrant as specified in its charter)

Delaware	62-1644402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 E. St. Andrew Place, Santa Ana, California 92705-4931

(Address, including zip code, of principal executive offices)

(714) 566-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The registrant had 150,469,181 shares of Class A Common Stock, par value $.01 per share, outstanding at June 29, 2002.

INGRAM MICRO INC.

INDEX

		Pages

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet at June 29, 2002 and December 29, 2001	3

	Consolidated Statement of Income for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001	4

	Consolidated Statement of Cash Flows for the twenty-six weeks ended June 29, 2002 and June 30, 2001	5

	Notes to Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Part II	Other Information

	Item 1. Legal Proceedings	26

	Item 2. Changes in Securities and Use of Proceeds	26

	Item 3. Defaults Upon Senior Securities	26

	Item 4. Submission of Matters to a Vote of Security Holders	26

	Item 5. Other Information	26

	Item 6. Exhibits and Reports on Form 8-K	27

	Signatures	27

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(Dollars in 000s, except per share data)

	June 29,	December 29,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$477,243	$273,059
Investment in available-for-sale securities	—	24,031
Accounts receivable:
Trade receivables	1,447,710	1,760,581
Retained interest in securitized receivables	584,305	537,376

Total accounts receivable (less allowances of $79,282 and $79,927)	2,032,015	2,297,957
Inventories	1,445,754	1,623,628
Other current assets	209,846	238,171

Total current assets	4,164,858	4,456,846
Property and equipment, net	299,984	303,833
Goodwill, net	231,794	508,227
Other	46,763	33,101

Total assets	$4,743,399	$5,302,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,287,646	$2,607,145
Accrued expenses	387,486	279,669
Current maturities of long-term debt	125,116	252,803

Total current liabilities	2,800,248	3,139,617
Convertible debentures	415	405
Senior subordinated notes	210,743	204,899
Deferred income taxes and other liabilities	84,804	89,788

Total liabilities	3,096,210	3,434,709

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 150,469,181 and 149,024,793 shares issued and outstanding	1,505	1,490
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	704,918	691,958
Retained earnings	971,356	1,227,945
Accumulated other comprehensive loss	(29,889)	(53,416)
Unearned compensation	(701)	(679)

Total stockholders’ equity	1,647,189	1,867,298

Total liabilities and stockholders’ equity	$4,743,399	$5,302,007

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	$5,352,774	$6,017,276	$10,969,325	$13,210,765
Cost of sales	5,059,683	5,701,666	10,372,567	12,510,960

Gross profit	293,091	315,610	596,758	699,805

Operating expenses:
Selling, general and administrative	261,780	291,736	531,199	605,461
Reorganization costs	5,370	19,056	8,780	19,056

	267,150	310,792	539,979	624,517

Income from operations	25,941	4,818	56,779	75,288

Other expense (income):
Interest income	(3,402)	(991)	(6,678)	(3,430)
Interest expense	8,205	13,483	15,249	32,274
Losses on sales of receivables	2,145	3,979	4,858	12,081
Gain on sale of available-for-sale securities	—	—	(6,535)	—
Other	5,001	3,047	11,358	6,089

	11,949	19,518	18,252	47,014

Income (loss) before income taxes, extraordinary item and cumulative effect of adoption of a new accounting standard	13,992	(14,700)	38,527	28,274
Provision for (benefit from) income taxes	5,177	(5,292)	14,255	11,253

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	8,815	(9,408)	24,272	17,021
Extraordinary loss on repurchase of debentures, net of income taxes	—	(2,610)	—	(2,610)
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	(280,861)	—

Net income (loss)	$8,815	$(12,018)	$(256,589)	$14,411

Basic earnings per share:
Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	$0.06	$(0.06)	$0.16	$0.12
Extraordinary loss on repurchase of debentures	—	(0.02)	—	(0.02)
Cumulative effect of adoption of a new accounting standard	—	—	(1.87)	—

Net income (loss)	$0.06	$(0.08)	$(1.71)	$0.10

Diluted earnings per share:
Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	$0.06	$(0.06)	$0.16	$0.12
Extraordinary loss on repurchase of debentures	—	(0.02)	—	(0.02)
Cumulative effect of adoption of a new accounting standard	—	—	(1.84)	—

Net income (loss)	$0.06	$(0.08)	$(1.68)	$0.10

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in 000s)
(Unaudited)

	Twenty-six Weeks Ended

	June 29,	June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(256,589)	$14,411
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	280,861	—
Depreciation	41,917	48,018
Amortization of goodwill	—	10,610
Noncash charges for write-off of property and equipment	1,763	—
Noncash charges for interest and compensation	668	6,146
Loss on repurchase of debentures, net of income taxes	—	2,610
Deferred income taxes	(15,746)	(16,270)
Pretax gain from sale of available-for-sale securities	(6,535)	—
Changes in operating assets and liabilities, net of acquisitions:
Changes in amounts sold under accounts receivable programs	(48,657)	(710,742)
Accounts receivable	419,803	750,980
Inventories	230,463	1,134,078
Other current assets	49,225	20,522
Accounts payable	(399,944)	(1,210,489)
Accrued expenses	39,125	(40,839)

Cash provided by operating activities	336,354	9,035

Cash flows from investing activities:
Purchase of property and equipment	(32,756)	(42,972)
Acquisitions, net of cash acquired	(6,095)	—
Net proceeds from sale of available-for-sale securities	31,840	—
Other	1,478	(1,659)

Cash used by operating activities	(5,533)	(44,631)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,717	8,512
Repurchase of convertible debentures	—	(224,977)
Net proceeds from (repayments of) other debt	(138,224)	54,944
Net borrowings (repayments) under revolving credit facilities	(2,000)	160,722

Cash used by financing activities	(131,507)	(799)

Effect of exchange rate changes on cash and cash equivalents	4,870	4,588

Increase (decrease) in cash and cash equivalents	204,184	(31,807)
Cash and cash equivalents, beginning of period	273,059	150,560

Cash and cash equivalents, end of period	$477,243	$118,753

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 1 — Organization and Basis of Presentation

     Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in distribution of information technology (“IT”) products and services worldwide. The Company operates in North America, Europe, Latin America and Asia Pacific.

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of June 29, 2002, and its results of operations and cash flows for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2001. The results of operations for the thirteen and twenty-six weeks ended June 29, 2002 may not be indicative of the results of operations that can be expected for the full year.

     Certain prior year balances have been reclassified to conform with the current year presentation. In addition, in fiscal year 2002, the Company combined its U.S. and Canadian operations and now reports these entities as its North American segment consistent with the Company’s current management organizational structure. The Company’s Canadian operations were previously reported under Other international operations.

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

     The composition of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	$8,815	$(9,408)	$24,272	$17,021

Weighted average shares	150,054,322	147,131,965	149,827,780	146,839,930

Basic earnings (loss) per share before extraordinary item and cumulative effect of adoption of a new accounting standard	$0.06	$(0.06)	$0.16	$0.12

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Weighted average shares including the dilutive effect of potential common shares (1,881,654 and 0 for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively, and 2,472,247 and 2,670,639 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively)	151,935,976	147,131,965	152,300,027	149,510,569

Diluted earnings (loss) per share before extraordinary item and cumulative effect of adoption of a new accounting standard	$0.06	$(0.06)	$0.16	$0.12

     At June 29, 2002 and June 30, 2001, there were $415 and $394, respectively, in Zero Coupon Convertible Senior Debentures that were convertible into approximately 5,000 shares of Class A Common Stock. For each of the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001, these potential shares were excluded from the computation of Diluted EPS because their effect would not be dilutive. Additionally, there were approximately 15,686,000 and 14,385,000 stock options and warrants for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively, and 15,453,000 and 6,016,000 stock options for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

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

     Total comprehensive income (loss) for the thirteen weeks ended June 29, 2002 and June 30, 2001 was $33,998 and ($24,838), respectively. Total comprehensive loss for the twenty-six weeks ended June 29, 2002 and June 30, 2001 was ($233,062) and ($14,770), respectively.

     The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at December 29, 2001	$(52,744)	$(672)	$(53,416)
Change in foreign currency translation adjustment	(2,328)	—	(2,328)
Unrealized holding gain arising during the quarter	—	4,789	4,789
Realized gain included in net income	—	(4,117)	(4,117)

Balance at March 30, 2002	(55,072)	—	(55,072)
Change in foreign currency translation adjustment	25,183	—	25,183

Balance at June 29, 2002	$(29,889)	$—	$(29,889)

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

Note 4 — Cumulative Effect of Adoption of a New Accounting Standard

     Effective the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 eliminates the amortization of goodwill; and instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. As a result of these impairment tests, the Company recorded a one-time, noncash charge of $280,861, net of income taxes of $2,633, to reduce the carrying value of goodwill to its implied fair value in accordance with FAS 142. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statement of income.

     The changes in the carrying amounts of goodwill for the twenty-six weeks ended June 29, 2002 are as follows:

	North		Other
	America	Europe	international	Total

Balance at December 29, 2001	$78,304	$75,510	$354,413	$508,227
Impairment charge upon adoption of FAS 142	—	(75,510)	(207,984)	(283,494)
Foreign currency translation	—	—	(145)	(145)

Balance at March 30, 2002	78,304	—	146,284	224,588
Acquisition of minority interest	—	—	7,001	7,001
Foreign currency translation	30	—	175	205

Balance at June 29, 2002	$78,334	$—	$153,460	$231,794

     In accordance with FAS 142, no amortization of goodwill was recorded for the thirteen and twenty-six weeks ended June 29, 2002. If amortization expense of $4,939 and $10,610 had not been recorded in the thirteen and twenty-six weeks ended June 30, 2001, respectively, net income (loss) for that period would have been $(7,125) or $(0.05) per diluted share and $24,923 or $0.17 per diluted share, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 5 — Reorganization Costs

     The Company initiated a broad-based reorganization plan in June 2001 with detailed actions implemented initially in North America and later in Europe and Other international to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. These actions included restructuring of several functions, consolidation of facilities, and reductions of headcount. The Company continued to develop this broad-based plan through the second quarter of 2002 and expects to implement additional detailed actions throughout 2002.

     The following table summarizes the Company’s reorganization charges taken for the twenty-six weeks ended June 29, 2002 and full year 2001 related to these actions:

		Employee
		Termination	Facility	Other
Quarter Ended	Headcount	Benefits	Costs	Costs	Total

June 29, 2002
North America	270	$1,629	$897	$—	$2,526
Europe	90	1,883	437	(392)	1,928
Other international	110	916	—	—	916

	470	4,428	1,334	(392)	5,370

March 30, 2002
North America	105	996	—	—	996
Europe	20	448	814	—	1,262
Other international	90	330	822	—	1,152

	215	1,774	1,636	—	3,410

Twenty-six weeks ended June 29, 2002	685	$6,202	$2,970	$(392)	$8,780

December 29, 2001
North America	110	$1,082	$49	$87	$1,218
Europe	120	2,505	4,941	966	8,412
Other international	70	729	234	17	980

	300	4,316	5,224	1,070	10,610

September 29, 2001
North America	65	413	6,274	—	6,687
Europe	150	1,189	1,316	1,785	4,290
Other international	35	768	—	—	768

	250	2,370	7,590	1,785	11,745

June 30, 2001
North America	1,480	9,292	8,490	402	18,184
Europe	120	732	115	25	872

	1,600	10,024	8,605	427	19,056

Full year 2001	2,150	$16,710	$21,419	$3,282	$41,411

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     The reorganization charge of $5,370 for the thirteen weeks ended June 29, 2002 includes $5,082 related to detailed actions taken in the second quarter of 2002 and net additional charges of $288 to reflect adjustments to the detailed actions in the second, third and fourth quarters of 2001. These adjustments are explained further under the following discussions of the reorganization actions below.

2002 Reorganization Actions

Quarter ended June 29, 2002

     The Company’s reorganization plan for the second quarter of 2002 primarily included workforce reductions in North America, Europe and Other international operations. The Company anticipates that these restructuring actions will be substantially completed within twelve months from June 29, 2002.

     The reorganization charges, related payment activities for the thirteen weeks ended June 29, 2002 and the remaining liability at June 29, 2002 are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		June 29,
	Costs	Liability	Adjustments	2002

Employee termination benefits	$4,428	$1,651	$—	$2,777
Facility costs	525	386	—	139
Other costs	129	34	—	95

Total	$5,082	$2,071	$—	$3,011

Quarter ended March 30, 2002

     The Company’s reorganization plan for the first quarter of 2002 included facility consolidations in Europe and Other international operations and workforce reductions in North America, Europe and Other international operations. The Company anticipates that these restructuring actions will be substantially completed within twelve months from March 30, 2002.

     The reorganization charges, related payment activities for the twenty-six weeks ended June 29, 2002 and the remaining liability at June 29, 2002 are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		June 29,
	Costs	Liability	Adjustments	2002

Employee termination benefits	$1,774	$1,353	$—	$421
Facility costs	1,636	1,481	—	155

Total	$3,410	$2,834	$—	$576

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

2001 Reorganization Actions

Quarter ended December 29, 2001

     The Company’s reorganization plan for the fourth quarter of 2001 focused primarily in Europe, and to a limited extent, in North America and Other international. This reorganization plan included facility consolidations, primarily in Europe and workforce reductions in North America, Europe and Other international. The Company anticipates that these restructuring actions will be substantially completed within twelve months from December 29, 2001.

     The payment activities and adjustments for the twenty-six weeks ended June 29, 2002 and the remaining liability at June 29, 2002 relating to the quarter ended December 29, 2001 restructuring actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		June 29,
	2001	Liability	Adjustments	2002

Employee termination benefits	$2,491	$1,579	$—	$912
Facility costs	2,111	58	(88)	1,965
Other costs	766	271	—	495

Total	$5,368	$1,908	$(88)	$3,372

The adjustment to facility costs reflects lower cost of terminating several leases in Europe and was recorded as a credit to reorganization expense in the consolidated statement of income for the second quarter of 2002.

Quarter ended September 29, 2001

     The Company’s reorganization plan for the third quarter of 2001 focused primarily in North America and Europe and, to a limited extent, Other international. This reorganization plan included facility consolidations in the Company’s North American headquarters and two warehouse and office facilities in Southern Europe, and headcount reductions in North America, Europe and Other international operations. The Company anticipates that these restructuring actions will be substantially completed within twelve months from September 29, 2001.

     The payment activities and adjustments for the twenty-six weeks ended June 29, 2002 and the remaining liability at June 29, 2002 relating to the quarter ended September 29, 2001 restructuring actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		June 29,
	2001	Liability	Adjustments	2002

Employee termination benefits	$7	$7	$—	$—
Facility costs	4,228	1,695	—	2,533
Other costs	1,344	728	(521)	95

Total	$5,579	$2,430	$(521)	$2,628

The adjustment to other costs reflects the favorable settlement of a contract termination in Europe and was recorded as a credit to reorganization expense in the consolidated statement of income for the second quarter of 2002.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Quarter ended June 30, 2001

     The Company’s reorganization plan for the second quarter of 2001 focused primarily in North America and, to a limited extent, in Europe and Other international operations. This reorganization plan included the closure of the Newark, California distribution center, downsizing the Miami, Florida distribution center, closing the returns processing centers in Santa Ana and Rancho Cucamonga, California and centralizing returns in the Harrisburg, Pennsylvania returns center; restructuring the North American sales force, consolidating the North American product management division; and reorganizing information technology resources. These restructuring actions were substantially completed at June 29, 2002.

     The payment activities and adjustments for the twenty-six weeks ended June 29, 2002 and the remaining liability at June 29, 2002 relating to the quarter ended June 30, 2001 restructuring actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		June 29,
	2001	Liability	Adjustments	2002

Employee termination benefits	$1,503	$931	$—	$572
Facility costs	2,525	1,306	897	2,116

Total	$4,028	$2,237	$897	$2,688

The adjustment to facility costs reflects higher cost of terminating the lease on the Miami distribution center due to lower than expected sublease income earned on the exited distribution center. This adjustment was recorded as a charge to reorganization expense in the consolidated statement of income for the second quarter of 2002.

Note 6 — Accounts Receivable

     In March 2000, the Company entered into a revolving five-year accounts receivable securitization financing program in the U.S., which provides for the issuance of up to $700,000 in commercial paper. In connection with this program, most of the Company’s U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program through the issuance of undivided interests in the pool of trade receivables to third parties. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At June 29, 2002 and December 29, 2001, the amount of undivided interests sold to and held by third parties totaled $65,000 and $80,000, respectively, under the U.S. program.

     The Company also has other revolving facilities relating to accounts receivable in Europe and Canada, which provide up to approximately $265,000 of additional financing capacity. Under these programs, $108,596 and $142,253 of trade accounts receivable were sold to and held by third parties at June 29, 2002 and December 29, 2001, respectively, resulting in a further reduction of trade accounts receivable in the Company’s consolidated balance sheet.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., Europe, and Canadian programs, or off-balance sheet debt, at June 29, 2002 and December 29, 2001 totaled $173,596 and $222,253, respectively.

     Losses in the amount of $2,145 and $3,979 for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively, and $4,858 and $12,081 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively, related to sales of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

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

     On August 16, 2001, the Company entered into interest rate swap agreements with two financial institutions, the effect of which was to swap the Company’s fixed rate obligation on the Company’s Senior Subordinated Notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payment of interest, which will be on February 15, May 15, August 15 and November 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreements. At June 29, 2002 and December 29, 2001, the marked-to-market value of the interest rate swap represented an asset of $11,826 and $6,070, respectively, which was recorded in other assets with an offsetting adjustment to the hedged debt, increasing the total carrying value of the senior subordinated notes to $210,743 and $204,899, respectively.

     Effective June 28, 2002, the Company entered into a three-year revolving secured credit facility for approximately $105 million with a financial institution that has an arrangement with a third party issuer of commercial paper. The facility requires certain commitment fees, and borrowings under the facility incur financing costs at rates indexed to LIBOR. The Company’s ability to access financing under this facility is dependent upon the level of trade accounts receivable of one of its European subsidiaries and the availability and level of market demand for commercial paper. If the third party issuer is unable to issue commercial paper, or the credit ratings of the issuer or the financial institution are downgraded, the Company could lose access to financing under this program. The Company had no outstanding borrowings under this facility as of June 29, 2002.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 8 — Segment Information

     The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company conducts distribution operations include: North America (United States and Canada); Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Other international (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, Thailand, Argentina, Brazil, Chile, Mexico, and Peru). Effective in fiscal year 2002, the Company combined its U.S. and Canadian operations and now reports these entities as its North American segment consistent with the Company’s current management organizational structure. The Company’s Canadian operations were previously reported under Other international operations. Prior year amounts have been reclassified to conform to the current segment structure. Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales:
North America
Sales to unaffiliated customers	$2,956,975	$3,691,474	$6,073,883	$8,046,056
Transfers between geographic areas	34,443	41,574	74,233	87,264
Europe	1,612,380	1,573,669	3,372,155	3,623,082
Other international	783,419	752,133	1,523,287	1,541,627
Eliminations	(34,443)	(41,574)	(74,233)	(87,264)

Total	$5,352,774	$6,017,276	$10,969,325	$13,210,765

Income (loss) from operations:
North America	$24,441	$7,712	$47,783	$60,192
Europe	(1,744)	781	10,998	24,576
Other international	3,244	(3,675)	(2,002)	(9,480)

Total	$25,941	$4,818	$56,779	$75,288

Reorganization costs (included in income (loss) from operations (Note 5)):
North America	$2,526	$18,184	$3,522	$18,184
Europe	1,928	872	3,190	872
Other international	916	—	2,068	—

Total	$5,370	$19,056	$8,780	$19,056

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	As of and for the		As of and for the
	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Identifiable assets:
North America	$3,350,971	$3,496,974	$3,350,971	$3,496,974
Europe	1,035,662	1,095,908	1,035,662	1,095,908
Other international	356,766	695,684	356,766	695,684

Total	$4,743,399	$5,288,566	$4,743,399	$5,288,566

Capital expenditures:
North America	$15,393	$15,115	$27,528	$34,738
Europe	782	3,733	3,405	5,808
Other international	964	1,318	1,823	2,426

Total	$17,139	$20,166	$32,756	$42,972

Depreciation:
North America	$14,959	$18,493	$29,607	$36,157
Europe	4,716	4,772	8,894	9,041
Other international	1,677	1,413	3,416	2,820

Total	$21,352	$24,678	$41,917	$48,018

Goodwill Amortization:
North America	$—	$1,616	$—	$3,225
Europe	—	556	—	1,816
Other international	—	2,767	—	5,569

Total	$—	$4,939	$—	$10,610

Note 9 — Commitments and Contingencies

     There are various claims, lawsuits and pending actions against the Company incident to the Company’s operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

     As is customary in the IT distribution industry, the Company has arrangements with certain finance companies that provide inventory financing facilities for its customers. In conjunction with certain of these arrangements, the Company has agreements with the finance companies that would require it to repurchase certain inventory which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

     At June 29, 2002 and December 29, 2001, the Company had recorded deferred tax liabilities of $120,647 and $118,229, respectively, associated with the realized gains relating to its sales of Softbank common stock. The Softbank common stock was sold in the public market by certain of the Company’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of the sales, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from the Company’s advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for deferred tax liabilities unless the Company considers it probable that taxes will not be due. The level of opinions received from the Company’s advisors and its internal assessment did not allow it to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, the Company cannot currently determine when this matter will be finally resolved with the taxing authorities or if taxes will ultimately be paid. The Company’s federal income tax returns through fiscal year 1996 have been audited and closed. The U.S. IRS has begun an audit process by initiating a survey of the Company’s federal income tax returns for fiscal years 1997 through 1999.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supersedes FAS 121 but retains many of its fundamental provisions. In addition, FAS 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of FAS 144 were effective for the Company’s fiscal year beginning December 30, 2001. The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“FAS 145”). FAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” It also amends FASB Statement No. 13, “Accounting for Leases,” to address certain lease modifications and requires sale-leaseback accounting for certain modifications. In addition, it makes other nonsubstantive technical corrections to existing authoritative pronouncements. Adoption of FAS 145 is required for the Company’s fiscal year beginning after December 29, 2002. The Company is in the process of assessing what impact, if any, FAS 145 may have on its consolidated financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of FAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company is in the process of assessing what impact, if any, FAS 146 may have on its consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In this Quarterly Report on Form 10-Q, we make statements that are forward-looking and other statements that are not historical facts. These forward-looking statements and other statements that are not historical facts are subject to a number of risks and uncertainties. Readers should carefully consider the important factors and the risks and uncertainties discussed in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Also see “Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 29, 2001.

     Starting in the first quarter of 2002, we combined our U.S. and Canadian regions, which are now reported as our North American operations, consistent with our current management organizational structure. Our Canadian operations were previously reported under geographic regions outside U.S. and Europe, or our Other international operations. Prior year amounts have been reclassified to conform to the current year presentation.

     The following table sets forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, for each of the periods indicated.

	Thirteen Weeks Ended				Twenty-six Weeks Ended

	June 29,		June 30,		June 29,		June 30,
	2002		2001		2002		2001

				(dollars in millions)
Net sales by geographic region:
North America	$2,957	55.2%	$3,691	61.3%	$6,074	55.4%	$8,046	60.9%
Europe	1,612	30.1	1,574	26.2	3,372	30.7	3,623	27.4
Other international	784	14.7	752	12.5	1,523	13.9	1,542	11.7

Total	$5,353	100.0%	$6,017	100.0%	$10,969	100.0%	$13,211	100.0%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks		Twenty-six Weeks
	Ended		Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.8	94.6	94.7

Gross profit	5.5	5.2	5.4	5.3
Operating expenses:
SG&A expenses	4.9	4.8	4.8	4.6
Reorganization costs	0.1	0.3	0.1	0.1

Income from operations	0.5	0.1	0.5	0.6
Other expense (income), net	0.2	0.3	0.2	0.4

Income (loss) before income taxes, extraordinary item and cumulative effect of adoption of a new accounting standard	0.3	(0.2)	0.3	0.2
Provision for (benefit from) income taxes	0.1	(0.0)	0.1	0.1

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	0.2	(0.2)	0.2	0.1
Extraordinary loss on repurchase of debentures, net of income taxes	—	(0.0)	—	(0.0)
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	(2.5)	—

Net income (loss)	0.2%	(0.2)%	(2.3)%	0.1%

Management’s Discussion and Analysis Continued

Thirteen Weeks Ended June 29, 2002 Compared to Thirteen Weeks Ended June 30, 2001

     Our consolidated net sales decreased 11.0% to $5.35 billion for the thirteen weeks ended June 29, 2002, or second quarter of 2002, from $6.02 billion for the thirteen weeks ended June 30, 2001, or second quarter of 2001. The decrease in net sales compared to the prior year was primarily attributable to the sluggish demand for information technology (“IT”) products and services throughout the world. This decline in demand, which initially surfaced in the fourth quarter of 2000, has continued to date and is expected to continue, and may worsen, in the near term. However, on a sequential basis from the first quarter of 2002, our net sales appear to be more in line with historical seasonal trends before the severe downturn in the IT industry. This seasonal trend may not continue. In addition, our net sales in the future may be negatively impacted if Hewlett-Packard Company (“HP”) decides to increase the level of business it transacts directly with end-users and/or resellers in different product categories, customer segments, and/or geographies. We generated approximately 39% of our net sales in fiscal 2001 from products purchased from three vendors. HP and Compaq Computer Company, which HP recently acquired, were two of these vendors.

     Net sales from our North American operations decreased 19.9% to $2.96 billion in the second quarter of 2002 from $3.69 billion in the second quarter of 2001 primarily due to the decline in demand for IT products and services, consistent with the continued softness of the economy in North America, as well as the decision of certain vendors to pursue a direct sales model. These trends may continue to adversely impact our net sales. Net sales from our European operations decreased approximately 2% in local currencies due to the continued softness in demand for IT products and services in most European countries, but when converted to U.S. dollars, net sales increased by 2.5% to $1.61 billion in the second quarter of 2002 from $1.57 billion in the second quarter of 2001, primarily reflecting the appreciation of European currencies compared to the U.S. dollar. In our Other international operations, net sales increased 4.2% to $784 million in the second quarter of 2002 from $752 million in the second quarter of 2001 primarily due to our Asia-Pacific region, which now has an improved infrastructure to support future growth.

     Gross margin increased to 5.5% in the second quarter of 2002 from 5.2% in the second quarter of 2001. The improvement in our gross margin was primarily due to the effect of changes in our inventory management processes, thereby reducing inventory losses; additional fee-based services; and vendor programs. We also continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we evaluate our pricing policy changes made to date, and make future pricing policy changes, if any, we may experience moderated or negative sales growth in the near term. The softness in economies around the world, as well as increased competition, partially resulting from the economic slowdown, may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total selling, general and administrative, or SG&A, expenses decreased 10.2% to $261.8 million in the second quarter of 2002 from $291.7 million in the second quarter of 2001. The decrease in our SG&A expenses was attributable primarily to the savings that resulted from our reorganization efforts discussed below, continued cost control measures, lower volume of business and elimination of approximately $5 million of goodwill amortization expense during the quarter as a result of the adoption of a new accounting standard (see Note 4 to consolidated financial statements). However, as a result of the significant decline in our revenues, SG&A expenses as a percentage of net sales increased to 4.9% in the second quarter of 2002 from 4.8% in 2001. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     We initiated a broad-based reorganization plan in June 2001 with detailed actions implemented initially in North America and later in Europe and Other international to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies (see Note 5 to consolidated financial statements). These actions included restructuring of several functions, consolidation of facilities, and reductions of headcount. We continued to develop and implement detailed reorganization actions in the second quarter of 2002. Our reorganization actions in 2001 and to date have generated a significant portion of the reduction in SG&A expenses we realized over the prior year.

     In connection with this reorganization effort, we recorded a charge of $5.4 million in the second quarter of 2002. This included $5.1 million for initiatives in the second quarter of 2002 and net adjustments of $0.3 million related to initiatives from 2001. The charge of $5.1 million for the second quarter of 2002 included $1.6 million in North America, $2.6 million in Europe and $0.9 million in Other international related primarily to workforce reductions in our North

Management’s Discussion and Analysis Continued

America, Europe and Other international operations. These charges included $4.4 million in employee termination benefits for approximately 470 employees ($1.6 million for approximately 270 employees in North America, $1.9 million for approximately 90 employees in Europe, and $0.9 million for approximately 110 employees in Other international), $0.6 million for closing, downsizing and consolidating facilities in Europe and $0.1 million of other costs associated with the reorganization. We anticipate that these initiatives will be substantially completed within twelve months from June 29, 2002. In addition, we recorded a net charge of $0.3 million, which consisted of a charge of $0.9 million to reflect the increase in the estimated loss on the lease for the Miami facility exited in connection with the detailed action from the second quarter of 2001 and credits of $0.5 million and $0.1 million to the costs associated with the detailed actions for the third and fourth quarters of 2001, respectively, as a result of more favorable settlements of lease and other contract terminations in Europe. In the second quarter of 2001, we recorded a restructuring charge of $19.1 million. This charge consisted of $10.1 million in employee termination benefits for approximately 1,600 employees; $8.6 million for closing, downsizing and consolidating certain distribution and returns processing centers, consisting primarily of future lease costs net of estimated sublease income and the write-off of related fixed assets; and $0.4 million of other costs associated with the reorganization. These initiatives had been substantially completed at June 29, 2002. We expect to implement additional detailed actions throughout the second half of 2002, such as our decision in July 2002 to close our configuration center in Memphis, Tennessee. These additional actions could result in significant reorganization costs, major cost-reduction program expenses and other charges as well as additional savings.

     Income from operations, including reorganization costs, as a percentage of net sales increased to 0.5% in the second quarter of 2002 compared to 0.1% in the second quarter of 2001. Income from operations, excluding reorganization costs, increased as a percentage of net sales to 0.6% in the second quarter of 2002 from 0.4% in 2001. The increase in our income from operations, excluding reorganization costs, as a percentage of net sales, was primarily due to our improvement in gross margin, partially offset by the increase in SG&A expenses as a percentage of net sales, both of which are discussed above. Our North American income from operations, excluding reorganization costs, as a percentage of net sales increased to 0.9% in the second quarter of 2002 from 0.7% in 2001. Our European income from operations, excluding reorganization costs, as a percentage of net sales decreased to less than 0.1% in the second quarter of 2002 from 0.1% in the second quarter of 2001. Our Other international income from operations, excluding reorganization costs, as a percentage of net sales increased to 0.5% in the second quarter of 2002 from a loss from operations of 0.5% in the second quarter of 2001.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities and other non-operating gains and losses. For the second quarter of 2002, we recorded net other expense of $11.9 million, or 0.2% as a percentage of net sales, compared to $19.5 million for the second quarter of 2001, or 0.3% as a percentage of net sales in the second quarter of 2001. The decrease in net other expense was attributable to higher interest income, resulting from the higher average cash and cash equivalents balances, and lower interest expense resulting from the lower average borrowings in the second quarter of 2002 compared to the second quarter of 2001. These amounts were partially offset by higher foreign exchange losses, primarily in Latin America, in the second quarter of 2002 compared to second quarter of 2001. The decrease in our average borrowings outstanding, including off-balance sheet debt resulting from utilization of our accounts receivable facilities, compared to the prior period primarily reflects our continued focus on managing working capital as well as the overall lower volume of business.

     Our effective tax provision rate was 37.0% in the second quarter of 2002 compared to an effective tax benefit rate of 36.0% in the second quarter of 2001. The change in our effective tax rate was primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions and the elimination of goodwill amortization, a substantial portion of which was not deductible for tax purposes.

     In June 2001, at the option of the holders, we repurchased more than 99% of our outstanding Zero Coupon Convertible Senior Debentures with a total carrying value of $220.8 million for $225.0 million in cash, resulting in an extraordinary loss of $2.6 million, net of tax benefits of $1.6 million. No such transaction occurred in the second quarter of 2002.

Management’s Discussion and Analysis Continued

Twenty-six Weeks Ended June 29, 2002 Compared to Twenty-six Weeks Ended June 30, 2001

     Net sales from our North American operations decreased 24.5% to $6.07 billion for the twenty-six weeks ended June 29, 2002, or first six months of 2002, from $8.05 billion for the twenty-six weeks ended June 30, 2001, or first six months of 2001. Net sales from our European operations decreased 6.9% (approximately 7% in local currencies) to $3.37 billion in the first six months of 2002 from $3.62 billion in the first six months of 2001. For our Other international operations, net sales decreased 1.2% to $1.52 billion in the first six months of 2002 from $1.54 billion in the first six months of 2001. Our consolidated net sales decreased 17.0% to $10.97 billion in the first six months of 2002, from $13.21 billion in the first six months of 2001. The decrease in worldwide net sales was primarily attributable to the same factors summarized in our discussion of net sales for the second quarters of 2002 and 2001.

     Gross margin increased to 5.4% in the first six months of 2002 from 5.3% in the first six months of 2001. The improvement in our gross margin was primarily attributable to the same factors summarized in our discussion of gross margin for the second quarters of 2002 and 2001.

     Total SG&A expenses decreased 12.3% to $531.2 million in the first six months of 2002 from $605.5 million in the first six months of 2001. The decrease in our SG&A expenses was attributable primarily to the savings that resulted from our reorganization efforts discussed below, continued cost control measures, lower volume of business and elimination of approximately $11 million of goodwill amortization expense during the first six months of 2002 as a result of the adoption of a new accounting standard. However, as a result of the recent significant decline in our revenues, SG&A expenses as a percentage of net sales increased to 4.8% in the first six months of 2002 from 4.6% in the same period last year. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     In connection with our reorganization efforts, we recorded a charge of $8.8 million for the first six months of 2002. This included $8.5 million for initiatives in the first and second quarters of 2002 and net adjustments of $0.3 million related to initiatives from 2001. The charge of $8.5 million for the first six months of 2002 included $6.2 million in employee termination benefits for approximately 685 employees and $2.2 million for closing, downsizing and consolidating facilities, consisting primarily of future lease costs net of estimated sublease income and $0.1 million of other costs associated with the reorganization. In addition, we recorded a net charge of $0.3 million, which consisted of a charge of $0.9 million to reflect the increase in the estimated loss on the lease for the Miami facility exited in connection with the detailed action from the second quarter of 2001 and credits of $0.5 million and $0.1 million to the costs associated with the detailed actions for the third and fourth quarters of 2001, respectively, as a result of more favorable settlements of lease and other contract terminations in Europe. We anticipate that these initiatives will be substantially completed within twelve months from the date of each initiative. In the first six months of 2001, we recorded a restructuring charge of $19.1 million. This charge consisted of $10.1 million in employee termination benefits for approximately 1,600 employees; $8.6 million for closing, downsizing and consolidating certain distribution and returns processing centers, consisting primarily of future lease costs net of estimated sublease income and the write-off of related fixed assets; and $0.4 million of other costs associated with the reorganization. These initiatives had been substantially completed at June 29, 2002. We expect to implement additional detailed actions throughout 2002, such as our decision in July 2002 to close our configuration center in Memphis, Tennessee. These additional actions could result in significant reorganization costs, major cost-reduction program expenses and other charges as well as additional savings.

     Income from operations, including reorganization costs, decreased as a percentage of net sales to 0.5% in the first six months of 2002 from 0.6% in the first six months of 2001. Income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.6% in the first six months of 2002 from 0.7% in the first six months of 2001. The decrease in our income from operations, excluding reorganization costs, as a percentage of net sales, was primarily due to the increase in SG&A expenses as a percentage of net sales, partially offset by our improvement in gross margin, both of which are discussed above. North American income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.8% in the first six months of 2002 from 1.0% in the first six months of 2001. European income from operations, excluding reorganization costs, as a percentage of net sales decreased to 0.4 % in the first six months of 2002 from 0.7% in the first six months of 2001. For Other international operations, income from operations, excluding reorganization costs, as a percentage of net sales was less than 0.1% in the first six months of 2002 compared to a loss from operations of 0.6% in the first six months of 2001.

Management’s Discussion and Analysis Continued

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities, gain on sale of available-for-sale securities and other non-operating gains and losses. For the first six months of 2002, we recorded net other expense of $18.3 million, or 0.2% as a percentage of net sales, compared to $47.0 million for the first six months of 2001, or 0.4% as a percentage of net sales in the first six months of 2001. In the first six months of 2002, we sold our remaining shares of Softbank common stock for a pre-tax gain of approximately $6.5 million. No such transaction occurred in the first six months of 2001. Excluding this gain, net other expense in the first six months of 2002 decreased by $22.2 million or 47.3% compared to the first six months of 2001. The decrease in net other expense was attributable to higher interest income, resulting from the higher average cash and cash equivalents balances, and lower interest expense resulting from the lower average borrowings in the first six months of 2002 compared to the first six months of 2001. These amounts were partially offset by higher foreign exchange losses, primarily in Latin America, in the first six months of 2002 compared to the first six months of 2001. The decrease in our average borrowings outstanding, including off-balance sheet debt resulting from utilization of our accounts receivable facilities, compared to the prior period primarily reflects our continued focus on managing working capital as well as the overall lower volume of business.

     Our effective tax provision rate was 37.0% in the first six months of 2002 compared to an effective tax provision rate of 39.8% in the first six months of 2001. The change in our effective tax rate was primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions and the elimination of goodwill amortization, a substantial portion of which was not deductible for tax purposes.

     In June 2001, at the option of the holders, we repurchased more than 99% of our outstanding Zero Coupon Convertible Senior Debentures with a total carrying value of $220.8 million for $225.0 million in cash, resulting in an extraordinary loss of $2.6 million, net of tax benefits of $1.6 million, for the first six months of 2001.

     Effective the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 eliminates the amortization of goodwill (approximately $5 million per quarter in 2001); and instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. As a result of these initial impairment tests, we recorded a one-time, noncash charge of $280.9 million, net of income taxes of $2.6 million for the cumulative effect of adoption of this new accounting standard, to reduce the carrying value of goodwill to its implied fair value in accordance with FAS 142. If actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, this could adversely affect our current valuations and may result in additional future impairment charges.

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as a reduction in demand in Europe during the summer months, increased Canadian government purchasing in the first quarter, and worldwide pre-holiday stocking in the retail channel during the September-to-November period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization efforts, including expenses and/or charges;

Management’s Discussion and Analysis Continued

•	the introduction by us or our competitors of new products and services offering improved features and functionality;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs, and may influence the willingness of customers and end-users to purchase products and services;

•	currency fluctuations in countries in which we operate; and

•	general economic conditions.

Given the general slowdown in the global economy and specifically the demand for IT products and services, these historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Liquidity and Capital Resources

Cash Flows

We have financed our operations largely through income from operations, borrowings, sales of accounts receivable through established accounts receivable financing facilities, trade and supplier credit, the sale of convertible debentures in June 1998 and senior subordinated notes in August 2001, and the sales of Softbank common stock in December 1999, January 2000 and March 2002.

     One of our ongoing objectives is to improve the use of working capital and put assets to work through increasing inventory turns and steady management of vendor payables and customer receivables. In this regard, and in combination with the lower volume of business, we reduced our overall debt level in the second quarter of 2002 compared to December 29, 2001 and June 30, 2001, thereby lowering our overall debt-to-capitalization ratio, including off-balance sheet debt related to our accounts receivable financing programs, to 23.6% at June 29, 2002 compared to 26.7% and 28.2% at December 29, 2001 and June 30, 2001, respectively. Although we have realized significant improvements in working capital management and debt reduction over the last several quarters and as we continue to strive for further improvements, no assurance can be made that we will be able to maintain our current debt levels. The following is a detailed discussion of our cash flows for the first six months of 2002 and 2001.

     Net cash provided by operating activities was $336.4 million in the first six months of 2002 compared to $9.0 million in the first six months of 2001. The significant increase in cash provided by operating activities in the first six months of 2002 was primarily attributable to a greater reduction in net working capital during the first six months of 2002 compared to the first six months of 2001. This was the result of our continued focus on working capital management and the lower volume of business in the first six months of 2002 compared to the first six months of 2001.

     Net cash used by investing activities was $5.5 million in the first six months of 2002 compared to $44.6 million in the first six months of 2001. The net cash used by investing activities in the first six months of 2002 was primarily attributable to capital expenditures of approximately $32.8 million, partially offset by the proceeds of approximately $31.8 million from the sale of Softbank common stock. The net cash used by investing activities in the first six months of 2001 was primarily due to capital expenditures of approximately $43.0 million.

     Net cash used by financing activities was $131.5 million in the first six months of 2002 compared to $0.8 million in the first six months of 2001. Net cash used by financing activities in the first six months of 2002 primarily resulted from the net repayments of our revolving credit and other debt facilities primarily through cash provided by operations, continued focus on working capital management and the lower volume of business. Net cash used by financing activities in the first six months of 2001 primarily consisted of approximately $225.0 million used to repurchase convertible debentures offset by proceeds from revolving credit facilities and other debt.

Management’s Discussion and Analysis Continued

Capital Resources

     Our cash and cash equivalents totaled $477.2 million and $273.1 million at June 29, 2002 and December 29, 2001, respectively.

     In March 2000, we entered into a revolving five-year accounts receivable securitization financing program in the U.S., which provides for the issuance of up to $700 million in commercial paper. In connection with this program, most of our U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program through the issuance of undivided interests in the pool of trade receivables to third parties. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown in our consolidated balance sheet as a separate caption under accounts receivable. At June 29, 2002 and December 29, 2001, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $65.0 million and $80.0 million, respectively.

     We also have other revolving facilities relating to accounts receivable in Europe and Canada, which provide up to approximately $265 million of additional financing capacity. Under these programs, $108.6 million and $142.3 million of trade accounts receivable were sold to and held by third parties at June 29, 2002 and December 29, 2001, respectively, resulting in a further reduction of trade accounts receivable in our consolidated balance sheet.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., European and Canadian programs, or off-balance sheet debt, as of June 29, 2002 and December 29, 2001 totaled $173.6 million and $222.3 million, respectively. This decrease reflects our lower financing needs as a result of our lower volume of business and improvements in working capital management. The decrease in amounts sold to and held by third parties resulted in an increase in our retained interests in securitized receivables, partially offset by an overall decrease in receivables resulting from the lower volume of business. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements. Our financing capacity under these programs is dependent upon the level of our trade accounts receivable that may be sold through the accounts receivable financing programs. However, we believe that there are sufficient trade accounts receivable to support our anticipated financing needs under the U.S., European and Canadian accounts receivable financing programs.

     As is customary in trade accounts receivable securitization arrangements, credit ratings downgrading of the third party issuer of commercial paper or a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change or loss of our financing capacity under these programs if the commercial paper issuer and/or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition and results of operations. However, based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, and the remoteness of such contingencies, we believe it is unlikely that any of these risks will materialize in the near term.

     On August 16, 2001, we sold $200 million of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million, net of issuance costs of approximately $3.7 million. Under the terms of these notes, we are required to comply with certain restrictive covenants, including restrictions on the incurrence of additional indebtedness, the amount of dividends we can pay and the amount of capital stock we can repurchase (see Note 7 to consolidated financial statements for further discussion of the terms for redemption).

Management’s Discussion and Analysis Continued

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on February 15, May 15, August 15 and November 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring more frequent posting of collateral and at minimum increments if our credit ratings decline to certain set levels (for example, the ratings condition is triggered if our S&P rating declines to “B” or below or our Moody’s rating declines to “B2” or below). At June 29, 2002 and December 29, 2001, the marked-to-market value of the interest rate swap represented an asset of $11.8 million and $6.1 million, respectively, which was recorded in other assets with an offsetting adjustment to the hedged debt, increasing the total carrying value of the senior subordinated notes to $210.7 million and $204.9 million, respectively.

     Effective June 28, 2002, we entered into a three-year revolving secured credit facility for approximately $105 million with a financial institution that has an arrangement with a third party issuer of commercial paper. The facility requires certain commitment fees, and borrowings under the facility incur financing costs at rates indexed to LIBOR. Our ability to access financing under this facility is dependent upon the level of trade accounts receivable of one of our European subsidiaries and the availability and level of market demand for commercial paper. If the third party issuer is unable to issue commercial paper, or the credit ratings of the issuer or the financial institution are downgraded, we could lose access to financing under this program. We had no outstanding borrowings under this facility as of June 29, 2002.

     We and our subsidiaries outside of North America also have various lines of credit, commercial paper, short-term overdraft facilities and other senior credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $551 million and $585 million at June 29, 2002 and December 29, 2001, respectively. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 29, 2002 and December 29, 2001, we had borrowings of $125.1 million and $250.8 million, respectively, outstanding under these facilities.

     We have a $500 million revolving senior credit facility with a bank syndicate, which expires in October 2002. Under this senior credit facility, we are required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. This senior credit facility also restricts the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. At June 29, 2002 and December 29, 2001, we had $0 and $2.0 million, respectively, of borrowings under this credit facility. In addition, up to 25% of the facility may be used to support letters of credit. At June 29, 2002, letters of credit totaling approximately $110 million had been issued under this facility to certain vendors to support purchases by our subsidiaries. We continue to evaluate our long-range financing requirements, including other alternatives to this senior credit facility; however, we offer no assurance that we will be able to access capital on terms acceptable to us, or replace the full amount of this expiring credit facility with other financing.

     On June 9, 1998, we sold $1.3 billion aggregate principal amount at maturity of our zero coupon convertible senior debentures due 2018. Gross proceeds from the offering were $460.4 million, which represented a yield to maturity of 5.375% per annum. At both June 29, 2002 and December 29, 2001, our remaining convertible debentures had an outstanding balance of $0.4 million and were convertible into approximately 5,000 shares of our Class A Common Stock.

     Proceeds from stock option exercises provide us an additional source of cash. For the first six months of 2002 and 2001, cash proceeds from the exercise of stock options totaled $8.7 million and $8.5 million, respectively.

     We have recorded deferred tax liabilities totaling $120.6 million and $118.2 million at June 29, 2002 and December 29, 2001, respectively, associated with realized gains on our sales of Softbank common stock (see Note 9 to consolidated financial statements). We cannot currently determine when or if these taxes will ultimately be paid. However, we believe that we will be able to fund any such taxes with our available sources of liquidity.

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

Management’s Discussion and Analysis Continued

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

Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements are based on our current expectations that involve certain risks, including, without limitation:

•	intense competition in North America and internationally, including the decision of certain vendors to increase their amount of direct sales;

•	failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	continued pricing and margin pressures;

•	the severe downturn in economic conditions (particularly purchases of technology products) may continue or worsen;

•	the potential for declines in inventory values and continued restrictive vendor terms and conditions;

•	significant credit loss resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	dependence on key individuals and inability to retain personnel;

•	disruptions and expenses caused by reorganization activities;

•	difficulties and risks associated with integrating operations and personnel in acquisitions;

•	failure of information systems;

•	unavailability of adequate capital;

•	interest rate and foreign currency fluctuations;

•	inability to manage future adverse industry trends;

•	the potential termination of a supply agreement with a major supplier;

•	product supply shortages;

•	rapid product improvement and technological change and resulting obsolescence risks;

•	the potential decline as well as seasonal variations in demand for our products and services;

•	adverse impact of governmental controls and actions and political or economic instability on foreign operations;

•	changes in local, regional, and global economic conditions and practices;

•	dependence on independent shipping companies and risks relating to increased shipping costs and/or interruption of service from strikes or other labor issues; and

•	future terrorist or military actions.

     We have instituted in the past and continue to institute changes to our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 of our Annual Report on Form 10-K for the year ended December 29, 2001. Other risks or uncertainties may be detailed from time to time in our future SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes for the six-month period ended June 29, 2002. For a further discussion of the quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 29, 2001.

Part II. Other Information

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of the Shareowners was held on May 30, 2002.

b)	The election of two directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each such individual elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareowners in 2005.

Nominee		Number of Votes

Kent B. Foster	For	118,591,065
	Withheld/Against	14,714,744
	Abstentions	0
	Broker Non-Votes	0

Martha R. Ingram	For	130,620,534
	Withheld/Against	2,685,275
	Abstentions	0
	Broker Non-Votes	0

c)	Also at the Annual Meeting, our shareowners approved the Ingram Micro Inc. Executive Incentive Plan. The following table lists the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Item		Number of Votes

Ingram Micro Inc. Executive Incentive Plan	For Withheld/Against Abstentions Broker Non-Votes	116,390,223 2,118,475 586,179 14,210,932

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

No.	Description

3.02	Amended and Restated Bylaws of Ingram Micro Inc. (as of May 30, 2002)

10.43	Amendment No. 3 to the Board Representation Agreement

10.44	Ingram Micro Inc. Executive Incentive Plan

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 26, 2002 in connection with the issuance of its press release announcing financial results for the quarter ended March 30, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

	By:	/s/ Thomas A. Madden

	Name: Title:	Thomas A. Madden Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
August 13, 2002