Form 10-Q
period 2002-09-28
INGRAM MICRO INC
filed 2002-11-12
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The registrant had 150,624,406 shares of Class A Common Stock, par value $.01 per share, outstanding at September 28, 2002.

INGRAM MICRO INC.

INDEX

Pages

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet at September 28, 2002 and December 29, 2001	3

Consolidated Statement of Income for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001	4

Consolidated Statement of Cash Flows for the thirty-nine weeks ended September 28, 2002 and September 29, 2001	5

Notes to Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

Part II. Other Information

Item 1.Legal Proceedings	32

Item 2.Changes in Securities and Use of Proceeds	32

Item 3.Defaults Upon Senior Securities	32

Item 4.Submission of Matters to a Vote of Security Holders	32

Item 5.Other Information	32

Item 6.Exhibits and Reports on Form 8-K	32

Signatures	33

Certifications	34-35

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)

	September 28,	December 29,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$387,341	$273,059

Investment in available-for-sale securities	—	24,031

Accounts receivable:

Trade receivables	1,585,761	1,760,581

Retained interest in securitized receivables	530,409	537,376

Total accounts receivable (less allowances of $82,748 and $79,927)	2,116,170	2,297,957

Inventories	1,500,903	1,623,628

Other current assets	207,909	238,171

Total current assets	4,212,323	4,456,846

Property and equipment, net	270,349	303,833

Goodwill, net	231,720	508,227

Other	51,271	33,101

Total assets	$4,765,663	$5,302,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,350,402	$2,607,145

Accrued expenses	374,593	279,669

Current maturities of long-term debt	95,624	252,803

Total current liabilities	2,820,619	3,139,617

Convertible debentures	421	405

Long-term debt	15,647	—

Senior subordinated notes	216,131	204,899

Deferred income taxes and other liabilities	79,420	89,788

Total liabilities	3,132,238	3,434,709

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:

Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—

Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 150,624,406 and 149,024,793 shares issued and outstanding	1,506	1,490

Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—

Additional paid-in capital	705,972	691,958

Retained earnings	963,035	1,227,945

Accumulated other comprehensive loss	(36,531)	(53,416)

Unearned compensation	(557)	(679)

Total stockholders’ equity	1,633,425	1,867,298

Total liabilities and stockholders’ equity	$4,765,663	$5,302,007

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	$5,600,231	$5,833,417	$16,569,556	$19,044,182

Cost of sales	5,296,538	5,525,777	15,669,105	18,036,737

Gross profit	303,693	307,640	900,451	1,007,445

Operating expenses:

Selling, general and administrative	283,469	282,172	814,668	887,633

Reorganization costs	22,807	11,745	31,587	30,801

Special items	—	19,393	—	19,393

	306,276	313,310	846,255	937,827

Income (loss) from operations	(2,583)	(5,670)	54,196	69,618

Other expense (income):

Interest income	(2,789)	(2,560)	(9,467)	(5,990)

Interest expense	7,614	10,118	22,863	42,392

Losses on sales of receivables	2,674	3,671	7,532	15,752

Net foreign currency exchange loss	864	921	8,148	2,603

Gain on sale of available-for-sale securities	—	—	(6,535)	—

Other	2,261	4,248	6,335	8,655

	10,624	16,398	28,876	63,412

Income (loss) before income taxes, extraordinary item and cumulative effect of adoption of a new accounting standard	(13,207)	(22,068)	25,320	6,206

Provision for (benefit from) income taxes	(4,886)	(8,739)	9,369	2,514

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	(8,321)	(13,329)	15,951	3,692

Extraordinary loss on repurchase of debentures, net of income taxes	—	—	—	(2,610)

Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	(280,861)	—

Net income (loss)	$(8,321)	$(13,329)	$(264,910)	$1,082

Basic earnings per share:

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	$(0.06)	$(0.09)	$0.11	$0.03

Extraordinary loss on repurchase of debentures	—	—	—	(0.02)

Cumulative effect of adoption of a new accounting standard	—	—	(1.87)	—

Net income (loss)	$(0.06)	$(0.09)	$(1.76)	$0.01

Diluted earnings per share:

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	$(0.06)	$(0.09)	$0.10	$0.03

Extraordinary loss on repurchase of debentures	—	—	—	(0.02)

Cumulative effect of adoption of a new accounting standard	—	—	(1.84)	—

Net income (loss)	$(0.06)	$(0.09)	$(1.74)	$0.01

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirty-nine Weeks Ended

	September 28,	September 29,
	2002	2001

Cash flows from operating activities:

Net income (loss)	$(264,910)	$1,082

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Cumulative effect of adoption of a new accounting standard, net of income taxes	280,861	—

Depreciation	74,307	72,022

Amortization of goodwill	—	15,875

Noncash charges for write-off of property and equipment	4,956	16,662

Noncash charges for interest and compensation	1,081	6,626

Loss on repurchase of debentures, net of income taxes	—	2,610

Deferred income taxes	(21,627)	(27,338)

Pretax gain from sale of available-for-sale securities	(6,535)	—

Changes in operating assets and liabilities, net of acquisitions:

Changes in amounts sold under accounts receivable programs	(132,253)	(700,478)

Accounts receivable	419,058	697,277

Inventories	160,737	1,293,359

Other current assets	39,715	26,714

Accounts payable	(321,127)	(1,235,604)

Accrued expenses	28,703	(7,196)

Cash provided by operating activities	262,966	161,611

Cash flows from investing activities:

Purchase of property and equipment	(42,539)	(67,581)

Proceeds from sale of property and equipment	—	20,289

Acquisitions, net of cash acquired	(6,095)	(15,923)

Net proceeds from sale of available-for-sale securities	31,840	—

Other	2,095	7,393

Cash used by investing activities	(14,699)	(55,822)

Cash flows from financing activities:

Proceeds from exercise of stock options	9,708	14,071

Repurchase of convertible debentures	—	(224,977)

Net proceeds from issuance of senior subordinated notes	—	195,084

Net repayments of other debt	(148,623)	(74,813)

Net repayments under revolving credit facilities	(2,000)	(41,671)

Cash used by financing activities	(140,915)	(132,306)

Effect of exchange rate changes on cash and cash equivalents	6,930	(17,940)

Increase (decrease) in cash and cash equivalents	114,282	(44,457)

Cash and cash equivalents, beginning of period	273,059	150,560

Cash and cash equivalents, end of period	$387,341	$106,103

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 1 — Organization and Basis of Presentation

         Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and services worldwide. The Company operates in North America, Europe, Latin America and Asia Pacific.

         The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of September 28, 2002, and its results of operations and cash flows for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2001. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 may not be indicative of the results of operations that can be expected for the full year.

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

         The composition of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	$(8,321)	$(13,329)	$15,951	$3,692

Weighted average shares	150,498,529	147,791,050	150,055,519	147,179,572

Basic earnings (loss) per share before extraordinary item and cumulative effect of adoption of a new accounting standard	$(0.06)	$(0.09)	$0.11	$0.03

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Weighted average shares including the dilutive effect of potential common shares (0 for both of the thirteen weeks ended September 28, 2002 and September 29, 2001 and 2,181,697 and 2,422,488 for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively)	150,498,529	147,791,050	152,237,216	149,602,060

Diluted earnings (loss) per share before extraordinary item and cumulative effect of adoption of a new accounting standard	$(0.06)	$(0.09)	$0.10	$0.03

         At September 28, 2002 and September 29, 2001, there were $421 and $399, respectively, in zero coupon convertible senior debentures that were convertible into approximately 5,000 shares of Class A Common Stock. For each of the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001, these potential shares were excluded from the computation of Diluted EPS because their effect would not be dilutive. Additionally, there were approximately 25,696,000 and 14,588,000 stock options and warrants for the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively, and 15,251,000 and 6,820,000 stock options and warrants for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

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

         Total comprehensive loss for the thirteen weeks ended September 28, 2002 and September 29, 2001 was $14,963 and $19,301, respectively. Total comprehensive loss for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 was $248,025 and $34,071, respectively.

         The components of accumulated other comprehensive loss are as follows:

	Foreign	Unrealized	Accumulated
	currency	gain (loss) on	other
	translation	available-for-	comprehensive
	adjustment	sale securities	income (loss)

Balance at December 29, 2001	$(52,744)	$(672)	$(53,416)

Change in foreign currency translation adjustment	(2,328)	—	(2,328)

Unrealized holding gain arising during the quarter	—	4,789	4,789

Realized gain included in net income	—	(4,117)	(4,117)

Balance at March 30, 2002	(55,072)	—	(55,072)

Change in foreign currency translation adjustment	25,183	—	25,183

Balance at June 29, 2002	(29,889)	—	(29,889)

Change in foreign currency translation adjustment	(6,642)	—	(6,642)

Balance at September 28, 2002	$(36,531)	$—	$(36,531)

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

Note 4 – Cumulative Effect of Adoption of a New Accounting Standard

         Effective the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 eliminates the amortization of goodwill. Instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. As a result of these impairment tests, the Company recorded a noncash charge of $280,861, net of income taxes of $2,633, to reduce the carrying value of goodwill to its implied fair value in accordance with FAS 142. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statement of income.

         The changes in the carrying amounts of goodwill for the thirty-nine weeks ended September 28, 2002 are as follows:

	North		Other
	America	Europe	international	Total

Balance at December 29, 2001	$78,304	$75,510	$354,413	$508,227

Impairment charge upon adoption of FAS 142	—	(75,510)	(207,984)	(283,494)

Foreign currency translation	—	—	(145)	(145)

Balance at March 30, 2002	78,304	—	146,284	224,588

Acquisition of minority interest	—	—	7,001	7,001

Foreign currency translation	30	—	175	205

Balance at June 29, 2002	78,334	—	153,460	231,794

Foreign currency translation	(24)	—	(50)	(74)

Balance at September 28, 2002	$78,310	$—	$153,410	$231,720

         In accordance with FAS 142, no amortization of goodwill was recorded for the thirteen and thirty-nine weeks ended September 28, 2002. If amortization expense of $5,265 and $15,875 had not been recorded in the thirteen and thirty-nine weeks ended September 29, 2001, respectively, net income (loss) for that period would have been $(8,113) or $(0.05) per diluted share and $16,810 or $0.11 per diluted share, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 5 – Reorganization and Profit-Enhancement Program Costs

         In June 2001, the Company initiated a broad-based reorganization plan to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program has resulted in restructuring of several functions, consolidation of facilities, and reductions of workforce worldwide in each of the quarters through June 2002. In September 2002, the Company announced a comprehensive profit-enhancement program to further accelerate its ongoing business improvement program, which is designed to improve operating income through enhancements in gross margins and reductions of selling, general and administrative expenses. Key components of this initiative include enhanced and/or rationalization of vendor and customer programs, optimization of facilities, geographic consolidation and administrative restructuring. The program announced in September 2002 is expected to result in incremental costs of approximately $140,000 (approximately $88,000 after income taxes) recorded over the next several quarters through December 2003. These costs are expected to be recorded in costs of sales, selling, general and administrative expenses, and reorganization costs.

Reorganization costs

         Within the context of the broad-based reorganization plan and comprehensive profit-enhancement program, the Company has developed and implemented detailed plans for restructuring actions. The following table summarizes the Company’s reorganization costs for each of the three quarters ended September 28, 2002 and for each of the quarters in the year ended December 29, 2001 resulting from the detailed actions initiated under the broad-based reorganization plan and profit-enhancement program:

		Employee
	Headcount	Termination	Facility	Other
Quarter Ended	Reduction	Benefits	Costs	Costs	Total

September 28, 2002

North America	265	$2,435	$15,470	$—	$17,905

Europe	165	2,482	1,324	775	4,581

Other international	95	471	(141)	(9)	321

Subtotal	525	5,388	16,653	766	22,807

June 29, 2002

North America	270	1,629	897	—	2,526

Europe	90	1,883	437	(392)	1,928

Other international	110	916	—	—	916

Subtotal	470	4,428	1,334	(392)	5,370

March 30, 2002

North America	105	996	—	—	996

Europe	20	448	814	—	1,262

Other international	90	330	822	—	1,152

Subtotal	215	1,774	1,636	—	3,410

Thirty-nine weeks ended September 28, 2002	1,210	$11,590	$19,623	$374	$31,587

December 29, 2001

North America	110	$1,082	$49	$87	$1,218

Europe	120	2,505	4,941	966	8,412

Other international	70	729	234	17	980

Subtotal	300	4,316	5,224	1,070	10,610

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

		Employee
	Headcount	Termination	Facility	Other
Quarter Ended	Reduction	Benefits	Costs	Costs	Total

September 29, 2001

North America	65	413	6,274	—	6,687

Europe	150	1,189	1,316	1,785	4,290

Other international	35	768	—	—	768

Subtotal	250	2,370	7,590	1,785	11,745

June 30, 2001

North America	1,480	9,292	8,490	402	18,184

Europe	120	732	115	25	872

Subtotal	1,600	10,024	8,605	427	19,056

Full year 2001	2,150	$16,710	$21,419	$3,282	$41,411

         The reorganization charge of $22,807 for the thirteen weeks ended September 28, 2002 included $21,597 related to detailed actions taken in the third quarter of 2002 and net additional charges of $1,210 to reflect adjustments to detailed actions taken in previous quarters ($1,450 related to actions taken in the second quarter of 2001 for higher lease obligations associated with facility consolidations, partially offset by a $240 credit to reorganization costs related to actions taken in the fourth quarter of 2001 for lower than expected costs associated with employee termination benefits, termination of leases and other costs). The reorganization charge of $5,370 for the thirteen weeks ended June 29, 2002 included $5,082 related to the detailed actions taken in the second quarter of 2002 and net additional charges of $288 to reflect adjustments to the detailed actions in the second, third and fourth quarters of 2001. These adjustments are explained further under the discussions of the reorganization actions below.

         The following are descriptions of the detailed actions under our broad-based reorganization plan and profit-enhancement program:

Quarter ended September 28, 2002

         Reorganization costs for the thirteen weeks ended September 28, 2002 were primarily comprised of employee termination benefits for workforce reductions worldwide; facility exit costs primarily comprised of lease exit costs for the closure of the Memphis, Tennessee configuration center and Harrisburg, Pennsylvania returns center, downsizing the Carol Stream, Illinois and Jonestown, Pennsylvania distribution centers, closing the European assembly facility and the consolidation of operations in Australia; and other costs associated with the reorganization activities. The Company anticipates that these restructuring actions will be substantially completed within twelve months from September 28, 2002.

         The reorganization charges, related payment activities for the thirteen weeks ended September 28, 2002 and the remaining liability at September 28, 2002 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 28,
	Costs	Liability	Adjustments	2002

Employee termination benefits	$5,425	$1,244	$—	$4,181

Facility costs	15,397	465	—	14,932

Other costs	775	140	—	635

Total	$21,597	$1,849	$—	$19,748

Quarter ended June 29, 2002

         The Company’s reorganization plan for the second quarter of 2002 primarily included employee termination benefits for workforce reductions worldwide and costs to exit facilities in Europe. The Company anticipates that these restructuring actions will be substantially completed within twelve months from June 29, 2002.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

         The reorganization charges, related payment activities for the twenty-six weeks ended September 28, 2002 and the remaining liability at September 28, 2002 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 28,
	Costs	Liability	Adjustments	2002

Employee termination benefits	$4,428	$3,994	$—	$434

Facility costs	525	410	—	115

Other costs	129	104	—	25

Total	$5,082	$4,508	$—	$574

Quarter ended March 30, 2002

         The Company’s reorganization plan for the first quarter of 2002 primarily included facility exit costs, principally comprised of lease exit costs for facility consolidations in Europe and Other international operations, and employee termination benefits for workforce reductions worldwide. The Company anticipates that these restructuring actions will be substantially completed within twelve months from March 30, 2002.

         The reorganization charges, related payment activities for the thirty-nine weeks ended September 28, 2002 and the remaining liability at September 28, 2002 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 28,
	Costs	Liability	Adjustments	2002

Employee termination benefits	$1,774	$1,539	$—	$235

Facility costs	1,636	1,499	—	137

Total	$3,410	$3,038	$—	$372

Quarter ended December 29, 2001

         The Company’s reorganization plan for the fourth quarter of 2001 focused primarily in Europe and, to a limited extent, in North America and Other international. This reorganization plan included facility consolidations, primarily in Europe and workforce reductions worldwide. The Company anticipates that these restructuring actions will be substantially completed within twelve months from December 29, 2001; however, future cash outlays will extend beyond this date primarily due to severance payment options and future lease payments related to exited facilities.

         The payment activities, adjustments for the thirty-nine weeks ended September 28, 2002 and the remaining liability at September 28, 2002 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		September 28,
	2001	Liability	Adjustments	2002

Employee termination benefits	$2,491	$1,892	$(37)	$562

Facility costs	2,111	807	(282)	1,022

Other costs	766	437	(9)	320

Total	$5,368	$3,136	$(328)	$1,904

         The adjustments reflect lower cost of employee termination benefits in Other international totaling $37; lower costs of terminating leases and other facilities costs in Other international totaling $194 and terminating several leases in Europe totaling $88; and lower other costs in Other international totaling $9. These adjustments were recorded as credits to reorganization expense in the consolidated statement of income of $240 and $88 for the third and second quarters of 2002, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Quarter ended September 29, 2001

         The Company’s reorganization plan for the third quarter of 2001 focused primarily in North America and Europe and, to a limited extent, Other international. This reorganization plan included facility consolidations in the Company’s North American headquarters and two warehouse and office facilities in Southern Europe, and headcount reductions in North America, Europe and Other international operations. These restructuring actions were substantially completed at September 28, 2002; however, future cash outlays will extend beyond this date primarily due to future lease payments related to exited facilities.

         The payment activities, adjustments for the thirty-nine weeks ended September 28, 2002 and the remaining liability at September 28, 2002 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		September 28,
	2001	Liability	Adjustments	2002

Employee termination benefits	$7	$7	$—	$—

Facility costs	4,228	3,105	—	1,123

Other costs	1,344	729	(521)	94

Total	$5,579	$3,841	$(521)	$1,217

         The adjustment to other costs reflects the favorable settlement of a contract termination in Europe and was recorded as a credit to reorganization expense in the consolidated statement of income for the second quarter of 2002.

Quarter ended June 30, 2001

         The Company’s reorganization plan for the second quarter of 2001 focused primarily in North America and, to a limited extent, in Europe and Other international operations. This reorganization plan included the closure of the Newark, California distribution center, downsizing the Miami, Florida distribution center, closing the returns processing centers in Santa Ana and Rancho Cucamonga, California and centralizing returns in the Harrisburg, Pennsylvania returns center; restructuring the North American sales force; consolidating the North American product management division; and reorganizing IT resources. These restructuring actions were substantially completed at September 28, 2002; however, future cash outlays will extend beyond this date primarily due to severance payment options and future lease payments related to exited facilities.

         The payment activities, adjustments for the thirty-nine weeks ended September 28, 2002 and the remaining liability at September 28, 2002 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		September 28,
	2001	Liability	Adjustments	2002

Employee termination benefits	$1,503	$1,157	$—	$346

Facility costs	2,525	3,039	2,347	1,833

Total	$4,028	$4,196	$2,347	$2,179

         The adjustments to facility costs reflect higher estimated lease obligations associated with the exit of the Fullerton, California distribution center totaling $1,450 in the third quarter of 2002 and the Miami distribution center totaling $897 in the second quarter of 2002 due to lower than expected sublease income on the exited facilities.

Profit-enhancement Program Implementation Costs

         Other costs related to the implementation of the profit-enhancement program included $21,084 recorded as selling, general and administrative expenses, comprised of $11,450 of incremental depreciation ($7,887 in North America, $3,545 in Europe and $18 in Other international), resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities; $7,164 for consulting costs directly related to the profit-enhancement program in North America; $1,366 ($1,359 in North America and $7 in Other international, respectively)

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

for recruiting, retention and training associated with the relocation of major functions; and $1,104 of other costs primarily related to the Company's decision to exit certain markets in Europe. The program implementation also resulted in $1,241 recorded in cost of sales, primarily comprised of incremental inventory and vendor-program related costs caused by the decision to exit certain markets in Europe.

Special Items

         During the thirteen weeks ended September 29, 2001, the Company recorded special items of approximately $19,393, which were comprised of the following charges: $10,227 for the write-off of electronic storefront technologies that were replaced by the Company with other solutions, and inventory management software, which was no longer required because of the Company’s business process and systems improvements; and $9,166 to fully reserve for the Company’s outstanding insurance claims with an independent and unrelated former credit insurer, which went into liquidation on October 3, 2001. As of September 28, 2002, the full amount of insurance claims has been written-off against the reserve.

Note 6 – Accounts Receivable

         In March 2000, the Company entered into a revolving five-year accounts receivable securitization financing program in the U.S., which provides for the issuance of up to $700,000 in commercial paper. In connection with this program, most of the Company’s U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program through the issuance of undivided interests in the pool of trade receivables to third parties. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At September 28, 2002 and December 29, 2001, the amount of undivided interests sold to and held by third parties totaled $90,000 and $80,000, respectively, under the U.S. program.

         The Company also has other revolving facilities relating to accounts receivable in Europe and Canada, which provide up to approximately $263,000 of additional financing capacity. Under these programs, $142,253 of trade accounts receivable were sold to and held by third parties at December 29, 2001 resulting in a further reduction of trade accounts receivable in the Company’s December 29, 2001 consolidated balance sheet. No trade accounts receivable were sold to and held by third parties at September 28, 2002 under these programs.

         The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., Europe, and Canadian programs, or off-balance sheet debt, at September 28, 2002 and December 29, 2001 totaled $90,000 and $222,253, respectively. The financing capacity under these programs is dependent upon the level of trade accounts receivable that may be sold through the accounts receivable financing programs.

         Losses in the amount of $2,674 and $3,671 for the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively, and $7,532 and $15,752 for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively, related to sales of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

Note 7 – Long-Term Debt

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

         On August 16, 2001, the Company entered into interest rate swap agreements with two financial institutions, the effect of which was to swap the Company’s fixed rate obligation on the Company’s Senior Subordinated Notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payment of interest, which will be on February 15, May 15, August 15 and November 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreements. At September 28, 2002 and December 29, 2001, the marked-to-market value of the interest rate swap represented an asset of $17,170 and $6,070, respectively, which was recorded in other assets with an offsetting adjustment to the hedged debt, increasing the total carrying value of the senior subordinated notes to $216,131 and $204,899, respectively.

         Effective June 28, 2002, the Company entered into a three-year European revolving secured credit facility for approximately $105,000 with a financial institution that has an arrangement with a third party issuer of commercial paper. The facility requires certain commitment fees, and borrowings under the facility incur financing costs at rates indexed to LIBOR. The Company’s ability to access financing under this facility is dependent upon the level of trade accounts receivable of one of its European subsidiaries and the availability and level of market demand for commercial paper. If the third-party issuer is unable to issue commercial paper, or the credit ratings of the issuer or the financial institution are downgraded, the Company could lose access to financing under this program. At September 28, 2002, the Company had outstanding borrowings of $15,647 under this facility.

         The Company had a $500,000 revolving senior credit facility with a bank syndicate that expired in October 2002. At September 28, 2002 and December 29, 2001, respectively, the Company had $0 and $2,000 of borrowings under this credit facility. The Company also has various lines of credit, commercial paper, short-term overdraft facilities and other senior credit facilities with various financial institutions worldwide, which provided for borrowing capacity aggregating approximately $535,000 and $585,000 at September 28, 2002 and December 29, 2001, respectively. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. In October 2002, certain of these facilities totaling $153,000 expired concurrent with the expiration of the Company’s $500,000 revolving senior credit facility. At September 28, 2002 and December 29, 2001, borrowings of $95,624 and $250,803, respectively, were outstanding under the Company's various facilities.

         On June 9, 1998, the Company sold $1,330,000 aggregate principal amount at maturity of its zero coupon convertible senior debentures due 2018. Gross proceeds from the offering were $460,400, which represented a yield to maturity of 5.375% per annum. At September 28, 2002 and December 29, 2001, the remaining convertible debentures had an outstanding balance of $421 and $405, respectively, and were convertible into approximately 5,000 shares of the Company’s Class A Common Stock.

         The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage. The Company is also restricted in the amount of dividends it can pay as well as the amount of common stock that it can repurchase annually. At September 28, 2002, the Company was in compliance with these financial covenants.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 8 — Segment Information

         The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s reportable operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company conducts or conducted distribution operations during the year include: North America (United States and Canada); Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, Norway, Poland, Portugal, Spain, Sweden, Switzerland, The Netherlands, and the United Kingdom) and Other international (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, Thailand, Argentina, Brazil, Chile, Mexico and Peru). Effective in fiscal year 2002, the Company combined its U.S. and Canadian operations and now reports these entities as its North American segment consistent with the Company’s current management organizational structure. The Company’s Canadian operations were previously reported under Other international operations. Prior year amounts have been reclassified to conform to the current segment structure. Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

         Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales:

North America

Sales to unaffiliated customers	$3,098,599	$3,523,641	$9,172,482	$11,569,697

Transfers between geographic areas	27,874	40,474	102,107	127,738

Europe	1,704,166	1,530,527	5,076,321	5,153,609

Other international	797,466	779,249	2,320,753	2,320,876

Eliminations	(27,874)	(40,474)	(102,107)	(127,738)

Total	$5,600,231	$5,833,417	$16,569,556	$19,044,182

Income (loss) from operations:

North America	$7,352	$8,712	$55,135	$68,767

Europe	(11,968)	(7,011)	(970)	17,565

Other international	2,033	(7,371)	31	(16,714)

Total	$(2,583)	$(5,670)	$54,196	$69,618

Identifiable assets:

North America	$3,346,531	$3,498,681	$3,346,531	$3,498,681

Europe	1,028,047	1,028,580	1,028,047	1,028,580

Other international	391,085	646,837	391,085	646,837

Total	$4,765,663	$5,174,098	$4,765,663	$5,174,098

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Capital expenditures:

North America	$4,997	$13,765	$32,525	$48,503

Europe	3,898	7,137	7,303	12,945

Other international	888	3,707	2,711	6,133

Total	$9,783	$24,609	$42,539	$67,581

Depreciation:

North America	$22,620	$18,199	$52,227	$54,346

Europe	8,116	4,285	17,010	13,327

Other international	1,654	1,520	5,070	4,349

Total	$32,390	$24,004	$74,307	$72,022

Goodwill Amortization:

North America	$—	$1,576	$—	$4,801

Europe	—	856	—	2,672

Other international	—	2,833	—	8,402

Total	$—	$5,265	$—	$15,875

         Supplemental information relating to reorganization costs, special items and other profit-enhancement program costs by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Reorganization costs (Note 5):

North America	$17,905	$6,687	$21,427	$24,871

Europe	4,581	4,290	7,771	5,162

Other international	321	768	2,389	768

Total	$22,807	$11,745	$31,587	$30,801

Special Items (Note 5):

North America	$—	$15,368	$—	$15,368

Other international	—	4,025	—	4,025

Total	$—	$19,393	$—	$19,393

Other Profit-enhancement program costs (Note 5):

Charged to cost of sales:

Europe	$1,241	$—	$1,241	$—

Charged to operating expenses:

North America	$16,410	$—	$16,410	$—

Europe	4,649	—	4,649	—

Other international	25	—	25	—

Total	$21,084	$—	$21,084	$—

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

Note 9 – Commitments and Contingencies

         There are various claims, lawsuits and pending actions against the Company incident to the Company’s operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

         As is customary in the IT distribution industry, the Company has arrangements with certain finance companies that provide inventory financing facilities for its customers. In conjunction with certain of these arrangements, the Company has agreements with the finance companies that would require it to repurchase certain inventory, which might be repossessed, from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date.

         At September 28, 2002 and December 29, 2001, the Company had recorded deferred tax liabilities of $120,647 and $118,229, respectively, associated with the realized gains relating to its sales of Softbank common stock. The Softbank common stock was sold in the public market by certain of the Company’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of the sales, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from the Company’s advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for deferred tax liabilities unless the Company considers it probable that taxes will not be due. The level of opinions received from the Company’s advisors and its internal assessment did not allow it to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, the Company cannot currently determine when this matter will be finally resolved with the taxing authorities or if taxes will ultimately be paid. The Company’s federal income tax returns through fiscal year 1996 and for fiscal year 1998 have been closed. The U.S. IRS has begun an audit process by initiating a survey of the Company’s federal tax returns for fiscal years 1997 and 1999.

Note 10 – New Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         In this Quarterly Report on Form 10-Q, we make statements that are forward-looking and other statements that are not historical facts. These forward-looking statements and other statements that are not historical facts are subject to a number of risks and uncertainties. Readers should carefully consider the important factors and the risks and uncertainties discussed in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and results of operations. Also see “Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 29, 2001.

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

Reorganization Plan, Profit-Enhancement Program, and Special Items

Background

         In June 2001, we initiated a broad-based reorganization plan with detailed actions implemented initially in North America and later in Europe and Other international to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program has resulted in restructuring of several functions, consolidation of facilities, and reductions of workforce worldwide in each of the quarters through June 2002.

         In September 2002, we announced a comprehensive profit-enhancement program, which is designed to improve operating income through enhancements in gross margins and reductions of selling, general and administrative (“SG&A”) expenses. We expect that approximately one-third of the improvements will be from enhancements included in gross margins with the remaining two-thirds resulting from the reduction in SG&A expenses. These ratios reflect our expectations over the life of the program; the exact breakout in any given quarter will vary as specific programs are implemented. Key components of this initiative include enhanced and/or rationalization of vendor and customer programs, optimization of facilities, geographic consolidation and administrative restructuring.

         We anticipate that this profit-enhancement program will result in additional implementation costs of approximately $140 million (approximately $88 million after income taxes) through December 2003. Approximately half of the after-tax costs will require cash expenditures; the remainder will be noncash charges. These costs will consist primarily of reorganization costs and other program implementation costs charged to cost of sales and SG&A expenses (“other major-program costs”).

         Reorganization costs are expected to include severance expenses, lease termination costs, certain asset write-offs and other costs associated with the exit of facilities. Other major-program costs are expected to consist of program management and consulting expenses, accelerated depreciation of certain assets, inventory and vendor-program related costs, costs associated with geographic relocation and other related costs. Actions under the profit-enhancement program are expected to generate increased operating income, excluding the implementation costs, of approximately $15 million in the second half of 2002, increasing by approximately another $110 million in 2003, or $125 million in total, and reaching a cumulative annualized run rate of approximately $160 million by 2004. The operating income increases are not contingent upon an improvement in end-market demand and were calculated utilizing a flat annual sales scenario for 2003 and 2004, as compared to 2002. This flat sales scenario is not intended to represent a sales projection by management; rather, it was used for modeling purposes. Our actual improvements will vary depending on actual revenues. Our cost reductions and intended profit improvement objectives are also contingent upon the successful implementation of all phases of our profit-enhancement program and may be mitigated by other risks or uncertainties as discussed elsewhere in this report. No assurance can be given that we will be successful in generating these anticipated improvements.

         As a significant part of our profit-enhancement program, we plan to outsource certain information technology (“IT”) infrastructure functions, including related personnel, to a third-party service provider. We have commenced contract negotiations with a leading business process and IT outsourcing services company to provide these services, and currently anticipate finalization of contract negotiations by the end of fiscal 2002.

Management’s Discussion and Analysis Continued

         This arrangement is intended to lower ongoing IT infrastructure operating expenses and related investments as well as improve overall IT performance. We expect that these services will include mainframe, major server, desktop and enterprise storage operations; wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/PBX. We plan on retaining software applications development and support as well as IT quality assurance responsibilities internally.

         When finalized, the proposed action will likely result in the incurrence of reorganization costs, asset impairment charges and other major-program costs. There is no assurance that our contract negotiations will be successful or that finalization of this contract will be within our planned schedule.

         For the thirteen weeks ended September 28, 2002, or third quarter of 2002, reorganization costs totaled $22.8 million and other major-program costs were $22.3 million. Reorganization costs included $21.6 million related to the detailed actions taken in the third quarter of 2002 and net additional charges of $1.2 million to reflect adjustments to the detailed actions in the second and fourth quarters of 2001. These charges included $5.4 million in employee termination benefits for approximately 525 employees ($2.4 million for approximately 265 employees in North America, $2.5 million for approximately 165 employees in Europe, and $0.5 million for approximately 95 employees in Other international); $15.4 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities ($14.0 million in North America, $1.3 million in Europe and $0.1 million in Other international); and $0.8 million of other costs associated with the reorganization in Europe. We anticipate that these initiatives will be completed within twelve months of September 28, 2002. In addition, we recorded a net charge of $1.2 million to adjust previously recorded reorganization costs, which consists of a charge of $1.4 million to reflect an increase in the estimated loss on the lease of a North American facility exited in connection with the detailed action from the second quarter of 2001 and a credit of $0.2 million primarily as a result of more favorable settlement of leases in Other international from the detailed action taken in the fourth quarter of 2001.

         Other major-program costs included $21.1 million recorded as selling, general and administrative expenses ($16.4 million in North America and $4.7 million in Europe) primarily for accelerated depreciation of fixed assets associated with our planned exit of facilities; consulting fees directly related to our profit-enhancement program; recruiting, retention and related costs associated with relocated functions; and certain other related costs. Additionally, other major-program costs included $1.2 million recorded as cost of sales, primarily comprised of incremental inventory and vendor-program related costs due to our exit from certain European markets.

         For the thirteen weeks ended September 29, 2001, or the third quarter of 2001, our reorganization costs totaled $11.7 million. These costs included $2.4 million in employee termination benefits for approximately 250 employees ($0.4 million for approximately 65 employees in North America, $1.2 million for approximately 150 employees in Europe, and $0.8 million for approximately 35 employees in Other international); $7.6 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities ($6.3 million in North America and $1.3 million in Europe); and $1.7 million of other costs associated with reorganization in Europe. These initiatives have been substantially completed. Additionally, the third quarter of 2001 included special items of $19.4 million, which were comprised of $10.2 million for the write-off of electronic storefront technologies that were replaced by other solutions, and inventory management software, which was no longer required because of our business process and systems improvements; and $9.2 million to fully reserve for the Company’s outstanding insurance claims with an independent and unrelated former credit insurer, which went into liquidation on October 3, 2001.

         For the thirty-nine weeks ended September 28, 2002, or first nine months of 2002, other major-program costs were $22.3 million, as discussed above, and reorganization costs were $31.6 million. Reorganization costs included $22.8 million recorded in the third quarter of 2002, as discussed above, and $8.8 million recorded in the first six months of 2002, which included $8.5 million related to the detailed actions taken in the first six months of 2002 and a net additional charge of $0.3 million to reflect adjustments to the detailed actions from 2001. The reorganization charge of $8.5 million included $6.2 million in employee termination benefits for approximately 685 employees ($2.6 million for approximately 375 employees in North America, $2.3 million for approximately 110 employees in Europe, and $1.3 million for approximately 200 employees in Other international); $2.2 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities ($1.4 million in Europe and $0.8 million in Other international); and $0.1 million of other costs associated with the reorganization in Europe. We anticipate that these initiatives will be completed within twelve months of the respective initiation dates. The net additional charge of $0.3 million consisted of a charge of $0.9 million to reflect an increase in the estimated loss on the lease of a North American facility exited in connection with the detailed action from the second quarter of 2001 and credits of $0.5 million and $0.1 million to the cost associated with the detailed actions for the third and fourth quarters of 2001, respectively, as a result of more favorable settlements of contract and lease terminations in Europe.

Management’s Discussion and Analysis Continued

         The first nine months of 2002 also included a gain of $6.5 million on the sale of our remaining shares of Softbank common stock and a charge for the cumulative effect of adopting a new accounting standard. Effective the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 eliminates the amortization of goodwill (approximately $5 million per quarter in 2001). Instead, goodwill is reviewed for impairment upon adoption and at least annually thereafter. In connection with the initial impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected cash flows of these reporting units. As a result of these initial impairment tests, we recorded a noncash charge of $280.9 million, net of income taxes of $2.6 million, for the cumulative effect of adopting this new standard, to reduce the carrying value of goodwill to its implied fair value in accordance with FAS 142. If actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, this could adversely affect our current valuations and may result in additional future impairment charges.

         For the thirty-nine weeks ended September 29, 2001, or first nine months of 2001, reorganization costs were $30.8 million. These costs included $12.4 million in employee termination benefits for approximately 1,850 employees ($9.7 million for approximately 1,545 employees in North America, $1.9 million for approximately 270 employees in Europe and $0.8 million for approximately 35 employees in Other international); $16.2 million for closing, downsizing and consolidating facilities in North America and Europe; and $2.2 million of other costs primarily associated with the reorganization of North America and Europe. These initiatives have been substantially completed. The first nine months of 2001 also included special items of $19.4 million recorded in the third quarter of 2001, as previously discussed.

         The following tables provide a comparison of our consolidated statement of income in accordance with generally accepted accounting principles (“GAAP”) and non-GAAP financial measures, which exclude the impact of reorganization costs, other major-program costs and special items for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively (in millions). We analyze our performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating basis before reorganization costs, other major-program costs and special items. These non-GAAP financial measures are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, our financial results excluding the impact of reorganization costs, other major-program costs and special items; however, such measures should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Reorganization costs, other major-program costs and special items excluded from net income to derive these non-GAAP financial measures may be significant and may not be comparable to other companies.

	Thirteen Weeks Ended September 28, 2002			Thirteen Weeks Ended September 29, 2001

		Impact of			Impact of
		Reorganization			Reorganization
		Costs, Other			Costs, Other
		Major-Program	Non-GAAP		Major-Program	Non-GAAP
	As Reported	Costs and	Financial	As Reported	Costs and	Financial
	under GAAP	Special Items	Measures	under GAAP	Special Items	Measures

Net sales	$5,600.2	$—	$5,600.2	$5,833.4	$—	$5,833.4

Cost of sales	5,296.5	(1.2)	5,295.3	5,525.8	—	5,525.8

Gross profit	303.7	1.2	304.9	307.6	—	307.6

Operating expenses:

SG&A expenses	283.5	(21.1)	262.4	282.2	—	282.2

Reorganization costs	22.8	(22.8)	—	11.7	(11.7)	—

Special items	—	—	—	19.4	(19.4)	—

	306.3	(43.9)	262.4	313.3	(31.1)	282.2

Income (loss) from operations	(2.6)	45.1	42.5	(5.7)	31.1	25.4

Other expense (income), net	10.6	—	10.6	16.4	—	16.4

Income (loss) before income taxes	(13.2)	45.1	31.9	(22.1)	31.1	9.0

Provision for (benefit from) income taxes	(4.9)	16.7	11.8	(8.7)	12.3	3.6

Net income (loss)	$(8.3)	$28.4	$20.1	$(13.4)	$18.8	$5.4

Management’s Discussion and Analysis Continued

	Thirty-nine Weeks			Thirty-nine Weeks
	Ended September 28, 2002			Ended September 29, 2001

		Impact of			Impact of
		Reorganization			Reorganization
		Costs, Other			Costs, Other
		Major-Program	Non-GAAP		Major-Program	Non-GAAP
	As Reported	Costs and	Financial	As Reported	Costs and	Financial
	under GAAP	Special Items	Measures	under GAAP	Special Items	Measures

Net sales	$16,569.6	$—	$16,569.6	$19,044.2	$—	$19,044.2

Cost of sales	15,669.1	(1.2)	15,667.9	18,036.8	—	18,036.8

Gross profit	900.5	1.2	901.7	1,007.4	—	1,007.4

Operating expenses:

SG&A expenses	814.7	(21.1)	793.6	887.6	—	887.6

Reorganization costs	31.6	(31.6)	—	30.8	(30.8)	—

Special items	—	—	—	19.4	(19.4)	—

	846.3	(52.7)	793.6	937.8	(50.2)	887.6

Income from operations	54.2	53.9	108.1	69.6	50.2	119.8

Other expense (income), net	28.9	6.5	35.4	63.4	—	63.4

Income before income taxes, extraordinary items and cumulative effect of adoption of a new accounting standard, net	25.3	47.4	72.7	6.2	50.2	56.4

Provision for income taxes	9.3	17.6	26.9	2.5	19.4	21.9

Income before extraordinary items and cumulative effect of adoption of a new accounting standard	16.0	29.8	45.8	3.7	30.8	34.5

Extraordinary loss on repurchase of debentures, net	—	—	—	(2.6)	2.6	—

Cumulative effect of adoption of a new accounting standard, net	(280.9)	280.9	—	—	—	—

Net income (loss)	$(264.9)	$310.7	$45.8	$1.1	$33.4	$34.5

Management’s Discussion and Analysis Continued

         The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	As Reported Under GAAP

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	94.6	94.7	94.6	94.7

Gross profit	5.4	5.3	5.4	5.3

Operating expenses:

SG&A expenses	5.0	4.8	4.9	4.7

Reorganization costs	0.4	0.5	0.2	0.2

Special items	—	—	—	0.1

Income (loss) from operations	(0.0)	(0.0)	0.3	0.3

Other expense (income), net	0.2	0.3	0.2	0.3

Income (loss) before income taxes, extraordinary item and cumulative effect of adoption of a new accounting standard	(0.2)	(0.3)	0.1	0.0

Provision for (benefit from) income taxes	(0.1)	(0.1)	0.0	0.0

Income (loss) before extraordinary item and cumulative effect of adoption of a new accounting standard	(0.1)	(0.2)	0.1	0.0

Extraordinary loss on repurchase of debentures, net	—	(0.0)	—	(0.0)

Cumulative effect of adoption of a new accounting standard, net	—	—	(1.7)	—

Net income (loss)	(0.1)%	(0.2)%	(1.6)%	0.0%

         The following table sets forth certain items from our consolidated statement of income, excluding reorganization costs, other major-program costs and special items, as a percentage of net sales, for each of the periods indicated.

	Non-GAAP Financial Measures

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	94.5	94.7	94.6	94.7

Gross profit	5.5	5.3	5.4	5.3

SG&A expenses	4.7	4.8	4.8	4.7

Income from operations	0.8	0.5	0.6	0.6

Other expense (income), net	0.2	0.3	0.2	0.3

Income before income taxes	0.6	0.2	0.4	0.3

Provision for income taxes	0.2	0.1	0.1	0.1

Net income	0.4%	0.1%	0.3%	0.2%

Management’s Discussion and Analysis Continued

         The following table sets forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, for each of the periods indicated (in millions).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

	September 28,		September 29,		September 28,		September 29,
	2002		2001		2002		2001

Net sales by geographic region:

North America	$3,099	55.4%	$3,524	60.4%	$9,173	55.4%	$11,570	60.8%

Europe	1,704	30.4	1,530	26.2	5,076	30.6	5,153	27.0

Other international	797	14.2	779	13.4	2,321	14.0	2,321	12.2

Total	$5,600	100.0%	$5,833	100.0%	$16,570	100.0%	$19,044	100.0%

Thirteen Weeks Ended September 28, 2002 Compared to Thirteen Weeks Ended September 29, 2001

         Our consolidated net sales decreased 4.0% to $5.60 billion for the third quarter of 2002, from $5.83 billion for the third quarter of 2001. The decrease in net sales compared to the prior year was primarily attributable to the sluggish demand for IT products and services throughout the world. This decline in demand, which initially surfaced in the fourth quarter of 2000, has continued to date and is expected to continue, and may worsen, in the near term. However, on a sequential basis from the second quarter of 2002, our net sales increased by 4.6%. The sequential growth, which was greater than typical seasonal trends, benefited from incremental revenue from a Microsoft software upgrade program that expired on July 31, 2002. Historical seasonal trends may not continue.

         We generated approximately 39% of our net sales in fiscal 2001 from products purchased from three vendors. Hewlett-Packard Company (“HP”) and Compaq Computer Company, which HP recently acquired, were two of these vendors. HP has communicated that it intends to increase the level of business it transacts directly with end-users and/or resellers in certain product categories, customer segments and/or geographies. As a result, our net sales could be negatively affected. In addition, effective November 2002, HP is implementing new contract terms and conditions which are expected to push additional costs into the distribution channel by reducing existing incentives, product return rights and price protection coverage, among other terms. To mitigate the impact of these changes by HP, we intend to pass the impact of these additional costs to our customers. However, no assurance can be given that we will be successful in mitigating the impact of these changes on our future results or that our gross margins and/or sales will not be adversely affected by these changes in terms and conditions.

         Net sales from our North American operations decreased 12.1% to $3.10 billion in the third quarter of 2002 from $3.52 billion in the third quarter of 2001 primarily due to the decline in demand for IT products and services, consistent with the continued softness of the economy in North America, as well as the decision of certain vendors to pursue a direct sales model. These trends may continue to adversely impact our net sales. Net sales from our European operations increased approximately 1.6% in local currencies. This growth was moderated by the continued softness in demand for IT products and services in most countries in Europe. When converted to U.S. dollars, net sales increased by 11.3% to $1.70 billion in the third quarter of 2002 from $1.53 billion in the third quarter of 2001, primarily reflecting the appreciation of European currencies compared to the U.S. dollar. In our Other international operations, net sales increased 2.3% to $797 million in the third quarter of 2002 from $779 million in the third quarter of 2001 primarily due to growth in our Asia-Pacific region, offset by a decline in the Latin-American region due to downsizing of our operations in Argentina, Chile and Peru.

         Gross margin increased to 5.4% in the third quarter of 2002 from 5.3% in the third quarter of 2001. Gross margin includes $1.2 million of other major-program costs, primarily comprised of incremental inventory and vendor program related costs caused by our exit of certain markets in Europe. Excluding these other major-program costs, gross margin increased to 5.5% in the third quarter of 2002 from 5.3% in the third quarter of 2001. The improvement in our gross margin was primarily the result of solid pricing and vendor-program management; the effect of changes in our inventory management processes, thereby reducing inventory losses; and additional fee-based services. We also continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we evaluate our pricing policy changes made to date, and make future pricing policy changes, if any, we may experience moderated or negative sales growth in the near term. The softness in economies around the world, as well as increased competition, partially resulting from the economic slowdown, may also hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

         Total SG&A expenses increased to $283.5 million in the third quarter of 2002 from $282.2 million in the third quarter of 2001. For the third quarter of 2002, SG&A costs included $21.1 million of other major-program costs, consisting of accelerated depreciation of fixed assets associated with the planned exit of facilities; consulting fees directly associated with our profit-enhancement program; recruiting, retention and related costs associated with relocated functions; and certain other related costs. Excluding these other major-program costs, SG&A decreased 7.0% to $262.4 million in the third quarter of 2002 and slightly decreased as a percentage of net sales to 4.7% in the third quarter of 2002 from 4.8% in the third quarter of 2001. The decrease in our SG&A expenses was attributable primarily to savings resulting from our previous restructuring actions, as well as the profit-enhancement program announced in September 2002, continued cost control measures, lower volume of business and elimination of

Management’s Discussion and Analysis Continued

approximately $5.3 million of goodwill amortization expense during the quarter as a result of the adoption of a new accounting standard (see Note 4 to consolidated financial statements).

         Reorganization costs for the third quarter of 2002 were $22.8 million and primarily consisted of costs for facility consolidations and workforce reductions throughout the world. Reorganization costs for the third quarter of 2001 were $11.7 million and primarily consisted of costs for facility consolidations in North America and Europe and workforce reductions worldwide. The third quarter of 2001 also included special items, which primarily consisted of $10.2 million for the write-off of capitalized software and $9.2 million of reserves recorded for claims filed with one of our prior credit insurance companies, which was liquidated.

         Loss from operations as a percentage of net sales was less than 0.1% for each of the third quarters of 2002 and 2001. Our North American income from operations decreased to 0.2% as a percentage of net sales in the third quarter of 2002 from 0.3% in the third quarter of 2001. Our European loss from operations as a percentage of net sales increased to 0.7% for the third quarter of 2002 from 0.5% for the third quarter of 2001. Our Other international income from operations was 0.3% in the third quarter of 2002 compared to a loss from operations of 1.0% in the third quarter of 2001. The loss from operations was largely driven by the reorganization costs, other major-program costs and special items discussed above. Excluding these reorganization costs, other major-program costs and special items, income from operations, as a percentage of net sales, increased to 0.8% in the third quarter of 2002 compared to 0.5% in the third quarter of 2001. This increase was primarily due to our improvement in gross margin and SG&A expenses as a percentage of net sales, both of which are discussed above. Excluding reorganization costs, other major-program costs and special items, our North American income from operations increased to 1.3% as a percentage of net sales in the third quarter of 2002 from 0.9% in the third quarter of 2001. European loss from operations as a percentage of net sales, excluding reorganization costs and other major-program costs, decreased to 0.1% in the third quarter of 2002 from 0.2% in the third quarter of 2001. Our Other international income from operations as a percentage of net sales, excluding reorganization costs, other major-program costs and special items, was 0.3% compared to a loss from operations of 0.3% in the third quarter of 2001.

         Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities and other non-operating gains and losses. For the third quarter of 2002, we recorded net other expense of $10.6 million, or 0.2% as a percentage of net sales, compared to $16.4 million, or 0.3% as a percentage of net sales for the third quarter of 2001. The decrease in net other expense was primarily attributable to higher interest income, resulting from the higher average cash and cash equivalents balances, reduced losses on sales of receivables and lower interest expenses resulting from lower interest rates and lower average borrowings in the third quarter of 2002 compared to the third quarter of 2001. The decrease in our average borrowings outstanding, including off-balance sheet debt resulting from utilization of our accounts receivable facilities, compared to the prior period, primarily reflects our continued focus on managing working capital as well as the overall lower volume of business.

         Our effective tax rate was 37.0% in the third quarter of 2002 compared to 39.6% in the third quarter of 2001. The change in our effective tax rate was primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions and the elimination of goodwill amortization, a substantial portion of which was not deductible for tax purposes.

Thirty-nine Weeks Ended September 28, 2002 Compared to Thirty-nine Weeks Ended September 29, 2001

         Our consolidated net sales decreased 13.0% to $16.57 billion for the first nine months of 2002, from $19.04 billion for the first nine months of 2001. Net sales from our North American operations decreased 20.7% to $9.17 billion in the first nine months of 2002 from $11.57 billion in the first nine months of 2001. Net sales from our European operations decreased 1.5%, or approximately 4.2% in local currencies, to $5.08 billion in the first nine months of 2002 from $5.15 billion in the first nine months of 2001. For our Other international operations, net sales of $2.32 billion in the first nine months of 2002 were flat compared to the first nine months of 2001. The decrease in our net sales on a worldwide basis, and individually by region, was primarily attributable to the overall softness in demand for IT products and services throughout the world.

         Gross margin, which increased to 5.4% in the first nine months of 2002 from 5.3% in the first nine months of 2001, included approximately $1.2 million of incremental inventory-related costs caused by our exit of certain markets in Europe. The improvement in our gross margin was primarily attributable to the same factors summarized in our discussion of gross margin for the third quarters of 2002 and 2001.

Management’s Discussion and Analysis Continued

         Total SG&A expenses decreased 8.2% to $814.7 million in the first nine months of 2002 from $887.6 million in the first nine months of 2001. SG&A expenses included other major-program costs of $21.1 million, primarily comprised of accelerated depreciation of fixed assets associated with the planned exit of facilities; consulting fees directly associated with our profit-enhancement program; recruiting, retention and related costs associated with relocated functions; and certain other related costs. Excluding these other major-program costs, total SG&A costs decreased 10.6% to $793.6 million in the first nine months of 2002. The decrease in our SG&A expenses was attributable primarily to the savings that resulted from our reorganization actions in 2002 and 2001, profit-enhancement program announced in September 2002, continued cost control measures, lower volume of business and elimination of approximately $16 million of goodwill amortization expense during the first nine months of 2002 as a result of the adoption of a new accounting standard. However, as a result of the recent significant decline in our revenues and the incurrence of the other major-program costs, SG&A expenses as a percentage of net sales increased to 4.9% (4.8% excluding other major-program costs) in the first nine months of 2002 from 4.7% in the same period last year.

         Reorganization costs for the first nine months of 2002 and 2001 were $31.6 million and $30.8 million, respectively, and consisted of costs for facility consolidations and workforce reductions worldwide. The first nine months of 2001 also included special items primarily comprised of $10.2 million for the write-off of capitalized software and $9.2 million of reserves recorded for claims filed with one of the our prior credit insurance companies, which was liquidated.

         Income from operations as a percentage of net sales of 0.3% in the first nine months of 2002 was flat compared to the first nine months of 2001. North American income from operations as a percentage of net sales was flat at 0.6% in the first nine months of 2002 and 2001. European loss from operations as a percentage of net sales was less than 0.1% in the first nine months of 2002 compared to income from operations of 0.3% in the first nine months of 2001. For Other international operations, income from operations as a percentage of net sales was less than 0.1% in the first nine months of 2002 compared to a loss from operations of 0.7% in the first nine months of 2001. Our income from operations was negatively impacted by the reorganization costs, other major-program costs and special items. Excluding reorganization costs, other major-program costs and special items, income from operations as a percentage of net sales was flat at 0.6% in the first nine months of 2002 and 2001. North American income from operations excluding reorganization costs, other major-program costs and special items as a percentage of net sales increased to 1.0% in the first nine months of 2002 from 0.9% in the first nine months of 2001. European income from operations as a percentage of net sales, excluding reorganization costs and other major-program costs, decreased to 0.2% in the first nine months of 2002 from 0.4% in the first nine months of 2001. Our Other international income from operations as a percentage of net sales, excluding reorganization costs, other major-program costs and special items, was 0.1% in the first nine months of 2002 compared to a loss from operations of 0.5% in the first nine months of 2001.

         Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities and other non-operating gains and losses. For the first nine months of 2002, we recorded net other expense of $28.9 million, or 0.2% as a percentage of net sales, compared to $63.4 million for the first nine months of 2001, or 0.3% as a percentage of net sales in the first nine months of 2001. Other expense (income) in the first nine months of 2002 includes a pre-tax gain of approximately $6.5 million arising from the sale of our remaining shares of Softbank common stock. No such transaction occurred in the first nine months of 2001. Excluding this gain, net other expense in the first nine months of 2002 decreased by $28.0 million or 44.2% compared to the first nine months of 2001. The decrease in net other expense was attributable to higher interest income, resulting from the higher average cash and cash equivalents balances, reduced losses on sales of receivables and lower interest expense resulting from the lower interest rates and lower average borrowings in the first nine months of 2002 compared to the first nine months of 2001. These amounts were partially offset by higher foreign currency exchange losses, primarily in Latin America, in the first nine months of 2002 compared to the first nine months of 2001. The decrease in our average borrowings outstanding, including off-balance sheet debt resulting from utilization of our accounts receivable facilities, compared to the prior period primarily reflects our continued focus on managing working capital as well as the overall lower volume of business.

         Our effective tax rate was 37.0% in the first nine months of 2002 compared to 40.5% in the first nine months of 2001. The change in our effective tax rate was primarily attributable to changes in the proportion of income earned and/or benefits allowed for losses within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions and the elimination of goodwill amortization, a substantial portion of which was not deductible for tax purposes.

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

         One of our ongoing objectives is to improve the use of working capital and put assets to work through increasing inventory turns and steady management of vendor payables and customer receivables. In this regard, and in combination with our lower volume of business due to overall softness in demand for IT products and services worldwide, we reduced our overall debt level in the third quarter of 2002 compared to December 29, 2001 and September 29, 2001, thereby lowering our overall debt-to-capitalization ratio, including off-balance sheet debt related to our accounts receivable financing programs, to 20.4% at September 28, 2002 compared to 26.7% and 25.1% at December 29, 2001 and September 29, 2001, respectively. Although we have realized significant improvements in working capital management and debt reduction over the last several quarters and we continue to strive for further improvements, no assurance can be made that we will be able to maintain our current debt levels. The following is a detailed discussion of our cash flows for the first nine months of 2002 and 2001.

         Net cash provided by operating activities was $263.0 million in the first nine months of 2002 compared to $161.6 million in the first nine months of 2001. The significant increase in cash provided by operating activities in the first nine months of 2002 was primarily attributable to a greater reduction in net working capital during the first nine months of 2002 compared to the first nine months of 2001. This was the result of our continued focus on working capital management and the lower volume of business in the first nine months of 2002 compared to the first nine months of 2001.

Management’s Discussion and Analysis Continued

         Net cash used by investing activities was $14.7 million in the first nine months of 2002 compared to $55.8 million in the first nine months of 2001. The net cash used by investing activities in the first nine months of 2002 was primarily attributable to capital expenditures of approximately $42.5 million, partially offset by the proceeds of approximately $31.8 million from the sale of Softbank common stock. The net cash used by investing activities in the first nine months of 2001 was primarily due to capital expenditures of approximately $67.6 million.

         Net cash used by financing activities was $140.9 million in the first nine months of 2002 compared to $132.3 million in the first nine months of 2001. Net cash used by financing activities in the first nine months of 2002 primarily resulted from the net repayments of our revolving credit and other debt facilities primarily through cash provided by operations, continued focus on working capital management and lower financing needs as a result of the lower volume of business. Net cash used by financing activities in the first nine months of 2001 primarily consisted of approximately $225.0 million used to repurchase convertible debentures and approximately $116.5 million net repayments of our revolving credit and other debt facilities partially offset by the net proceeds from our issuance of senior subordinated notes and stock option exercises.

Capital Resources

         Our cash and cash equivalents totaled $387.3 million and $273.1 million at September 28, 2002 and December 29, 2001, respectively.

         In March 2000, we entered into a revolving five-year accounts receivable securitization financing program in the U.S., which provides for the issuance of up to $700 million in commercial paper. In connection with this program, most of our U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. The trust has issued fixed-rate, medium-term certificates and has the ability to support a commercial paper program through the issuance of undivided interests in the pool of trade receivables to third parties. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown in our consolidated balance sheet as a separate caption under accounts receivable. At September 28, 2002 and December 29, 2001, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $90.0 million and $80.0 million, respectively.

         We also have other revolving facilities relating to accounts receivable in Europe and Canada, which provide up to approximately $263 million of additional financing capacity. Under these programs, $142.3 million of trade accounts receivable were sold to and held by third parties at December 29, 2001 resulting in a further reduction of trade accounts receivable in our December 29, 2001 consolidated balance sheet. No trade accounts receivable under these programs were sold to and held by third parties at September 28, 2002.

         The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., European and Canadian programs, or off-balance sheet debt, as of September 28, 2002 and December 29, 2001 totaled $90.0 million and $222.3 million, respectively. This decrease reflects our lower financing needs as a result of our lower volume of business and improvements in working capital management. The decrease in amounts sold to and held by third parties resulted in an increase in our retained interests in securitized receivables, which was more than offset by an overall decrease in receivables resulting from the lower volume of business. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements. Our financing capacity under these programs is dependent upon the level of our trade accounts receivable that may be sold through the accounts receivable financing programs. However, we believe that there are sufficient trade accounts receivable to support our anticipated financing needs under the U.S., European and Canadian accounts receivable financing programs.

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

         On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on February 15, May 15, August 15 and November 15 in each year, commencing on November 15, 2001 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring more frequent posting of collateral and at minimum increments if our credit ratings decline to certain set levels. Our credit ratings are currently above these levels. At September 28, 2002 and December 29, 2001, the marked-to-market value of the interest rate swap represented an asset of $17.2 million and $6.1 million, respectively, which was recorded in other assets with an offsetting adjustment to the hedged debt, increasing the total carrying value of the senior subordinated notes to $216.1 million and $204.9 million, respectively.

         Effective June 28, 2002, we entered into a three-year European revolving secured credit facility for approximately $105 million with a financial institution that has an arrangement with a third-party issuer of commercial paper. The facility requires certain commitment fees, and borrowings under the facility incur financing costs at rates indexed to LIBOR. Our ability to access financing under this facility is dependent upon the level of trade accounts receivable of one of our European subsidiaries and the availability and level of market demand for commercial paper. If the third-party issuer is unable to issue commercial paper, or the credit ratings of the issuer or the financial institution are downgraded, we could lose access to financing under this program. At September 28, 2002, we had borrowings of $15.6 million under this facility.

         We had a $500 million revolving senior credit facility with a bank syndicate that expired in October 2002. At September 28, 2002 and December 29, 2001, respectively, we had $0 and $2.0 million of borrowings under this credit facility. We also have various lines of credit, commercial paper, short-term overdraft facilities and other senior credit facilities with various financial institutions worldwide, which provided for borrowing capacity aggregating approximately $535 million and $585 million at September 28, 2002 and December 29, 2001, respectively. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. In October 2002, certain of these facilities totaling $153 million expired concurrent with the expiration of our $500 million revolving senior credit facility. At September 28, 2002 and December 29, 2001, we had borrowings of $95.6 million and $250.8 million, respectively, outstanding under our various facilities.

         Some of these facilities may also be used to support letters of credit. At September 28, 2002, letters of credit totaling approximately $110 million were issued under these facilities, principally to certain vendors to support purchases by our subsidiaries. With the expiration of certain facilities in October 2002, we supported a reduced need for letters of credit through certain other short-term committed letters of credit facilities.

         On June 9, 1998, we sold $1.3 billion aggregate principal amount at maturity of our zero coupon convertible senior debentures due 2018. Gross proceeds from the offering were $460.4 million, which represented a yield to maturity of 5.375% per annum. At September 28, 2002 and December 29, 2001, our remaining convertible debentures had an outstanding balance of $0.4 million and were convertible into approximately 5,000 shares of our Class A Common Stock.

         We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage. We are also restricted in the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. At September 28, 2002, we were in compliance with these financial covenants.

         Proceeds from stock option exercises provide us an additional source of cash. For the first nine months of 2002 and 2001, cash proceeds from the exercise of stock options totaled $9.7 million and $14.1 million, respectively.

Management’s Discussion and Analysis Continued

         We have recorded deferred tax liabilities totaling $120.6 million and $118.2 million at September 28, 2002 and December 29, 2001, respectively, associated with realized gains on our sales of Softbank common stock (see Note 9 to consolidated financial statements). We cannot currently determine when or if these taxes will ultimately be paid. However, we believe that we will be able to fund any such taxes with our available sources of liquidity.

         In spite of the tightening of terms and availability of credit to our business in general, we believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

Capital Expenditures

         We presently expect to spend approximately $70 million to $90 million in fiscal 2002 for capital expenditures.

New Accounting Standards

         See Note 10 to consolidated financial statements.

Cautionary Statements for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

         The matters in this Form 10-Q that are forward-looking statements are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on the Company’s business, financial condition and/or results of operations, including, without limitation:

•	the Company’s failure to achieve intended cost reductions or profit improvement objectives under its recently announced profit-enhancement program;

•	disruptions in business and additional expenses caused by reorganization activities;

•	potential material decline in net sales if major suppliers significantly increase the level of business they transact directly with end-users and/or resellers in different product categories, customer segments, and/or geographies;

•	dependence on key individuals and inability to retain personnel;

•	potential decline in net sales and/or gross margins if the Company is not able to pass through to customers the impact of adverse changes in sales terms and conditions with major suppliers;

•	the potential termination of a supply or services agreement with a major supplier or customer;

•	gross margins and SG&A expenses may fluctuate as fee-based revenue contracts are added or terminated (in this regard, one of our larger fee-based revenue contracts will be reduced in early 2003; however, we believe that termination or reduction of any of our fee-based revenue contracts would not have a material impact on our results of operations);

•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	the continuation or worsening of the severe downturn in economic conditions (particularly purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	continued pricing and margin pressures and intense competition with regional markets and internationally;

•	failure of information systems;

•	reductions in credit ratings and/or unavailability of adequate capital;

•	interest rate and foreign currency fluctuations;

•	inability to manage future adverse industry trends;

•	product supply shortages;

•	difficulties and risks associated with integrating operations and personnel in acquisitions;

•	rapid product improvement and technological change and resulting obsolescence risks;

•	the potential decline as well as seasonal variations in demand for our products and services;

•	adverse impact of governmental controls and actions and political or economic instability on foreign operations;

•	changes in local, regional, and global economic conditions and practices;

•	dependence on independent shipping companies and risks relating to increased shipping costs and/or interruption of service from strikes or other labor issues; and

•	future terrorist or military actions.

Management’s Discussion and Analysis Continued

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes for the nine-month period ended September 28, 2002. For a further discussion of the quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 29, 2001.

Item 4. Controls and Procedures

         Within the 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, including the Company’s internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation.

Part II. Other Information

Item 1. Legal Proceedings

         Not applicable.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

No.	Description

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on the following:

•	on August 2, 2002 in connection with the issuance of its press release announcing financial results for the thirteen and twenty-six weeks ended June 29, 2002;

•	on August 18, 2002 in connection with the certification requirements of Section 906 of the Sarbanes-Oxley Act of 2002; and

•	on September 18, 2002 in connection with the issuance of its press release announcing financial details of its ongoing profit-enhancement program.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

	By:	/s/ Thomas A. Madden

	Name: Title:	Thomas A. Madden Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 12, 2002

Certifications

I, Kent B. Foster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ingram Micro Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/	Kent B. Foster

Name: Title:	Kent B. Foster Chairman and Chief Executive Officer (Principal Executive Officer)

I, Thomas A. Madden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ingram Micro Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/	Thomas A. Madden

Name: Title:	Thomas A. Madden Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act