Form 10-K
period 2002-12-28
INGRAM MICRO INC
filed 2003-03-25
CIK 1018003

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    [X]     No    [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark if registrant is an accelerated filer (as defined in Exchange Act Rule 12b of the Act).     Yes    [X]     No    [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, at June 28, 2002, was $1,520,306,741 based on the closing sale price on such date of $13.75 per share.

     The Registrant had 150,987,935 shares of Class A Common Stock, par value $.01 per share, outstanding at February 22, 2003.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareowners for the fiscal year ended December 28, 2002 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareowners to be held May 7, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Exhibit Index
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 13.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 23.02
EXHIBIT 99.01
EXHIBIT 99.02
EXHIBIT 99.03

PART I

ITEM 1. BUSINESS

     In evaluating the business of Ingram Micro Inc. (“Ingram Micro” or “the Company”), readers should carefully consider the important factors discussed under Exhibit 99.01 hereto and under “—Safe Harbor for Forward-Looking Statements.”

Overview

     Ingram Micro, a Fortune 100 company, is the leading distributor of Information Technology (“IT”) products and services worldwide. We sell computer hardware, networking equipment, and software products to nearly 170,000 reseller customers in more than 100 countries. We also provide supply chain optimization services and demand generation services for our suppliers and reseller customers. As a distributor, we market our products and services primarily to resellers and suppliers who in turn market and sell directly to end-user customers.

     We offer our customers an aggregation of, and access to, a broad array of products and services by distributing and marketing hundreds of thousands of IT products worldwide from over 1,700 suppliers, including most of the computer industry’s leading hardware suppliers, networking equipment suppliers, and software publishers. Our broad product offering includes:

•	desktop and notebook personal computers (“PCs”), servers, and workstations;

•	personal digital assistants;

•	wireless devices;

•	mass storage devices;

•	CD-ROM, CD-RW, and DVD drives;

•	monitors;

•	printers;

•	scanners;

•	modems;

•	networking hubs, routers, and switches;

•	network interface cards;

•	components, such as microprocessors, and hard drives;

•	business application software;

•	entertainment software and video games;

•	consumer electronics;

•	computer supplies and accessories; and

•	services such as:

-	configuration and assembly services,

-	communication services/mobile wireless,

-	broadband services,

-	packaged services, and

-	professional services (xSP).

     In conjunction with our distribution business, we provide various services to our suppliers and customers, including call center support, pre- and post-technical support, credit and collection services, financial services, and marketing services.

     We also provide supply chain management services such as:

•	end-to-end order management and fulfillment;

•	contract warehousing;

•	procurement of product packaging;

•	product pack out and cartonization;

•	reverse logistics;

•	transportation management;

•	customer care;

•	credit and collection management services;

•	retail merchandising;

•	retail launch and replenishment;

•	tailored financing programs;

•	demand generation programs for suppliers and resellers;

•	outsourced marketing services; and

•	business intelligence and market research.

     Although services represent one of the initiatives of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.

     We are focused on providing a broad range of products and services, quick and efficient order fulfillment, and consistent on-time and accurate delivery to our customers around the world. We believe that IMpulse, our on-line information system, provides a competitive advantage through real-time worldwide information access and processing capabilities. IMpulse is a single, standardized, real-time information system and operating environment, used across substantially all of our worldwide operations. This on-line information system, coupled with our exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enables us to provide our customers with superior service in an efficient and low-cost manner. In addition to traditional, world-class distribution services, we offer demand generating marketing programs, customer communities, and new product launch programs.

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

The Industry

     The worldwide IT products and services distribution industry generally consists of:

•	manufacturers and software publishers, which we collectively call suppliers or vendors, and which sell directly to distributors, resellers, and end-users;

•	distributors, which sell to resellers; and

•	resellers, which sell directly to end-users and, in certain cases, to other resellers.

     A variety of reseller categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, original equipment manufacturers (“OEMs”), direct marketers, independent dealers, reseller purchasing associations, PC assemblers, and computer retailers. Many of these resellers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, small- to medium-sized businesses (“SMBs”), or home users, and by the level of value they add to the basic products they sell. Distributors generally sell to resellers and purchase a wide range of products in bulk directly from suppliers. Characteristics of the local reseller and supplier environment, as well as other factors specific to a particular country or region, have shaped the evolution of distribution models in different countries.

     According to a December 2002 IDC report, total worldwide IT spending on hardware, software, and services was estimated at approximately $871 billion for calendar year 2002. Despite the continuing economic downturn that has impacted overall demand for IT products and services in 2001 and 2002, distribution continues to perform a significant role in delivering IT products to market in a low-cost manner. Although some suppliers are pursuing direct-sales strategies in certain product or customer categories, other suppliers are pursuing strategies to outsource functions such as logistics, order management, and technical support to supply chain partners as they look to minimize costs and investments in warehouse assets and focus on their core competencies in manufacturing, product development, and/or marketing. Another reason suppliers outsource these functions is to enhance their responsiveness in the supply chain, reduce their inventory carrying costs, and better respond to customer demand. Two-tier distributors are evolving from their traditional distribution roles by offering a combination of fee-based supply chain management services and product-oriented services to meet these demands.

     A number of resellers also depend on distributors for many of their product, marketing, credit, and technical support needs. This is due to increased product complexity, the large number of available IT products, generally shorter product life cycles, and customers’ desire for resellers to integrate systems consisting of components from multiple suppliers. Resellers also continue to rely on distributors for inventory management services, including direct shipment to end-users and, in some cases, allowing their end-users to access a distributor’s inventory directly. These services allow resellers to reduce their inventory, staffing levels and warehouse requirements, thereby lowering their financial needs and reducing their costs.

     The technology distribution industry continues to undergo significant change as a result of several factors. The slowing global IT market has caused suppliers to reexamine their business models as seen in the merger of Hewlett-Packard and Compaq Computer Corporation in May 2002. Manufacturer-direct sales initiatives, developed in an effort to duplicate the success of the direct-sales business model, have been adopted to varying degrees by some large suppliers. Although the manufacturer-direct model may remove distributors from their traditional role, we believe that this direct-sales model presents new partnership opportunities, such as providing logistics and fulfillment services and third-party products to suppliers and reseller customers. We also believe that suppliers continue to embrace the two-tier distribution channel as a strategic means to deliver products to market in a relatively low-cost manner.

     Consolidation has also occurred among two-tier distributors due to more restrictive terms and conditions from suppliers, reductions in the number of supplier-authorized distributors, a high level of price competition among distributors, and evolving supplier business models. These conditions have driven several weaker competitors from the market or led distribution players to merge with each other. As a result of this consolidation, the U.S. IT market is largely served by three major IT distributors, a number of other smaller IT distributors, and several large retailers. Markets outside the United States, which represent over half of the IT industry’s sales, are characterized by a more fragmented distribution channel; however, consolidation has also taken place in these markets.

     A number of emerging industry trends provide new opportunities and challenges for distributors of IT products and services. For example, the focus on driving efficiency in business models, and, in particular, in the supply chain, provides distributors with an additional opportunity to serve both suppliers and reseller customers by becoming providers of IT supply chain services. Furthermore, the growing presence and importance of fulfillment capabilities also provide distributors with new business opportunities as new categories of products, customers, and suppliers emerge. Data storage products, for example, enjoyed increasing demand with the growing use of the Internet, data warehousing, and e-mail, and the resulting need for faster dependable data access and richer content. Increasing demand for wireless products also presents strong growth opportunities for distributors that offer a combination of wireless products and services to customers.

Company Strengths

     We believe that the following strengths will enable us to further enhance our leadership position in the IT distribution industry:

•	Leading Global Market Position. We are the largest IT distributor in the world, by net sales, and believe that we are the market share leader, by net sales, in North America, Latin America, Asia-Pacific, and in a number of countries in Europe. Our fiscal 2002 net sales were $22.5 billion, with net sales of $12.1 billion in North America, $7.2 billion in Europe, and $3.2 billion in other regions of the world. We believe that the current IT industry environment favors large distributors that have access to financing, are able to achieve economies of scale, have breadth of geographic coverage, and have the strongest supplier relationships. Our scale allows us to purchase products in large quantities and avail ourselves of special purchase opportunities from a broad range of suppliers, which enables us to take advantage of various discounts from our suppliers and provide competitive pricing for our reseller customers.

•	Worldwide Market Presence. Our global market presence provides suppliers with access to a broad base of geographically dispersed resellers. We service these resellers with our extensive network of distribution centers and support offices, almost all of which are integrated by IMpulse, our global information transaction system. As of December 28, 2002, we had 49 distribution centers worldwide, sold our products and services to resellers in more than 100 countries, and had sales offices and/or Ingram Micro sales representatives in 33 countries. We offer our suppliers access to a global customer base of close to 170,000 resellers of all sizes and types. Our broad geographic coverage places us closer to the end-user, enabling us to provide faster delivery times, better customer service, local presence, and market intelligence. In addition, our global reach allows us to better diversify our business across different markets, which reduces our exposure to individual market downturns. We continuously evaluate and modify our geographic footprint to focus on markets that we believe provide the best opportunity for profitable growth. In 2002, this included scaling back operations in certain locations in Latin America and Europe while continuing to develop markets in Asia-Pacific.

•	Broad Portfolio of Products. Based on a review of our major competitors’ publicly available data, we believe that we offer the largest number of products in the IT industry. We distribute and market hundreds of thousands of IT products worldwide from over 1,700 suppliers, enabling us to offer a wide variety of products, satisfy customer requirements for product availability, and meet end-

user demand for multi-supplier and multi-product IT configurations. Our reseller customers derive purchasing efficiencies and reduce their investment in inventory while simultaneously enhancing end-user service levels. They accomplish this by establishing a supply relationship with us that meets their product needs through a single point of contact, rather than making many purchases from multiple suppliers directly. We also believe that we provide suppliers with access to a broad customer base that few suppliers can reach directly in a more cost-effective manner. Moreover, suppliers that sell their products directly to end-users often use us as a secondary source to fulfill orders from customers that require multi-supplier product configurations. We continuously monitor customer demand and strive to focus our product inventory investment on products that provide opportunities for profitable growth.

•	Speed of Execution and Consistency of Service. We are focused on providing quick and efficient order fulfillment and consistent on-time and accurate delivery to our customers around the world. We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates while optimizing our investment in working capital. Our advanced control systems and processes enable us to provide same-day shipping for any order in the United States, Canada, and certain locations in Europe received by 5:00 p.m., with highly accurate shipping performance. We consistently measure and monitor our performance based on metrics such as our price and consistency of service, responsiveness and product knowledge, accuracy and on-time delivery, timeliness and warehouse proximity, fulfillment and product availability, and credit availability.

Our commitment to superior service has been widely recognized throughout the IT industry. For example, we were ranked first in the 2002 VARBusiness listing of the top 25 U.S. distributors for the fifth consecutive year. We have also been recognized as the top U.S. distributor by several leading manufacturers including Symantec, Cisco Systems, and Citrix Systems, Inc. Ingram Micro Europe was named Distributor of the Year by Computer Associates International Inc. and Ingram Micro Asia-Pacific was recognized by Computer Associates with an Innovator of the Year award. Also, at IBM’s PartnerWorld conference in February 2003, we earned six of the seven Distributor of the Year awards. For 2002, we captured the top market share position for IBM’s Personal Computing Division and eServer xSeries Division in the Americas region. Additionally, our operations in the United States and Mexico have received ISO 9001 certification for customer service, returns, consolidation, operations, configuration, and distribution centers. Furthermore, we have received ISO 9002 certification in the following countries: Denmark, France, India, Italy, Mexico, Spain, Sweden, and the United Kingdom.

•	Intelligent Business Systems. Our information systems allow us to act as a source for business information, as well as product and service solutions, for suppliers, resellers, and end-users. We believe that we are the only full-line distributor of IT products and services in the world with a single centralized global transaction system. We believe that IMpulse provides a competitive advantage through real-time, worldwide information access and processing capabilities. IMpulse is used across substantially all of our worldwide operations and is customized to suit local market requirements. Access to IMpulse gives resellers, and in some cases their customers, real-time access to our product inventory. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand.

We believe that in order to remain competitive, it is necessary to continuously upgrade our information systems. In 2002, we made several investments in software technology that will enable us to provide greater integration between our web-based and legacy systems, access and exploit our enterprise data to a greater degree, and more readily exchange information with our business partners. In 2003, we expect to launch several new applications that will enhance our flexibility and profitability by streamlining operations and offering new services to customers. In addition, as part of our profit enhancement program, we have outsourced certain components of our IT infrastructure to Affiliated Computer Services, Inc. (“ACS”). The transition of our outsourced functions is expected to be completed during the third quarter of 2003. After this transition, we believe these actions will reduce operating expenses while improving service levels and freeing management to focus on the deployment of new business applications. The contract with ACS covers certain IT infrastructure functions located in North America, such as mainframe, major server, desktop and enterprise storage operations; wide area and local area network support and engineering; systems management services; internal associate help desk services; and worldwide voice/PBX. We will retain IT strategy and architecture for worldwide application development, quality assurance, and customer and partner programs.

We have also developed other information systems for warehouse operations, back-office efficiency, data warehouse, and e-commerce initiatives that are integrated into IMpulse, providing a single information supply chain. We believe that our on-line information systems, coupled with our exacting operating procedures in telesales, credit support, customer service, purchasing, technical support, and warehouse operations, enable us to provide our customers with superior service in an efficient and low-cost manner.

•	Strong Working Capital Management. We have consistently decreased working capital required to operate our business. In particular, we focus on managing our investment in our accounts receivable and inventory. We evaluate accounts receivable based on a days sales outstanding formula. Our days sales outstanding are calculated by dividing accounts receivable at the end of each quarter, which are adjusted to include amounts financed off-balance sheet under our accounts receivable financing programs, by our average daily net sales during the quarter. The inclusion of our off-balance sheet financing amounts related to our accounts receivable financing programs differs slightly from generally accepted accounting principles (“GAAP”); however, management believes this calculation better reflects the level of outstanding receivables with customers regardless of the form of financing we use for our operations. Inventory is measured by inventory turns, which are calculated by dividing our annualized costs of sales during the preceding quarter by our inventory at the end of that quarter.

At December 30, 2000, our GAAP days’ sales outstanding were 27 days compared to 36 days at December 28, 2002. The primary reason for this change was the reduction in the level of our off-balance sheet debt associated with our accounts receivable financing programs. During this difficult economic period, we successfully managed our days’ sales outstanding, including the amounts supporting our off-balance sheet debt, to a consistent range near 37 days and increased our inventory turns from 10 to 14. In an environment of lower demand for IT products, as is currently the case, our ability to reduce our working capital requirements has enabled us to reduce our invested capital and debt. We reduced our on-balance sheet debt by $180 million and reduced our off-balance sheet financing associated with our accounts receivable financing programs by approximately $835 million during the same period. As a result, we believe we are well positioned to meet our anticipated liquidity needs.

Business Strategy

     We are pursuing a number of strategies to position our company as the IT distribution industry’s “leader by every measurement”, including the following:

•	Reduce Costs and Enhance Profitability through Continuous Business Process Improvements. We constantly strive to reduce costs in our business and embrace a culture of business process improvement led by the adoption of the Six Sigma methodology, which uses data and statistical analysis to measure performance. We employ a disciplined approach when we review our global operations and develop initiatives designed to streamline business processes and further increase our operating efficiency. Most recently, in September 2002, we announced a comprehensive profit enhancement program that we expect will substantially increase our operating profit while delivering greater value and performance for customers and suppliers through improved processes and systems. This program is the result of an extensive review of our operations, primarily in North America but also in our international businesses, to identify opportunities to reduce costs and expand gross margin. Some of the program’s key components include:

	•	Enhanced vendor and customer programs. Employment of Six Sigma methodology will enable the success of many of the initiatives throughout the profit enhancement program, allowing us to simultaneously reduce costs while improving customer service levels. For example, in North America we have aligned our sales, marketing, and product management functions to deliver total technology solutions — both products and services — to customers and suppliers. By breaking down the barriers that separated these functions, we have been able to simplify contacts for customers and suppliers, streamline purchasing and pricing decisions, develop more customized fee-based services, and generate greater demand. Also, in Europe, successful completion of Six Sigma projects has reduced lost shipments and returns of damaged goods, improved order processing cycle time and matching of invoices, and simplified and standardized internal business processes within certain geographies. These business process improvements result in enhanced service levels for customers and suppliers with a more efficient use of resources.

	•	Optimization of facilities and systems. As we continue to evolve our traditional distribution business model to also be a provider of integrated technology solutions, the requirements of our infrastructure are changing. The distribution network and information systems are being refined to accommodate this dynamic environment. In North America, we are transferring our configuration and returns services from dedicated facilities to multi-functional distribution centers, while sub-letting excess warehouse and office space. In Europe, we have closed our Frameworks assembly facility and have expanded the service areas of some distribution centers to include multiple countries. By maximizing economies of scale and leveraging our best-in-class logistics services, we expect to be better able to address the changing needs of customers and suppliers, providing a broad array of distribution and supply chain management strategies.

	•	Outsourcing of IT infrastructure management services. Additionally, we have identified opportunities to significantly reduce the cost of our information technology systems by outsourcing our IT infrastructure to a third-party provider, ACS, which we believe will generate significant savings without sacrificing service to our customers and associates. We will retain IT strategy and application development and will transition to ACS certain infrastructure functions located in North America, such as mainframe computing, major network and desktop operations, help desk services, PBX and systems management. We believe this action allows our IT infrastructure capacity costs and services to be more variable than in the past.

•	Geographic consolidations and administrative restructuring. Through the combination of the U.S. and Canadian regions early in 2002, we have gained efficiencies by centralizing certain administrative processes that serve a single North American region, while maintaining local customer contact in each country. This was demonstrated in the formation of regional credit and product management departments to serve both the United States and Canada. The European region has also consolidated operations in the Nordic countries, as well as downsized operations in Portugal and Austria. In other regions, service for Argentina and Peru was transferred to the Latin American export office in Miami, our operations in Chile were downsized, and the Australian distribution and call center operations have been centralized in Sydney. Furthermore, we have applied this consolidation trend to our administrative services and products, such as travel, office supplies, temporary labor, and marketing promotions. For example, we are concentrating our business in North America with a select group of preferred suppliers for these administrative services and products to maximize our purchasing power, enhance the services we receive, and reduce costs. We expect to pursue other consolidation opportunities around the world as part of this ongoing effort.

These actions are just a sample of the dozens of initiatives that have been folded into our operations, evidencing our commitment to our profit enhancement program and to creating a best-in-class organization.

•	Pursue Growth Opportunities by Increasing Our Market Share in Strategic Geographies, Emerging Product and Service Markets, and Expanding and Profitable Product and Service Segments. We intend to increase our market share through profitable growth opportunities in targeted markets and leverage our global leadership in world-class logistics, market reach, and electronic commerce in the following areas:

•	Focus on growing geographic markets. We intend to develop our business in growing geographic markets such as Asia-Pacific. The Asia-Pacific market is the fastest growing technology market in the world and industry experts predict IT spending in this region will grow at double-digit rates. Our Asia-Pacific region generated positive operating income in the fourth quarter of 2002 and we believe it is now poised for growth. We have built an efficient infrastructure to support our long-term strategy of leadership in this region and we are committed to achieve profitable growth.

•	Focus on emerging products and service markets. We aggressively target emerging IT product and service segments in their developmental stages and establish product expertise. This allows us to keep our broad product line current with emerging trends. For example, in response to rising channel demand for complete wireless solutions, we partnered with Sprint and T-Mobile in 2002 to enable solution providers to deliver complete wireless solutions to customers across the United States. We have also teamed with Sprint and Cisco Systems in the United States to offer a cost-effective and flexible third-party broadband solution that includes a router and high-speed Internet access for SMB customers. We are offering new solutions to our customers through high-end storage, computer telephony integration (“CTI”), networking products, and xSPs such as managed or remote accessed applications. Our

Converging Technologies Group manages and develops our CTI solution offerings, which have been made possible by the convergence of voice and data applications. Examples of converging products include PC-based phone systems, unified messaging applications, and a variety of video conferencing and voice-over-Internet protocol products.

•	Focus on expanding profitable product and service segments. In 2002, we launched a European games division in Germany and expanded this initiative in France, and launched a separate initiative in Mexico. We believe we are the first broadline IT distributor in Europe to gain distribution rights from leading manufacturers in the video gaming industry. We are also making adjustments to our portfolio of products and services, targeting those areas that we believe offer the most profit potential. In North America, we have established a category management team that works closely with sales and product management to continually establish an ideal mix of products and services. By streamlining our catalog to include fewer but more desirable products, we can better control inventory, concentrate on higher-margin opportunities, and become more focused in demand-generation activities. Also, by cultivating new ideas and rejuvenating existing technologies, we believe we can develop our marketing revenues, identify and develop supplier relationships that will differentiate us from our competitors, and introduce new products and services to our customers.

•	Maintain High Focus on Small- and Medium-Sized Business Market. We understand our SMB reseller customers’ needs to increase profitability and deliver superior service to a highly fragmented SMB end-user market. We intend to continue our high focus on SMB resellers by delivering programs targeted towards their needs, which we believe will create additional revenue and profit opportunities for us by capitalizing on:

•	our compelling value proposition to resellers and suppliers;

•	the continued growth of the SMB customer segment, which is the largest segment of the IT market in terms of revenue;

•	generally higher gross margins for distributors in the SMB segment;

•	our distribution model, which we believe is better able to address the needs of the SMB customer than a vendor-direct sales model; and

•	strong growth in the government and education (“GovEd”) market sector.

We continue to serve our SMB resellers through our VentureTech Network™ (“VTN”) and SMB Alliance programs. VTN is Ingram Micro’s premier solution provider organization with more than 300 members across the United States. This program offers SMB resellers growth through partnering, training and education, financial services, marketing, and access to business resource partners. Our VTN reseller members provide turn-key solutions that are researched, configured, tested, installed and proactively supported to meet the demanding requirements of customers’ businesses. SMB Alliance promotes partnerships for SMB solution providers and offers resellers an array of benefits ranging from attractive financing packages and enhanced technical support to expanded networking opportunities and dedicated sales support.

In June 2002, we enhanced our long-standing government and education program, Partnership America, and renamed the program Ingram Micro GovEd Alliance. GovEd Alliance is structured as a menu-driven offering, including value-added services of “Flexible

Financing Programs”, “Discounted Business Resources”, and “Go-To-Market Services”, which provide the opportunity for expense reduction, bidding competitiveness, and increased customer loyalty.

•	Continue to Provide Outstanding Execution for Reseller Customers. Our commitment to superior service has been widely recognized throughout the IT distribution industry. We have received a number of awards from suppliers, customers, and other third-parties which reflect our goal to lead our industry by every measurement. Most recently, Fortune Magazine ranked us No. 1 in the wholesalers (electronics and office equipment) industry on its list of America’s Most Admired Companies for 2002. Fortune’s annual poll of 10,000 executives, directors, and securities analysts selected us as best-in-class based on our continued innovation, management leadership, employee talent, financial soundness, use of corporate assets, long-term investment value, social responsibility and quality of products and services.

We continually refine and integrate our systems and business processes to provide outstanding execution and service to resellers. We believe our e-commerce tools enable resellers to do business with their end-user customers quickly, easily, and at a lower cost. For example, we continually expand features and functions to increase usage and ordering from our 31 www.ingrammicro.com country websites. Furthermore, in the area of process improvement, we work continuously to advance our formal systems for evaluating and tracking key performance metrics of our operations such as responsiveness to customers, processing accuracy, and order fill rate. We use these metrics as well as customer satisfaction surveys to measure improvements on all key elements believed to be important to the customer.

•	Deliver World-Class Outsourcing and Value-Added Programs to Suppliers and Resellers. As resellers and suppliers seek ways to generate demand, reduce costs, improve efficiencies, and outsource non-core business activities, we remain committed to providing low-cost distribution capabilities as well as world-class value-added business services. Our outsourcing services and value-added programs are intended to link resellers, end-users, and suppliers through us as a seamless one-stop provider of IT products and related services, while meeting and exceeding requirements of our suppliers and resellers to outsource their non-core business activities and thereby lower their operating costs. For example, we provide turn-key logistics solutions for major hardware and software suppliers, as well as complete inventory and fulfillment solutions for major e-commerce clients in the IT industry. Likewise, we provide cost-effective services such as sales/account management, credit, technical support, education, marketing, logistics management and other business solutions. We offer these services for a fee, independent from our IT distribution business. This model leverages our existing capital investment in infrastructure and enables us to support suppliers’ go-to-market strategies and provide supply chain management services in both direct and indirect channels. Although services represent one of the initiatives of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.

We also offer marketing, training, and other programs to our customers, particularly VARs, to assist them in introducing emerging technology solutions as well as specific virtual solutions to their customers. In addition, for complex technology solutions, we provide a specialty sales force and a highly trained technical support staff as a pre- and post- sales resource to our customers. We believe this strategy enables us to effectively facilitate the introduction of new technology solutions, developed by our supplier partners, to our reseller customers while simultaneously allowing us to establish a preferred position in servicing emerging suppliers.

Customers

     We continue to be well positioned in providing world-class fulfillment and value-added services to VARs, corporate resellers, direct marketers, retailers, and Internet-based resellers. Our sales organization has resources dedicated to the recruitment, development, and sales support of these marketplaces. Our goal is to seamlessly manage the flow of goods and services from our supplier partners through the reseller to the end-user, providing specific solutions to a diverse customer base. We sell to nearly 170,000 reseller customers in more than 100 countries worldwide. No single customer accounted for more than 4% of our net sales in 2002, 2001, or 2000.

     We conduct business with most of the leading resellers of IT products and services around the world including, in the United States, Amazon.com, Buy.com, CDW, Circuit City, Comark, Compucom, CompUSA, Insight, Micro Warehouse, OfficeMax, PC Connection, SARCOM, and Staples. Our reseller customers outside the United States include Bechtle, Brasoftware Informática, Econocom, Mainbit, Media Markt, Micro Warehouse, Open Systems Solutions and Systemax. In some cases, we have resale contracts with our reseller customers that are terminable at will after a short notice period and have no minimum purchase requirements. Our business is not substantially dependent on any of these contracts.

     We also have specific agreements in place with certain manufacturers and resellers to provide supply chain management services such as order management, logistics management, configuration management, and procurement management services. These customers include ABM Systems, Amazon.com, CompUSA, Intuit, Iomega, SARCOM, and Targus Group in North America and Dixons Store Group, Hewlett-Packard, NCR and Wstore in Europe. These agreements generally have longer terms than our resale agreements, but, in most cases, can be terminated on relatively short notice by either party without cause. The service offerings we provide to our customers are discussed further below under — “Services.”

Sales and Marketing

     We employ sales representatives worldwide who assist resellers with product specifications, system configuration, new product/service introductions, pricing, and availability. Our sales organization generally focuses on resellers in the following market sectors:

•	value-added resellers, or VARs;

•	corporate resellers;

•	direct and consumer marketers; and

•	government and education resellers.

     Our product management and marketing groups also promote our sales growth, create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. For example, our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organization, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, and assistance with trade shows and other events.

     We have launched specialized business units in certain geographic and product markets to serve customers with particular needs. As we enter these specialized markets, we continue to leverage our global leadership in world-class logistics, market reach, and electronic commerce tools. For example, we expanded our business into the video gaming market in Canada, France, Germany, and Mexico. We believe we are the first broadline IT distributor in Europe to gain distribution rights from leading manufacturers in the video gaming industry. Another example of our targeted market focus is our formation of two strategic business units in Europe that focus on specific market and customer segments. Ingram Micro Europe Components division (“Components”) and Ingram Micro Networking Services™ division (“Networking Services”) have a pan-European scope and service reseller customers throughout Europe in all the countries where we have a presence. The Components business unit offers a one-stop shopping opportunity to small- and medium-sized resellers, PC assemblers, and OEMs and markets a wide range of components that these customers need to assemble PC systems. The Networking Services business unit specializes in high-end networking and communication products, in addition to services such as product consulting, project management, sales support and training, and technical and customer support. In 2002, we continued to invest in these business units, enhancing our IT infrastructure to enable every European operation to directly leverage the inventory and services available from the central European facilities in Germany and The Netherlands.

     Selling Arrangements. We offer various credit terms to qualifying customers as well as prepay, credit card, and cash on delivery terms. We also offer “end-user” financing based upon the end-user’s credit worthiness and collect outstanding accounts receivable on behalf of the reseller in certain markets. We closely monitor reseller customers’ credit worthiness through our IMpulse information system, which contains detailed information on each customer’s payment history as well as other relevant information. In addition, we participate in a U.S. credit association whose members exchange customer credit rating information. In most markets, we use various levels of credit insurance to allow sales expansion and control credit risks. We establish reserves for estimated credit losses in the normal course of business. If our receivables experience a substantial deterioration in their collectibility or if we cannot obtain credit insurance at reasonable rates, our financial condition and results of operations may be adversely impacted. Under specific conditions, we permit our customers to return or exchange products. At the time of sale, we establish a reserve for estimated sales returns.

     We have sold, and may continue to sell, but on a more limited basis, to certain customers where the transactions are financed by a third-party floor plan financing company. These transactions generally involve higher sales on limited lines of product. The expenses charged by these financing companies will either be subsidized by our suppliers, paid by us or billed to our reseller. We receive payment from these financing institutions within three to 30 days from the date of sale, depending on the specific arrangement.

Products and Suppliers

     We distribute and market hundreds of thousands of IT products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. On a worldwide basis, our revenues by product category have remained relatively stable even among fluctuating markets. Over the last several years, our product category revenues have generally been within the following ranges, although over recent periods, our percentages for software and systems have been in the higher and lower end of these ranges, respectively:

•	Peripherals: 40-45%
•	Systems: 25-30%
•	Software: 15-20%
•	Networking: 10-15%

     Our worldwide suppliers include leading computer hardware suppliers, networking equipment suppliers, and software publishers such as 3Com, Adobe, Acer, Apple Computer, APC, Cisco Systems, Computer Associates, Epson, Hewlett-Packard, IBM, Iomega, InFocus, Intel, Lexmark, Microsoft, NEC/Mitsubishi Electronics, Novell, Palm, Phillips, Maxtor, Seagate, Sony, Symantec, Tektronix, Toshiba, Veritas, Viewsonic, Western Digital and Xerox.

     Our suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our customers. We do not independently warrant the products we distribute; however, we do warrant our services and the products that we build to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

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

     Our business, like that of other distributors, is subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. Under many of these agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values.

Services

     We offer end-to-end supply chain services to suppliers, Internet-based resellers, brick-and-mortar retailers selling on-line, and large resellers. Some of our supply chain management customers include ABM Systems, Amazon.com, CompUSA, Intuit, Iomega, SARCOM, and Targus Group in North America and Dixons Store Group, Hewlett-Packard, NCR and WStore in Europe. Through Ingram Micro Logistics we provide end-to-end order management and fulfillment, contract manufacturing, warehouse services, product procurement, product pack out and cartonization, reverse logistics, transportation management, customer care, tailored financing programs, marketing services, credit and collection management services, and other outsourcing services.

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

     We also offer regional and nationwide services in North America through our Ingram Micro Service Network (“IMSN”) which partners with over 450 reseller members. IMSN enables VARs to increase their end-user customer satisfaction and loyalty by providing a fully managed nationwide technical support solution with our industry-leading expertise. This service is provided by a community of over 10,000 certified technicians in over 450 locations throughout the U.S., Canada, and Puerto Rico. Our partners work together to provide world-class IT business solutions and support to customers including application services; consulting; hardware and software support; installation, moves, adds, and changes; migration services; Local-Area Network and Wide-Area Network services; network design, integration and implementation; and outsourcing services.

     Additionally, we offer channel assembly (bringing together individual OEM components into a manufacturer-authorized computer) and reconfiguration services (opening brand named finished product and upgrading it with features such as memory, components, accessories, and third-party software) within several regions in which we operate.

     Although services represent one of the initiatives of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.

Information Systems and Related Tools

     As part of our ongoing profit enhancement program, we announced plans in 2002 to appoint a third-party service provider, ACS, to manage our IT infrastructure functions. This initiative is intended to lower our ongoing IT operating expenses and reduce IT-related investments. We included the anticipated savings generated by this action in the expected operating income improvements described in our September 18, 2002 press release announcing our profit enhancement program. This initiative also allows us to take advantage of ACS’ economies of scale to achieve a lower cost structure for our business while allowing the flexibility to access the expertise needed to manage a variety of technology platforms. Additionally, this will enable our internal IT staff to focus on strategic business and technology initiatives and the IT connectivity requirements of our customers and supply partners. The contract with ACS covers mainframe, major server, desktop and enterprise storage operations; wide area and local area network support and engineering; systems management services; internal associate help desk services; and voice/PBX for our North America operations. We will retain responsibility for IT strategy and architecture, worldwide application development, quality assurance, and customer and partner programs internally.

     Our systems utilize a variety of platforms designed to provide the high level of scalability and performance required to manage our large and complex business operations. IMpulse is a single, proprietary, standardized, real-time information system and operating environment, used across substantially all of our worldwide operations. It has been customized as necessary for use in substantially all countries in which we operate and can handle multiple languages and currencies. We have designed IMpulse as a scalable system that can support increased transaction volume. IMpulse supports over 39,000 mainframe connections (terminals, printers, PCs, and radio frequency hand-held terminals) worldwide with an internal response time of less than one second.

     Worldwide, our centralized processing system supports more than 40 operational functions including customer management, inventory management, order management, warehouse management, and accounting. At the core of the IMpulse system is on-line, real-time distribution software to which considerable enhancements and modifications have been made to support our low-cost business model and its growth. We make extensive use of advanced telecommunications technologies with customer service enhancing features, such as Automatic Call Distribution to route customer calls to telesales representatives. The Telesales Department uses its Sales Wizard system for on-line, real-time tracking of all customer calls, for proactive outbound calling, and for status reports on sales statistics such as number of customer calls, customer call intentions, and total sales generated. IMpulse allows our telesales representatives to deliver real-time information on product pricing, inventory availability, and order status to reseller customers. The pricing functionality within IMpulse enables telesales representatives to make informed pricing decisions through access to specific product, order, and fulfillment related information for each sales opportunity. We have also invested in developing segmentation accounting tools, which enable various levels of sales and product management to analyze and report sales activity with increased visibility into our customer, supplier, and product mix to establish pricing guidelines.

     In the United States, we use CTI technology, which provides the telesales representatives with Automatic Number Identification capability and advanced telecommunications features such as on-screen call waiting, call routing, and automatic call return, thereby reducing the time required to process customer orders.

     In order for us to act as the agent of commerce among suppliers, resellers, and end-users, we continued to improve our website, www.ingrammicro.com, during 2002. Major enhancements included improving our search capability, adding on-line returns processing, and offering automated on-line volume software license ordering. The website communicates with IMpulse through a real-time connection that provides seamless interaction between the two environments. All of our web applications and many internal applications are built using Java to enhance their flexibility and reusability.

     We are enhancing and deploying other seamless electronic commerce tools that allow resellers to do business with us at lower cost and with greater ease. This includes our VentureTech Network website, www.venturetechnetwork.com, which enables communication between solutions integrators and SMB customers. Additionally, our GovEd Alliance program includes a website, www.ingrammicro.com/goved, which provides independent resellers with information about tools and resources to help them compete in the public sector market. These include finance options; GSA pass through program; newsletters; news, events, and discounts on third party-services; manufacturer product information; as well as other business development tools.

     To complement our telesales, customer service, and technical support capabilities, IMpulse offers a number of different electronic products and services through which customers can conduct business with us. These products and services include the Customer Automated Purchasing System, Electronic Data Interchange (“EDI”), several customized Extensible Markup Language (“XML”) based solutions, select RosettaNet Pips (Partner Interface Processes), InsideLine, the Bulletin Board Service, Internet-based Electronic Catalog, and TechNotes. The Electronic Catalog provides reseller customers with access to product pricing and availability, with the capability to search by product category, name, or manufacturer. TechNotes is a comprehensive multi-manufacturer database that customers can deploy on their own websites that contains timely and accurate product, sales, and technical information. TechNotes information is updated regularly by our supplier partners. In Europe, Asia-

Pacific, and Canada, we also subscribe to CNet’s data sheets program, and in Latin America we create our own tech notes without the assistance of suppliers.

     In 2002, we completed the deployment of our next-generation operations and logistics system, IM-First, throughout our U.S. distribution network. This system allows our distribution centers to process orders 24 hours a day, seven days a week. IM-First leverages state-of-the-art distributed processing technology, including a wireless and paperless distribution management system. IM-First was further enhanced in 2002 to provide greater customization capabilities for our shipping documents. Customers can now tailor packing slips and other shipping documents to meet their own specifications.

     In addition, our warehouse operations use extensive bar-coding and radio frequency technology for receiving and shipping, and real-time links to carriers such as United Parcel Service and Federal Express for freight processing and shipment tracking. The customer service department uses the POWER System for on-line documentation and faster processing of customer product returns. To ensure that adequate inventory levels are maintained, our buyers depend on the Orion system to track inventory on a continual basis. These systems and many other features in IMpulse help to expedite the order processing cycle and reduce our operating costs as well as the costs for our reseller customers and suppliers.

     We employ various security measures and backup systems designed to protect against unauthorized access or use, or the failure of our information systems. Access to our information systems is controlled through the use of firewalls, passwords, virtual private networks (“VPNs”), and digital signatures. We have taken additional security measures with respect to sensitive information. Through ACS, we have disaster recovery services available from IBM Business Continuity & Recovery Services. Additionally, we have backup power sources at a number of major sites for emergency power. We have not experienced any material failures or downtime of IMpulse or any of our other information systems, but any systems failure or material downtime could prevent us from taking customer orders, printing product pick-lists and/or shipping product, and could also prevent our customers from accessing price and product availability information.

Global Operations

     We have local sales offices and/or Ingram Micro sales representatives in various worldwide markets including in North America (the United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom), Latin America (Argentina, Brazil, Chile, Mexico, Peru, and Puerto Rico), and Asia-Pacific (Australia, Bangladesh, the People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Pakistan, Singapore, Sri Lanka, and Thailand). We also have contracted sales agents, parties who act on our behalf or primary supplier relationships with independent third parties in Costa Rica, Dominican Republic, Ecuador, Guatemala, Indonesia, Panama, Trinidad/Tobago, and Vietnam. Additionally, we serve markets where we do not have an in-country presence through our various sales offices, including our general telesales operations in Santa Ana, California and Buffalo, New York and our export offices in Miami, Florida, Singapore, and certain countries in Europe.

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

     We compete in the U.S. against full-line distributors such as Tech Data and Synnex Information Technologies, as well as specialty distributors such as Daisytek in consumables, Avnet and Arrow in industrial and enterprise products, and Douglas Stewart in educational products. The U.S. competitive landscape continues to undergo major consolidation as seen in the merger of Hewlett-Packard and Compaq Computer Corporation and the acquisition of Gates/Arrow by Synnex in 2002. Markets outside the United States, which represent over half of the IT industry’s sales, are characterized by a more fragmented distribution channel; however, consolidation has taken place in these markets as well. In Europe, four of our local market competitors, namely Esprinet (Italy), Copaco (The Netherlands), Also (Switzerland, Germany and Austria) and WestCoast (UK) have created a marketing alliance called the “European Wholesale Group” to better address the international needs of suppliers and resellers. Suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

     We compete internationally with a variety of national and regional distributors. In the European market, competitors include international distributors such as Tech Data, Actebis, and Westcon/Comstor. The European distribution landscape is highly fragmented, with market share spread among many regional and local competitors. Examples include Scribona in the Nordic Region; Esprinet in Italy; OpenGate in Italy, Spain, and Portugal; Maxdata in Germany, Austria, and Switzerland; and Northamber in the United Kingdom. Other international distributors such as Arrow, Avnet and Bell Micro are strong competitors in many European countries. Hybrid reseller/distributors such as Computacentre and Specialist Computer Holdings provide additional pan-European competition. In Canada, we compete with Tech Data, Synnex, Supercom, and EMJ as well as a number of smaller distributors. In Latin America, we compete with international distributors such as Tech Data, and several regional and local distributors including Bell Micro, Deltron, Intcomex, Mexmal, MPS, Officer, and Synnex. In the Asia-Pacific market, we face competition from global, regional, and local competitors including Arrow, Digiland, ECS, Synnex and Tech Pacific. We also face competition in local markets such as Digital China and PCI in the People’s Republic of China, Redington in India, and Express Data in Australia.

     As some manufacturer and reseller customers move their back-room operations to distribution partners, outsourcing and value-added services may be areas of opportunity. Examples of value-added capabilities include configuration, innovative financing programs, and order fulfillment programs. Many of our suppliers and reseller customers are looking to outsourcing partners to perform back-room operations. To better meet these expanding opportunities, we offer fee-based end-to-end logistics services through Ingram Micro Logistics to suppliers and retailers selling on-line. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as Exel, Menlo, and UPS Supply Chain Services; electronic manufacturing services providers such as Solectron and Flextronics; and media companies such as Technicolor.

     We are constantly seeking to expand our business into areas closely related to our core IT products and services distribution business. As we enter new business areas, including value-added services, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers. Application service providers constitute a relatively new channel for suppliers to remotely deliver software applications to end-users. Telephone companies also represent competition for us when they offer bundled broadband and equipment solutions directly to end-customers.

     The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner to these companies by providing supply chain services optimized for the IT market.

Asset Management

     We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates. We believe that the risks associated with slow-moving and obsolete inventory are partially mitigated by price protection and stock return privileges provided by suppliers. In the event of a supplier price reduction, we generally receive a credit based upon the terms and conditions with that supplier. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. We are exposed to inventory risk to the extent that supplier protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We manage this risk through continual monitoring of existing inventory levels relative to customer demand. To the extent necessary, we have established and continue to accrue for excess and obsolete inventory reserves.

     Historically, price protection, stock return privileges, and inventory management procedures have helped reduce the risk of decline in the value of inventory. However, major PC suppliers have stated that it is their intention to control the amount of inventory in the channel, particularly in light of the growth of vendor-direct and build-to-order strategies. A number of our suppliers have changed the terms and conditions of their price protection plans. These changes have resulted in increased exposure for us as the distribution partner. The shorter time periods during which distributors may receive credit for decreases in manufacturer prices on unsold inventory, as well as changes in the methodology to determine what level of unsold inventory distributors will be compensated for as a result of a price decrease, have decreased the levels of price protection we receive from suppliers. These changes in terms and conditions have made it more difficult for us to match our inventory levels with the price protection periods. Consequently, we bear risk that the value of the inventory we hold will decline after these price protection periods have passed. We continue to mitigate these risks by managing the amount of inventory in the channel from our suppliers to reflect the overall demand for our products.

     Inventory levels may vary from period to period, due in part to the addition of new suppliers or new lines with current suppliers and large cash purchases of inventory due to advantageous terms offered by suppliers. In addition, payment terms with inventory suppliers may vary from time to time, and could result in less inventory being financed by suppliers and a greater amount of inventory being financed by our capital.

Trademarks and Service Marks

     We own or are the licensee of various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, and “VentureTech Network.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. Our management believes that the value of our marks is increasing with the development of our business, but our business as a whole is not materially dependent on these marks.

Employees

     As of December 28, 2002, we employed approximately 12,700 associates (as measured on a full-time equivalent basis). Our success depends on the talent and dedication of our associates. We strive to attract, develop, and retain outstanding associates. Certain of our operations in Europe and Latin America are subject to syndicates, collective bargaining or similar arrangements. We have a process for continuously measuring the status of associate satisfaction and responding to associate priorities. We believe that our relationships with our associates are generally good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of Ingram Micro as of March 1, 2003.

Name	Age	Position

Kent B. Foster	59	Chairman of the Board and Chief Executive Officer
Michael J. Grainger	50	President and Chief Operating Officer
Guy P. Abramo	41	Executive Vice President and Chief Strategy and Information Officer
Henri T. Koppen	60	Executive Vice President and President, Ingram Micro Asia-Pacific
Thomas A. Madden	49	Executive Vice President and Chief Financial Officer
Alain Monie	52	Executive Vice President
Kevin M. Murai	39	Executive Vice President and President, Ingram Micro North America
Gregory M.E. Spierkel	46	Executive Vice President and President, Ingram Micro Europe
James E. Anderson, Jr.	55	Senior Vice President, Secretary and General Counsel
Asger Falstrup	53	Senior Vice President and President, Ingram Micro Latin America
Matthew A. Sauer	55	Senior Vice President, Human Resources
James F. Ricketts	56	Corporate Vice President and Treasurer

     Kent B. Foster. Mr. Foster, age 59, was elected chairman of the board in May 2000 and is also our chief executive officer. Mr. Foster joined us as chief executive officer and president and a director in March 2000 after a 29-year career at GTE Corporation, a leading telecommunications company with one of the industry’s broadest arrays of products and services. From 1995 through 1999, Mr. Foster served as president, GTE Corporation and was a member of GTE’s board of directors from 1992 to 1999, serving as vice chairman of the board of GTE from 1993 to 1999. In addition, he currently serves on the board of directors of Campbell Soup Company, Inc., J.C. Penney Company, Inc., and New York Life Insurance Company.

     Michael J. Grainger. Mr. Grainger, age 50, has been our president and chief operating officer since January 2001 and served as our chief financial officer from May 1996 through July 2001. He also served as executive vice president from October 1996 to January 2001. He was vice president and controller of Ingram Industries Inc., our former parent corporation, from July 1990 to October 1996.

     Guy P. Abramo. Mr. Abramo, age 41, is our executive vice president and chief strategy and information officer. He has held these positions since September 2000. He previously served as senior vice president and chief information officer from November 1999 to September 2000, and senior vice president of marketing from September 1998 to November 1999. Prior to working for Ingram Micro, Mr. Abramo was a partner at Yankelovich Partners, a marketing professional services company, from May 1998 to October 1998 and managing director of marketing intelligence at KPMG Peat Marwick LLP, an accounting and professional services company, from February 1995 to May 1998.

     Henri T. Koppen. Mr. Koppen, age 60, has been executive vice president and president of Ingram Micro Asia-Pacific since February 2002, and served as senior vice president and president of Ingram Micro Asia-Pacific, from March 2000 through January 2002. He previously served as senior vice president and president of Ingram Micro Latin America from January 1998 to March 2000. Prior to working for Ingram Micro, Mr. Koppen served as president, Latin America, for General Electric Capital IT Solutions, a systems integrator/reseller company, from July 1996 to December 1997 and vice president, Latin America, for Ameridata Global Inc., a systems integrator/reseller company, from May 1995 to July 1996.

     Thomas A. Madden. Mr. Madden, age 49, became our executive vice president and chief financial officer in July 2001. Mr. Madden joined us from Arvin Meritor, Inc., a global supplier of systems, modules and components for the automotive industry, where he served as senior vice president and chief financial officer from May 1997 to July 2001. From 1981 to 1997, Mr. Madden held various management positions with Rockwell International, including vice president of corporate development, from 1996 to 1997, vice president of finance, from 1994 to 1996, and assistant corporate controller, from 1987 to 1994.

     Alain Monie. Mr. Monie, age 52, became our executive vice president in January 2003. Previously, Mr. Monie was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monie also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999.

     Kevin M. Murai. Mr. Murai, age 39, became our executive vice president and president of Ingram Micro North America in January 2002. He previously served as executive vice president and president of Ingram Micro U.S. from January 2000 to December 2001, as senior vice president and president of Ingram Micro Canada from December 1997 to January 2000, and vice president of operations for Ingram Micro Canada from January 1993 to December 1997.

     Gregory M.E. Spierkel. Mr. Spierkel, age 46, is executive vice president and president of Ingram Micro Europe. He has held these positions since June 1999. He previously served as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to working for Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996.

     James E. Anderson, Jr. Mr. Anderson, age 55, is our senior vice president, secretary and general counsel. He has held these positions since January 1996. He previously served as vice president, secretary and general counsel of Ingram Industries Inc., our former parent corporation, from September 1991 to November 1996.

     Asger Falstrup. Mr. Falstrup, age 53, has been our senior vice president and president, Ingram Micro Latin America since November 2001. He previously served as senior vice president and president, Ingram Micro Canada from January 2000 to December 2001, as vice president, Ingram Micro Northern Europe, from November 1996 to January 2000 and managing director, Denmark, from August 1994 to November 1996.

     Matthew A. Sauer. Mr. Sauer, age 55, has been our senior vice president of human resources since February 2003. He joined Ingram Micro in October 1996 as vice president of human resources and was promoted in September 1999 to corporate vice president of human resources strategies and processes.

     James F. Ricketts. Mr. Ricketts, age 56, is our corporate vice president and treasurer. He has held this position since April 1999. He previously served as vice president and treasurer from September 1996 to April 1999. Prior to his employment with Ingram Micro, Mr. Ricketts served as treasurer of Sundstrand Corporation, a manufacturer of aerospace and related technology products, from February 1992 to September 1996.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of the Act, including but not limited to, management’s expectations for operating income improvements from our profit enhancement programs; competition; revenues, expenses and other operating results or ratios; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. We disclaim any duty to update any forward-looking statements. A summary of these factors is as follows:

(1)	Failure to achieve the objectives of our profit enhancement program as announced in September 2002 or other process or organizational changes, in whole or in part, or delays in implementing components of the program, could have a material adverse effect on our business, financial condition, and results of operations. Additionally, failure to successfully transition certain components of our IT infrastructure to our third-party provider could result in significant disruption to our business or additional cost and may not generate the intended level of cost savings.

(2)	Intense competition, including competition from alternative business models, such as direct manufacturer-to-end-user selling, may lead to reduced prices, lower sales or reduced sales growth, and/or lower gross margins. This competition may also lead to extended payment terms with customers, which could increase our required capital investment, interest costs, and risk of bad debts.

(3)	Significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms, may adversely impact our results of operations or financial condition. Additionally, termination of a supply or services agreement with a major supplier or product supply shortages may adversely impact our results of operations.

(4)	A significant portion of our selling, general and administrative (“SG&A”) expense is comprised of personnel, facilities, and costs of invested capital; a decrease in demand at a faster rate than our ability to reduce such costs may hurt our profitability.

(5)	An interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information.

(6)	If the current downturn in economic conditions continues for an extended period of time or worsens, it will likely have an adverse impact on our business.

(7)	We may experience loss of business from one or more significant customers, and an increased risk of credit loss as a result of reseller customers’ businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers. Increased losses, if any, may not be covered by credit insurance or we may not be able to obtain credit insurance at reasonable rates or at all.

(8)	Rapid product improvement and technological change resulting in inventory obsolescence or changes in demand may result in a decline in value of a portion of our inventory.

(9)	Future terrorist or military actions could result in disruption to our operations or loss of assets, in certain markets or globally.

(10)	The loss of a key executive officer or other key employees, or changes affecting the work force such as government regulations, collective bargaining agreements or the limited availability of qualified personnel, could disrupt operations or increase our cost structure.

(11)	Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs.

(12)	Devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or other disruption of a foreign market, may adversely impact our operations in that country or globally.

(13)	Our failure to attract new sources of business from expansion of products or services or entry into new markets could negatively impact our future operating results.

(14)	Our failure to adequately adapt to industry changes and to manage potential growth and/or contractions may adversely impact our results of operations.

(15)	Integration of our acquired businesses and similar transactions involve various risks and difficulties. Our operations may be adversely impacted by an acquisition that (i) is not suited for us, (ii) is improperly executed, or (iii) substantially increases our debt.

(16)	Future periodic assessments required by current or new accounting standards relating to long-lived assets, goodwill and other intangible assets may result in additional non-cash charges.

(17)	Seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in our quarterly results.

(18)	The failure of certain shipping companies to deliver product to us, or from us to our customers, may adversely impact our results of operations.

     We operate our global business in a continually changing environment that involves numerous risks and uncertainties. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows.

     Reference is made to Exhibit 99.01 hereto for additional discussion of the foregoing factors, as well as additional factors, which may affect our actual results and cause such results to differ materially from those expressed or implied in forward-looking statements. We also make available, free of charge through our website, www.ingrammicro.com, annual, quarterly, and current reports (and amendments thereto) as soon as reasonably practicable after our electronic filing with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales office and distribution network throughout North America, Europe, Latin America, and Asia-Pacific. As of December 28, 2002, we operated 49 distribution centers worldwide. Additionally, we serve markets where we do not have an in-country presence through various sales offices, including from Santa Ana, California; Buffalo, New York; Miami, Florida; Singapore; and certain countries in Europe.

     As of December 28, 2002, we leased substantially all our facilities on varying terms. We also own several facilities, the most significant of which are our office/distribution facilities in Santiago, Chile, Singapore, and Straubing, Germany. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own an undeveloped parcel of land in Santa Ana, California totaling approximately 16 acres, and have purchase options on approximately 60 acres in Millington, Tennessee.

     As previously described, we have begun a restructuring program, as a result of which we have closed and expect to continue to close some of our facilities, consolidating operations in other existing facilities. See “Item 1. BUSINESS — Business Strategy — Reduce Costs and Enhance Profitability through Continuous Business Process Improvements” above.

ITEM 3. LEGAL PROCEEDINGS

     On July 14, 2000, we filed a complaint in Orange County, California Superior Court against The BigStore.com, a customer that had defaulted on over $3.2 million of debt owed to us, for breach of contract and nonpayment, and also against Robert McNulty and Frank Denny to collect on their individual guarantees of The BigStore’s debt to us. On July 31, 2000, we, along with two other creditors, filed an involuntary bankruptcy petition in the United States Bankruptcy Court in Santa Ana, California against The BigStore. In September 2000, The BigStore consented to the conversion of the involuntary bankruptcy to a Chapter 11 proceeding, and also filed a cross-complaint against us in the superior court action. The cross-complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, interference with contract, interference with prospective business advantage, unfair business practices, unfair competition, and misappropriation of trade secrets, and generally alleges that we had deliberately and wrongfully driven The BigStore out of business in order to benefit our other customers who competed with The BigStore. The cross-complaint prays for $50 million in compensatory damages in addition to punitive damages. McNulty and Denny have also filed their own cross-complaints against us that ask for unspecified damages and for rescission or cancellation of their guarantees of The BigStore’s debt.

     In October 2000 we removed the superior court action to Federal bankruptcy court. In December 2000 the bankruptcy judge ordered that our actions to collect on the McNulty and Denny guarantees, and the McNulty and Denny cross-complaints, be remanded to Orange County Superior Court, where they now reside, but retained jurisdiction over The BigStore cross-complaint. We have filed answers to the various cross-complaints, denying any liability. Motions for summary judgment by McNulty and Denny were denied. Our motions for summary judgment on their guarantees were heard by the state court on February 4, 2002 and denied. In the meantime, our motion for a writ of attachment against McNulty was granted in the amount of approximately $1.8 million. Our motion to strike McNulty and Denny’s demand for jury trial on their claims relating to the enforceability of the guarantees was granted in December 2002. No trial date is set for the superior court case. In the Summer and Fall 2002, we filed three partial summary judgment motions against The BigStore’s claims in the bankruptcy case. All of those motions were fully granted in our favor.

     As a result of an internal review by us of export shipments made from our United States distribution facilities during the period prior to 1998, we have determined that certain of these shipments and related documentation were not in compliance with U.S. export regulations. We have notified the appropriate federal government agencies pursuant to applicable voluntary self-disclosure procedures. The reported shipments consisted of modems and other telecommunications products and shrink-wrapped, commercial software readily available through normal retail outlets that contained encryption features then controlled under export regulations. These shipments had a total value of approximately $673,240. Violations of export laws and regulations are subject to both civil and criminal penalties, including in appropriate circumstances, suspension or loss of export privileges. Since our self-disclosure, a representative of the Department of Commerce has requested additional documents relating to our self-disclosure, which we provided in January 1999. The Department of Commerce has not communicated with us since then. We do not know what position the Department of Commerce will take upon further review of our self-disclosure. We are not able to estimate at this time the amount or nature of penalties, if any, that might be sought against us as a result of the reported violations; however, penalties to which we potentially may be subject could be material.

     There are various claims, lawsuits, and pending actions against Ingram Micro incidental to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 22, 2003, there were 632 holders of record of the Class A Common Stock. We believe that there are approximately 35,000 beneficial holders of the Class A Common Stock.

     Information as to our quarterly stock prices is included on the inside back cover of our 2002 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal market on which the Class A Common Stock is traded is included on the inside back cover of our 2002 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated by reference in this Annual Report on Form 10-K.

     Dividend Policy. We have not declared nor paid any dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain future earnings to finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of our debt facilities contain restrictions on the declaration and payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of Ingram Micro for the five year period ended December 28, 2002 is included on page 18 of our 2002 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included on pages 36 through 63 of our 2002 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K and the financial statement schedule below in Item 15 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19 through 35 of our 2002 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and are incorporated in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required disclosure is included on page 34 of our 2002 Annual Report to Shareowners, which is also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are included on pages 36 through 63 of our 2002 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 15 below.

     A financial statement schedule for our business, and report thereon, are included on pages 33 and 34, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

PART III

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

     The Notice and Proxy Statement for the 2003 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, and 13).

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)), including our internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to our business (including our consolidated subsidiaries).

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (a)  1. Financial Statements:

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 20, 2003, all appearing on page 36 through 64 in the 2002 Annual Report to Shareowners, are incorporated in this Annual Report on Form 10-K.

     With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the 2002 Annual Report to Shareowners is not deemed filed as part of this Annual Report on Form 10-K.

Page No. In
Annual Report
to Shareowners

Index to Financial Information	17
Consolidated Balance Sheet at December 28, 2002, and December 29, 2001	36
Consolidated Statement of Income for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	37
Consolidated Statement of Stockholders’ Equity for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	38
Consolidated Statement of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	39
Notes to Consolidated Financial Statements	40
Report of Independent Accountants	64

     Pages 18 through 64 and the inside back cover page of the 2002 Annual Report to Shareowners of Ingram Micro Inc. include the Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Independent Accountants’ Report, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as Exhibit 13.01 to this Annual Report on Form 10-K.

     2.     Financial Statement Schedules:

     Financial Statement Schedule II — Valuation and Qualifying Accounts.

          3. List of Exhibits:

Exhibit No.	Exhibit

3.01	Form of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))

3.02	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))

3.03	Amended and Restated Bylaws of the Company dated as of May 30, 2002 (incorporated by reference to Exhibit 3.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 28, 2002 (the “2002 Q3 10-Q”))

4.01	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)

10.01	Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

10.02	Ingram Micro Inc. Key Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.08 to the IPO S-1)

10.03	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.04	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.05	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.06	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.07	Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))

10.08	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the 2002 Q3 10-Q)

10.09	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.10	Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)

10.11	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)

10.12	Amendment No. 1 to the Board Representation Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 3.4 to the 2001 S-4)

Exhibit No.	Exhibit

10.13	Amendment No. 2 to the Board Representation Agreement dated as of March 12, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (“the “2001 10-K”))

10.14	Amendment No. 3 to the Board Representation Agreement dated as of Mary 30, 2002 (incorporated by reference to Exhibit 10.43 to the 2002 Q3 10-Q)

10.15	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.16	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)

10.17	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.18	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

10.19	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)

10.20	Reserved

10.21	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))

10.22	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)

10.23	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)

10.24	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)

10.25	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)

10.26	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)

10.27	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)

10.28	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)

10.29	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)

Exhibit No.	Exhibit

10.30	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)

10.31	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)

10.32	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)

10.33	Amended and Restated Servicing Agreement dated as of March 8, 2000 among Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999
10-K)

10.34	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.59 to the 1999 10-K)

10.35	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)

10.36	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)

10.37	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))

10.38	Executive Retention Plan Agreement with Guy P. Abramo (incorporated by reference to Exhibit 10.02 to the Q2 2001 10-Q)

10.39	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)

10.40	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)

10.41	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”)

10.42	Amendment No. 1 dated as of February 20, 2003 to the 2002 Credit Agreement

10.43	Reserved

10.44	Amendment No. 1 dated as of February 10, 2003 to Series 2000-1 Supplement dated as of March 8, 2000 among Funding, the Company as Master Servicers, Redwood Receivables Corporation, as the sole Purchaser, JPMorgan Chase Bank, as Trustee, and General Electric Capital Corporation, as Agent and sole Liquidity Bank

Exhibit No.	Exhibit

10.45	Executive Retention Plan Agreement with Henri T. Koppen

10.46	Separation Agreement dated as of February 14, 2003 with David M. Finley

13.01	Portions of Annual Report to Shareowners for the fiscal year ended December 28, 2002

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8

23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

99.02	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.03	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K:

(a)	on October 25, 2002 in connection with the filing of certifications by our principal executive officer and principal financial officer pursuant to Order 4-460 of the Commission, and

(b)	on October 30, 2002 in connection with the issuance of a press release announcing financial results for the third quarter and nine months ended September 28, 2002.

INGRAM MICRO INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	Beginning	costs and			at end of
Description	of year	expenses	Deductions	Other(*)	year

Allowance for doubtful accounts receivable and sales returns:
2002	$79,927	$50,765	$(46,415)	$5,612	$89,889
2001	96,994	58,960	(75,090)	(937)	79,927
2000	100,754	71,846	(74,227)	(1,379)	96,994

*Other includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ingram Micro Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 2003, appearing in the 2002 Annual Report to Shareowners of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
February 20, 2003

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

	By:	/s/ James E. Anderson, Jr.

March 25, 2003		James E. Anderson, Jr., Senior Vice President, Secretary and General Counsel

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Kent B. Foster Kent B. Foster	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/s/ Thomas A. Madden Thomas A. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2003

/s/ John R. Ingram John R. Ingram	Director	March 25, 2003

/s/ Martha R. Ingram Martha R. Ingram	Director	March 25, 2003

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	March 25, 2003

/s/ Dale R. Laurance Dale R. Laurance	Director	March 25, 2003

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	March 25, 2003

/s/ Michael T. Smith Michael T. Smith	Director	March 25, 2003

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 25, 2003

CERTIFICATIONS

I, Kent B. Foster, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Ingram Micro Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and 15d-14 for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Kent B. Foster
Name:	Kent B. Foster
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

I, Thomas A. Madden, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Ingram Micro Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and 15d-14 for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Thomas A. Madden
Name:	Thomas A. Madden
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Exhibit

3.01	Form of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))

3.02	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))

3.03	Amended and Restated Bylaws of the Company dated as of May 30, 2002 (incorporated by reference to Exhibit 3.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 28, 2002 (the “2002 Q3 10-Q”))

4.01	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)

10.01	Ingram Micro Inc. Rollover Stock Option Plan (incorporated by reference to Exhibit 10.07 to the IPO S-1)

10.02	Ingram Micro Inc. Key Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.08 to the IPO S-1)

10.03	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.04	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.05	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.06	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.07	Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))

10.08	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the 2002 Q3 10-Q)

10.09	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.10	Registration Rights Agreement dated as of November 6, 1996 among the Company and the persons listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Thrift Plan S-1)

10.11	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)

10.12	Amendment No. 1 to the Board Representation Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 3.4 to the 2001 S-4)

Exhibit No.	Exhibit

10.13	Amendment No. 2 to the Board Representation Agreement dated as of March 12, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (“the “2001 10-K”))

10.14	Amendment No. 3 to the Board Representation Agreement dated as of Mary 30, 2002 (incorporated by reference to Exhibit 10.43 to the 2002 Q3 10-Q)

10.15	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.16	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)

10.17	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.18	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

10.19	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)

10.20	Reserved

10.21	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))

10.22	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)

10.23	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)

10.24	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)

10.25	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)

10.26	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)

10.27	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)

10.28	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)

10.29	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)

Exhibit No.	Exhibit

10.30	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)

10.31	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)

10.32	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)

10.33	Amended and Restated Servicing Agreement dated as of March 8, 2000 among Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999 10-K)

10.34	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.59 to the 1999 10-K)

10.35	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)

10.36	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)

10.37	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))

10.38	Executive Retention Plan Agreement with Guy P. Abramo (incorporated by reference to Exhibit 10.02 to the Q2 2001 10-Q)

10.39	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)

10.40	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)

10.41	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”)

10.42	Amendment No. 1 dated as of February 20, 2003 to the 2002 Credit Agreement

10.43	Reserved

10.44	Amendment No. 1 dated as of February 10, 2003 to Series 2000-1 Supplement dated as of March 8, 2000 among Funding, the Company as Master Servicers, Redwood Receivables Corporation, as the sole Purchaser, JPMorgan Chase Bank, as Trustee, and General Electric Capital Corporation, as Agent and sole Liquidity Bank

Exhibit No.	Exhibit

10.45	Executive Retention Plan Agreement with Henri T. Koppen

10.46	Separation Agreement dated as of February 14, 2003 with David M. Finley

13.01	Portions of Annual Report to Shareowners for the fiscal year ended December 28, 2002

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8

23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

99.02	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.03	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act