Form 10-Q
period 2003-03-29
INGRAM MICRO INC
filed 2003-05-13
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The Registrant had 151,023,034 shares of Class A Common Stock, par value $.01 per share, outstanding at March 29, 2003.

INGRAM MICRO INC.

INDEX

		Pages

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet at March 29, 2003 and December 28, 2002	3
	Consolidated Statement of Income for the thirteen weeks ended March 29, 2003 and March 30, 2002	4
	Consolidated Statement of Cash Flows for the thirteen weeks ended March 29, 2003 and March 30, 2002	5
	Notes to Consolidated Financial Statements	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
Part II.	Other Information
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		27
Certifications		28-32

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)

	March 29,	December 28,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295,025	$387,513
Accounts receivable:
Trade receivables	1,523,562	1,770,988
Retained interest in securitized receivables	573,202	583,918

Total accounts receivable (less allowances of $85,893 and $89,889)	2,096,764	2,354,906
Inventories	1,488,238	1,564,065
Other current assets	277,117	293,902

Total current assets	4,157,144	4,600,386
Property and equipment, net	238,832	250,244
Goodwill	238,903	233,922
Other	54,035	59,802

Total assets	$4,688,914	$5,144,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,241,961	$2,623,188
Accrued expenses	262,895	438,787
Current maturities of long-term debt	192,484	124,894

Total current liabilities	2,697,340	3,186,869
Long-term debt, less current maturities	236,588	241,052
Deferred income taxes and other liabilities	96,699	80,444

Total liabilities	3,030,627	3,508,365

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 151,023,034 and 150,778,355 shares issued and outstanding	1,510	1,508
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	710,578	707,689
Retained earnings	962,821	952,753
Accumulated other comprehensive loss	(15,934)	(25,548)
Unearned compensation	(688)	(413)

Total stockholders’ equity	1,658,287	1,635,989

Total liabilities and stockholders’ equity	$4,688,914	$5,144,354

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Net sales	$5,474,214	$5,616,551
Cost of sales	5,177,982	5,312,884

Gross profit	296,232	303,667

Operating expenses:
Selling, general and administrative	257,202	269,419
Reorganization costs	11,939	3,410

	269,141	272,829

Income from operations	27,091	30,838

Other expense (income):
Interest income	(2,937)	(3,276)
Interest expense	6,919	7,044
Losses on sales of receivables	4,317	2,713
Net foreign currency exchange loss	1,863	4,230
Gain on sale of available-for-sale securities	—	(6,535)
Other	1,440	2,127

	11,602	6,303

Income before income taxes and cumulative effect of adoption of a new accounting standard	15,489	24,535
Provision for income taxes	5,421	9,078

Income before cumulative effect of adoption of a new accounting standard	10,068	15,457
Cumulative effect of adoption of a new accounting standard, net of ($2,633) in income taxes	—	(280,861)

Net income (loss)	$10,068	$(265,404)

Basic earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$0.07	$0.10
Cumulative effect of adoption of a new accounting standard	—	(1.87)

Net income (loss)	$0.07	$(1.77)

Diluted earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$0.07	$0.10
Cumulative effect of adoption of a new accounting standard	—	(1.84)

Net income (loss)	$0.07	$(1.74)

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$10,068	$(265,404)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	280,861
Depreciation	22,996	20,565
Noncash charges for impairments and losses on disposals of property and equipment	1,911	1,377
Noncash charges for interest and compensation	1,279	359
Deferred income taxes	20,272	12,191
Pre-tax gain on sale of available-for-sale securities	—	(6,535)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	(3,000)	(53,365)
Accounts receivable	286,338	308,366
Inventories	94,822	104,304
Other current assets	14,861	32,906
Accounts payable	(410,865)	(254,103)
Accrued expenses	(198,080)	1,675

Cash provided (used) by operating activities	(159,398)	183,197

Cash flows from investing activities:
Purchases of property and equipment	(11,453)	(15,617)
Acquisitions, net of cash acquired	(6,271)	—
Net proceeds from sale of available-for-sale securities	—	31,840
Other	530	(111)

Cash provided (used) by investing activities	(17,194)	16,112

Cash flows from financing activities:
Proceeds from exercise of stock options	1,107	6,890
Net proceeds from (repayments of) debt	66,246	(100,307)

Cash provided (used) by financing activities	67,353	(93,417)

Effect of exchange rate changes on cash and cash equivalents	16,751	562

Increase (decrease) in cash and cash equivalents	(92,488)	106,454
Cash and cash equivalents, beginning of period	387,513	273,059

Cash and cash equivalents, end of period	$295,025	$379,513

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

Note 1 – Organization and Basis of Presentation

     Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain management services worldwide. Ingram Micro operates in North America, Europe, Latin America and Asia-Pacific.

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of March 29, 2003, and its results of operations and cash flows for the thirteen weeks ended March 29, 2003 and March 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2002. The results of operations for the thirteen weeks ended March 29, 2003 may not be indicative of the results of operations that can be expected for the full year.

Note 2 – Earnings Per Share

     The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable.

The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Income before cumulative effect of adoption of a new accounting standard	$10,068	$15,457

Weighted average shares	150,905,166	149,599,019

Basic earnings per share before cumulative effect of adoption of a new accounting standard	$0.07	$0.10

Weighted average shares including the dilutive effect of stock options and warrants (312,045 and 3,090,908 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively)	151,217,211	152,689,927

Diluted earnings per share before cumulative effect of adoption of a new accounting standard	$0.07	$0.10

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

     At March 29, 2003 and March 30, 2002, there were approximately 33,631,000 and 12,896,000 stock options and warrants for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Accounting for Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“FAS 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair-value method had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Net income (loss), as reported	$10,068	$(265,404)
Compensation expense as determined under FAS 123, net of related tax effects	7,213	7,453

Pro forma net income (loss)	$2,855	$(272,857)

Earnings (loss) per share:
Basic – as reported	$0.07	$(1.77)

Basic – pro forma	$0.02	$(1.82)

Diluted – as reported	$0.07	$(1.74)

Diluted – pro forma	$0.02	$(1.79)

     The weighted average fair value per option granted during the thirteen weeks ended March 29, 2003 and March 30, 2002 was $4.24 and $8.02, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Risk-free interest rate	2.16%	3.66%
Expected years until exercise	3.0 years	3.0 years
Expected stock volatility	52.7%	63.8%

Note 3 – Comprehensive Income

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

     Total comprehensive income (loss) for the thirteen weeks ended March 29, 2003 and March 30, 2002 was $19,682 and ($267,060), respectively.

     The components of accumulated other comprehensive loss are as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss) on	Other
	Translation	Available-for-	Comprehensive
	Adjustment	Sale Securities	Income (Loss)

Balance at December 28, 2002	$(25,548)	$—	$(25,548)
Change in foreign currency translation adjustment	9,614	—	9,614

Balance March 29, 2003	$(15,934)	$—	$(15,934)

Balance at December 29, 2001	$(52,744)	$(672)	$(53,416)
Change in foreign currency translation adjustment	(2,328)	—	(2,328)
Unrealized holding gain arising during the quarter	—	4,789	4,789
Realized gain included in net income	—	(4,117)	(4,117)

Balance at March 30, 2002	$(55,072)	$—	$(55,072)

     In March 2002, the Company sold its shares of SOFTBANK Corp. (“Softbank”) common stock for cash proceeds of $31,840, resulting in a pre-tax gain of $6,535 and an after-tax gain of $4,117, net of deferred taxes of $2,418 (see Note 9).

Note 4 – Goodwill

     The changes in the carrying amount of goodwill for the thirteen weeks ended March 29, 2003 are as follows:

	North		Other
	America	Europe	International	Total

Balance at December 28, 2002	$78,310	$2,111	$153,501	$233,922
Acquisitions	—	4,552	—	4,552
Foreign currency translation	43	206	180	429

Balance at March 29, 2003	$78,353	$6,869	$153,681	$238,903

     In February of 2003, the Company increased its ownership in Macrotron AG (“Macrotron”), a German based distribution company, by acquiring the remaining interest held by minority shareholders. The purchase price of this acquisition consisted of a cash payment of $6,271, resulting in the recording of approximately $4,552 of goodwill. Court actions have been filed by several minority shareholders contesting the adequacy of the purchase price paid for the shares and various other actions, which could affect the purchase price. Depending upon the outcome of these actions, additional payments for such shares may be required.

Note 5 – Reorganization and Profit Enhancement Program Costs

     In June 2001, the Company initiated a broad-based reorganization plan to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program resulted in restructuring of several functions, consolidation of facilities, and reductions of workforce worldwide in each of the quarters through June 2002.

     In September 2002, the Company announced a comprehensive profit enhancement program to further accelerate its ongoing business improvement program, which is designed to improve operating income through enhancements in gross margins and reductions of selling, general and administrative expenses. Key components of this initiative include enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. The actions anticipated under the original program announced in September 2002 are expected to result in incremental

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

costs of approximately $140,000 (approximately $88,000 after income taxes) recorded through December 2003. Costs incurred in the implementation of the profit enhancement program (“other major-program costs”) are expected to be recorded in costs of sales; selling, general and administrative expenses; and reorganization costs. Through March 29, 2003, the Company incurred incremental costs of $119,759, of which $11,908 ($5,035 of reorganization costs and $6,873 of other major-program costs) were recorded in the first quarter of 2003, related to the profit enhancement program.

     In the first quarter of 2003, the Company identified additional profit enhancement opportunities, primarily in Europe and to a limited extent in the Company’s geographic regions outside North America and Europe, or Other International, which were not part of the scope of the original comprehensive profit enhancement program announced on September 18, 2002. These new opportunities, primarily related to the further consolidation of the Company’s operations in the Nordic areas of Europe, are expected to result in operating income improvements primarily in the European region when fully implemented. For the first quarter of 2003, the Company incurred total incremental costs of $8,254 ($6,904 of reorganization costs and $1,350 of other major-program costs) related these new profit improvement opportunities.

Reorganization Costs

     In the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires the Company to recognize restructuring liabilities at fair value. The fair value of restructuring charges recorded in the first quarter of 2003 did not differ materially from the undiscounted obligations.

     Within the context of the broad-based reorganization plan and the comprehensive profit enhancement program, the Company has developed and implemented detailed plans for restructuring actions. The following table summarizes the Company’s reorganization costs for the thirteen weeks ended March 29, 2003, and for each of the quarters in the years ended December 28, 2002 resulting from the detailed actions initiated under the broad-based reorganization plan and the profit enhancement program:

	Headcount	Employee Termination	Facility	Other
Quarter Ended	Reduction	Benefits	Costs	Costs	Total

March 29, 2003
North America	280	$3,564	$—	$1,471	$5,035
Europe	60	864	5,787	81	6,732
Other International	25	172	—	—	172

Thirteen weeks ended March 29, 2003	365	$4,600	$5,787	$1,552	$11,939

December 28, 2002
North America	265	$1,824	$25,431	$6,980	$34,235
Europe	150	3,216	512	1,145	4,873
Other International	60	468	(28)	—	440

Subtotal	475	5,508	25,915	8,125	39,548

September 28, 2002
North America	265	2,435	15,470	—	17,905
Europe	165	2,482	1,324	775	4,581
Other International	95	471	(141)	(9)	321

Subtotal	525	5,388	16,653	766	22,807

June 29, 2002
North America	270	1,629	897	—	2,526
Europe	90	1,883	437	(392)	1,928
Other International	110	916	—	—	916

Subtotal	470	4,428	1,334	(392)	5,370

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

	Headcount	Employee Termination	Facility	Other
Quarter Ended	Reduction	Benefits	Costs	Costs	Total

March 30, 2002
North America	105	$996	$—	$—	$996
Europe	20	448	814	—	1,262
Other International	90	330	822	—	1,152

Subtotal	215	1,774	1,636	—	3,410

Full year 2002	1,685	$17,098	$45,538	$8,499	$71,135

     The reorganization charge of $11,939 for the first quarter of 2003 included $11,897 related to detailed actions taken during the quarter and net additional charges of $42 to reflect adjustments to detailed actions taken in the fourth quarter of 2002 ($56 for higher lease obligations associated with facility consolidations, partially offset by a $14 credit for lower than expected costs associated with employee termination benefits).

     The following are descriptions of the detailed actions under the broad-based reorganization plan and the profit enhancement program:

Quarter ended March 29, 2003

     Reorganization costs for the first quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide; facility exit costs, principally comprised of lease exit costs associated with the downsizing of an office facility and exit of a warehouse in Europe; and other costs, primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions. The Company anticipates that these restructuring actions will be substantially completed within twelve months from March 29, 2003.

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		March 29,
	Costs	Liability	Adjustments	2003

Employee termination benefits	$4,614	$2,105	$—	$2,509
Facility costs	5,731	237	—	5,494
Other costs	1,552	32	—	1,520

Total	$11,897	$2,374	$—	$9,523

Quarter ended December 28, 2002

     Reorganization costs for the fourth quarter of 2002 were comprised of employee termination benefits for workforce reductions primarily in North America and Europe; facility exit costs, primarily comprised of lease exit costs for the downsizing of the Williamsville, New York office facility, and consolidating the Mississauga, Canada office facility; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. The Company anticipates that these restructuring actions will be substantially completed within twelve months from December 28, 2002.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		March 29,
	2002	Liability	Adjustments	2003

Employee termination benefits	$4,477	$1,654	$(14)	$2,809
Facility costs	25,243	2,605	56	22,694
Other costs	7,413	7,142	—	271

Total	$37,133	$11,401	$42	$25,774

Quarter ended September 28, 2002

     Reorganization costs for the third quarter of 2002 were primarily comprised of employee termination benefits for workforce reductions worldwide; facility exit costs, primarily comprised of lease exit costs for the closure of the Memphis, Tennessee configuration center and Harrisburg, Pennsylvania returns center, downsizing the Carol Stream, Illinois and Jonestown, Pennsylvania distribution centers, closing the European assembly facility and the consolidation of operations in Australia; and other costs associated with the reorganization activities. The Company anticipates that these restructuring actions will be substantially completed within twelve months from September 28, 2002.

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		March 29,
	2002	Liability	Adjustments	2003

Employee termination benefits	$2,147	$1,593	$—	$554
Facility costs	8,496	1,019	—	7,477
Other costs	635	223	—	412

Total	$11,278	$2,835	$—	$8,443

Quarter ended June 29, 2002

     The Company’s reorganization plan for the second quarter of 2002 primarily included employee termination benefits for workforce reductions worldwide and costs to exit facilities in Europe. The Company anticipates that these restructuring actions will be substantially completed within twelve months from June 29, 2002.

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		March 29,
	2002	Liability	Adjustments	2003

Employee termination benefits	$212	$—	$—	$212
Other costs	25	—	—	25

Total	$237	$—	$—	$237

Quarter ended March 30, 2002

     The Company’s reorganization plan for the first quarter of 2002 primarily included facility exit costs, principally comprised of lease exit costs for facility consolidations in Europe and Other International, and employee termination benefits for workforce reductions worldwide. These restructuring actions are substantially completed; however, future cash outlays will be required due to severance payment terms.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		March 29,
	2002	Liability	Adjustments	2003

Employee termination benefits	$29	$9	$—	$20

Quarter ended December 29, 2001

     The Company’s reorganization plan for the fourth quarter of 2001 included facility consolidations, primarily in Europe, and workforce reductions worldwide. These restructuring actions are substantially completed; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		March 29,
	2002	Liability	Adjustments	2003

Employee termination benefits	$450	$126	$—	$324
Facility costs	300	—	—	300

Total	$750	$126	$—	$624

Quarter ended September 29, 2001

     The Company’s reorganization plan for the third quarter of 2001 focused primarily in North America and Europe and, to a limited extent, Other International. This reorganization plan included facility consolidations in the Company’s North American headquarters in Santa Ana, California and two warehouse and office facilities in Southern Europe, and headcount reductions worldwide. These restructuring actions are substantially completed; however, future cash outlays will be required due to future lease payments related to exited facilities.

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		March 29,
	2002	Liability	Adjustments	2003

Facility costs	$466	$118	$—	$348

Quarter ended June 30, 2001

     The Company’s reorganization plan for the second quarter of 2001 focused primarily in North America and, to a limited extent, in Europe and Other International. This reorganization plan included the closure of the Newark and Fullerton, California distribution centers, downsizing the Miami, Florida distribution center, closing the returns processing centers in Santa Ana and Rancho Cucamonga, California and centralizing returns in the Harrisburg, Pennsylvania returns center; restructuring the North American sales force; consolidating the North American product management division; and reorganizing IT resources. These restructuring actions are substantially completed; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

     The reorganization charges, related payment activities for the thirteen weeks ended March 29, 2003 and the remaining liability at March 29, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		March 29,
	2002	Liability	Adjustments	2003

Employee termination benefits	$240	$115	$—	$125
Facility costs	1,568	411	—	1,157

Total	$1,808	$526	$—	$1,282

Profit Enhancement Program Implementation Costs

     For the thirteen weeks ended March 29, 2003, other costs related to the implementation of the profit enhancement program totaled $8,223, of which approximately $6,873 related to actions contemplated under the original profit enhancement program announced September 18, 2002 and $1,350 related to new profit improvement opportunities primarily consisting of further consolidation of the Company’s operations in the Nordic areas of Europe and other actions in Other International. Of the total $8,223 in other major-program costs, approximately $7,780 was recorded as selling, general and administrative expenses and comprised of $5,125 of incremental depreciation ($4,218 in North America and $907 in Europe) resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions and $2,655 primarily comprised of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America. In addition, other major-program costs of $443 were recorded in cost of sales and primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas in Europe.

Note 6 – Accounts Receivable

     In March 2000, the Company entered into a revolving five-year accounts receivable securitization program in the U.S., which provides for the issuance of up to $700,000 in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, most of the Company’s U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. In addition, the trust has issued $25,000 of fixed-rate, medium-term certificates, also secured by undivided interests in the pool of transferred receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At March 29, 2003 and December 28, 2002, the amount of undivided interests sold to and held by third parties totaled $72,000 and $75,000, respectively.

     The Company also has certain other trade accounts receivable based facilities in Europe and Canada, which provide up to approximately $276,000 of additional financing capacity. At March 29, 2002 and December 28, 2002 there were no trade accounts receivable sold to and held by third parties under these programs.

     Losses in the amount of $4,317 and $2,713 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively, related to sales of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

Note 7 – Long-Term Debt

     The Company’s long-term debt consists of the following:

	March 29,	December 28,
	2003	2002

Revolving unsecured credit facilities and other long-term debt	$129,046	$92,088
Convertible debentures	432	427
European revolving trade accounts receivable backed financing facility	80,606	49,585
Senior subordinated notes	218,988	223,846

	429,072	365,946
Current maturities of long-term debt	(192,484)	(124,894)

	$236,588	$241,052

Note 8 – Segment Information

     The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operated during the first quarter of 2003 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom) and Other International (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, Thailand, Brazil, Chile, and Mexico). Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

     Financial information by geographic segment is as follows:

	As of and For the
	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Net sales:
North America
Sales to unaffiliated customers	$2,755,012	$3,116,908

Transfers between geographic areas	30,757	39,790
Europe	1,928,828	1,759,775
Other International	790,374	739,868
Eliminations	(30,757)	(39,790)

Total	$5,474,214	$5,616,551

Income (loss) from operations:
North America	$14,851	$23,342
Europe	11,435	12,742
Other International	805	(5,246)

Total	$27,091	$30,838

Identifiable assets:
North America	$3,189,306	$3,332,254
Europe	1,118,610	969,481
Other International	380,998	384,891

Total	$4,688,914	$4,686,626

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

	As of and For the
	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Capital expenditures:
North America	$7,562	$12,135
Europe	3,085	2,623
Other International	806	859

Total	$11,453	$15,617

Depreciation:
North America	$16,520	$14,649
Europe	5,049	4,177
Other International	1,427	1,739

Total	$22,996	$20,565

     Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment included in income (loss) from operations is as follows:

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Reorganization costs (Note 5):
North America	$5,035	$996
Europe	6,732	1,262
Other International	172	1,152

Total	$11,939	$3,410

Other profit enhancement program costs (Note 5):
Charged to cost of sales:
Europe	$443	$—

Charged to operating expenses:
North America	$6,873	$—
Europe	907	—
Other International	—	—

Total	$7,780	$—

Note 9 – Commitments and Contingencies

     There are various claims, lawsuits and pending actions against the Company incidental to its operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     As is customary in the IT distribution industry, the Company has arrangements with certain unrelated finance companies that provide inventory financing facilities for its customers. In conjunction with certain of these arrangements, the Company has agreements with the finance companies that would require it to repurchase certain inventory, which might be repossessed, from the customers by the finance companies. Due to various reasons, including the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in 000’s, except per share data )
(Unaudited)

     The Company has deferred tax liabilities of $2,418, $42,131 and $76,098 related to gains realized on the sales of Softbank common stock in 2002, 2000 and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for deferred tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when this matter will be finally resolved with the taxing authorities, or if the deferred taxes of $2,418, $42,131 and $76,098 for the 2002, 2000 and 1999 sales, respectively, will ultimately be paid. Accordingly the Company continues to provide for these tax liabilities. If the Company is successful in obtaining a favorable resolution of this matter, the Company’s tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, the Company believes that it will be able to fund any such taxes that may be assessed on this matter with available sources of liquidity. The Company’s federal tax returns for fiscal years through 1998 have been closed. The U.S. IRS has begun an examination process related to the Company’s federal tax returns for fiscal year 1999 and has surveyed such returns.

Note 10 – New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. For VIEs created before February 1, 2003, the recognition and measurement provisions of FIN 46 are effective for the Company no later than the beginning of the third quarter of 2003, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN 46 are effective immediately. The company is in the process of assessing what impact, if any, FIN 46 may have on its consolidated financial position or results of operations.

     In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF No. 02-16). EITF No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from that vendor. The provisions of EITF No. 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The Company believes that its historical treatment of funds received from vendors has been materially consistent with the requirements of EITF No. 02-16. Accordingly, the adoption of EITF No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for operating income improvements from our profit enhancement program; competition; revenues, expenses and other operating results or ratios; economic conditions; liquidity; capital requirements and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 28, 2002. We disclaim any duty to update any forward-looking statements.

Reorganization and Profit Enhancement Program

     In June 2001, we initiated a broad-based reorganization plan with detailed actions implemented primarily in North America and, to a limited extent, in Europe and our Other International operations to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program has resulted in restructuring of several functions, consolidation of facilities and reductions of workforce worldwide through June 2002.

     In September 2002, we announced a comprehensive profit enhancement program, which is designed to improve operating income through enhancements in gross margins and reduction of SG&A expenses. Key components of this initiative include enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring.

     We announced that we anticipate our profit enhancement program will result in additional implementation costs aggregating approximately $140 million (approximately $88 million after income taxes) through December 2003. Approximately half of the after-tax costs will require cash expenditures; the remainder will be noncash charges. These costs will consist primarily of reorganization costs and other program implementation costs charged to cost of sales and SG&A expenses (“other major-program costs”). Reorganization costs are expected to include severance expenses, lease termination costs and other costs associated with the exit of facilities or other contracts. The other major-program costs are expected to consist of program management and consulting expenses, accelerated depreciation, losses on disposals of certain assets, costs associated with geographic relocation, and inventory and vendor-program losses, primarily associated with the exit of certain businesses. As of March 29, 2003, we have incurred total costs related to actions originally included in the profit enhancement program announced in September of 2002 of approximately $119.8 million, of which approximately $11.9 million was incurred in the thirteen weeks ended March 29, 2003, or the first quarter of 2003. In the first quarter of 2003, we incurred an additional $8.3 million of reorganization and other major-program costs, primarily in connection with further consolidation of our operations in the Nordic areas of Europe, which were not part of the original scope of the profit-enhancement program announced in September 2002. These actions will lead to additional operating income improvements primarily in the European region toward the end of 2003.

     Operational improvements from the profit enhancement program as announced in September 2002 were expected to generate increased operating income, excluding the implementation costs, of approximately $15 million in the second half of 2002, which we achieved, increasing by another approximately $110 million in 2003, or $125 million in total, and reaching a cumulative annualized run rate of approximately $160 million by 2004. Over the life of the program, we expect that approximately one-third of the improvements will be from enhancements in gross margins with the remaining two-thirds resulting from the reduction in SG&A expenses; however, the exact breakout of the improvements in any given quarter may vary as specific programs are implemented. These operating income improvements were calculated utilizing a flat annual sales scenario for 2003 and 2004, as compared to 2002. This flat sales scenario is not intended to represent a sales projection by management, but rather was used for modeling purposes. Our actual future operating results and the amount of operating income improvements will vary depending on actual revenues.

     Our cost reductions and intended profit improvement objectives under the actions discussed above are contingent upon the successful implementation of all phases of our profit enhancement program and may be mitigated by other costs, risks or uncertainties as discussed elsewhere in this report. No assurance can be given that we will be successful in generating the anticipated improvements from these actions. Furthermore, additional implementation costs may be incurred as we implement these initiatives, or in connection with new savings opportunities.

Management’s Discussion and Analysis Continued

     Reorganization costs for the thirteen weeks ended March 29, 2003, or the first quarter of 2003, were $11.9 million ($5.0 million in North America, $6.7 million in Europe, and $0.2 million in our geographic regions outside North America and Europe, or our Other International) and primarily consisted of costs for facility consolidations in our operations in the Nordic areas in Europe and workforce reductions worldwide. We anticipate that these initiatives will be completed within twelve months of the respective initiation dates.

     Other major-program costs for the first quarter of 2003 included $7.8 million recorded as SG&A expenses ($6.9 million in North America and $0.9 million in Europe) primarily for accelerated depreciation, or losses on disposals of assets associated with our planned exit of facilities and outsourcing of our IT infrastructure; relocation and transition costs; and certain other related costs. Additionally, other major-program costs included $0.4 million recorded as cost of sales, primarily comprised of incremental inventory losses due to further consolidation of our operations in the Nordic areas of Europe (see Note 5 to our consolidated financial statements).

     Reorganization costs for the thirteen weeks ended March 30, 2002, or the first quarter of 2002, were $3.4 million ($1.0 million in North America, $1.3 million in Europe, and $1.1 million in Other International) and primarily consisted of costs for facility consolidations in Europe and Other International and workforce reductions worldwide. These initiatives have been substantially completed.

Results of Operations

     The following table sets forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, for each of the periods indicated (dollars in millions):

	Thirteen Weeks Ended

	March 29,		March 30,
	2003		2002

Net sales by geographic region:
North America	$2,755	50.4%	$3,117	55.5%
Europe	1,929	35.2	1,760	31.3
Other International	790	14.4	740	13.2

Total	$5,474	100.0%	$5,617	100.0%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	94.6	94.6

Gross profit	5.4	5.4
Operating expenses:
Selling, general and administrative	4.7	4.8
Reorganization costs	0.2	0.1

Income from operations	0.5	0.5
Other expense (income), net	0.2	0.1

Income before income taxes and cumulative effect of adoption of a new accounting standard	0.3	0.4
Provision for income taxes	0.1	0.1

Income before cumulative effect of adoption of a new accounting standard	0.2	0.3
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	(5.0)

Net income (loss)	0.2%	(4.7)%

Management’s Discussion and Analysis Continued

Thirteen Weeks Ended March 29, 2003 Compared to Thirteen Weeks Ended March 30, 2002

     Our consolidated net sales decreased 2.5% to $5.47 billion for the thirteen weeks ended March 29, 2003, or first quarter of 2003, from $5.62 billion for the thirteen weeks ended March 30, 2002, or first quarter of 2002. The decrease in net sales was primarily attributable to the decline in demand for technology products and services throughout most of the world, the decision of certain vendors to pursue a direct sales model primarily in North America, and the exit of certain markets in Europe and Latin America, partially mitigated by increases in European currencies compared to the U.S. dollar. The decline in demand initially surfaced in North America in the fourth quarter of 2000, but spread to all of our regions of operations during 2001 and had continued to date, except in Asia-Pacific, which experienced growth during 2002 and the first quarter of 2003. The sluggish demand for technology products and services is expected to continue, and may worsen, over the near term.

     We generated approximately 41% of our net sales in fiscal 2002 from products purchased from our top three vendors. Hewlett-Packard Company (“HP”) and Compaq Computer Company, which was acquired by HP in 2002, have been treated for this purpose as a single combined company since the beginning of fiscal 2002 and considered one of these vendors. HP has increased the level of business it transacts directly with end-users and/or resellers in certain product categories, customer segments and/or geographies. As a result, our net sales have been and could continue to be negatively affected. In addition, effective November 2002, HP implemented new contract terms and conditions which have pushed additional costs into the distribution channel by reducing existing incentives, product returns rights and price protection coverage, among other terms. To lessen the impact of these changes by HP, we continue to evaluate and make changes to our pricing policies and terms and conditions of sale to our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results or that our gross margins and/or sales will not be adversely affected by these changes in terms and conditions.

     Net sales from our North American operations decreased 11.6% to $2.75 billion in the first quarter of 2003 from $3.12 billion in the first quarter of 2002 primarily due to the continued sluggish demand for IT products and services, consistent with the continued softening of the U.S. economy, as well as the decision of certain vendors to pursue a direct sales model. Net sales from our European operations decreased approximately nine percent in local currencies reflecting the soft demand for technology products and services in most countries in Europe and our downsizing of operations and exit of certain markets within the region. However, when converted to U.S. dollars, our European net sales increased 9.6% to $1.93 billion in the first quarter of 2003 from $1.76 billion in the first quarter of 2002 due to the appreciation of European currencies compared to the U.S. dollar. Net sales from our Other International operations increased 6.8% to $790 million in the first quarter of 2003 from $740 million in the first quarter of 2002 primarily due to overall growth in our Asia-Pacific region partially offset by declines in Latin America due to the soft demand environment and our downsizing of our operations in certain markets in 2002.

     Gross margin remained flat at 5.4% in the first quarters of 2002 and 2003. This reflects strong inventory management and benefits from our profit enhancement program, offset by competitive pricing pressures, principally caused by the soft demand environment in the first quarter of 2003, primarily in North America. We continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policy and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, the softness in economies throughout the world, as well as increased competition may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses, decreased 4.5% to $257.2 million in the first quarter of 2003 from $269.4 million in the first quarter of 2002 and decreased as a percentage of net sales to 4.7% in the first quarter of 2003 from 4.8% in the first quarter of 2002. In the first quarter of 2003, SG&A expenses included $7.8 million of other major-program costs, consisting of accelerated depreciation or losses on disposals of assets associated with the planned exit of facilities and outsourcing of IT infrastructure; relocation and transition costs; and certain other related costs. These costs, however, were more than offset by savings resulting from our profit enhancement program, as well as the other actions we have taken, continued cost control measures and the lower volume of business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

Management’s Discussion and Analysis Continued

     For first quarter of 2003, reorganization costs were $11.9 million ($5.0 million in North America, $6.7 million in Europe and $0.2 million in Other International). Reorganization costs included $4.6 million in employee termination benefits for approximately 365 employees ($3.5 million for approximately 280 employees in North America, $0.9 million for approximately 60 employees in Europe, $0.2 million for approximately 25 employees in Other International); $5.8 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities in Europe; and $1.5 million of other costs primarily due to contract terminations ($1.4 million in North America and $0.1 million in Europe). We anticipate that these initiatives will be completed within twelve months of the respective initiation dates.

     For the first quarter of 2002, reorganization costs were $3.4 million ($1.0 million in North America, $1.3 million in Europe and $1.1 million in Other International). Reorganization costs included $1.8 million in employee termination benefits for approximately 215 employees ($1.0 million for approximately 105 employees in North America, $0.5 million for approximately 20 employees in Europe, $0.3 million for approximately 90 employees in Other International) and $1.6 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities ($0.8 million in Europe and $0.8 million in Other International). These initiatives have been substantially completed.

     Income from operations as a percentage of net sales remained flat at 0.5% in the first quarter of 2003 and 2002. Our North American income from operations as a percentage of net sales decreased to 0.5% in the first quarter of 2003 from 0.7% in 2002. Income from operations for North America was negatively impacted by the restructuring and major program costs, which were partially offset by reductions in selling, general and administrative expenses. Our European income from operations as a percentage of net sales decreased to 0.6% in the first quarter of 2003 from 0.7% in the first quarter of 2002. Income from operations for Europe was negatively impacted by the restructuring and major program costs, which were partially offset by increases in gross margins. Our Other International income from operations as a percentage of net sales increased to 0.1% in the first quarter of 2003 from a loss from operations of 0.7% in the first quarter of 2002 reflecting the successful downsizing of unprofitable operations in Latin America and continued revenue growth in our Asia-Pacific operations.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities and other non-operating gains and losses. For the first quarter of 2003, we recorded net other expense of $11.6 million, or 0.2% as a percentage of net sales, compared to $6.3 million for the first quarter of 2002, or 0.1% as a percentage of net sales in the first quarter of 2002. In the first quarter of 2002, net other expense included a pre-tax gain of $6.5 million arising from the sale of our remaining shares of Softbank common stock. Excluding the gain on the sale of Softbank common stock, other expenses decreased $1.2 million primarily attributable to lower foreign exchange losses, resulting principally from the devaluation of the Argentina peso during the first quarter of 2002.

     Our effective tax rate was 35.0% in first quarter of 2003 compared to 37.0% in the first quarter of 2002. The decrease in the 2003 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months and worldwide pre-holiday stocking in the retail channel during the September-to-November period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers and negatively impact our sales revenues and/or gross margins;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization efforts, including expenses and/or charges;

Management’s Discussion and Analysis Continued

•	the introduction by us or our competitors of new products and services offering improved features and functionality;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs, and may influence the willingness of customers and end-users to purchase products and services;

•	currency fluctuations in countries in which we operate; and

•	general economic conditions.

     Given the general slowdown in the global economy and specifically the demand for IT products and services, these historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Liquidity and Capital Resources

Cash Flows

     We have financed working capital needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, proceeds from senior subordinated notes issued in August 2001, and the sales of Softbank common stock in December 1999, January 2000 and March 2002. The following is a detailed discussion of our cash flows for the first quarters of 2003 and 2002.

     Net cash used by operating activities was $159.4 million in the first quarter of 2003 compared to net cash provided by operating activities of $183.2 million in the first quarter of 2002. The net cash used by operating activities in the first quarter of 2003 principally reflects decreases in our accrued expenses and accounts payable, partially offset by reductions of accounts receivable and inventory as well as income adjusted for noncash charges. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap and payments of variable compensation and profit enhancement program costs. The reductions of accounts payable, accounts receivable and inventory largely reflect the sequential decline in sales during the quarter. The accounts payable reduction also reflects a reduction in days payable outstanding to levels more in line with historical trends. The net cash provided by operating activities in the first quarter of 2002 was primarily attributable to an overall reduction in our net working capital due to our focus on working capital management and the lower volume of business.

     Net cash used by investing activities was $17.2 million in the first quarter of 2003 compared to net cash provided by investing activities of $16.1 million in the first quarter of 2002. The net cash used by investing activities in the first quarter of 2003 was primarily due to capital expenditures. The net cash provided by investing activities in the first quarter of 2002 was attributable to the proceeds from the sale of Softbank common stock, partially offset by capital expenditures.

     Net cash provided by financing activities was $67.4 million in the first quarter of 2003 compared to net cash used by financing activities of $93.4 million in the first quarter of 2002. Net cash provided by financing activities in the first quarter of 2003 was principally due to proceeds from our other debt facilities of $66.2 million primarily used to reduce operating liabilities. Net cash used by financing activities in the first quarter of 2002 primarily resulted from the net repayments of our revolving credit and other debt facilities of $100.3 million through cash provided by operations, continued focus on working capital management and lower working capital needs as a result of the lower volume of business.

Capital Resources

     Our cash and cash equivalents totaled $295.0 million and $387.5 million at March 29, 2003 and December 28, 2002, respectively.

     In March 2000, we entered into a revolving five-year accounts receivable securitization program in the U.S., which provides for the issuance of up to $700 million in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program most of our U.S. trade accounts receivable are transferred without recourse to a trust, in exchange for a beneficial interest in the total pool of trade receivables. In addition, the trust has issued $25 million of fixed-rate, medium-term certificates, also secured by undivided interests in the pool of transferred receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown in our consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value,

Management’s Discussion and Analysis Continued

which considers the relatively short liquidation period and includes an estimated provision for credit losses. At March 29, 2003 and December 28, 2002, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $72.0 million and $75.0 million, respectively.

     We also have certain other revolving trade accounts receivable based facilities in Europe and Canada, which provide up to approximately $276 million of additional financing capacity. At March 29, 2002 and December 28, 2002 there were no trade accounts receivable sold to and held by third parties under these programs.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., European and Canadian programs, or off-balance sheet debt, as of March 29, 2003 and December 28, 2002 totaled $72.0 million and $75.0 million, respectively. The decrease in amounts sold to and held by third parties resulted in an increase in our retained interests in securitized receivables, which was more than offset by an overall decrease in receivables resulting from the lower volume of business. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements.

     Our financing capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. As of March 29, 2003, our actual aggregate capacity under these programs based on eligible accounts receivable outstanding was $707 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the U.S., European and Canadian accounts receivable financing programs.

     As is customary in trade accounts receivable securitization arrangements, a reduction in credit ratings of the third-party issuer of commercial paper or a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change in, or loss of, our financing capacity under these programs if the commercial paper issuer and/or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition, results of operations and liquidity. However, based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, and the remoteness of such contingencies, we believe it is unlikely that any of these risks will materialize in the near term.

     On December 13, 2002, we entered into a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. Under this facility, we are required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. This facility also restricts the amount of dividends we can pay as well as the amount of common stock we can repurchase annually. At March 29, 2003 and December 28, 2002, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At March 29, 2003 and December 28, 2002, letters of credit totaling approximately $8.7 million and $12.7 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduce our available capacity under the agreement by the same amounts.

     Effective June 28, 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility for approximately $115 million with a financial institution that has an arrangement with a third-party issuer of commercial paper. The facility requires certain commitment fees and a minimum borrowing requirement of approximately $17.2 million over the term of the agreement. Borrowings under the facility incur financing costs at rates indexed to EuroLIBOR. Our ability to access financing under this facility is dependent upon the level of trade accounts receivable of one of our European subsidiaries and the level of the market demand for commercial paper. If the third-party issuer is unable to issue commercial paper, or the credit ratings of the issuer or the financial institution are downgraded, or there are other disruptions of the commercial paper market, we could lose access to financing under this program. We believe it is unlikely that any of these risks will materialize in the near term. At March 29, 2003 and December 29, 2002, we had borrowings of $80.6 million and $49.6 million, respectively, under this facility, of which $17.2 million and $16.8 million, respectively, is presented as long-term debt, to reflect the minimum borrowing requirement pursuant to the agreement.

     On August 16, 2001, we sold $200.0 million of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million, net of issuance costs of approximately $3.7 million. Under the terms of these notes, we are required to comply with certain restrictive covenants, including restrictions on the incurrence of additional indebtedness, the amount of dividends we can pay and the amount of common stock we can repurchase.

Management’s Discussion and Analysis Continued

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15 and August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring more frequent posting of collateral and at minimum increments if our ratings decline to certain set levels. At March 29, 2003 and December 28, 2002, the marked-to-market value of the interest rate swap amounted to $19.9 million and $24.8 million, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $219.0 million and $223.8 million, respectively.

     We have outstanding zero coupon convertible senior debentures due 2018, which were issued with a yield to maturity of 5.375% per annum. At March 29, 2003 and December 28, 2002, the outstanding convertible debentures had balances of $0.4 million and were convertible into approximately 5,000 shares of our Class A Common Stock at both dates.

     We also have additional lines of credit, commercial paper, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $335 million at March 29, 2003. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 29, 2003 and December 28, 2002, we had $129.0 million and $92.1 million, respectively, outstanding under these facilities.

     We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage. We are also restricted in the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. At March 29, 2003, we were in compliance with these financial covenants.

     Proceeds from stock option exercises provide us with an additional source of cash. For the first quarters of 2003 and 2002, cash proceeds from the exercise of stock options totaled $1.1 million and $6.9 million, respectively.

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

     In December 1998, we purchased 2,972,400 shares of common stock of SOFTBANK Corp., or Softbank, Japan’s largest distributor of software, peripherals and networking products, for approximately $50.3 million. During December 1999, we sold approximately 35% of our original investment in Softbank common stock for approximately $230.1 million, resulting in a pre-tax gain of approximately $201.3 million, net of expenses. In January 2000, we sold an additional approximately 15% of our original holdings in Softbank common stock for approximately $119.2 million resulting in a pre-tax gain of approximately $111.5 million, net of expenses. In March 2002, we sold our remaining shares of Softbank common stock for approximately $31.8 million resulting in a pre-tax gain of $6.5 million, net of expenses. We generally used the proceeds from these sales to reduce existing indebtedness. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4.1 million, $69.3 million and $125.2 million, respectively, net of deferred taxes of $2.4 million, $42.1 million and $76.1 million, respectively (see Notes 3 and 8 to consolidated financial statements). The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for deferred tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our advisors and our internal assessment did not allow us to reach that conclusion on this matter. Although we review our assessments in these matters on a regular basis, we cannot currently determine when this matter will be finally resolved with the taxing authorities, or if the deferred taxes of $2.4 million, $42.1 million and $76.1 million for the 2002, 2000 and 1999 sales, respectively, will ultimately be paid. Accordingly, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these

Management’s Discussion and Analysis Continued

deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity. Our federal tax returns for fiscal years through 1998 have been closed. The U.S. IRS has begun an examination process related to our federal tax returns for fiscal year 1999 and has surveyed such returns.

Capital Expenditures

     We presently expect to spend approximately $80 million in fiscal 2003 for capital expenditures.

New Accounting Standards

     See Note 10 to consolidated financial statements.

Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about future operating income improvements from the profit enhancement programs, future sales levels, margins, restructuring charges, major-program costs, costs savings, competition, revenues, expenses, and other operating results or rations, economic conditions, liquidity, capital requirements, and exchange rate fluctuations, are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and/or results of operations, including, without limitation:

•	the failure to achieve the objectives of our profit enhancement program as announced in September 2002 or other process or organizational changes, in whole or in part, or delays in implementing components of the program;
•	intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;
•	termination of a supply or services agreement with a major supplier or customer or a significant change in supplier terms or conditions of sale;
•	failure of information systems and/or failure to successfully transition certain components of our IT infrastructure to our chosen third-party provider could result in significant disruption to our business or additional cost, or may not generate the intended level of cost savings;
•	disruptions in business operations due to reorganization activities;
•	the continuation or worsening of the severe downturn in economic conditions (particularly purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;
•	potential material decline in net sales if major suppliers significantly increase the level of business they transact directly with end-users and/or resellers in different product categories, customer segments, and/or geographies;
•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;
•	rapid product improvement and technological change and resulting obsolescence risks;
•	possible disruption in commercial activities in Asia-Pacific, Canada and other regions as a result of Severe Acute Respiratory Syndrome (“SARS”);
•	possible disruption in commercial activities caused by terrorist activity or armed conflict, including changes in logistics and security arrangements as a result thereof, and reduced customer demand;
•	dependence on key individuals and inability to retain personnel;
•	reductions in credit ratings and/or unavailability of adequate capital;
•	interest rate and foreign currency fluctuations;
•	adverse impact of governmental controls and actions or political or economic instability could adversely affect foreign operations;
•	failure to attract new sources of business from expansion of products or services or entry into new markets;
•	inability to manage future adverse industry trends;
•	difficulties and risks associated with integrating operations and personnel in acquisitions;
•	future periodic assessments required by current or new accounting standards may result in additional charges;
•	failure to attract new sources of business from expansion of products or services or entry into new markets; and
•	dependence on independent shipping companies

Management’s Discussion and Analysis Continued

     We have instituted in the past and continue to institute changes to our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 of our Annual Report on Form 10-K for the year ended December 28, 2002; other risks or uncertainties may be detailed from time to time in our future SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our quantitative and qualitative disclosures about market risk for the three-month period ended March 29, 2003 from our Annual report on Form 10-K for the year ended December 28, 2002. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 28, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

     a)    Exhibits

No.	Description

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     b)    Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on the following:

•	on February 20, 2003 in connection with the issuance of its press release announcing financial results for the year ended December 28, 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ Thomas A. Madden

Name:	Thomas A. Madden
Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

May 13, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/	Kent B. Foster

Name:	Kent B. Foster
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Thomas A. Madden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ingram Micro Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/	Thomas A. Madden

Name:	Thomas A. Madden
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

No.	Description

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act