Form 10-K/A
period 2002-12-28
INGRAM MICRO INC
filed 2003-05-30
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
OR
	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(714) 566-1000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, Par Value $.01 Per Share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

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

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareowners for the fiscal year ended December 28, 2002 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the registrant's Annual Meeting of Shareowners to be held May 7, 2003 are incorpo rated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A is being filed by Ingram Micro Inc. (the “Company”) to include disclosure under the heading “Equity Compensation Plan Information” which was inadvertently omitted from Item 5 in the Company’s original filing. The Item 5 information contained herein was included in the Company’s Proxy Statement dated April 4, 2003 mailed to shareholders in connection with the Company’s Annual Meeting. Except as set forth in the preceding sentence, no attempt has been made in this Amendment No. 1 on Form 10-K/A to otherwise modify or update disclosures for events which occurred subsequent to the original filing. This filing should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 28, 2002 filed on March 25, 2003.

     This amendment does not change any previously reported financial results of operations.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Equity Compensation Plan Information

     The following table provides information, as of December 28, 2002, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareowners and (ii) all compensation plans not previously approved by our shareowners.

Plan Category	(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)	Weighted-average exercise price of outstanding options, warrants and rights	(c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareowners		29,391,817		$16.42		11,007,591

Equity compensation plans not approved by shareowners		None		None		None

TOTAL		29,391,817		16.42		11,007,591

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

Date:	May 30, 2003	By:	/s/ James E. Anderson, Jr.

			Name:	James E. Anderson, Jr.
			Title:	Senior Vice President, Secretary and
General Counsel

CERTIFICATIONS

I, Kent B. Foster, certify that:

1.	I have reviewed this amendment to Annual Report on Form 10-K/A of Ingram Micro Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and 15d-14 for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 30, 2003

By:	/s/ Kent B. Foster

	Name:	Kent B. Foster
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Thomas A. Madden, certify that:

1.	I have reviewed this amendment to Annual Report on Form 10-K/A of Ingram Micro Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and 15d-14 for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 30, 2003

By:	/s/ Thomas A. Madden

	Name:	Thomas A. Madden
	Title:	Executive Vice President and Chief
(Principal Financial Officer)