Form 10-Q
period 2003-06-28
INGRAM MICRO INC
filed 2003-08-08
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________ to ___________

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

The Registrant had 151,074,247 shares of Class A Common Stock, par value $.01 per share, outstanding at June 28, 2003.

INGRAM MICRO INC.

INDEX

		Pages

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet at June 28, 2003 and December 28, 2002	3
	Consolidated Statement of Income for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002	4
	Consolidated Statement of Cash Flows for the twenty-six weeks ended June 28, 2003 and June 29, 2002	5
	Notes to Consolidated Financial Statements	6-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
Part II.	Other Information
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		31
Certifications		33-36

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)

	June 28,	December 28,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371,324	$387,513
Accounts receivable:
Trade receivables	1,427,946	1,770,988
Retained interest in securitized receivables	546,201	583,918

Total accounts receivable (less allowances of $85,542 and $89,889)	1,974,147	2,354,906
Inventories	1,402,076	1,564,065
Other current assets	303,395	293,902

Total current assets	4,050,942	4,600,386

Property and equipment, net	227,276	250,244
Goodwill	241,538	233,922
Other	61,431	59,802

Total assets	$4,581,187	$5,144,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,046,444	$2,623,188
Accrued expenses	306,621	438,787
Current maturities of long-term debt	197,983	124,894

Total current liabilities	2,551,048	3,186,869
Long-term debt, less current maturities	244,928	241,052
Deferred income taxes and other liabilities	89,583	80,444

Total liabilities	2,885,559	3,508,365

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 151,074,247 and 150,778,355 shares issued and outstanding	1,511	1,508
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	710,956	707,689
Retained earnings	974,327	952,753
Accumulated other comprehensive income (loss)	9,340	(25,548)
Unearned compensation	(506)	(413)

Total stockholders’ equity	1,695,628	1,635,989

Total liabilities and stockholders’ equity	$4,581,187	$5,144,354

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	$5,170,635	$5,352,774	$10,644,849	$10,969,325
Cost of sales	4,889,240	5,059,683	10,067,222	10,372,567

Gross profit	281,395	293,091	577,627	596,758

Operating expenses:
Selling, general and administrative	252,781	261,780	509,983	531,199
Reorganization costs	1,292	5,370	13,231	8,780

	254,073	267,150	523,214	539,979

Income from operations	27,322	25,941	54,413	56,779

Other expense (income):
Interest income	(2,697)	(3,402)	(5,634)	(6,678)
Interest expense	9,149	8,205	16,068	15,249
Losses on sales of receivables	2,368	2,145	6,685	4,858
Net foreign currency exchange loss	512	3,054	2,375	7,284
Gain on sale of available-for-sale securities	—	—	—	(6,535)
Other	289	1,947	1,729	4,074

	9,621	11,949	21,223	18,252

Income before income taxes and cumulative effect of adoption of a new accounting standard	17,701	13,992	33,190	38,527
Provision for income taxes	6,195	5,177	11,616	14,255

Income before cumulative effect of adoption of a new accounting standard	11,506	8,815	21,574	24,272
Cumulative effect of adoption of a new accounting standard, net of $(2,633) in income taxes	—	—	—	(280,861)

Net income (loss)	$11,506	$8,815	$21,574	$(256,589)

Basic earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$0.08	$0.06	$0.14	$0.16
Cumulative effect of adoption of a new accounting standard	—	—	—	(1.87)

Net income (loss)	$0.08	$0.06	$0.14	$(1.71)

Diluted earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$0.08	$0.06	$0.14	$0.16
Cumulative effect of adoption of a new accounting standard	—	—	—	(1.84)

Net income (loss)	$0.08	$0.06	$0.14	$(1.68)

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Twenty-six Weeks Ended

	June 28,	June 29,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$21,574	$(256,589)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	280,861
Depreciation	42,712	41,917
Noncash charges for impairments and losses on disposals of property and equipment	4,675	1,763
Noncash charges for interest and compensation	1,883	668
Deferred income taxes	17,913	(15,746)
Pre-tax gain on sale of available-for-sale securities	—	(6,535)
Loss on sale of a business	5,067	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	(3,000)	(48,657)
Accounts receivable	478,257	419,803
Inventories	211,298	230,463
Other current assets	(5,788)	49,225
Accounts payable	(652,000)	(399,944)
Accrued expenses	(188,554)	39,125

Cash provided (used) by operating activities	(65,963)	336,354

Cash flows from investing activities:
Purchases of property and equipment	(17,938)	(32,756)
Acquisitions, net of cash acquired	(9,416)	(6,095)
Net proceeds from sale of available-for-sale securities	—	31,840
Other	1,542	1,478

Cash used by investing activities	(25,812)	(5,533)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,412	8,717
Net proceeds from (repayments of) debt	68,784	(140,224)

Cash provided (used) by financing activities	70,196	(131,507)

Effect of exchange rate changes on cash and cash equivalents	5,390	4,870

Increase (decrease) in cash and cash equivalents	(16,189)	204,184
Cash and cash equivalents, beginning of period	387,513	273,059

Cash and cash equivalents, end of period	$371,324	$477,243

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

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of June 28, 2003, and its results of operations and cash flows for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2002. The results of operations for the thirteen and twenty-six weeks ended June 28, 2003 may not be indicative of the results of operations that can be expected for the full year.

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

     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Income before cumulative effect of adoption of a new accounting standard	$11,506	$8,815	$21,574	$24,272

Weighted average shares	151,002,849	150,054,322	150,956,859	149,827,780

Basic earnings per share before cumulative effect of adoption of a new accounting standard	$0.08	$0.06	$0.14	$0.16

Weighted average shares, including the dilutive effect of stock options and warrants (243,429 and 1,881,654 for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively, and 279,648 and 2,472,247 for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively)	151,246,278	151,935,976	151,236,507	152,300,027

Diluted earnings per share before cumulative effect of adoption of a new accounting standard	$0.08	$0.06	$0.14	$0.16

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     There were approximately 33,110,000 and 15,686,000 stock options and warrants for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively, and 33,110,000 and 15,453,000 stock options for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Accounting for Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair-value method had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss), as reported	$11,506	$8,815	$21,574	$(256,589)
Compensation expense as determined under FAS 123, net of related tax effects	7,004	7,795	14,293	15,248

Pro forma net income (loss)	$4,502	$1,020	$7,281	$(271,837)

Earnings (loss) per share:
Basic – as reported	$0.08	$0.06	$0.14	$(1.71)

Basic – pro forma	$0.03	$0.01	$0.05	$(1.81)

Diluted – as reported	$0.08	$0.06	$0.14	$(1.68)

Diluted – pro forma	$0.03	$0.01	$0.05	$(1.78)

     The weighted average fair value per option granted was $3.45 and $6.19 for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively, and $4.23 and $8.00, for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended				Twenty-six Weeks Ended

	June 28,		June 29,		June 28,		June 29,
	2003		2002		2003		2002

Risk-free interest rate	1.72%		3.37%		2.15%		3.65%
Expected years until exercise	3.0	years	3.0	years	3.0	years	3.0	years
Expected stock volatility	46.8%		59.6%		52.7%		63.7%

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Total comprehensive income for the thirteen weeks ended June 28, 2003 and June 29, 2002 was $36,780 and $33,998, respectively. Total comprehensive income (loss) for the twenty-six weeks ended June 28, 2003 and June 29, 2002 was $56,462 and $(233,062), respectively.

     The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss) on	Other
	Translation	Available-for-	Comprehensive
	Adjustment	Sale Securities	Income (Loss)

Balance at December 28, 2002	$(25,548)	$—	$(25,548)
Change in foreign currency translation adjustment	9,614	—	9,614

Balance at March 29, 2003	(15,934)	—	(15,934)
Change in foreign currency translation adjustment	25,274	—	25,274

Balance at June 28, 2003	$9,340	$—	$9,340

Balance at December 29, 2001	$(52,744)	$(672)	$(53,416)
Change in foreign currency translation adjustment	(2,328)	—	(2,328)
Unrealized holding gain arising during the quarter	—	4,789	4,789
Realized gain included in net income	—	(4,117)	(4,117)

Balance at March 30, 2002	(55,072)	—	(55,072)
Change in foreign currency translation adjustment	25,183	—	25,183

Balance at June 29, 2002	$(29,889)	$—	$(29,889)

     In March 2002, the Company sold its shares of SOFTBANK Corp. (“Softbank”) common stock for cash proceeds of $31,840, resulting in a pre-tax gain of $6,535 and an after-tax gain of $4,117, net of deferred taxes of $2,418 (see Note 9).

Note 4 – Goodwill

     The changes in the carrying amount of goodwill for the twenty-six weeks ended June 28, 2003 are as follows:

	North		Other
	America	Europe	International	Total

Balance at December 28, 2002	$78,310	$2,111	$153,501	$233,922
Acquisitions	—	4,552	—	4,552
Foreign currency translation	43	206	180	429

Balance at March 29, 2003	78,353	6,869	153,681	238,903
Acquisitions	—	—	2,017	2,017
Foreign currency translation	59	475	84	618

Balance at June 28, 2003	$78,412	$7,344	$155,782	$241,538

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     In February 2003, the Company increased its ownership in Ingram Macrotron AG, a German-based distribution company, by acquiring the remaining interest of approximately 3% held by minority shareholders. The purchase price of this acquisition consisted of a cash payment of $6,271, resulting in the recording of approximately $4,552 of goodwill. Court actions have been filed by several minority shareholders contesting the adequacy of the purchase price paid for the shares and various other actions, which could affect the purchase price. Depending upon the outcome of these actions, additional payments for such shares may be required.

     In April 2003, the Company increased its ownership in an India-based subsidiary by acquiring approximately 37% of the subsidiary held by minority shareholders. The total purchase price for this acquisition consisted of a cash payment of $3,145, resulting in the recording of approximately $2,017 of goodwill.

Note 5 – Reorganization and Profit Enhancement Program Costs

     In June 2001, the Company initiated a broad-based reorganization plan to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program resulted in restructuring several functions, consolidation of facilities, and reductions of workforce worldwide in each of the quarters through June 2002.

     In September 2002, the Company announced a comprehensive profit enhancement program to further accelerate its ongoing business improvement program, which is designed to improve operating income through enhancements in gross margins and reductions of selling, general and administrative (“SG&A”) expenses. Key components of this initiative include enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. The actions anticipated under the original program announced in September 2002 are expected to result in incremental costs of approximately $140,000 (approximately $88,000 after income taxes) to be recorded through December 2003. Costs incurred in the implementation of the profit enhancement program will consist of reorganization costs and other program implementation costs charged to costs of sales and SG&A expenses (“other major-program costs”). Through June 28, 2003, the Company has incurred costs of $127,133, of which $11,908 ($5,035 of reorganization costs and $6,873 of other major-program costs) and $7,374 ($1,230 of reorganization costs and $6,144 of other major-program costs) were recorded in the first and second quarters of 2003, respectively, related to the profit enhancement program.

     In 2003, the Company identified additional profit enhancement opportunities, primarily in Europe, which were not part of the scope of the original comprehensive profit enhancement program announced on September 18, 2002. These new opportunities, primarily related to the further consolidation of the Company’s operations in the Nordic areas of Europe and the sale of a non-core German semiconductor equipment distribution business, are expected to result in additional operating income improvements primarily in the European region when fully implemented. Through June 28, 2003, the Company incurred total incremental costs of $13,373, consisting of $8,254 ($6,904 of reorganization costs and $1,350 of other major-program costs) and $5,119 ($62 of reorganization costs and $5,057 of other major-program costs) in the first and second quarters of 2003, respectively, related to these new profit improvement opportunities.

Reorganization Costs

     In the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires the Company to recognize restructuring liabilities at fair value. The fair value of restructuring charges recorded in the first and second quarters of 2003 approximates the undiscounted obligations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Within the context of the broad-based reorganization plan and the comprehensive profit enhancement program, the Company has developed and implemented detailed plans for restructuring actions. The following table summarizes the Company’s reorganization costs for each of the two quarters in the six months ended June 28, 2003, and for each of the quarters in the year ended December 28, 2002 resulting from the detailed actions initiated under the broad-based reorganization plan and the profit enhancement program:

		Employee
	Headcount	Termination	Facility	Other
Quarter Ended	Reduction	Benefits	Costs	Costs	Total

June 28, 2003
North America	245	$1,658	$(242)	$48	$1,464
Europe	—	(82)	141	(293)	(234)
Other International	20	62	—	—	62

Subtotal	265	1,638	(101)	(245)	1,292

March 29, 2003
North America	280	3,564	—	1,471	5,035
Europe	60	864	5,787	81	6,732
Other International	25	172	—	—	172

Subtotal	365	4,600	5,787	1,552	11,939

Twenty-six weeks ended June 28, 2003	630	$6,238	$5,686	$1,307	$13,231

December 28, 2002
North America	265	$1,824	$25,431	$6,980	$34,235
Europe	150	3,216	512	1,145	4,873
Other International	60	468	(28)	—	440

Subtotal	475	5,508	25,915	8,125	39,548

September 28, 2002
North America	265	2,435	15,470	—	17,905
Europe	165	2,482	1,324	775	4,581
Other International	95	471	(141)	(9)	321

Subtotal	525	5,388	16,653	766	22,807

June 29, 2002
North America	270	1,629	897	—	2,526
Europe	90	1,883	437	(392)	1,928
Other International	110	916	—	—	916

Subtotal	470	4,428	1,334	(392)	5,370

March 30, 2002
North America	105	996	—	—	996
Europe	20	448	814	—	1,262
Other International	90	330	822	—	1,152

Subtotal	215	1,774	1,636	—	3,410

Full year 2002	1,685	$17,098	$45,538	$8,499	$71,135

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The reorganization charge of $1,292 for the second quarter of 2003 included charges of $3,475 related to detailed actions taken during the quarter and net credits of $2,183 to reflect adjustments to detailed actions taken in previous quarters comprising the following:

•	charges of $200 related to actions taken in 2001 for higher lease obligations associated with facility consolidations;

•	credits of $20 related to actions taken in the first quarter of 2002 for lower than expected costs associated with employee termination benefits;

•	credits of $78 related to actions taken in the second quarter of 2002 for lower than anticipated costs associated with employee termination benefits;

•	charges of $531 related to actions taken in the third quarter of 2002 for higher than anticipated costs associated with facility consolidations, partially offset by a credit of $50 for lower than expected costs associated with employee termination benefits;

•	net credits of $2,459 related to actions taken in the fourth quarter of 2002 for lower than expected costs associated with the termination of leases and credits of $375 associated with lower than anticipated costs for employee termination benefits and other costs; and

•	charges of $68 related to actions taken in the first quarter of 2003 for higher than expected costs associated with employee termination benefits.

     The reorganization charge of $11,939 for the first quarter of 2003 included charges of $11,897 related to detailed actions taken during the quarter and net additional charges of $42 to reflect adjustments to detailed actions taken in the fourth quarter of 2002 ($56 for higher lease obligations associated with facility consolidations, partially offset by a $14 credit for lower than expected costs associated with employee termination benefits).

     The following are descriptions of the detailed actions under the broad-based reorganization plan and the profit enhancement program:

Quarter ended June 28, 2003

     Reorganization costs for the second quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions in North America and lease exit costs for facility consolidations in the Company’s North American headquarters in Santa Ana, California.

     The reorganization charges, related payment activities and adjustments for the thirteen weeks ended June 28, 2003 and the remaining liability at June 28, 2003 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		June 28,
	Costs	Liability	Adjustments	2003

Employee termination benefits	$1,800	$1,340	$—	$460
Facility costs	1,627	699	—	928
Other costs	48	—	—	48

Total	$3,475	$2,039	$—	$1,436

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The reorganization charges, related payment activities and adjustments for the twenty-six weeks ended June 28, 2003, and the remaining liability at June 28, 2003 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		June 28,
	Costs	Liability	Adjustments	2003

Employee termination benefits	$4,614	$3,326	$68	$1,356
Facility costs	5,731	635	—	5,096
Other costs	1,552	269	—	1,283

Total	$11,897	$4,230	$68	$7,735

     The adjustment reflects higher costs of employee termination benefits in North America totaling $68 recorded in the second quarter of 2003.

Quarter ended December 28, 2002

     Reorganization costs for the fourth quarter of 2002 were comprised of employee termination benefits for workforce reductions primarily in North America and Europe; facility exit costs, primarily comprised of lease exit costs for the downsizing of the Williamsville, New York office facility and consolidation of the Mississauga, Canada office facility; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. The Company anticipates that these restructuring actions will be substantially completed within twelve months from December 28, 2002.

     The payment activities and adjustments for the twenty-six weeks ended June 28, 2003 and the remaining liability at June 28, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		June 28,
	2002	Liability	Adjustments	2003

Employee termination benefits	$4,477	$2,100	$(118)	$2,259
Facility costs	25,243	11,934	(2,403)	10,906
Other costs	7,413	7,142	(271)	—

Total	$37,133	$21,176	$(2,792)	$13,165

     The adjustments reflect lower costs of employee termination benefits in Europe totaling $14 and $104 recorded in the first and second quarters of 2003, respectively; lower costs of terminating the lease associated with the downsizing of the Williamsville, New York office facility totaling $2,600 recorded in the second quarter of 2003, partially offset by higher estimated lease obligations in Europe totaling $56 and $141 recorded in the first and second quarters of 2003, respectively; and lower costs of terminating contracts in Europe totaling $271 recorded in the second quarter of 2003.

Quarter ended September 28, 2002

     Reorganization costs for the third quarter of 2002 were primarily comprised of employee termination benefits for workforce reductions worldwide; facility exit costs, primarily comprised of lease exit costs for the closure of the Memphis, Tennessee configuration center and Harrisburg, Pennsylvania returns center, the downsizing of the Carol Stream, Illinois and Jonestown, Pennsylvania distribution centers, the closing of the European assembly facility and the consolidation of operations in Australia; and other costs associated with the reorganization activities. The Company anticipates that these restructuring actions will be substantially completed within twelve months from September 28, 2002.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The payment activities and adjustments for the twenty-six weeks ended June 28, 2003 and the remaining liability at June 28, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		June 28,
	2002	Liability	Adjustments	2003

Employee termination benefits	$2,147	$1,918	$(50)	$179
Facility costs	8,496	3,366	531	5,661
Other costs	635	635	—	—

Total	$11,278	$5,919	$481	$5,840

     The adjustments reflect lower costs of employee termination benefits in North America totaling $50 recorded in the second quarter of 2003 and higher estimated lease obligations associated with the closure of the Harrisburg, Pennsylvania returns center totaling $531 recorded in the second quarter of 2003 due to lower than expected sublease income on the exited facility.

Quarter ended June 29, 2002

     The Company’s reorganization plan for the second quarter of 2002 primarily included employee termination benefits for workforce reductions worldwide and costs to exit facilities in Europe.

     The payment activities and adjustments for the twenty-six weeks ended June 28, 2003 and the remaining liability at June 28, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		June 28,
	2002	Liability	Adjustments	2003

Employee termination benefits	$212	$134	$(78)	$—
Other costs	25	25	—	—

Total	$237	$159	$(78)	$—

     The adjustment reflects lower costs of employee termination benefits in North America totaling $78 recorded in the second quarter of 2003.

Quarter ended March 30, 2002

     The Company’s reorganization plan for the first quarter of 2002 primarily included facility exit costs, principally comprised of lease exit costs for facility consolidations in Europe and Other International, and employee termination benefits for workforce reductions worldwide.

     The payment activities and adjustments for the twenty-six weeks ended June 28, 2003 and the remaining liability at June 28, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		June 28,
	2002	Liability	Adjustments	2003

Employee termination benefits	$29	$9	$(20)	$—

     The adjustment reflects lower costs of employee termination benefits in North America totaling $20 recorded in the second quarter of 2003.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Year ended December 29, 2001

     For the year ended December 29, 2001, detailed actions under the Company’s reorganization plan for 2001 included workforce reductions worldwide and facility consolidations in North America, Europe, and to a limited extent Other International. Facility consolidations primarily included consolidation of the Company’s North American headquarters in Santa Ana, California, closing the Newark and Fullerton, California distribution centers, downsizing the Miami, Florida distribution center, closing the returns processing centers in Santa Ana and Rancho Cucamonga, California, centralizing returns in the Harrisburg, Pennsylvania returns center, and consolidation of two warehouse and office facilities in Southern Europe. These restructuring actions are completed; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the twenty-six weeks ended June 28, 2003 and the remaining liability at June 28, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		June 28,
	2002	Liability	Adjustments	2003

Employee termination benefits	$690	$383	$—	$307
Facility costs	2,334	750	200	1,784

Total	$3,024	$1,133	$200	$2,091

     The adjustment reflects higher estimated lease obligations associated with the exit of the Fullerton, California distribution center totaling $200 recorded in the second quarter of 2003 due to lower than expected sublease income on the exited facility.

Other Profit Enhancement Program Implementation Costs

     For the thirteen weeks ended June 28, 2003, other costs related to the implementation of the profit enhancement program totaled $11,201, which were recorded in SG&A expenses. Of this amount, approximately $6,144 related to actions contemplated under the original profit enhancement program announced September 18, 2002, including $3,874 primarily comprised of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America, and $2,270 of incremental depreciation resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions in North America. In addition, $5,057 related to new profit improvement opportunities primarily consisting of the sale of a non-core German semiconductor equipment distribution business. Substantially all of the assets of this business were sold primarily in exchange for assumption of certain liabilities, resulting in the loss on sale of the business.

     For the twenty-six weeks ended June 28, 2003, other costs related to the implementation of the profit enhancement program totaled $19,424, of which approximately $13,017 related to actions contemplated under the original profit enhancement program announced September 18, 2002 and $6,407 related to new profit improvement opportunities primarily consisting of the sale of the non-core German semiconductor equipment distribution business, further consolidation of the Company’s operations in the Nordic areas of Europe, and other actions in Other International. Of the total $19,424 in other major-program costs, approximately $18,981 was recorded as SG&A expenses and was comprised of $7,395 of incremental depreciation ($6,488 in North America and $907 in Europe) resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions, $6,529 primarily comprised of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America, and $5,057 related to the loss on the sale of the non-core German semiconductor equipment distribution business. In addition, other major-program costs of $443 were recorded in cost of sales, primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas in Europe.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 6 – Accounts Receivable

     In March 2000, the Company entered into a revolving five-year accounts receivable securitization program in the U.S., which provides for the issuance of up to $700,000 in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, most of the Company’s U.S. trade accounts receivable are transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. In addition, the trust has issued $25,000 of fixed-rate, medium-term certificates, also secured by undivided interests in the pool of transferred receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At June 28, 2003 and December 28, 2002, the amount of undivided interests sold to and held by third parties totaled $72,000 and $75,000, respectively.

     The Company also has certain other trade accounts receivable-based facilities in Europe and Canada, which provide up to approximately $296,000 of additional financing capacity. At June 28, 2003 and December 28, 2002, there were no trade accounts receivable sold to and held by third parties under these programs.

     Losses in the amount of $2,368 and $2,145 for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively, and $6,685 and $4,858 for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively, related to sales of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

Note 7 – Long-Term Debt

     The Company’s long-term debt consists of the following:

	June 28,	December 28,
	2003	2002

Revolving unsecured credit facilities and other long-term debt	$139,382	$92,088
Convertible debentures	361	427
European revolving trade accounts receivable backed financing facility	76,862	49,585
Senior subordinated notes	226,306	223,846

	442,911	365,946
Current maturities of long-term debt	(197,983)	(124,894)

	$244,928	$241,052

Note 8 – Segment Information

     The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operated during each of the quarters of 2003 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom) and Other International (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, Thailand, Brazil, Chile, and Mexico). Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales:
North America
Sales to unaffiliated customers	$2,570,572	$2,956,975	$5,325,584	$6,073,883
Transfers between geographic areas	27,844	34,443	58,601	74,233
Europe	1,781,811	1,612,380	3,710,639	3,372,155
Other International	818,252	783,419	1,608,626	1,523,287
Eliminations	(27,844)	(34,443)	(58,601)	(74,233)

Total	$5,170,635	$5,352,774	$10,644,849	$10,969,325

Income (loss) from operations:
North America	$19,888	$24,441	$34,739	$47,783
Europe	6,961	(1,744)	18,396	10,998
Other International	473	3,244	1,278	(2,002)

Total	$27,322	$25,941	$54,413	$56,779

Identifiable assets:
North America	$3,081,282	$3,350,971	$3,081,282	$3,350,971
Europe	1,120,377	1,035,662	1,120,377	1,035,662
Other International	379,528	356,766	379,528	356,766

Total	$4,581,187	$4,743,399	$4,581,187	$4,743,399

Capital expenditures:
North America	$4,419	$15,393	$11,981	$27,528
Europe	431	782	3,516	3,405
Other International	1,635	964	2,441	1,823

Total	$6,485	$17,139	$17,938	$32,756

Depreciation:
North America	$14,066	$14,959	$30,586	$29,607
Europe	4,229	4,716	9,278	8,894
Other International	1,421	1,677	2,848	3,416

Total	$19,716	$21,352	$42,712	$41,917

     Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment included in income (loss) from operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Reorganization costs (Note 5):
North America	$1,464	$2,526	$6,499	$3,522
Europe	(234)	1,928	6,498	3,190
Other International	62	916	234	2,068

Total	$1,292	$5,370	$13,231	$8,780

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Other profit enhancement program costs (Note 5):
Charged to cost of sales:
Europe	$—	$—	$443	$—

Charged to operating expenses:
North America	$6,144	$—	$13,017	$—
Europe	5,057	—	5,964	—
Other International	—	—	—	—

Total	$11,201	$—	$18,981	$—

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

     The Company has deferred tax liabilities of $2,418, $42,131 and $76,098 related to gains realized on the sales of Softbank common stock in 2002, 2000 and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for deferred tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when this matter will be finally resolved with the taxing authorities, or if the deferred taxes of $2,418, $42,131 and $76,098 for the 2002, 2000 and 1999 sales, respectively, will ultimately be paid. Accordingly, the Company continues to provide for these tax liabilities. If the Company is successful in obtaining a favorable resolution of this matter, the Company’s tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, the Company believes that it will be able to fund any such taxes that may be assessed on this matter with available sources of liquidity. The Company’s federal tax returns for fiscal years through 1998 have been closed. The U.S. IRS has begun an examination process related to the Company’s federal tax returns for fiscal year 1999 and has surveyed such returns.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 10 – New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. For VIEs created before February 1, 2003, the recognition and measurement provisions of FIN 46 are effective for the Company no later than the beginning of the third quarter of 2003, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN 46 are effective immediately. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). EITF No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from that vendor. The provisions of EITF No. 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The Company believes that its historical treatment of funds received from vendors has been materially consistent with the requirements of EITF No. 02-16. Accordingly, the adoption of EITF No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for certain aspects of the standard that relate to previously issued guidance, which should continue to be applied in accordance with the previously set effective dates. The Company is in the process of assessing what impact, if any, the adoption of FAS 149 may have on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for operating income improvements from our profit enhancement program; competition; revenues, expenses and other operating results or ratios; economic conditions; liquidity; capital requirements and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended December 28, 2002. We disclaim any duty to update any forward-looking statements.

Reorganization and Profit Enhancement Program

     From June 2001 through June 2002, we carried out a broad-based reorganization plan primarily in North America and, to a limited extent, in Europe and our geographic regions outside North America and Europe, or Other International. This program restructured several functions, consolidated facilities and reduced workforce worldwide in order to streamline operations, increase flexibility, improve service, and generate cost savings and operational efficiencies.

     In September 2002, we announced a comprehensive profit enhancement program, which is designed to improve operating income through enhancements in gross margins and reduction of selling, general and administrative, or SG&A, expenses. Key components of this initiative include enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain information technology, or IT, infrastructure functions, geographic consolidations and administrative restructuring.

     We announced that we anticipate our profit enhancement program will result in implementation costs aggregating approximately $140 million (approximately $88 million after income taxes) through December 2003. Approximately half of the after-tax costs will require cash expenditures; the remainder will be noncash charges. These costs will consist primarily of reorganization costs and other program implementation costs charged to cost of sales and SG&A expenses, or other major-program costs. Reorganization costs are expected to include severance expenses, lease termination costs and other costs associated with the exit of facilities or other contracts. The other major-program costs are expected to consist of program management and consulting expenses, accelerated depreciation, losses on disposals of certain assets, costs associated with geographic relocation, costs related to the outsourcing of certain IT infrastructure functions, and inventory and vendor-program losses, primarily associated with the exit of certain businesses. Through June 28, 2003, we have incurred total costs related to actions originally included in the profit enhancement program announced in September 2002 of approximately $127.1 million, of which approximately $19.3 million was incurred in the twenty-six weeks ended June 28, 2003, or the first six months of 2003. In the first six months of 2003, we incurred an additional $13.4 million of reorganization and other major-program costs, which were not part of the original scope of the profit enhancement program announced in September 2002. This amount represents further consolidation of our operations in the Nordic areas of Europe and the loss on the sale of a German semiconductor equipment distribution business, a non-core operation. These actions will lead to additional operating income improvements primarily in the European region toward the end of 2003.

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

Management’s Discussion and Analysis Continued

     Our cost reductions and intended profit improvement objectives under the actions discussed above are contingent upon the successful implementation of all phases of our profit enhancement program and may be mitigated by other costs, risks or uncertainties as discussed elsewhere in this report. No assurance can be given that we will be successful in generating the anticipated improvements from these actions. Furthermore, additional implementation costs may be incurred as we implement these initiatives or in connection with new savings opportunities.

     Reorganization costs for the thirteen weeks ended June 28, 2003, or the second quarter of 2003, were $1.3 million, comprised of a charge of $3.5 million for initiatives in the second quarter of 2003 offset by net favorable adjustments of $2.2 million for actions taken in previous quarters. The reorganization charge of $3.5 million for the second quarter of 2003 included $1.8 million in employee termination benefits for approximately 265 employees ($1.7 million for approximately 245 employees in North America and $0.1 million for approximately 20 employees in Other International); $1.6 million, primarily consisting of lease exit costs in connection with consolidating facilities in North America; and $0.1 million in other costs primarily due to contract terminations in North America.

     For the thirteen weeks ended June 29, 2002, or the second quarter of 2002, reorganization costs were $5.4 million. This included $5.1 million for initiatives in the second quarter of 2002 combined with net adjustments of $0.3 million for actions taken in previous quarters. The reorganization charge of $5.1 million included $4.4 million in employee termination benefits for approximately 470 employees ($1.6 million for approximately 270 employees in North America, $1.9 million for approximately 90 employees in Europe, and $0.9 million for approximately 110 employees in Other International); $0.6 million for closing, downsizing and consolidating facilities in Europe; and $0.1 million in Europe for other costs associated with the reorganization.

     Other major-program costs for the second quarter of 2003 included $11.2 million recorded as SG&A expenses, of which approximately $6.1 million related to actions contemplated under the original profit enhancement program announced September 18, 2002 and $5.1 million related to new profit improvement opportunities. The $11.2 million charge to SG&A expenses was comprised of $5.1 million for the loss on the sale of a non-core German semiconductor equipment distribution business, $3.9 million of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America, and $2.2 million in incremental depreciation resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions in North America (see Note 5 to our consolidated financial statements).

     For the first six months of 2003, we recorded a reorganization charge of $13.2 million, comprised of a charge of $15.4 million for initiatives in the first six months of 2003 offset by net favorable adjustments of $2.2 million for actions taken in previous quarters. The reorganization charge for $15.4 million included $6.4 million in employee termination benefits for approximately 630 employees ($5.3 million for approximately 525 employees in North America, $0.9 million for approximately 60 employees in Europe, and $0.2 million for approximately 45 employees in Other International); $7.4 million, primarily consisting of lease exit costs in connection with closing, consolidating, and downsizing facilities ($1.6 million in North America and $5.8 million in Europe) and $1.6 million in other costs ($1.5 million in North America and $0.1 million in Europe) primarily due to contract terminations.

     For the twenty-six weeks ended June 29, 2002, or the first six months of 2002, we recorded a reorganization charge of $8.8 million. This included $8.5 million for initiatives in the first and second quarters of 2002 combined with net adjustments of $0.3 million for actions taken in previous quarters. The charge of $8.5 million for the first six months of 2002 included $6.2 million in employee termination benefits for approximately 685 employees ($2.6 million for approximately 375 employees in North America, $2.4 million for approximately 110 employees in Europe, and $1.2 million for approximately 200 employees in Other International); $2.2 million for closing, downsizing and consolidating facilities, consisting primarily of future lease costs net of estimated sublease income ($1.4 million in Europe and $0.8 million in Other International); and $0.1 million in Europe for other costs associated with the reorganization.

     Other major-program costs for the first six months of 2003 included $19.0 million recorded as SG&A expenses, of which approximately $13.0 million related to actions contemplated under the original profit enhancement program announced September 18, 2002 and $6.0 million related to new profit improvement opportunities. The $19.0 million charge to SG&A expenses was comprised of $7.4 million in incremental depreciation resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions ($6.5 million in North America and $0.9 million in Europe); $6.5

Management’s Discussion and Analysis Continued

million of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America; and $5.1 million for the loss on the sale of a non-core German semiconductor equipment distribution business. Additionally, other major-program costs of $0.4 million were recorded in cost of sales, primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas of Europe (see Note 5 to our consolidated financial statements).

Results of Operations

     The following table sets forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, for each of the periods indicated (dollars in millions):

	Thirteen Weeks Ended				Twenty-six Weeks Ended

	June 28,		June 29,		June 28,		June 29,
	2003		2002		2003		2002

Net sales by geographic region:
North America	$2,571	49.7%	$2,957	55.2%	$5,325	50.0%	$6,074	55.4%
Europe	1,782	34.5	1,612	30.1	3,711	34.9	3,372	30.7
Other International	818	15.8	784	14.7	1,609	15.1	1,523	13.9

Total	$5,171	100.0%	$5,353	100.0%	$10,645	100.0%	$10,969	100.0%

     We generated approximately 41% of our net sales in fiscal 2002 from products purchased from our top three vendors. Hewlett-Packard Company, or HP, and Compaq Computer Company, which was acquired by HP in 2002, were treated for this purpose as a single combined company since the beginning of fiscal 2002 and considered one of these vendors. HP has increased the level of business it transacts directly with end-users and/or resellers in certain product categories, customer segments and/or geographies (principally in the North American region, which may be expanded to the European region in the near term). As a result, our net sales have been and could continue to be negatively affected. In addition, effective November 2002, HP implemented new contract terms and conditions which have pushed additional costs into the distribution channel by reducing existing incentives, product returns rights and price protection coverage, among other terms. To lessen the impact of these changes by HP, we continue to evaluate and make changes to our pricing policies and terms and conditions of sale to our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results or that our gross margins and/or sales will not be adversely affected by these changes in terms and conditions.

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.6	94.5	94.6	94.6

Gross profit	5.4	5.5	5.4	5.4
Operating expenses:
Selling, general and administrative	4.9	4.9	4.8	4.8
Reorganization costs	0.0	0.1	0.1	0.1

Income from operations	0.5	0.5	0.5	0.5
Other expense (income), net	0.2	0.2	0.2	0.2

Income before income taxes and cumulative effect of adoption of a new accounting standard	0.3	0.3	0.3	0.3
Provision for income taxes	0.1	0.1	0.1	0.1

Income before cumulative effect of adoption of a new accounting standard	0.2	0.2	0.2	0.2
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	—	(2.5)

Net income (loss)	0.2%	0.2%	0.2%	(2.3)%

Management’s Discussion and Analysis Continued

Thirteen Weeks Ended June 28, 2003 Compared to Thirteen Weeks Ended June 29, 2002

     Our consolidated net sales decreased 3.4% to $5.17 billion for the thirteen weeks ended June 28, 2003 from $5.35 billion for the thirteen weeks ended June 29, 2002. The decrease in net sales was primarily attributable to the prolonged soft demand for technology products and services throughout most of the world, the decision of certain vendors to pursue a direct sales model primarily in North America, and the exit of certain markets in Europe and Latin America, partially mitigated by increases in European currencies compared to the U.S. dollar. The decline in demand initially surfaced in North America in the fourth quarter of 2000, but spread to all of our regions of operations during 2001 and has continued to date, except in Asia-Pacific. Our Asia-Pacific region experienced growth in 2002 and the first half of 2003 as we now have the infrastructure in place to support controlled growth. The sluggish demand for technology products and services in our other regions is expected to continue, and may worsen, over the near term.

     Net sales from our North American operations decreased 13.1% to $2.57 billion in the second quarter of 2003 from $2.96 billion in the second quarter of 2002 primarily due to the continued sluggish demand for IT products and services, consistent with the continued softening of the U.S. economy, as well as the decision of certain vendors to pursue a direct sales model. Net sales from our European operations decreased approximately nine percent in local currencies reflecting the continued soft demand for IT products and services in most countries in Europe and our downsizing of operations and exit of certain markets within the region. However, when converted to U.S. dollars, our European net sales increased 10.5% to $1.78 billion in the second quarter of 2003 from $1.61 billion in the second quarter of 2002 due to the appreciation of European currencies compared to the U.S. dollar. Net sales from our Other International operations increased 4.4% to $818 million in the second quarter of 2003 from $784 million in the second quarter of 2002 primarily due to overall growth in our Asia-Pacific region, partially offset by declines in Latin America due to the soft demand environment and our downsizing of our operations in certain markets in 2002.

     Gross margin decreased less than 0.1% to 5.4% in the second quarter of 2003 from 5.5% in the second quarter of 2002. The small decrease in our gross margin was primarily due to competitive pricing pressures, offset by better inventory management and benefits from our profit enhancement program. We continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policy and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, the softness in economies throughout the world, as well as increased competition may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses decreased 3.4% to $252.8 million in the second quarter of 2003 from $261.8 million in the second quarter of 2002, but remained flat as a percentage of net sales at 4.9% in the second quarters of 2003 and 2002. In the second quarter of 2003, SG&A expenses included $11.2 million of other major-program costs, primarily comprised of the loss on the sale of a non-core German semiconductor equipment distribution business, accelerated depreciation of assets associated with the planned exit of facilities and outsourcing of IT infrastructure; relocation and transition costs; and certain other related costs. The translation impact of the relatively strong European currencies also added approximately $18 million to the quarter’s SG&A expenses versus prior year. These increases, however, were more than offset by savings resulting from our profit enhancement program, as well as the other actions we have taken, continued cost control measures and the lower volume of business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     As previously discussed, reorganization costs were $1.3 million in the second quarter of 2003 compared to $5.4 million in the second quarter of 2002.

     Income from operations as a percentage of net sales remained flat at 0.5% in the second quarters of 2003 and 2002. Our North American income from operations as a percentage of net sales remained flat at 0.8% in the second quarters of 2003 and 2002. Income from operations for North America was adversely impacted by the restructuring and other major-program costs, offset by reductions in SG&A expenses. Our European income from operations as a percentage of net sales increased to 0.4% in the second quarter of 2003 compared to a loss from operations of 0.1% in the second quarter of 2002. Income from operations for Europe was positively impacted by increases in gross margins, which were partially offset by other major-program costs. Our Other International income from operations as a

Management’s Discussion and Analysis Continued

percentage of net sales decreased to 0.1% in the second quarter of 2003 from 0.4% in the second quarter of 2002. The decline in operating income was primarily affected by the sluggish Latin American economy. Asia-Pacific realized a small operating profit despite the outbreak of Severe Acute Respiratory Syndrome, or SARS.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities and other non-operating gains and losses. For the second quarter of 2003, we recorded net other expense of $9.6 million, or 0.2% as a percentage of net sales, compared to $11.9 million for the second quarter of 2002, or 0.2% as a percentage of net sales in the second quarter of 2002. The decrease in net other expense of $2.3 million, or 19.5%, was largely attributable to lower foreign exchange losses, resulting principally from the devaluation of the Argentina peso during the second quarter of 2002.

     Our effective tax rate was 35.0% in the second quarter of 2003 compared to 37.0% in the second quarter of 2002. The decrease in the 2003 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

Twenty-six Weeks Ended June 28, 2003 Compared to Twenty-six Weeks Ended June 29, 2002

     Our consolidated net sales decreased 3.0% to $10.64 billion for the first six months of 2003 from $10.97 billion for the first six months of 2002. Net sales from our North American operations decreased 12.3% to $5.33 billion in the first six months of 2003 from $6.07 billion in the first six months of 2002. Net sales from our European operations decreased approximately nine percent in local currencies, but when converted to U.S. dollars, our European net sales increased 10.0% to $3.71 billion in the first six months of 2003 from $3.37 billion in the first six months of 2002 due to the appreciation of European currencies compared to the U.S. dollar. Net sales from our Other International operations increased 5.6% to $1.61 billion in the first six months of 2003 from $1.52 billion in the first six months of 2002. The changes in net sales for the twenty-six weeks on a worldwide basis and by region are largely attributable to the same factors as discussed for the thirteen weeks ended June 28, 2003.

     Gross margin remained flat at 5.4% in the first six months of 2002 and 2003. This reflects competitive pricing pressures, offset by strong inventory management and benefits from our profit enhancement program. We continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policy and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, the softness in economies throughout the world, as well as increased competition may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses decreased 4.0% to $510.0 million in the first six months of 2003 from $531.2 million in the first six months of 2002, but remained flat as a percentage of net sales at 4.8% in the first six months of 2003 and 2002. In the first six months of 2003, SG&A expenses included $13.9 million of other major-program costs, primarily consisting of the loss on the sale of a non-core German semiconductor equipment distribution business, accelerated depreciation or losses on disposals of assets associated with the planned exit of facilities and outsourcing of IT infrastructure; relocation and transition costs; and certain other related costs. The translation impact of the relatively strong European currencies also added approximately $33 million to the six-month period’s SG&A expenses versus the prior year. These increases, however, were more than offset by savings resulting from our profit enhancement program, as well as the other actions we have taken, continued cost control measures and the lower volume of business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     As previously discussed, we recorded a reorganization charge of $13.2 million for the first six months of 2003 compared to $8.8 million for the first six months of 2002.

     Income from operations as a percentage of net sales remained flat at 0.5% in the first six months of 2003 and 2002. Our North American income from operations as a percentage of net sales decreased to 0.7% in the first six months of 2003 from 0.8% in 2002. Income from operations for North America was negatively impacted by the restructuring and other major-program costs, which were partially offset by reductions in SG&A expenses. Our European income from operations as a percentage of net sales increased to 0.5% in the first six months of 2003 compared to 0.3% in the first six months of 2002. Income from operations for Europe was positively impacted by increases in gross margins, which were partially offset by the restructuring and other major-program costs. Our Other International income from operations as a percentage of net sales increased to 0.1% in the first six months of 2003 from a loss from operations of 0.1% in the first six months of 2002 reflecting restructuring costs incurred in 2002 primarily related to the successful downsizing of unprofitable operations in Latin America and continued revenue growth in our Asia-Pacific operations.

Management’s Discussion and Analysis Continued

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities and other non-operating gains and losses. For the first six months of 2003, we recorded net other expense of $21.2 million, or 0.2% as a percentage of net sales, compared to $18.3 million, or 0.2% as a percentage of net sales, in the first six months of 2002. In the first six months of 2002, we sold our remaining shares of SOFTBANK Corp., or Softbank, common stock for a pre-tax gain of approximately $6.5 million. Excluding this gain, net other expense decreased by $3.6 million, or 14.4%. The decrease was primarily attributable to lower foreign exchange losses, resulting principally from the devaluation of the Argentina peso during the first six months of 2002.

     Our effective tax rate was 35.0% in first six months of 2003 compared to 37.0% in the first six months of 2002. The decrease in the 2003 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions.

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months and worldwide pre-holiday stocking in the retail channel during the September-to-December period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our sales revenues and/or gross margins;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization efforts, including expenses and/or charges;

•	the introduction by us or our competitors of new products and services offering improved features and functionality;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services;

•	currency fluctuations in countries in which we operate; and

•	general economic conditions.

     Given the general slowdown in the global economy, and specifically the sluggish demand for IT products and services, these historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Liquidity and Capital Resources

Cash Flows

     We have financed working capital needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, proceeds from senior subordinated notes issued in August 2001, and the sales of Softbank common stock in December 1999, January 2000 and March 2002. The following is a detailed discussion of our cash flows for the first six months of 2003 and 2002.

     Net cash used by operating activities was $66.0 million in the first six months of 2003 compared to net cash provided by operating activities of $336.4 million in the first six months of 2002. The net cash used by operating activities in the first six months of 2003 principally reflects decreases in our accrued expenses and accounts payable, partially offset by reductions of accounts receivable and inventory as well as income adjusted for noncash charges. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap in the first

Management’s Discussion and Analysis Continued

quarter of 2003 and payments of variable incentive compensation and profit enhancement program costs. The reductions of accounts payable, accounts receivable and inventory largely reflect the sequential decline in sales during the first six months of 2003. The accounts payable reduction also reflects a reduction in days payable outstanding to levels more in line with historical trends. The net cash provided by operating activities in the first six months of 2002 was primarily attributable to an overall reduction in our net working capital due to our focus on working capital management and the lower volume of business.

     Net cash used by investing activities was $25.8 million in the first six months of 2003 compared to $5.5 million in the first six months of 2002. The net cash used by investing activities in the first six months of 2003 was primarily due to capital expenditures. The net cash used by investing activities in the first six months of 2002 was attributable to capital expenditures, partially offset by the proceeds from the sale of Softbank common stock.

     Net cash provided by financing activities was $70.2 million in the first six months of 2003 compared to net cash used by financing activities of $131.5 million in the first six months of 2002. Net cash provided by financing activities in the first six months of 2003 was principally due to proceeds from our European revolving trade accounts receivable backed financing facility of $76.9 million primarily used to reduce operating liabilities. Net cash used by financing activities in the first six months of 2002 primarily resulted from the net repayments of our revolving credit and other debt facilities of $140.2 million through cash provided by operations, continued focus on working capital management and lower working capital needs as a result of the lower volume of business.

Capital Resources

     Our cash and cash equivalents totaled $371.3 million and $387.5 million at June 28, 2003 and December 28, 2002, respectively.

     In March 2000, we entered into a revolving five-year accounts receivable securitization program in the U.S., which provides for the issuance of up to $700 million in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, most of our U.S. trade accounts receivable are transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. In addition, the trust has issued $25 million of fixed-rate, medium-term certificates, also secured by undivided interests in the pool of transferred receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown in our consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At June 28, 2003 and December 28, 2002, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $72.0 million and $75.0 million, respectively.

     We also have certain other revolving trade accounts receivable based facilities in Europe and Canada, which provide up to approximately $296 million of additional financing capacity. At June 28, 2003 and December 28, 2002, there were no trade accounts receivable sold to and held by third parties under these programs.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., European and Canadian programs, or off-balance sheet debt, as of June 28, 2003 and December 28, 2002 totaled $72.0 million and $75.0 million, respectively. The decrease in amounts sold to and held by third parties resulted in an increase in our retained interests in securitized receivables, which was more than offset by an overall decrease in receivables resulting from the lower volume of business. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements.

     Our financing capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. As of June 28, 2003, our actual aggregate capacity under these programs based on eligible accounts receivable outstanding was $685 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the U.S., European and Canadian accounts receivable financing programs.

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

Management’s Discussion and Analysis Continued

liquidity. However, based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, and the remoteness of such contingencies, we believe it is unlikely that any of these risks will materialize in the near term.

     On December 13, 2002, we entered into a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. Under this facility, we are required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. This facility also restricts the amount of dividends we can pay as well as the amount of common stock we can repurchase annually. At June 28, 2003 and December 28, 2002, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At June 28, 2003 letters of credit totaling approximately $7.8 million were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under the agreement by the same amounts.

     Effective June 28, 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility for 107 million euros, or approximately $122 million, with a financial institution that has an arrangement with a third-party issuer of commercial paper. The facility requires certain commitment fees and a minimum borrowing requirement of 16 million euros over the term of the agreement. Borrowings under the facility incur financing costs at rates indexed to EuroLIBOR. Our ability to access financing under this facility is dependent upon the level of trade accounts receivable of one of our European subsidiaries and the level of the market demand for commercial paper. If the third-party issuer is unable to issue commercial paper, or the credit ratings of the issuer or the financial institution are downgraded, or there are other disruptions of the commercial paper market, we could lose access to financing under this program. We believe it is unlikely that any of these risks will materialize in the near term. At June 28, 2003 and December 28, 2002, we had borrowings of $76.9 million and $49.6 million, respectively, under this facility, of which $18.3 million and $16.8 million, respectively, is presented as long-term debt, to reflect the minimum borrowing requirement pursuant to the agreement.

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

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring more frequent posting of collateral and at minimum increments if our ratings decline to certain set levels. At June 28, 2003 and December 28, 2002, the marked-to-market value of the interest rate swap amounted to $27.2 million and $24.8 million, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $226.3 million and $223.8 million, respectively.

     We also have additional lines of credit, commercial paper, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $304 million at June 28, 2003. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 28, 2003 and December 28, 2002, we had $139.8 million and $92.5 million, respectively, outstanding under these facilities. At June 28, 2003, letters of credit totaling approximately $10.4 million were also issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amounts.

     We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage. We are also restricted in the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. At June 28, 2003, we were in compliance with these financial covenants.

     Proceeds from stock option exercises provide us with an additional source of cash. For the first six months of 2003 and 2002, cash proceeds from the exercise of stock options totaled $1.4 million and $8.7 million, respectively.

Management’s Discussion and Analysis Continued

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

     In December 1998, we purchased 2,972,400 shares of common stock of Softbank for approximately $50.3 million. During December 1999, we sold approximately 35% of our original investment in Softbank common stock for approximately $230.1 million, resulting in a pre-tax gain of approximately $201.3 million, net of expenses. In January 2000, we sold an additional approximately 15% of our original holdings in Softbank common stock for approximately $119.2 million resulting in a pre-tax gain of approximately $111.5 million, net of expenses. In March 2002, we sold our remaining shares of Softbank common stock for approximately $31.8 million resulting in a pre-tax gain of $6.5 million, net of expenses. We generally used the proceeds from these sales to reduce existing indebtedness. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4.1 million, $69.3 million and $125.2 million, respectively, net of deferred taxes of $2.4 million, $42.1 million and $76.1 million, respectively (see Notes 3 and 9 to consolidated financial statements). The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for deferred tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our advisors and our internal assessment did not allow us to reach that conclusion on this matter. Although we review our assessments in these matters on a regular basis, we cannot currently determine when this matter will be finally resolved with the taxing authorities, or if the deferred taxes of $2.4 million, $42.1 million and $76.1 million for the 2002, 2000 and 1999 sales, respectively, will ultimately be paid. Accordingly, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity. Our federal tax returns for fiscal years through 1998 have been closed. The U.S. IRS has begun an examination process related to our federal tax returns for fiscal year 1999 and has surveyed such returns.

Capital Expenditures

     We presently expect capital expenditures not to exceed $80 million in fiscal 2003.

New Accounting Standards

     See Note 10 to consolidated financial statements.

Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about future operating income improvements from the profit enhancement program, future sales levels, margins, restructuring charges, other major-program costs, costs savings, competition, revenues, expenses, and other operating results or ratios, economic conditions, liquidity, capital requirements, and exchange rate fluctuations, are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and/or results of operations, including, without limitation:

•	the failure to achieve the objectives of our profit enhancement program as announced in September 2002 or other process or organizational changes, in whole or in part, or delays in implementing components of the program;

•	intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

•	termination of a supply or services agreement with a major supplier or customer or a significant change in supplier terms or conditions of sale;

Management’s Discussion and Analysis Continued

•	failure of information systems and/or failure to successfully transition certain components of our IT infrastructure to our chosen third-party provider which could result in significant disruption to our business or additional cost, or may not generate the intended level of cost savings;

•	disruptions in business operations due to reorganization activities;

•	the continuation or worsening of the severe downturn in economic conditions (particularly purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	rapid product improvement and technological change and resulting obsolescence risks;

•	possible disruption in commercial activities caused by terrorist activity or armed conflict, including changes in logistics and security arrangements as a result thereof, and reduced customer demand;

•	dependence on key individuals and inability to retain personnel;

•	reductions in credit ratings and/or unavailability of adequate capital;

•	interest rate and foreign currency fluctuations;

•	adverse impact of governmental controls and actions or political or economic instability affecting foreign operations;

•	failure to attract new sources of business from expansion of products or services or entry into new markets;

•	inability to manage future adverse industry trends;

•	difficulties and risks associated with integrating operations and personnel in acquisitions;

•	future periodic assessments required by current or new accounting standards resulting in additional charges;

•	failure to attract new sources of business from expansion of products or services or entry into new markets; and

•	dependence on independent shipping companies.

     We have instituted in the past and continue to institute changes in our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 of our Annual Report on Form 10-K for the year ended December 28, 2002; other risks or uncertainties may be detailed from time to time in our future SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our quantitative and qualitative disclosures about market risk for the six-month period ended June 28, 2003 from our Annual Report on Form 10-K for the year ended December 28, 2002. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 28, 2002.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, including our internal controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2003 in timely alerting them to material information required to be included in our periodic SEC filings.

Part II. Other Information

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of the Shareowners was held on May 7, 2003.

b)	The election of three directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for each such individual elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareowners in 2006.

		Number of
Nominee		Votes

John R. Ingram	For	138,891,951
	Withheld/Against	4,096,151
	Abstentions	—
	Broker Non-Votes	—

Dale R. Laurance	For	140,813,580
	Withheld/Against	2,174,522
	Abstentions	—
	Broker Non-Votes	—

Gerhard Schulmeyer	For	136,053,858
	Withheld/Against	6,934,244
	Abstentions	—
	Broker Non-Votes	—

Kent B. Foster and Martha Ingram are directors whose terms of office expire at the annual meeting of shareowners in 2005. Orrin H. Ingram II, Michael T. Smith, and Joe Wyatt are directors whose terms of office expire at the annual meeting of shareowners in 2004.

c)	Also at the Annual Meeting, our shareowners approved the Ingram Micro Inc. 2003 Equity Incentive Plan. The following table lists the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

		Number of
Item		Votes

Ingram Micro Inc. 2003
Equity Incentive Plan	For	78,774,156
	Withheld/Against	42,031,148
	Abstentions	157,131
	Broker Non-Votes	22,025,667

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

b)	Reports on Form 8-K

The Company filed Current Reports on Form 8-K during the fiscal period ended June 28, 2003 as follows:

•	on April 29, 2003 in connection with the issuance of its press release announcing financial results for the quarter ended March 29, 2003; and

•	on May 5, 2003 in connection with a letter issued by the Company to Fidelity Investments concerning the Ingram Micro Inc. 2003 Equity Incentive Plan.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

	By:	/s/ Thomas A. Madden
	Name:	Thomas A. Madden
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

August 7, 2003

EXHIBIT INDEX

No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX