Form 10-Q
period 2003-09-27
INGRAM MICRO INC
filed 2003-11-12
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The Registrant had 151,511,767 shares of Class A Common Stock, par value $.01 per share, outstanding at September 27, 2003.

INGRAM MICRO INC.

INDEX

		Pages

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet at September 27, 2003 and December 28, 2002	3
	Consolidated Statement of Income for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002	4
	Consolidated Statement of Cash Flows for the thirty-nine weeks ended September 27, 2003 and September 28, 2002	5
	Notes to Consolidated Financial Statements	6-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
Part II.	Other Information
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits and Reports on Form 8-K	32-33
Signatures		34
Certifications		35-39

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)

	September 27,	December 28,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523,181	$387,513
Accounts receivable:
Trade receivables	1,538,128	1,770,988
Retained interest in securitized receivables	528,878	583,918

Total accounts receivable (less allowances of $105,394 and $89,889)	2,067,006	2,354,906
Inventories	1,476,367	1,564,065
Other current assets	297,656	293,902

Total current assets	4,364,210	4,600,386

Property and equipment, net	210,361	250,244
Goodwill	242,180	233,922
Other	50,670	59,802

Total assets	$4,867,421	$5,144,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,390,239	$2,623,188
Accrued expenses	294,860	438,787
Current maturities of long-term debt	133,931	124,894

Total current liabilities	2,819,030	3,186,869

Long-term debt, less current maturities	234,667	241,052
Deferred income taxes and other liabilities	30,873	80,444

Total liabilities	3,084,570	3,508,365

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 151,511,767 and 150,778,355 shares issued and outstanding	1,515	1,508
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	715,409	707,689
Retained earnings	1,055,566	952,753
Accumulated other comprehensive income (loss)	10,688	(25,548)
Unearned compensation	(327)	(413)

Total stockholders’ equity	1,782,851	1,635,989

Total liabilities and stockholders’ equity	$4,867,421	$5,144,354

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$5,207,450	$5,600,231	$15,852,299	$16,569,556
Cost of sales	4,924,907	5,296,538	14,992,129	15,669,105

Gross profit	282,543	303,693	860,170	900,451

Operating expenses:
Selling, general and administrative	260,287	283,469	770,270	814,668
Reorganization costs	1,490	22,807	14,721	31,587

	261,777	306,276	784,991	846,255

Income (loss) from operations	20,766	(2,583)	75,179	54,196

Other expense (income):
Interest income	(2,110)	(2,789)	(7,744)	(9,467)
Interest expense	6,128	7,614	22,195	22,863
Losses on sales of receivables	1,410	2,674	8,095	7,532
Net foreign currency exchange loss	239	864	2,614	8,148
Gain on sale of available-for-sale securities	—	—	—	(6,535)
Other	712	2,261	2,442	6,335

	6,379	10,624	27,602	28,876

Income (loss) before income taxes and cumulative effect of adoption of a new accounting standard	14,387	(13,207)	47,577	25,320
Provision for (benefit from) income taxes	(66,852)	(4,886)	(55,236)	9,369

Income (loss) before cumulative effect of adoption of a new accounting standard	81,239	(8,321)	102,813	15,951
Cumulative effect of adoption of a new accounting standard, net of $(2,633) in income taxes	—	—	—	(280,861)

Net income (loss)	$81,239	$(8,321)	$102,813	$(264,910)

Basic earnings per share:
Income (loss) before cumulative effect of adoption of a new accounting standard	$0.54	$(0.06)	$0.68	$0.11
Cumulative effect of adoption of a new accounting standard	—	—	—	(1.87)

Net income (loss)	$0.54	$(0.06)	$0.68	$(1.76)

Diluted earnings per share:
Income (loss) before cumulative effect of adoption of a new accounting standard	$0.53	$(0.06)	$0.68	$0.10
Cumulative effect of adoption of a new accounting standard	—	—	—	(1.84)

Net income (loss)	$0.53	$(0.06)	$0.68	$(1.74)

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirty-nine Weeks Ended

	September 27,	September 28,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$102,813	$(264,910)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	280,861
Depreciation	62,164	74,307
Non-cash losses (gains) on disposals of property and equipment	(1,613)	4,956
Non-cash charges for interest and compensation	2,549	1,081
Deferred income taxes	(47,829)	(21,627)
Pre-tax gain on sale of available-for-sale securities	—	(6,535)
Loss on sale of a business	5,067	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	(5,000)	(132,253)
Accounts receivable	394,187	419,058
Inventories	140,743	160,737
Other current assets	4,199	39,715
Accounts payable	(321,664)	(321,127)
Accrued expenses	(191,335)	28,703

Cash provided by operating activities	144,281	262,966

Cash flows from investing activities:
Purchases of property and equipment	(25,044)	(42,539)
Proceeds from sale of property and equipment	7,826	—
Acquisitions, net of cash acquired	(9,416)	(6,095)
Net proceeds from sale of available-for-sale securities	—	31,840
Other	3,547	2,095

Cash used by investing activities	(23,087)	(14,699)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,474	9,708
Net proceeds from (repayments of) debt	4,771	(150,623)

Cash provided (used) by financing activities	10,245	(140,915)

Effect of exchange rate changes on cash and cash equivalents	4,229	6,930

Increase in cash and cash equivalents	135,668	114,282
Cash and cash equivalents, beginning of period	387,513	273,059

Cash and cash equivalents, end of period	$523,181	$387,341

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

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of September 27, 2003, and its results of operations and cash flows for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2002. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2003 may not be indicative of the results of operations that can be expected for the full year.

Note 2 – Earnings Per Share and Stock-Based Compensation

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

     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Income (loss) before cumulative effect of adoption of a new accounting standard	$81,239	$(8,321)	$102,813	$15,951

Weighted average shares	151,225,624	150,498,529	151,049,516	150,055,519

Basic earnings per share before cumulative effect of adoption of a new accounting standard	$0.54	$(0.06)	$0.68	$0.11

Weighted average shares, including the dilutive effect of stock options and warrants (2,232,810 and 0 for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively, and 533,380 and 2,181,697 for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively)	153,458,434	150,498,529	151,582,896	152,237,216

Diluted earnings per share before cumulative effect of adoption of a new accounting standard	$0.53	$(0.06)	$0.68	$0.10

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     There were approximately 17,620,000 and 31,476,000 stock options and warrants for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively, and 24,153,000 and 15,251,000 stock options and warrants for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively, that were not included in the computation of Diluted EPS because their inclusion would have an antidilutive effect.

Accounting for Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides the following pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair-value method had been applied:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss), as reported	$81,239	$(8,321)	$102,813	$(264,910)
Compensation expense as determined under FAS 123, net of related tax effects	7,006	8,131	21,027	23,379

Pro forma net income (loss)	$74,233	$(16,452)	$81,786	$(288,289)

Earnings per share:
Basic – as reported	$0.54	$(0.06)	$0.68	$(1.77)

Basic – pro forma	$0.49	$(0.11)	$0.54	$(1.92)

Diluted – as reported	$0.53	$(0.06)	$0.68	$(1.74)

Diluted – pro forma	$0.49	$(0.11)	$0.54	$(1.90)

     The weighted average fair value per option granted was $3.68 and $5.50 for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively, and $3.92 and $6.89, for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Risk-free interest rate	1.67%	3.31%	1.89%	3.50%
Expected years until exercise	3.0 years	3.0 years	3.0 years	3.0 years
Expected stock volatility	46.9%	59.5%	49.5%	61.8%

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Total comprehensive income for the thirteen weeks ended September 27, 2003 was $82,587 compared to total comprehensive loss of $14,963 for the thirteen weeks ended September 28, 2002. Total comprehensive income was $139,049 for the thirty-nine weeks ended September 27, 2003 compared to total comprehensive loss of $248,025 for the thirty-nine weeks ended September 28, 2002.

     The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss) on	Other
	Translation	Available-for-	Comprehensive
	Adjustment	Sale Securities	Income (Loss)

Balance at December 28, 2002	$(25,548)	$—	$(25,548)
Change in foreign currency translation adjustment	9,614	—	9,614

Balance at March 29, 2003	(15,934)	—	(15,934)
Change in foreign currency translation adjustment	25,274	—	25,274

Balance at June 28, 2003	9,340	—	9,340
Change in foreign currency translation adjustment	1,348	—	1,348

Balance at September 27, 2003	$10,688	$—	$10,688

Balance at December 29, 2001	$(52,744)	$(672)	$(53,416)
Change in foreign currency translation adjustment	(2,328)	—	(2,328)
Unrealized holding gain arising during the quarter	—	4,789	4,789
Realized gain included in net income	—	(4,117)	(4,117)

Balance at March 30, 2002	(55,072)	—	(55,072)
Change in foreign currency translation adjustment	25,183	—	25,183

Balance at June 29, 2002	(29,889)	—	(29,889)
Change in foreign currency translation adjustment	(6,642)	—	(6,642)

Balance at September 28, 2002	$(36,531)	$—	$(36,531)

     In March 2002, the Company sold its shares of SOFTBANK Corp. (“Softbank”) common stock for cash proceeds of $31,840, resulting in a pre-tax gain of $6,535 and an after-tax gain of $4,117, net of deferred taxes of $2,418 (see Note 9).

     Note 4 – Goodwill

     The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 27, 2003 are as follows:

	North		Other
	America	Europe	International	Total

Balance at December 28, 2002	$78,310	$2,111	$153,501	$233,922
Acquisitions	—	4,552	2,017	6,569
Foreign currency translation	99	1,327	263	1,689

Balance at September 27, 2003	$78,409	$7,990	$155,781	$242,180

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

     In September 2002, the Company announced a comprehensive profit enhancement program to further accelerate its ongoing business improvement program, which is designed to improve operating income through enhancements in gross margins and reductions of selling, general and administrative (“SG&A”) expenses. Key components of this initiative include enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. The actions anticipated under the original program announced in September 2002 are expected to result in incremental costs of approximately $140,000 to be recorded through December 2003. Costs incurred in the implementation of the profit enhancement program consist of reorganization costs and other program implementation costs charged to costs of sales and SG&A expenses (“other major-program costs”). For the thirteen weeks and thirty-nine weeks ended September 27, 2003, the Company incurred total costs of $3,051 ($495 of reorganization costs and $2,556 of other major-program costs) and $22,333 ($6,760 of reorganization costs and $15,573 of other major-program costs), respectively, related to this profit enhancement program. From inception through September 27, 2003, aggregate costs incurred related to this profit enhancement program were $130,184.

     For the thirty-nine weeks ended September 27, 2003, the Company incurred incremental reorganization costs of $7,961 ($995 incurred in the thirteen weeks ended September 27, 2003) and other major-program costs of $6,407. These costs are primarily related to additional profit enhancement opportunities, mainly in Europe, that were not part of the scope of the original comprehensive profit enhancement program announced on September 18, 2002. These new opportunities, primarily related to the further consolidation of the Company’s operations in the Nordic areas of Europe and the sale of a non-core German semiconductor equipment distribution business, are expected to result in additional operating income improvements primarily in the European region when fully implemented.

Reorganization Costs

     In the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires the Company to recognize restructuring liabilities at fair value. The fair value of restructuring charges recorded in each of the quarters in 2003 approximates the undiscounted obligations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Within the context of the broad-based reorganization plan and the comprehensive profit enhancement program, the Company has developed and implemented detailed plans for restructuring actions. The following table summarizes the Company’s reorganization costs for each of the three quarters in the thirty-nine weeks ended September 27, 2003, and for each of the quarters in the year ended December 28, 2002 resulting from the detailed actions initiated under the broad-based reorganization plan and the profit enhancement program:

		Employee
	Headcount	Termination	Facility	Other
Quarter Ended	Reduction	Benefits	Costs	Costs	Total

September 27, 2003
North America	20	$422	$253	$—	$675
Europe	45	591	158	(24)	725
Other International	50	90	—	—	90

Subtotal	115	1,103	411	(24)	1,490

June 28, 2003
North America	245	1,658	(242)	48	1,464
Europe	—	(82)	141	(293)	(234)
Other International	20	62	—	—	62

Subtotal	265	1,638	(101)	(245)	1,292

March 29, 2003
North America	280	3,564	—	1,471	5,035
Europe	60	864	5,787	81	6,732
Other International	25	172	—	—	172

Subtotal	365	4,600	5,787	1,552	11,939

Thirty-nine weeks ended September 27, 2003	745	$7,341	$6,097	$1,283	$14,721

December 28, 2002
North America	265	$1,824	$25,431	$6,980	$34,235
Europe	150	3,216	512	1,145	4,873
Other International	60	468	(28)	—	440

Subtotal	475	5,508	25,915	8,125	39,548

September 28, 2002
North America	265	2,435	15,470	—	17,905
Europe	165	2,482	1,324	775	4,581
Other International	95	471	(141)	(9)	321

Subtotal	525	5,388	16,653	766	22,807

June 29, 2002
North America	270	1,629	897	—	2,526
Europe	90	1,883	437	(392)	1,928
Other International	110	916	—	—	916

Subtotal	470	4,428	1,334	(392)	5,370

March 30, 2002
North America	105	996	—	—	996
Europe	20	448	814	—	1,262
Other International	90	330	822	—	1,152

Subtotal	215	1,774	1,636	—	3,410

Full year 2002	1,685	$17,098	$45,538	$8,499	$71,135

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The reorganization charge of $1,490 for the third quarter of 2003 included charges of $1,026 related to detailed actions taken during the quarter and net additional charges of $464 to reflect adjustments to detailed actions taken in previous quarters comprising the following:

•	charges of $180 related to actions taken in the third quarter of 2001 for higher lease exit costs associated with facility consolidations;

•	charges of $200 and $61 related to actions taken in the third quarter of 2002 for higher lease exit costs associated with facility consolidations and higher than expected costs associated with employee termination benefits, respectively;

•	credits of $188 related to actions taken in the fourth quarter of 2002 for lower than anticipated costs associated with lease terminations;

•	charges of $104 related to actions taken in the first quarter of 2003 for higher than expected costs associated with employee termination benefits, partially offset by a credit of $28 for lower than anticipated other costs; and

•	charges of $135 related to actions taken in the second quarter of 2003 for higher than expected costs associated with employee termination benefits.

     The reorganization charge of $1,292 for the second quarter of 2003 included charges of $3,475 related to detailed actions taken during the quarter and net credits of $2,183 to reflect adjustments to detailed actions taken in previous quarters comprising the following:

•	charges of $200 related to actions taken in the second quarter of 2001 for higher lease obligations associated with facility consolidations;

•	credits of $20 related to actions taken in the first quarter of 2002 for lower than expected costs associated with employee termination benefits;

•	credits of $78 related to actions taken in the second quarter of 2002 for lower than anticipated costs associated with employee termination benefits;

•	charges of $531 related to actions taken in the third quarter of 2002 for higher than anticipated costs associated with facility consolidations, partially offset by a credit of $50 for lower than expected costs associated with employee termination benefits;

•	net credits of $2,459 related to actions taken in the fourth quarter of 2002 for lower than expected costs associated with the termination of leases and credits of $375 associated with lower than anticipated costs for employee termination benefits and other costs; and

•	charges of $68 related to actions taken in the first quarter of 2003 for higher than expected costs associated with employee termination benefits.

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

     The following are descriptions of the detailed actions under the broad-based reorganization plan and the profit enhancement program:

Quarter ended September 27, 2003

     Reorganization costs for the third quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions in Europe and North America and, to a lesser extent, lease exit costs for facility consolidations in Europe.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The reorganization charges, related payment activities and adjustments for the thirteen weeks ended September 27, 2003 and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 27,
	Costs	Liability	Adjustments	2003

Employee termination benefits	$864	$791	$—	$73
Facility costs	158	—	—	158
Other costs	4	4	—	—

Total	$1,026	$795	$—	$231

Quarter ended June 28, 2003

     Reorganization costs for the second quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions in North America and lease exit costs for facility consolidations in the Company’s North American headquarters in Santa Ana, California.

     The reorganization charges, related payment activities and adjustments for the thirty-nine weeks ended September 27, 2003 and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 27,
	Costs	Liability	Adjustments	2003

Employee termination benefits	$1,800	$1,927	$135	$8
Facility costs	1,627	699	—	928
Other costs	48	—	—	48

Total	$3,475	$2,626	$135	$984

     The adjustment reflects higher costs of employee termination benefits in North America totaling $135 recorded in the third quarter of 2003.

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

     The reorganization charges, related payment activities and adjustments for the thirty-nine weeks ended September 27, 2003, and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 27,
	Costs	Liability	Adjustments	2003

Employee termination benefits	$4,614	$3,933	$172	$853
Facility costs	5,731	2,739	—	2,992
Other costs	1,552	290	(28)	1,234

Total	$11,897	$6,962	$144	$5,079

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The adjustment reflects higher costs of employee termination benefits in North America totaling $68 and $104 recorded in the second and third quarters of 2003, respectively, and a credit of $28 for lower than expected other costs in Europe.

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

     The payment activities and adjustments for the thirty-nine weeks ended September 27, 2003 and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		September 27,
	2002	Liability	Adjustments	2003

Employee termination benefits	$4,477	$3,367	$(118)	$992
Facility costs	25,243	11,934	(2,591)	10,718
Other costs	7,413	7,142	(271)	—

Total	$37,133	$22,443	$(2,980)	$11,710

     The adjustments reflect lower costs of employee termination benefits in Europe totaling $14 and $104 recorded in the first and second quarters of 2003, respectively; lower costs of terminating the lease associated with the downsizing of the Williamsville, New York office facility totaling $2,600 and $188 recorded in the second and third quarters of 2003, respectively, partially offset by higher estimated lease obligations in Europe totaling $56 and $141 recorded in the first and second quarters of 2003, respectively; and lower costs of terminating contracts in Europe totaling $271 recorded in the second quarter of 2003.

Quarter ended September 28, 2002

     Reorganization costs for the third quarter of 2002 were primarily comprised of employee termination benefits for workforce reductions worldwide; facility exit costs, primarily comprised of lease exit costs for the closure of the Memphis, Tennessee configuration center and Harrisburg, Pennsylvania returns center, the downsizing of the Carol Stream, Illinois and Jonestown, Pennsylvania distribution centers, the closing of the European assembly facility and the consolidation of operations in Australia; and other costs associated with the reorganization activities. These restructuring actions are substantially complete; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the thirty-nine weeks ended September 27, 2003 and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		September 27,
	2002	Liability	Adjustments	2003

Employee termination benefits	$2,147	$2,017	$(50)	$80
Facility costs	8,496	4,369	792	4,919
Other costs	635	635	—	—

Total	$11,278	$7,021	$742	$4,999

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The adjustments reflect lower costs of employee termination benefits in North America totaling $50 recorded in the second quarter of 2003 and higher estimated lease obligations associated with the closure of the Harrisburg, Pennsylvania returns center totaling $531 and $61 recorded in the second and third quarters of 2003, respectively, and the closure of the Memphis, Tennessee configuration center totaling $200 recorded in the third quarter of 2003 due to lower than expected sublease income on the facilities.

Quarter ended June 29, 2002

     The Company’s reorganization plan for the second quarter of 2002 primarily included employee termination benefits for workforce reductions worldwide and costs to exit facilities in Europe.

     The payment activities and adjustments for the thirty-nine weeks ended September 27, 2003 and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		September 27,
	2002	Liability	Adjustments	2003

Employee termination benefits	$212	$134	$(78)	$—
Other costs	25	25	—	—

Total	$237	$159	$(78)	$—

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

     The payment activities and adjustments for the thirty-nine weeks ended September 27, 2003 and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		September 27,
	2002	Liability	Adjustments	2003

Employee termination benefits	$29	$9	$(20)	$—

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The payment activities and adjustments for the thirty-nine weeks ended September 27, 2003 and the remaining liability at September 27, 2003 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 28,	Against the		September 27,
	2002	Liability	Adjustments	2003

Employee termination benefits	$690	$455	$—	$235
Facility costs	2,334	1,212	380	1,502

Total	$3,024	$1,667	$380	$1,737

     The adjustments reflect higher estimated lease obligations associated with the exit of the Fullerton, California distribution center totaling $200 recorded in the second quarter of 2003 due to lower than expected sublease income on the exited facility and higher estimated costs associated with the consolidation of the Company’s North American headquarters in Santa Ana, California totaling $180 recorded in the third quarter of 2003.

Other Profit Enhancement Program Implementation Costs

     For the thirteen weeks ended September 27, 2003, net other costs recorded in SG&A expenses related to the implementation of the Company’s profit enhancement initiatives announced September 18, 2002 totaled $2,556, comprised of $3,589 in incremental accelerated depreciation of fixed assets associated with software replaced by a more efficient solution, the planned exit of facilities and the outsourcing of certain IT infrastructure functions in North America; and $1,904 in retention and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America; partially offset by a gain of $2,937 on the sale of excess land near the Company’s corporate headquarters in Southern California.

     For the thirty-nine weeks ended September 27, 2003, other costs recorded in SG&A expenses related to the implementation of the Company’s profit enhancement initiatives totaled $21,537, of which $15,573 related to actions contemplated under the original profit enhancement program announced September 18, 2002 and $5,964 related to new profit improvement opportunities primarily consisting of the sale of the non-core German semiconductor equipment distribution business and further consolidation of the Company’s operations in the Nordic areas of Europe. The $21,537 in other major-program costs was comprised of $10,984 of incremental accelerated depreciation ($10,077 in North America and $907 in Europe) of fixed assets associated with software replaced by a more efficient solution, the planned exit of facilities and the outsourcing of certain IT infrastructure functions in North America; $8,433 in recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America; and $5,057 related to a loss on the sale of a non-core German semiconductor equipment distribution business; partially offset by a gain of $2,937 on the sale of excess land near the Company’s corporate headquarters in Southern California. In addition, for the thirty-nine weeks ended September 27, 2003, other major-program costs of $443 were recorded in cost of sales, primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas in Europe.

     For the thirteen and thirty-nine weeks ended September 28, 2002, other costs related to the implementation of the Company’s profit enhancement program included $21,084 recorded as SG&A expenses, comprised of $11,450 of incremental depreciation ($7,887 in North America, $3,545 in Europe and $18 in Other international), resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities; $7,164 for consulting costs directly related to the profit enhancement program in North America; $1,366 ($1,359 in North America and $7 in Other international, respectively) for recruiting, retention and training associated with the relocation of major functions; and $1,104 of other costs primarily related to the Company’s decision to exit certain markets in Europe. The program implementation also resulted in $1,241 recorded in cost of sales, primarily comprised of incremental inventory and vendor-program related costs caused by the decision to exit certain markets in Europe.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 6 – Accounts Receivable

Sales of Accounts Receivable

     The Company has a revolving accounts receivable securitization program in the U.S., which provides for the issuance of up to $700,000 in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, which expires in March 2005, most of the Company’s U.S. trade accounts receivable are transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. In addition, the trust has issued $25,000 of fixed-rate, medium-term certificates, also secured by undivided interests in the pool of transferred receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At September 27, 2003 and December 28, 2002, the amount of undivided interests sold to and held by third parties totaled $70,000 and $75,000, respectively.

     The Company also has certain other trade accounts receivable-based facilities in Canada and Europe, which provide up to approximately $296,000 of additional financing capacity, depending upon the level of trade accounts receivable eligible to be transferred or sold. Approximately $111,000 of this capacity expires in December 2004 with the balance expiring in 2007. At September 27, 2003 and December 28, 2002, there were no trade accounts receivable sold to and held by third parties under these programs.

     Losses in the amount of $1,410 and $2,674 for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively, and $8,095 and $7,532 for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively, related to sales of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

Other Accounts Receivable Matters

     The Company incurred a charge of $20,000 related to accounts receivable from the North American operations of Micro Warehouse Inc. (“MWI”), which the Company believes are substantially impaired after MWI filed for bankruptcy protection in September 2003. At September 27, 2003, the Company also had outstanding receivables of approximately $10,560 with MWI’s European operations, which were not affected directly by MWI’s bankruptcy protection filing. The Company believes that these receivables are substantially collectible in light of its understanding of the financial condition of MWI’s European operations and the Company’s credit insurance coverage.

Note 7 – Long-Term Debt

     The Company’s long-term debt consists of the following:

	September 27,	December 28,
	2003	2002

Revolving unsecured credit facilities and other long-term debt	$134,297	$92,515
European revolving trade accounts receivable-backed financing facility	16,381	49,585
Senior subordinated notes	217,920	223,846

	368,598	365,946
Current maturities of long-term debt	(133,931)	(124,894)

	$234,667	$241,052

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Effective August 14, 2003, the Company entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of two European subsidiaries for Euro 230,000, or approximately $264,000, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. The ability to access this financing is conditioned upon the implementation of certain systems enhancements that provide for the Company’s ability to transmit and track the accounts receivable available under this facility. The Company expects to have these conditions satisfied prior to the end of the current fiscal year, at which point the financing will be accessible by two of the Company’s European subsidiaries and a minimum borrowing requirement of Euro 35,000 over the term of the agreement will become applicable. This additional facility also requires certain commitment fees over the term of the agreement. Borrowings under this facility incur financing costs at rates indexed to EURIBOR.

     The ability to access financing under this facility is dependent upon the level of eligible trade accounts receivable of two of the Company’s European subsidiaries, and the level of market demand for commercial paper. The Company is required to comply with certain financial covenants, including minimum tangible net worth and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. At September 27, 2003, the Company was in compliance with these covenants.

Note 8 – Segment Information

     The Company operates predominantly in a single industry segment as a distributor of information technology products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. Geographic areas in which the Company operated during 2003 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom) and Other International (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, Thailand, Brazil, Chile, and Mexico). Inter-geographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales:
North America
Sales to unaffiliated customers	$2,559,319	$3,098,599	$7,884,902	$9,172,482
Transfers between geographic areas	33,023	27,874	91,625	102,107
Europe	1,789,766	1,704,166	5,500,405	5,076,321
Other International	858,365	797,466	2,466,992	2,320,753
Eliminations	(33,023)	(27,874)	(91,625)	(102,107)

Total	$5,207,450	$5,600,231	$15,852,299	$16,569,556

Income (loss) from operations:
North America	$14,056	$7,352	$48,795	$55,135
Europe	10,094	(11,968)	28,490	(970)
Other International	(3,384)	2,033	(2,106)	31

Total	$20,766	$(2,583)	$75,179	$54,196

Identifiable assets:
North America	$3,200,628	$3,346,531	$3,200,628	$3,346,531
Europe	1,252,383	1,028,047	1,252,383	1,028,047
Other International	414,410	391,085	414,410	391,085

	$4,867,421	$4,765,663	$4,867,421	$4,765,663

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Capital expenditures:
North America	$5,380	$4,997	$17,361	$32,525
Europe	571	3,898	4,087	7,303
Other International	1,155	888	3,596	2,711

Total	$7,106	$9,783	$25,044	$42,539

Depreciation:
North America	$14,088	$22,620	$44,674	$52,227
Europe	4,028	8,116	13,306	17,010
Other International	1,336	1,654	4,184	5,070

Total	$19,452	$32,390	$62,164	$74,307

     Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment included in income (loss) from operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Reorganization costs (Note 5):
North America	$675	$17,905	$7,174	$21,427
Europe	725	4,581	7,223	7,771
Other International	90	321	324	2,389

Total	$1,490	$22,807	$14,721	$31,587

Other profit enhancement program costs (Note 5):
Charged to cost of sales:
Europe	$—	$1,241	$443	$1,241

Charged to operating expenses:
North America	$2,556	$16,410	$15,573	$16,410
Europe	—	4,649	5,964	4,649
Other International	—	25	—	25

Total	$2,556	$21,084	$21,537	$21,084

Note 9 – Commitments and Contingencies

     There are various claims, lawsuits and pending actions against the Company incidental to its operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     As is customary in the IT distribution industry, the Company has arrangements with certain unrelated finance companies that provide inventory-financing facilities for its customers. In conjunction with certain of these arrangements, the Company has agreements with the finance companies that would require it to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     At December 28, 2002, the Company had deferred tax liabilities of $2,418, $42,131 and $76,098 related to the gains of $6,535, $111,458, and $201,318, respectively, realized on the sales of Softbank common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for deferred tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. In September 2003, the U.S. Federal tax returns for 1999 were closed, which resolved this matter for U.S. Federal income tax purposes for that year. Accordingly, during the third quarter of 2003 the Company reversed the related Federal deferred income tax liability of $70,461 associated with the gain on the 1999 sale, thereby reducing the Company’s income tax provision in the consolidated statement of income. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when the remaining deferred tax liabilities of $2,418, $42,131 and $5,637 for 2002, 2000 and 1999 sales will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. Accordingly, the Company continues to provide for these tax liabilities. If the Company is successful in obtaining a favorable resolution of this matter, the Company’s tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, the Company believes that it will be able to fund any such taxes that may be assessed on this matter with available sources of liquidity.

     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment for approximately $8,000, including interest and penalties, alleging these commercial taxes were not properly remitted for the period January 2002 through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company's financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.

Note 10 – New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (“VIEs”). FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. For VIEs created before February 1, 2003, the recognition and measurement provisions of FIN 46 are effective for financial statements ending after December 15, 2003, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN 46 are effective immediately. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). EITF No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from that vendor. The provisions of EITF No. 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The Company believes that its historical treatment of funds received from vendors has been substantially consistent with the requirements of EITF No. 02-16. Accordingly, the adoption of EITF No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for certain aspects of the standard that relate to previously issued guidance, which should continue to be applied in accordance with the previously set effective dates. The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements, including, but not limited to, management’s expectations for operating income improvements from our profit enhancement program; competition; revenues, expenses and other operating results or ratios; effective tax rates; economic conditions; liquidity; capital requirements and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended December 28, 2002. We disclaim any duty to update any forward-looking statements.

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

     We announced that we anticipate our profit enhancement program will result in implementation costs aggregating approximately $140 million through December 2003. These costs have consisted primarily of reorganization costs and other program implementation costs charged to cost of sales and SG&A expenses, or other major-program costs. Reorganization costs have included severance expenses, lease termination costs and other costs associated with the exit of facilities or other contracts. The other major-program costs have consisted of program management and consulting expenses, accelerated depreciation, losses on disposals of certain assets, costs associated with geographic relocation, costs related to the outsourcing of certain IT infrastructure functions, and inventory and vendor-program losses, primarily associated with the exit of certain businesses. For the thirteen and thirty-nine weeks ended September 27, 2003, we incurred $3.0 million ($0.5 million of reorganization costs and $2.5 million of other major-program costs) and $22.3 million ($6.8 million of reorganization costs and $15.5 million of other major-program costs), respectively, related to the profit enhancement program. From inception through September 27, 2003, aggregate costs incurred related to the profit enhancement program were $130.2 million.

     For the thirty-nine weeks ended September 27, 2003, or the first nine months of 2003, we incurred incremental reorganization costs of $7.9 million ($1.0 million in the thirteen weeks ended September 27, 2003, or the third quarter of 2003) and incremental other major-program costs of $6.4 million which were not part of the original scope of the profit enhancement program announced in September 2002. These costs primarily related to the further consolidation of our operations in the Nordic areas of Europe and a loss on the sale of a non-core German semiconductor equipment distribution business. These actions will lead to additional operating income improvements primarily in the European region toward the end of 2003.

     Operating improvements from the profit enhancement program announced in September 2002 were expected to generate annualized operating income improvements of approximately $160 million by 2004 compared to the second quarter of 2002, based on a flat sales scenario. To date, we have substantially realized these anticipated benefits from reductions in certain SG&A expenses, and gross margin improvements, which have had the effect of offsetting competitive pricing pressures in the market. Our current and future operating results and the amount of operating income improvements have and will vary depending on actual revenues and competitive pressures. No assurance can be given that we will be successful in generating or maintaining the anticipated improvements from these actions. Furthermore, additional costs may be incurred as we implement these initiatives or in connection with new savings opportunities.

     Reorganization costs for the third quarter of 2003 were $1.5 million, comprised of a charge of $1.0 million for initiatives in the third quarter of 2003 and net additional charges of $0.5 million for actions taken in previous quarters. The reorganization charge of $1.0 million for the third quarter of 2003 included $0.9 million in employee termination benefits for approximately 115 employees ($0.2 million for approximately 20 employees in North

Management’s Discussion and Analysis Continued

America, $0.6 million for approximately 45 employees in Europe, and $0.1 million for approximately 50 employees in Other International) and $0.1 million in other costs, primarily consisting of lease exit costs in connection with consolidating facilities in Europe.

     For the thirteen weeks ended September 28, 2002, or the third quarter of 2002, reorganization costs were $22.8 million. This included $21.6 million for initiatives in the third quarter of 2002 combined with net unfavorable adjustments of $1.2 million for actions taken in previous quarters. The reorganization charge of $21.6 million included $5.4 million in employee termination benefits for approximately 525 employees ($2.4 million for approximately 265 employees in North America, $2.5 million for approximately 165 employees in Europe, and $0.5 million for approximately 95 employees in Other International); $15.4 million, primarily consisting of estimated lease costs in connection with closing, downsizing and consolidating facilities ($14.0 million in North America, $1.3 million in Europe and $0.1 million in Other International); and $0.8 million of other costs associated with the reorganization in Europe.

     Other major-program costs for the third quarter of 2003 included $2.5 million recorded as SG&A expenses related to actions contemplated under the original profit enhancement program announced in September 2002. The $2.5 million charge to SG&A expenses was comprised of $3.5 million in incremental depreciation resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions in North America, $1.9 million of retention and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America, partially offset by a $2.9 million gain on the sale of excess land near our headquarters in Southern California.

     For the thirteen and thirty-nine weeks ended September 28, 2002, other major-program costs included $21.1 million recorded as SG&A expenses ($16.4 million in North America and $4.7 million in Europe) primarily for accelerated depreciation of fixed assets associated with our planned exit of facilities; consulting fees directly related to our profit enhancement program; recruiting, retention and related costs associated with relocated functions; and certain other related costs. Additionally, other major-program costs included $1.2 million recorded as cost of sales, primarily comprised of incremental inventory and vendor-program related costs due to our exit from certain European markets.

     For the first nine months of 2003, we recorded a reorganization charge of $14.7 million, comprised of a charge of $16.4 million for initiatives in the first nine months of 2003 offset by net favorable adjustments of $1.7 million for actions taken in previous quarters. The reorganization charge for $16.4 million included $7.3 million in employee termination benefits for approximately 745 employees ($5.5 million for approximately 545 employees in North America, $1.5 million for approximately 105 employees in Europe, and $0.3 million for approximately 95 employees in Other International); $7.5 million, primarily consisting of lease exit costs in connection with closing, consolidating, and downsizing facilities ($1.6 million in North America and $5.9 million in Europe) and $1.6 million in other costs ($1.5 million in North America and $0.1 million in Europe) primarily due to contract terminations.

     For the thirty-nine weeks ended September 28, 2002, or the first nine months of 2002, we recorded a reorganization charge of $31.6 million. This included $30.1 million for initiatives in the first nine months of 2002 combined with net additional charges of $1.5 million to reflect adjustments to actions taken in previous quarters. The charge of $30.1 million for the first nine months of 2002 included $11.6 million in employee termination benefits for approximately 1,210 employees ($5.0 million for approximately 640 employees in North America, $4.8 million for approximately 275 employees in Europe, and $1.8 million for approximately 295 employees in Other International); $17.6 million for closing, downsizing and consolidating facilities, consisting primarily of future lease costs net of estimated sublease income ($14.0 million in North America, $2.7 million in Europe and $0.9 million in Other International); and $0.9 million in Europe for other costs associated with the reorganization.

     Other major-program costs for the first nine months of 2003 included $21.5 million recorded as SG&A expenses, of which approximately $15.6 million related to actions contemplated under the original profit enhancement program announced in September 2002 and $6.0 million related to new profit improvement opportunities. The $21.5 million charge to SG&A expenses was comprised of $10.9 million in incremental depreciation resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions ($10.0 million in North America and $0.9 million in Europe); $8.4 million of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America; $5.1 million for the loss on the sale of a non-core German semiconductor equipment distribution business, partially offset by a $2.9 million gain on the sale of excess land near our headquarters in Southern California. Additionally,

Management’s Discussion and Analysis Continued

other major-program costs of $0.4 million were recorded in cost of sales, primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas of Europe (see Note 5 to our consolidated financial statements).

Results of Operations

     The following table sets forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, for each of the periods indicated (dollars in millions):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended

	September 27,		September 28,		September 27,		September 28,
	2003		2002		2003		2002

Net sales by geographic region:
North America	$2,559	49.1%	$3,099	55.4%	$7,885	49.7%	$9,173	55.4%
Europe	1,790	34.4	1,704	30.4	5,500	34.7	5,076	30.6
Other International	858	16.5	797	14.2	2,467	15.6	2,321	14.0

Total	$5,207	100.0%	$5,600	100.0%	$15,852	100.0%	$16,570	100.0%

     We generated approximately 41% of our net sales in fiscal 2002 from products purchased from our top three vendors. Hewlett-Packard Company, or HP, and Compaq Computer Company, which was acquired by HP in 2002, were treated for this purpose as a single combined company since the beginning of fiscal 2002 and considered one of these vendors. HP has increased the level of business it transacts directly with end-users and/or resellers in certain product categories, customer segments and/or geographies (principally in the North American region, which may be expanded to the European region in the near term). As a result, our net sales have been and could continue to be negatively affected. In addition, effective November 2002, HP implemented new contract terms and conditions which have pushed additional costs into the distribution channel by reducing existing incentives, product return rights and price protection coverage, among other terms. To lessen the impact of these changes by HP, we continue to evaluate and make changes to our pricing policies and terms and conditions of sale to our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results or that our gross margins and/or sales will not be adversely affected by these changes in terms and conditions.

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales for each of the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.6	94.6	94.6	94.6

Gross profit	5.4	5.4	5.4	5.4
Operating expenses:
Selling, general and administrative	5.0	5.0	4.8	4.9
Reorganization costs	0.0	0.4	0.1	0.2

Income (loss) from operations	0.4	(0.0)	0.5	0.3
Other expense (income), net	0.1	0.2	0.2	0.2

Income (loss) before income taxes and cumulative effect of adoption of a new accounting standard	0.3	(0.2)	0.3	0.1
Provision for (benefit from) income taxes	(1.3)	(0.1)	(0.3)	0.0

Income (loss) before cumulative effect of adoption of a new accounting standard	1.6	(0.1)	0.6	0.1
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	—	(1.7)

Net income (loss)	1.6%	(0.1)%	0.6%	(1.6)%

Management’s Discussion and Analysis Continued

Thirteen Weeks Ended September 27, 2003 Compared to Thirteen Weeks Ended September 28, 2002

     Our consolidated net sales decreased 7.0% to $5.21 billion for the third quarter of 2003 from $5.60 billion for the third quarter of 2002. The decrease in net sales was primarily attributable to the prolonged soft demand for technology products and services throughout most of the world, incremental revenues in the third quarter of 2002 from a Microsoft software upgrade program, the decision of certain vendors to pursue a direct sales model, primarily in North America, and the exit or downsizing of certain markets in Europe and Latin America, partially mitigated by increases in European currencies compared to the U.S. dollar. The decline in demand initially surfaced in North America in the fourth quarter of 2000, but spread to all of our regions of operations during 2001 and has continued to date, except in Asia-Pacific. The demand for technology products and services in all regions may worsen over the near term. Although recent economic reports indicate that broad IT demand in the U.S. may be improving compared to recent quarters, there is no assurance that this will continue. Our Asia-Pacific region experienced growth in 2002 and the first three quarters of 2003 due to the higher relative demand for IT products in this emerging market.

     Net sales from our North American operations decreased 17.4% to $2.56 billion in the third quarter of 2003 from $3.10 billion in the third quarter of 2002 primarily due to the decision of certain vendors to pursue a direct sales model, incremental revenues in the third quarter of 2002 from a Microsoft software upgrade program, the impact of our strategic pricing actions as well as the soft demand for certain IT products and services. Net sales from our European operations decreased approximately seven percent in local currencies reflecting the continued soft demand for IT products and services in most countries in Europe and our exit or downsizing of certain markets within the region. However, when converted to U.S. dollars, our European net sales increased 5.0% to $1.79 billion in the third quarter of 2003 from $1.70 billion in the third quarter of 2002 due to the appreciation of European currencies compared to the U.S. dollar. Net sales from our Other International operations increased 7.6% to $858 million in the third quarter of 2003 from $797 million in the third quarter of 2002 primarily due to overall growth in our Asia-Pacific region, partially offset by declines in Latin America due to the soft demand environment.

     Gross margin remained relatively stable at 5.4% in the third quarters of 2002 and 2003. This reflects benefits from our profit enhancement program and strategic pricing initiatives, which have offset the impact of competitive pressures on pricing. We continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policy and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, the softness in economies throughout the world as well as increased competition may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses decreased 8.2% to $260.3 million in the third quarter of 2003 from $283.5 million in the third quarter of 2002 but remained flat as a percentage of net sales at 5.0% in the third quarters of 2003 and 2002. The third quarter of 2003 included a $20 million charge related to accounts receivable from a major customer that filed for bankruptcy protection in September 2003 and $2.5 million of other major-program costs compared to $21.1 million of other major-program costs in the third quarter of 2002 as discussed under the Reorganization and Profit Enhancement Program section above. In addition, the translation impact of the relatively strong European currencies also added approximately $10 million to the quarter’s SG&A expenses versus the prior year. However, these items were more than offset by savings resulting from our profit enhancement program, other actions we have taken, continued cost control measures and the lower volume of business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long term.

     As previously discussed, reorganization costs were $1.5 million in the third quarter of 2003 compared to $22.8 million in the third quarter of 2002.

     Income from operations as a percentage of net sales was 0.4% in the third quarter of 2003 compared to a loss from operations of less than 0.1% in the third quarter of 2002. Our North American income from operations as a percentage of net sales increased to 0.5% in the third quarter of 2003 compared to 0.2% in the third quarter of 2002. Lower restructuring costs, lower other major-program costs, and the realization of improvements from our profit enhancement program and other actions we have taken, positively impacted income from operations for North America in the third quarter of 2003 compared to third quarter of 2002, partially offset by the $20 million charge related to accounts receivable from a major customer that filed for bankruptcy protection in September 2003. Our European income from operations as a percentage of net sales was 0.6% in the third quarter of 2003 compared to a loss from operations of 0.7% in the third quarter of 2002. Income from operations for Europe was positively impacted by increases in gross margins and reductions of reorganization costs, lower other major-program costs, and

Management’s Discussion and Analysis Continued

the realization of improvements resulting from our profit enhancement program and other actions we have taken. Our Other International loss from operations as a percentage of net sales was 0.4% in the third quarter of 2003 compared to income from operations of 0.3% in the third quarter of 2002. The loss from operations for Other International was impacted by inventory charges in Asia-Pacific and continued market softness in Latin America.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable facilities and other non-operating gains and losses. We recorded net other expense of $6.4 million in the third quarter of 2003 and $10.6 million in the third quarter of 2002. The reduction of $4.2 million primarily reflects our continued strong working capital management, lower interest rates and slightly higher foreign currency exchange gains.

     Benefit from income taxes was $66.9 million in the third quarter of 2003 compared to $4.9 million in the third quarter of 2002. The third quarter of 2003 included a benefit of $70.5 million for the reversal of previously accrued U.S. Federal income taxes relating to the gain realized on the sale of SOFTBANK Corp., or Softbank, common stock in 1999 (see Note 9 to our consolidated financial statements). Excluding this benefit, our effective tax rate for the quarter was 25%, which was impacted by the effect of reducing our estimated effective tax rate to 32% for the full year from 35% in the first half of 2003. The decrease in the 2003 effective tax rate from 35% in the first half of 2003 and 37% in 2002 was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions and our ongoing tax strategies.

Thirty-nine Weeks Ended September 27, 2003 Compared to Thirty-nine Weeks Ended September 28, 2002

     Our consolidated net sales decreased 4.3% to $15.85 billion for the first nine months of 2003 from $16.57 billion for the first nine months of 2002. Net sales from our North American operations decreased 14.0% to $7.88 billion in the first nine months of 2003 from $9.17 billion in the first nine months of 2002. Net sales from our European operations decreased approximately eight percent in local currencies, but when converted to U.S. dollars, our European net sales increased 8.4% to $5.50 billion in the first nine months of 2003 from $5.08 billion in the first nine months of 2002 due to the appreciation of European currencies compared to the U.S. dollar. Net sales from our Other International operations increased 6.3% to $2.47 billion in the first nine months of 2003 from $2.32 billion in the first nine months of 2002. The reasons for the year-over-year changes in our net sales on a worldwide basis, and individually by region, are similar to those factors discussed for the third quarters of 2003 and 2002.

     Gross margin remained flat at 5.4% in the first nine months of 2002 and 2003. Factors affecting gross margin for the first nine months of 2003 are the same as those factors summarized in our discussion of gross margin for the third quarters of 2003 and 2002.

     Total SG&A expenses decreased 5.4% to $770.3 million in the first nine months of 2003 from $814.7 million in the first nine months of 2002, but remained relatively flat as a percentage of net sales at 4.9% in the first nine months of 2003 and 2002. In the first nine months of 2003, SG&A expenses included a $20 million charge related to accounts receivable from a major customer that filed for bankruptcy protection in September 2003 and $21.5 million of other major-program costs compared to $21.1 million of other major-program costs in the first nine months of 2002. The translation impact of the relatively strong European currencies also added approximately $40 million to the SG&A expenses for the first nine months of 2003 versus the prior year. These increases, however, were more than offset by savings resulting from our profit enhancement program, other actions we have taken, continued cost control measures and the lower volume of business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long term.

     As previously discussed, we recorded a reorganization charge of $14.7 million for the first nine months of 2003 compared to $31.6 million for the first nine months of 2002.

     Income from operations as a percentage of net sales increased to 0.5% in the first nine months of 2003 from 0.3% in the first nine months of 2002. Our North American income from operations as a percentage of net sales remained flat at 0.6% in the first nine months of 2003 and 2002. Income from operations for North America in the first nine months of 2003 included a $20 million charge related to accounts receivable from a major customer that filed for bankruptcy protection in September 2003, which was partially offset by lower restructuring costs, improvements realized from our profit enhancement program, and other actions we have taken. Our European income from operations as a percentage of net sales was 0.5% in the first nine months of 2003 compared to a loss from operations of less than 0.1% in the first nine months of 2002. Income from operations for Europe was positively impacted by increases in gross margins and other improvements from our profit enhancement program and other actions we have taken. Our Other International loss from operations as a percentage of net sales was 0.1%

Management’s Discussion and Analysis Continued

in the first nine months of 2003 compared to income from operations of less than 0.1% in the first nine months of 2002. The loss from operations for Other International was affected by inventory charges in Asia-Pacific and continued market softness in Latin America.

     Other expense (income) consisted primarily of interest, foreign currency exchange losses, losses on sales of receivables under our ongoing accounts receivable financing facilities and other non-operating gains and losses. We recorded net other expense of $27.6 million in the first nine months of 2003 and $28.9 million in the first nine months of 2002. In the first nine months of 2002, we sold our remaining shares of Softbank common stock for a pre-tax gain of approximately $6.5 million. Excluding this gain, net other expense decreased by $7.8 million. The decrease was primarily attributable to the same factors mentioned in our discussion of net other expenses for the third quarters of 2003 and 2002.

     Benefit from income taxes was $55.2 million in the first nine months of 2003 compared to a provision for income tax of $9.4 million in the first nine months of 2002. The first nine months of 2003 included a benefit of $70.5 million for the reversal of previously accrued U.S. Federal income taxes relating to the gain realized on the sale of Softbank common stock in 1999 (see Note 9 to our consolidated financial statements). Excluding this tax benefit, our effective tax rate was 32% in the first nine months of 2003 compared to 37% in the first nine months of 2002. The decrease in the 2003 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions and our ongoing tax strategies.

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

     Given variations in the global economy as well as in the demand for IT products and services, these historical factors may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Liquidity and Capital Resources

Cash Flows

     We have financed our working capital needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, proceeds from senior subordinated notes issued in August 2001, and the sales of Softbank common stock in December 1999, January 2000 and March 2002. The following is a detailed discussion of our cash flows for the first nine months of 2003 and 2002.

Management’s Discussion and Analysis Continued

     Net cash provided by operating activities was $144.3 million in the first nine months of 2003 compared to $263.0 million in the first nine months of 2002. The net cash provided by operating activities in the first nine months of 2003 principally reflects decreases in accrued expenses and accounts payable, partially offset by reductions of accounts receivable and inventory as well as income adjusted for noncash charges. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap in the first quarter of 2003 and payments of variable incentive compensation and profit enhancement program costs. The reductions of accounts receivable, accounts payable, and inventory largely reflect the year-over-year decline in sales during the first nine months of 2003. The net cash provided by operating activities in the first nine months of 2002 was primarily attributable to an overall reduction in our net working capital due to our focus on working capital management and the lower volume of business.

     Net cash used by investing activities was $23.1 million in the first nine months of 2003 compared to $14.7 million in the first nine months of 2002. The net cash used by investing activities in the first nine months of 2003 was primarily due to capital expenditures. The net cash used by investing activities in the first nine months of 2002 was attributable to capital expenditures, partially offset by the proceeds from the sale of Softbank common stock.

     Net cash provided by financing activities was $10.2 million in the first nine months of 2003 compared to net cash used by financing activities of $140.9 million in the first nine months of 2002. Net cash provided by financing activities in the first nine months of 2003 was principally proceeds from credit facilities and stock option exercises. Net cash used by financing activities in the first nine months of 2002 primarily resulted from the net repayments of our revolving credit and other debt facilities of $150.6 million through cash provided by operations, continued focus on working capital management and lower working capital needs as a result of the lower volume of business.

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

     Our cash and cash equivalents totaled $523.2 million and $387.5 million at September 27, 2003 and December 28, 2002, respectively.

     We have a revolving accounts receivable securitization program in the U.S. which provides for the issuance of up to $700 million in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, which expires in March 2005, most of our U.S. trade accounts receivable are transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. In addition, the trust has issued $25 million of fixed-rate, medium-term certificates, also secured by undivided interests in the pool of transferred receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable on our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown on our consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair market value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At September 27, 2003 and December 28, 2002, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $70.0 million and $75.0 million, respectively.

     We also have certain other revolving trade accounts receivable-based facilities in Canada and Europe, which provide up to approximately $296 million of additional financing capacity. Approximately $111 million of this capacity expires in December 2004 with the balance expiring in 2007. At September 27, 2003 and December 28, 2002, there were no trade accounts receivable sold to and held by third parties under these programs.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., Canadian, and European programs, or off-balance sheet debt, as of September 27, 2003 and December 28, 2002 totaled $70.0 million and $75.0 million, respectively. The decrease in amounts sold to and held by third parties resulted in an increase in our retained interests in securitized receivables, which was more than offset by an overall decrease in receivables resulting from the lower volume of business. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements.

Management’s Discussion and Analysis Continued

     Our financing capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. As of September 27, 2003, our actual aggregate capacity under these programs based on eligible accounts receivable outstanding was $726 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the U.S., Canadian, and European accounts receivable financing programs.

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

     In June 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of one of our European subsidiaries for Euro 107 million, or approximately $123 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. The facility requires certain commitment fees and a minimum borrowing requirement of Euro 16 million over the term of the agreement. In addition, in August 2003, we entered into another three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of two other European subsidiaries for Euro 230 million, or approximately $264 million, with the same financial institution and related issuer of third-party commercial paper. Our ability to access this financing is conditioned upon the implementation of certain system enhancements that provide for our ability to transmit and track the accounts receivable available under this facility. We expect to have these conditions satisfied prior to the end of the current fiscal year, at which point the financing will be accessible to two of our European subsidiaries and a minimum borrowing requirement of Euro 35 million over the term of the agreement will become applicable. However, delays or failure to successfully implement these system enhancements could adversely affect our ability to access these funds. This additional facility also requires certain commitment fees over the term of the agreement. Borrowings under both facilities incur financing costs at rates indexed to EURIBOR.

     Our ability to access financing under both European facilities is dependent upon the level of eligible trade accounts receivable of three of our European subsidiaries, and the level of market demand for commercial paper. As of September 27, 2003, our actual aggregate capacity under the June 2002 European program based on eligible accounts receivable outstanding was $58 million. We are required to comply with certain financial covenants, including minimum tangible net worth and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. At September 27, 2003, we were in compliance with these covenants.

     We could lose access to all or part of our financing under these European facilities under certain circumstances, including (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable transferred, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivable by the relevant supplier under applicable local law. Based on our assessment of the duration of both programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under both programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term. At September 27, 2003, we had borrowings of $16.4 million under the June 2002 European facility, which is presented as long-term debt to reflect the minimum borrowing requirement pursuant to this agreement. There have been no borrowings under the August 2003 European facility.

     We have a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. Under this facility, we are required to comply with certain financial covenants, including minimum tangible net worth, restrictions on funded debt and interest coverage. This facility also restricts the amount of dividends we can pay as well as the amount of common stock we can repurchase annually. At September 27, 2003 and December 28, 2002, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At September 27, 2003, letters of credit totaling approximately $8.2 million were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under the agreement by the same amounts.

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

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring more frequent posting of collateral and at minimum increments if our ratings decline to certain set levels. At September 27, 2003 and December 28, 2002, the marked-to-market value of the interest rate swap amounted to $18.9 million and $24.8 million, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $217.9 million and $223.8 million, respectively.

     We also have additional lines of credit, commercial paper, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $341 million at September 27, 2003. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 27, 2003 and December 28, 2002, we had $134.3 million and $92.5 million, respectively, outstanding under these facilities. At September 27, 2003, letters of credit totaling approximately $28.4 million were also issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amounts.

     We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage. We are also restricted in the amount of dividends we can pay as well as the amount of common stock that we can repurchase annually. At September 27, 2003, we were in compliance with these financial covenants.

     Proceeds from stock option exercises provide us with an additional source of cash. For the first nine months of 2003 and 2002, cash proceeds from the exercise of stock options totaled $5.5 million and $9.7 million, respectively.

Other Matters

     In December 1998, we purchased 2,972,400 shares of common stock of Softbank for approximately $50.3 million. During December 1999, we sold approximately 35% of our original investment in Softbank common stock for approximately $230.1 million, resulting in a pre-tax gain of approximately $201.3 million, net of expenses. In January 2000, we sold an additional approximately 15% of our original holdings in Softbank common stock for approximately $119.2 million resulting in a pre-tax gain of approximately $111.5 million, net of expenses. In March 2002, we sold our remaining shares of Softbank common stock for approximately $31.8 million resulting in a pre-tax gain of $6.5 million, net of expenses. We generally used the proceeds from these sales to reduce existing indebtedness. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4.1 million, $69.3 million and $125.2 million, respectively, net of deferred taxes of $2.4 million, $42.1 million and $76.1 million, respectively (see Notes 3 and 9 to our consolidated financial statements). The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for deferred tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our advisors and our internal assessment did not allow us to reach that conclusion on this matter. In September 2003, our U.S. Federal tax returns for 1999 were closed, which resolved the matter for U.S. Federal income tax purposes for that year. Accordingly, during the third quarter of 2003 we reversed the related Federal deferred tax liability of $70.5 million associated with the gain on the 1999 sale, thereby reducing our income tax provision in the consolidated statement of income. Although we review our assessments in these matters on a regular basis, we cannot currently determine when the remaining deferred tax liabilities of $2.4 million, $41.1 million and $5.6 million for 2002, 2000 and 1999 sales, respectively, will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity.

Management’s Discussion and Analysis Continued

Capital Expenditures

     We presently expect capital expenditures not to exceed $60 million in fiscal 2003.

New Accounting Standards

     See Note 10 to our consolidated financial statements.

Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about future operating income improvements from the profit enhancement program, future sales levels, margins, restructuring charges, other major-program costs, costs savings, competition, revenues, expenses, effective tax rates, and other operating results or ratios, economic conditions, liquidity, capital requirements, and exchange rate fluctuations, are based on our current expectations that involve certain risks which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and/or results of operations, including, without limitation:

•	the failure to achieve the objectives of our profit enhancement program as announced in September 2002 or other process or organizational changes, in whole or in part, or delays in implementing components of the program;

•	intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

•	termination of a supply or services agreement with a major supplier or customer or a significant change in supplier terms or conditions of sale;

•	failure of information systems and/or failure to successfully transition certain components of our IT infrastructure to our chosen third-party provider which could result in significant disruption to our business or additional cost, or may not generate the intended level of cost savings;

•	disruptions in business operations due to reorganization activities;

•	the continuation or worsening of the severe downturn in economic conditions (particularly purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	rapid product improvement and technological change and resulting obsolescence risks;

•	changes in our geographic mix of income, our ability to execute ongoing tax strategies, as well as changes in tax regulations and/or positions taken by tax regulators, which could negatively impact our effective tax rate;

•	possible disruption in commercial activities caused by terrorist activity or armed conflict, including changes in logistics and security arrangements as a result thereof, and reduced customer demand;

•	dependence on key individuals and inability to retain personnel;

•	reductions in credit ratings and/or unavailability of adequate capital;

•	interest rate and foreign currency fluctuations;

•	adverse impact of governmental controls and actions or political or economic instability affecting foreign operations;

•	failure to attract new sources of business from expansion of products or services or entry into new markets;

•	inability to manage future adverse industry trends;

•	difficulties and risks associated with integrating operations and personnel in acquisitions;

•	future periodic assessments required by current or new accounting standards resulting in additional charges; and

•	dependence on independent shipping companies.

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

Management’s Discussion and Analysis Continued

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our quantitative and qualitative disclosures about market risk for the nine-month period ended September 27, 2003 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2002. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 28, 2002.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2003 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Part II. Other Information

Item 1. Legal Proceedings

     We first disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 1998 that as a result of an internal review of export shipments made from our U.S. distribution facilities during the period prior to 1998, we had determined that certain of these shipments and related documentation were not in compliance with U.S. export regulations and had notified the appropriate federal government agencies pursuant to applicable voluntary self-disclosure procedures. During the quarter ended September 27, 2003, we were advised by counsel that the statute of limitations has expired for this matter, and we believe that this matter is now closed. No action was ever taken by the Department of Commerce with respect to these violations.

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment for approximately $8 million, including interest and penalties, alleging these commercial taxes were not properly remitted for the period January 2002 through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

     b) Reports on Form 8-K

The Company filed Current Reports on Form 8-K during the fiscal period ended September 27, 2003 as follows:

•	on July 30, 2003 in connection with the issuance of its press release announcing financial results for the quarter ended June 28, 2003; and

•	on September 3, 2003 affirming the Company’s previously announced outlook for the third quarter ending September 27, 2003; and

•	on September 10, 2003 in connection with (1) a third-quarter charge related to accounts receivable from Micro Warehouse, Inc., and (2) adjusting Ingram Micro’s previously announced outlook for the third quarter ending September 27, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

	By:	/s/ Thomas A. Madden

	Name:	Thomas A. Madden
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
November 11, 2003

Exhibit Index

No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX