Form 10-K
period 2004-01-03
INGRAM MICRO INC
filed 2004-03-18
CIK 1018003

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-12203

INGRAM MICRO INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	62-1644402
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 E. ST. ANDREW PLACE, SANTA ANA, CALIFORNIA 92705
(Address, including zip code, of principal executive offices)

(714) 566-1000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
CLASS A COMMON STOCK,	NEW YORK STOCK EXCHANGE
PAR VALUE $.01 PER SHARE

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, at June 28, 2003, was $1,348,444,593 based on the closing sale price on such date of $11.07 per share.

     The Registrant had 152,898,068 shares of Class A Common Stock, par value $.01 per share, outstanding at February 27, 2004.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareowners for the fiscal year ended January 3, 2004 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareowners to be held May 25, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
Introduction
History
Industry
Company Strengths
Business Strategy
Customers
Sales and Marketing
Products
Suppliers
Services
Information Systems and Related Tools
Global Operations
Competition
Asset Management
Trademarks and Service Marks
Employees
EXECUTIVE OFFICERS OF THE COMPANY
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
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
ITEM 9A. CONTROLS AND PROCEDURES
PART III
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) 1. Financial Statements
2. Financial Statement Schedules
3. List of Exhibits
(b) Reports on Form 8-K
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.06
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.44
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 13.01
EXHIBIT 14.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 23.02
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.01

PART I	1
ITEM 1. BUSINESS	1
Introduction	1
History	1
Industry	2
Company Strengths	3
Business Strategy	7
Customers	12
Sales and Marketing	13
Products	14
Suppliers	15
Services	15
Information Systems and Related Tools	16
Global Operations	18
Competition	18
Asset Management	19
Trademarks and Service Marks	20
Employees	20
EXECUTIVE OFFICERS OF THE COMPANY	21
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS	23
ITEM 2. PROPERTIES	25
ITEM 3. LEGAL PROCEEDINGS	25
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
PART II	26
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	26
ITEM 6. SELECTED FINANCIAL DATA	27
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28
ITEM 9A. CONTROLS AND PROCEDURES	28
PART III	28
PART IV	29
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	29
(a) 1. Financial Statements	29
2. Financial Statement Schedules	29
3. List of Exhibits	30
(b) Reports on Form 8-K	34
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS	34
Description	34
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE	35
SIGNATURES	36

i

PART I

ITEM 1. BUSINESS

     In evaluating the business of Ingram Micro Inc. (“Ingram Micro” or the “Company”), readers should carefully consider the important factors discussed under Exhibit 99.01 hereto and under “—Safe Harbor for Forward-Looking Statements.”

Introduction

     Ingram Micro, a Fortune 100 company, is the largest sales, marketing, and logistics provider for the Information Technology (“IT”) industry worldwide. We are more than a conduit between suppliers and resellers. We create value in the IT market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions and providing efficient fulfillment of IT products and services. With a broad range of products and services, quick and efficient order fulfillment, and consistent accurate and on-time delivery, we create operating efficiencies for our resellers and suppliers around the world.

History

     Our earliest predecessor began business in 1979 as a California corporation named Micro D, Inc. In 1985, Ingram Distribution Group, a unit of the privately held Ingram Industries Inc., acquired Software Distribution Services in Buffalo, New York, and later that year purchased Softeam, a Compton, California-based distributor. The combined company was named Ingram Software and was later renamed Ingram Computer in 1988. In 1989, Ingram merged Ingram Computer with Micro D, Inc. and renamed the combined company as Ingram Micro D. The Company officially dropped the “D” from its name on January 1, 1991. This company and its parent, Ingram Micro Holdings Inc., or Holdings, has grown through a series of acquisitions, mergers, and internal growth to encompass our current operations.

•	In February 1985, the initial foundations for Ingram Micro Canada were established when the Canadian operations of Software Distribution Services, the predecessor of Ingram Computer, acquired 50 percent of Aviva Software of Toronto. In March 1988, Micro D, Inc. acquired Frantek Computer Products, Inc. of Ottawa. These companies were later combined after the merger of Micro D, Inc. and Ingram Computer in 1989 and renamed to Ingram Micro Canada with headquarters in Toronto.

•	In September 1989, Ingram Micro entered the European market with the acquisition of Softeurop, a software wholesaler based in Brussels, Belgium with subsidiaries in France and The Netherlands. The Company expanded its European operations with acquisitions in the United Kingdom, Italy, Germany, Austria, Denmark, Norway, Sweden, Switzerland, Spain, and Finland from 1991 through 1998.

•	In January 1993, Ingram Micro acquired a majority interest in Mexico’s largest wholesale distributor and began operations in Mexico and Central America as Ingram Dicom. The Company subsequently acquired the remaining 30 percent minority interest in November 1998 and acquired Computek in October 1997, expanding its operations into Brazil, Chile, Peru, and Miami, Florida. Ingram Micro established an Export Division in 1998 in Miami to serve international markets in which the Company did not have a local operation.

•	In 1992, Ingram Micro entered into the Asia-Pacific region with operations in Malaysia and Singapore. In November 1997, Ingram Micro acquired a minority equity investment in Electronic

Resources Limited (“ERL”), a leading Asian computer and electronic products distributor based in Singapore. This strategic move allowed the Company to gain entry into Australia, China, Hong Kong, India, Indonesia, New Zealand, Thailand, and Vietnam. In 1999, Ingram Micro acquired 100 percent of ERL, and renamed the subsidiary Ingram Micro Asia Ltd.

•	On April 29, 1996, Ingram Micro was reincorporated in the state of Delaware. Holdings and the successor to Micro D, Inc. were merged into Ingram Micro Inc. in October 1996. We completed an initial public offering and were split-off, in a tax-free reorganization, from our former parent in November 1996.

Industry

     The worldwide IT products and services distribution industry generally consists of:

•	hardware manufacturers and software publishers, which we collectively call suppliers or vendors, and which sell directly to distributors, resellers, and end-users;

•	distributors, which sell to resellers; and

•	resellers, which sell directly to end-users and, in certain cases, to other resellers.

     A variety of customer categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, original equipment manufacturers (“OEMs”), direct marketers, Internet-based resellers, independent dealers, reseller purchasing associations, PC assemblers, and consumer electronic (“CE”) retailers. Many of our reseller customers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, mid-market, small-to-medium sized businesses (“SMBs”), or home users, and by the level of value they add to the basic products they sell. Distributors generally sell to resellers and purchase a wide range of products in bulk directly from suppliers. Characteristics of the local reseller and supplier environment, as well as other factors specific to a particular country or region, have shaped the evolution of distribution models in different countries.

     The IT distribution industry continues to undergo change as a result of a number of factors. As margins have narrowed on hardware and software products due to ongoing commoditization trends, suppliers and resellers have evolved from a more product focused to a more solution oriented business model. Additionally, a number of large suppliers have developed manufacturer-direct sales initiatives to duplicate the success of the direct-sales business model, which may remove distributors from their traditional role. We believe that this direct-sales model presents new partnership opportunities for distributors to provide logistics, fulfillment, marketing services, and third-party products to suppliers and reseller customers. Suppliers have also reduced the number of distribution partners in several geographic markets as they streamline their supply chains; however, we believe that suppliers continue to embrace two-tier distributors that have a global presence and are able to deliver products to market in a relatively low-cost manner. Other suppliers are pursuing strategies to outsource functions such as logistics, order management, and technical support to supply chain partners as they look to minimize costs and investments in distribution center assets and focus on their core competencies in manufacturing, product development, and/or marketing. Suppliers also outsource these functions in order to enhance their responsiveness in the supply chain, reduce their inventory carrying costs, and better respond to customer demand. Resellers continue to depend on distributors for a number of services including product availability, marketing, credit, technical support, and inventory management, including direct shipment to end-users and, in some cases, allowing end-users to directly access distributors’ inventory. These services allow resellers to reduce their inventory, staffing levels, and distribution center requirements, thereby lowering their financial needs and reducing their costs. Resellers also rely on distributors to complete the solutions they offer to their customers as they adjust their business models from selling products to also selling solutions. In summary, distributors continue to evolve their business models to meet suppliers’ and resellers’ needs through provision of fee-for-services and solution-oriented programs while remaining an efficient and low-cost means of delivery for technology hardware, software, and services.

     Consolidation has also occurred among two-tier distributors due to more restrictive terms and conditions from suppliers, reductions in the number of supplier-authorized distributors, a high level of price competition among distributors, and evolving supplier business models. These conditions have driven several weaker competitors from the market or led distribution players to merge with each other. As a result of this consolidation, the two-tier channel in the United States consists mainly of three large distributors and several smaller, niche distributors. A more fragmented distribution channel characterizes markets outside the United States, which represent over half of the IT industry’s sales; however, consolidation has also taken place in these markets.

     A number of emerging industry trends provide new opportunities and challenges for distributors of IT products and services. The growing presence and importance of fulfillment capabilities provide distributors with new business opportunities as new categories of products, customers, and suppliers emerge. Data storage products, for example, enjoy increasing demand with the growing use of the Internet, data warehousing, e-mail, digitization of media including audio, pictures and video, and the resulting need for faster dependable data access and richer content. Increasing demand for wireless products also presents strong growth opportunities for distributors that offer a combination of wireless products and services to customers.

Company Strengths

     We believe that the following strengths will enable us to further enhance our leadership position in the IT distribution industry:

•	Leading Global Market Reach. We are the largest IT distributor in the world, by net sales, and believe that we are the market share leader, by net sales, in North America, Asia-Pacific, Latin America, and a number of European countries. Our fiscal 2003 net sales were $22.6 billion, with net sales of $11.0 billion in North America, $8.3 billion in Europe, $2.3 billion in Asia-Pacific and $1.1 billion in Latin America. We believe that the current IT industry environment favors large, financially sound distributors that are able to achieve economies of scale, have breadth of geographic coverage, and have the strongest business partner relationships. Our scale allows us to purchase products in large quantities and avail ourselves of special purchase opportunities from a broad range of suppliers, which enables us to take advantage of various discounts from our suppliers and provide competitive pricing for our reseller customers.

Our global market presence provides suppliers with access to a broad base of geographically dispersed resellers. We service these resellers with our extensive network of distribution centers and support offices, almost all of which are integrated by IMpulse, our global information transaction system. As of January 3, 2004, we had 48 distribution centers worldwide, had sales offices and/or Ingram Micro sales representatives in 35 countries, and sold our products and services to resellers in more than 100 countries. We offer our suppliers access to a global customer base of close to 165,000 resellers of various categories including VARs, government and education resellers, corporate resellers, direct marketers, retailers, and Internet-based resellers. Our broad geographic coverage places us close to the end-user, enabling us to provide faster delivery times, better customer service, local presence, and market intelligence. In addition, our global reach allows us to better diversify our business across different markets, which reduces our exposure to individual market downturns. We continuously evaluate and modify our geographic footprint to focus on markets that we believe provide the best opportunity for profitable growth.

•	Consistency of Service and Speed of Execution. We are committed to helping our business partners grow and be more profitable. One of the ways we accomplish this is by providing superior customer service. We believe the services we have developed, through our understanding and fulfillment of the needs of our reseller and supplier partners, provide our customers with the tools they need to increase the efficiency of their operations, enabling them to minimize inventory levels, improve customer delivery, and enhance profitability. We consistently measure and monitor our performance using metrics such as price, competition, consistency of service, responsiveness, product knowledge, accuracy, on-time delivery, distribution center proximity, product availability and fulfillment, and credit availability.

Our commitment to superior service levels has been widely recognized throughout the IT industry. In the United States, we were named the Best Performing Distributor in 2003 by Computer Reseller News’ Sourcing Study – Top 10 Preferred Sources list in five out of the eight performance categories (products, technical support, logistics excellence, credit including credit availability and financing options, as well as human factors which is defined as technical knowledge/expertise of sales representatives, relationship with sales representatives, trust, understanding of business and history, and strategic partnership). Leading manufacturers including Cisco and IBM have also recognized us as their leading distributor. Cisco has named us as the 2004 Global Distribution Partner of the Year and Americas International Partner of the Year (Latin America), recognizing us for delivering superior customer service and operational excellence. In 2003, IBM also awarded Ingram Micro as its 2002 Distributor of the Year in the Americas and Asia-Pacific regions for the xSeries category and in Europe for the IntelliStation category. In 2003, Ingram Micro Netherlands was awarded with the 2002 Distributor of the Year Award for the eighth consecutive year by Toshiba Europe and also earned the 2002 EMEA Distributor of the Year Award from IBM Personal Computing Division. Fujitsu Siemens also awarded Ingram Micro Germany with the 2002 Distributor of the Year Award.

Critical to our superior execution is our ability to provide quick and efficient order fulfillment along with consistent accurate and on-time delivery to our customers around the world. We seek to maintain sufficient quantities of product inventories to achieve favorable order fill rates while optimizing our investment in working capital. Our advanced control systems and processes enable us to provide same-day shipping for any order in the United States, Canada, and certain locations in Europe received by 5:00 p.m. local time with highly accurate shipping performance. Additionally, in the United States and several of our Latin American and European operations, we are certified or are in the process of obtaining ISO 9001:2000 certification for customer service, operations, distribution, returns, configuration centers, and logistical services.

•	Information Business Systems. Our information systems allow us to act as a source for business information as well as product and service solutions, for suppliers, resellers, and end-users. We believe that we are the only full-line distributor of IT products and services in the world with a single centralized global transaction system. We believe that IMpulse, our on-line information system, provides a competitive advantage through real-time, worldwide information access and processing capabilities. IMpulse is used across substantially all of our worldwide operations and is customized to suit local market requirements. Access to IMpulse gives resellers, and in some cases their customers, real-time access to our product inventory. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand.

We believe that in order to remain competitive, it is necessary to upgrade our information systems on a regular basis. We continually expand features and functions to increase usage and ordering from our 37 www.ingrammicro.com country/region websites. In 2003, we launched new applications that enhanced our flexibility and profitability by streamlining operations and offering new services to our customers and suppliers. Many of these applications are web-based, thus allowing our business partners to conduct business at their convenience from anywhere in the world. For example, our customers are now able to order software licenses from our leading publishers via the Internet and our suppliers can access information regarding inventory levels, point of sale data, and financial transactions on-line. Another example of our accomplishments is our recent recognition from InfoWorld 100 for our launch of the eAccounting on-line system, which utilizes technology to allow customers to access invoices and summary statements on-line. We have also developed other information systems for distribution center operations, back-office efficiency, data warehouse, and e-commerce initiatives that are integrated into IMpulse, providing a single information supply chain. In 2004, we also expect to launch several new applications that will provide our business partners with the ability to customize their interactions with Ingram Micro.

•	Excellent Product Management. Based on a review of our major competitors’ publicly available data, we believe that we offer the largest breadth of product in the IT industry. We distribute and market hundreds of thousands of IT products worldwide from over 1,400 suppliers, enabling us to offer a wide variety of products, satisfy customer requirements for product availability, and meet end-user demand for multi-supplier and multi-product IT configurations.

Our reseller customers can derive purchasing efficiencies and reduce their investment in inventory while simultaneously enhancing end-user service levels by establishing a supply relationship with us. This relationship enables resellers to meet their product inventory needs through a single point of contact rather than purchasing product inventory directly from multiple suppliers. We believe our selection of products and services positions us to provide many different solutions to complex business problems for our reseller’s businesses. We continuously monitor customer demand and product category performance while striving to focus our investment on products that provide opportunities for profitable growth.

We also believe that we provide suppliers with access to a broad customer base that few can reach directly in a more cost-effective manner. With our geographic network of distribution centers and world-class product management and logistics operations, we enable our suppliers to reduce their investments in inventory. Moreover, suppliers that sell their products directly to end-users often use us as a secondary source to fulfill orders to customers that require multi-supplier product configurations.

•	Financial Strength. Our solid financial strength makes us a business partner that suppliers and resellers can rely on for the long-term. We also provide leverage that enables them to increase the value of their operations.

•	Strong Working Capital Management. We have consistently demonstrated strong working capital management in difficult economic conditions. In particular, we focus on managing our investment in our accounts receivable and inventory and minimizing debt. We evaluate our investment in accounts receivable based on a days sales outstanding formula. Our days sales outstanding are calculated by dividing accounts receivable at the end of each quarter, which are adjusted to include amounts financed off-balance sheet under our accounts receivable financing programs, by our average daily net sales during the quarter. The inclusion of our off-balance sheet financing amounts related to our accounts receivable financing programs differs slightly from generally accepted accounting principles (“GAAP”);

however, management believes this calculation better reflects the level of outstanding receivables with customers regardless of the form of financing we use for our operations. Inventory is measured by inventory turns, which are calculated by dividing our annualized costs of sales during the preceding quarter by our inventory at the end of that quarter.

At January 1, 2000, our days sales outstanding based on GAAP were 33 days compared to 36 days at January 3, 2004. The primary reason for this change was the reduction in the level of our off-balance sheet debt associated with our accounts receivable financing programs from $263 million at January 1, 2000 to $60 million at January 3, 2004. During this difficult economic period, we successfully managed our days sales outstanding, including the amounts supporting our off-balance sheet debt, to a consistent range and increased our inventory turns from 9 to 13. In an environment of lower demand for IT products, as has been the case, our ability to reduce our working capital requirements has enabled us to reduce our invested capital and debt. We reduced our on-balance sheet debt by $980 million and reduced our off-balance sheet financing associated with our accounts receivable financing programs by approximately $203 million during the same period. As a result, we believe we are well positioned to meet our anticipated liquidity needs.

Our financial strength and diligent asset management enable us to provide a source of working capital for credit worthy reseller customers as well as reduced credit risk to our suppliers, which we consider a distinct competitive advantage.

•	Improved Profits. Our business process improvement and process re-engineering programs are improving profits and providing a solid foundation for growth. During the 2003 fiscal year, we continued to take actions to improve our profits such as lowering our fixed costs, making our IT costs more scalable, reducing underutilized facility space, closing unprofitable facilities, and exiting or downsizing unprofitable markets. We have outsourced management of certain portions of our North American IT infrastructure to Affiliated Computer Services, Inc. (“ACS”), which is shifting our IT fixed costs to a more scalable level and allowing faster response to changing market conditions. Additionally, we have improved our potential for profit through consolidation of various operations. For example, Austria is now served by our operations in Germany, and Finland, Norway, and Denmark are now served by our operations in Sweden. We believe our operations network is prepared to fully leverage economies of scale when or if demand improves.

•	Solid Financial Position. Our operational excellence and strong working capital management have enabled us to weather the general slowdown in the global economy and the sluggish demand for IT products and services, however, these historical variations may not be indicative of future trends in the near term. On January 3, 2004 our debt-to-capitalization ratio was 16.4%. We have maintained the ratio on a GAAP and non-GAAP basis below 24% for eight consecutive quarters and believe we are well financed to capitalize when or if demand improves. We believe our financial strength gives us a competitive advantage as a reliable, long-term business partner for suppliers and resellers.

•	Responsiveness to Changing Market Conditions. With our leading global reach and relationship with 165,000 resellers, we are well positioned to anticipate and respond quickly to changing conditions in the IT market.

•	Demand Generation. We are able to fulfill demand in the IT distribution channel through the number of products, services, and programs we offer. We have increased our ability to generate this demand by better understanding market dynamics through development of category management teams, investing in market research, and designing targeted programs for customers. Most major suppliers recognize that certain market segments such as the SMB segment are fragmented and too costly to reach directly. These suppliers value our reach to targeted markets and we employ marketing, sales, and logistics experts that can act as adjunct resources for our suppliers’ business. We work with our suppliers to develop a plan for capturing market share efficiently, allowing them to concentrate on their core competencies. We also enable our resellers to enhance customer relationships with creative sales tools and techniques, complement their own team with our certified technical support professionals, and capture market share through special marketing programs and opportunities.

•	Investing in the Future. We are investing in our future by developing our presence in growing geographic markets such as Asia-Pacific. We are also developing targeted programs for growing product and service areas such as components, wireless, and security, as well as capturing new market opportunities in North America through our category management approach and tailored marketing programs. We also offer tailored marketing programs in various operations worldwide.

Business Strategy

     We are pursuing a number of strategies to position our company as the IT distribution industry’s “best way to deliver technology to the world”, including the following:

•	Achieve Profitable Growth. We continue to pursue growth opportunities by leveraging upon our core business, developing our presence in growing geographic markets, and by focusing on emerging and profitable products and services.

•	Leverage Our Core Operations. We are continually improving our core operations by enhancing our capabilities and reducing costs to provide an efficient flow of products and services through the IT value chain. In our North American region, the operations, IT, accounts payable and product management teams worked together to develop an innovative approach to take costs out of our supply chain, while improving the product receiving process in the region’s distribution centers. Leveraging our distribution management system, IM-First, we recently deployed an advanced shipment notification (“ASN”) initiative with more than 40 of the region’s largest suppliers including Microsoft, Targus, and NEC. ASN enables us to lower receiving process costs in our distribution centers through improved visibility, more efficient scheduling of inbound product, and reduced discrepancies at the receiving dock.

We are also enhancing our revenues through the development of tools and capabilities to identify new growth opportunities. One example is the establishment of the category management function in our North American region. This team drives incremental revenue opportunities by fostering partnerships with new manufacturers and creating best-in-breed solutions that maximize company and customer profitability. By streamlining our catalog to include the products most desired by our customers, we optimize inventory management, focus on higher margin opportunities and develop merchandising and pricing strategies that produce enhanced business results.

•	Enhance Service to Our Customers. Our commitment to provide superior service to our customers has been widely recognized throughout the IT distribution industry. For example, we ranked first in the 2003 VARBusiness listing of the top 25 U.S. distributors for the sixth consecutive year. The VARBusiness’ Distribution 25 Survey reported that Ingram Micro’s 2002 revenues surpassed its nearest competitor by 40 percent and remains the industry’s largest worldwide IT distributor. We have also received a number of awards from suppliers, customers, and other third-parties, which reflect our goal to serve as the best way to deliver technology to the world. For example, Fortune Magazine ranked us No. 1 in the wholesalers (electronics and office equipment) industry on its list of America’s Most Admired Companies for 2002. Fortune’s annual poll of 10,000 executives, directors, and securities analysts selected us as best-in-class based on our continued innovation, management leadership, employee talent, financial soundness, use of corporate assets, long-term investment value, social responsibility, and quality of products and services.

•	Maintain High Focus on the Small-to-Medium Sized Business (“SMB”) Market. The SMB customer segment is generally one of the largest segments of the IT market in terms of revenue and typically provides higher gross margins for distributors. We believe that our distribution model, in conjunction with our channel partners, is better able to address the needs of SMB resellers and deliver superior service to a highly fragmented SMB end-user market compared to a vendor-direct sales model. We believe that our continued high focus on this growing segment will create additional revenue and profit opportunities for us as we enhance the services we offer to this segment.

In the United States, we serve our SMB resellers through a variety of programs including our VentureTech Network TM (“VTN”) and SMB Alliance programs. VTN is Ingram Micro’s premier solution provider organization with over 300 members across the United States. This program offers SMB resellers growth through partnering, training and education, financial services, marketing, and access to business resource partners. Our VTN reseller members provide turnkey solutions that are researched, configured, tested, installed, and proactively supported to meet the demanding requirements of customers’ businesses. SMB Alliance promotes partnership for SMB VARs and offers resellers an array of benefits ranging from attractive financing packages and enhanced technical support to expanded networking opportunities and dedicated sales support. We also offer menu-driven programs to GovEd resellers through our GovEd Alliance program. Additionally, our European operations have deployed extensive web based tools that have improved pricing and availability information for SMBs, which has enhanced resellers’ experience with Ingram Micro Europe in regards to purchasing and order management. We also offer marketing and credit programs targeted towards SMB resellers in a number of other markets.

•	Focus on Emerging Technologies. We aggressively target emerging IT product and service segments in their developmental stages and establish product expertise. This allows us to keep our broad product line current with emerging trends. For example, we are offering new solutions to our customers through high-end storage, Internet Protocol (“IP”) communications, security and networking products. We also offer education, training, and sales support tools to facilitate reseller enablement and success with these new technologies and applications.

Additionally, we are making adjustments to our portfolio of products and services, targeting those areas that we believe offer the most profit and growth potential. For example, consumer electronics, including digital photography and related accessories, are also a key product area served by our European operations. Another example is our entrance into the security and surveillance solutions market in the United States. We are leveraging our business strategies with customers and suppliers to combine traditional approaches to security with those for emerging digital and wireless technologies. IDC (International Data Corporation) states that IP monitoring camera shipments are expected to achieve an average growth rate of 77 percent between 2002 and 2006 and industry analysts indicate that the network camera market is one of the fastest growing segments within the security industry.

•	Focus on Targeted Vertical Markets. In North America in 2003, we created programs to help our customers target the health care industry by identifying specific requirements to serve this vertical market and by creating solutions that meet the unique market needs. By taking existing product lines and combining them with additional products to create solutions for both the health care and financial services industries, we equip our resellers to target these segments directly and capture the growing IT sales opportunities within this and other vertical markets. We are identifying and aggregating health care specific technology solutions and services targeted at areas such as hospitals, doctor offices, assisted living centers, medical equipment providers, pharmacies, and HMOs to help meet requirements of the Health Insurance Portability and Accountability Act (“HIPAA”) and increase their productivity and general business efficiencies. To further assist in identifying the technology needs of today’s health care markets; we have also developed a comprehensive assessment tool that allows our customers to analyze their business needs for HIPAA compliance and demonstrate return on investment for IT solution offerings. Through the implementation of these and similar programs, we believe that we can increase our market share with existing customers, suppliers, and product lines.

•	Focus on Growing Geographic Markets. We have a strong presence in India and Greater China, as well as other countries within the Asia Pacific region. India and China are among the fastest growing technology markets in the world and industry experts predict IT spending will continue to show strong growth through 2007 in these markets. According to December 2003 IDC forecasts, the IT market in India and China are expected to grow by 21% and 16% compound annual growth rates, respectively, from 2003 through 2007. We are increasing our supplier and product breadth in our Asia-Pacific region including components, systems, printers, networking storage, services, and consumer electronic products such as mobile phones. We are building an efficient infrastructure to support our long-term strategy of leadership in this region and we are committed to achieving profitable growth.

•	Service the Supply Chain Market. We have established a dedicated team focused on delivering fee-for-service logistics offerings, which we provide under the name Ingram Micro Logistics. This division offers supply chain solutions in each region to clients who are focused on increasing supply chain efficiencies, lowering overhead costs, and maximizing profits. We also help our supply chain clients deliver products to key customers and new markets on a fee-for-service basis, leveraging our core distribution experience for over the past twenty years. In North America, Ingram Micro Logistics has particularly strong expertise in web fulfillment to consumers and the delivery of multi-unit shipments to North American retailers. Suppliers gain scale by using us to reach both distribution and direct channels. They also benefit from cost savings through our inventory consolidation. We offer a range of retail solutions to assist manufacturers in areas such as order management, customized packaging, launch program management, credit and collections, consigned inventory management, and product returns services.

•	Accelerate Financial Improvements. We constantly strive to create the right cost structure for our business and embrace a culture of business process improvement led by the adoption of the Six Sigma methodology. We employ a disciplined approach when we review our global operations and develop initiatives designed to streamline business processes and further increase our operating efficiency.

In June 2001, we initiated a broad-based reorganization plan with detailed actions implemented primarily in North America and, to a limited extent in Europe and our other international operations, which was designed to streamline operations and reorganize resources to increase flexibility, improve service, and generate cost savings and operational efficiencies. This program resulted in restructuring of several functions, consolidation of facilities, and reductions of workforce worldwide through June 2002.

In September 2002, we announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margin and reduction of SG&A expense. Key components of this initiative included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. For 2003 and 2002, we incurred $31.0 million and $107.9 million, respectively, of costs (or $138.9 million from inception of the program through the end of fiscal 2003) related to this profit enhancement program, which is within our original announced estimate of $140 million. These costs have consisted primarily of reorganization costs of $13.6 million and $62.4 million in 2003 and 2002, respectively, and other program implementation costs, or other major-program costs, charged to cost of sales of $1.6 million 2002 and SG&A expenses of $17.4 million and $43.9 million in 2003 and 2002, respectively. Reorganization costs have included severance expenses, lease termination costs and other costs associated with the exit of facilities or other contracts. The other major-program costs have consisted of program management and consulting expenses, accelerated depreciation, losses on disposals of certain assets, costs related to the outsourcing of certain IT infrastructure functions, costs associated with geographic relocation, and inventory and vendor-program losses primarily associated with the exit of certain businesses.

During 2003, we incurred incremental reorganization costs of $8.0 million and incremental other major-program costs of $6.4 million ($6.0 million charged to SG&A expense and $0.4 million charged to cost of sales), which were not part of the original scope of the profit enhancement program announced in September 2002. These costs primarily related to the further consolidation of our operations in the Nordic areas of Europe and a loss on the sale of a non-core German semiconductor equipment distribution business. These actions have provided additional operating income improvements primarily in the European region.

We have realized significant benefits from the reduction in certain SG&A expenses and gross margin improvements as a result of our comprehensive profit enhancement program. Our estimated savings realized in the fourth quarter of 2003 compared to the second quarter of 2002, the quarter immediately preceding the September 2002 announcement of our profit enhancement plan, totaled approximately $44 million (or approximately $176 million on an annualized basis), which have had the effect of improving our operating income and offsetting competitive pricing pressures and other factors in the market compared to the second quarter of 2002. These actions are substantially complete; however, we continue to pursue business process improvements to create sustained cost reductions or operational improvements over the long term.

Some of the ongoing areas we strive to improve are described below:

•	Enhance Supplier and Reseller Programs. Employment of Six Sigma methodology is intended to enable the success of many of the initiatives throughout the profit enhancement program, allowing us to simultaneously reduce costs while improving customer service levels. For example, in North America we have aligned our sales, marketing, and product management functions to deliver total technology solutions – both products and services – to customers and suppliers. By aligning these functions, we have been able to simplify contacts for resellers and suppliers, streamline purchasing and pricing decisions, develop more customized fee-based services, and generate greater demand. In Europe, successful completion of Six Sigma projects has reduced lost shipments and returns of damaged goods, improved order processing cycle time and matching of invoices, and simplified and standardized internal business processes within certain geographies. These business process improvements result in enhanced service levels for our customers and suppliers with a more efficient use of resources.

•	Optimize Facilities and Systems. We continue to evolve our traditional distribution business model to also serve as a provider of integrated technology solutions as the requirements of our infrastructure change. The distribution network and information systems are being refined to accommodate this dynamic environment. During 2002 in North America, we transferred our configuration and returns services from dedicated facilities to multi-functional distribution centers, while sub-letting excess distribution center and office space. As a result, we are now realizing the benefits of reduced inventory pools and leveraged management over multiple services. In Europe, we closed our systems assembly facility and have expanded the service areas of some distribution centers to include multiple countries. By maximizing economies of scale and leveraging our best-in-class logistics services, we expect to be better able to address the changing needs of resellers and suppliers, providing a broad array of distribution and supply chain management strategies.

From an IT perspective, we also look for ways to reduce operating expenses either within our internal IT department or within our business units through technology solutions. We continue to realize savings from our 2002 agreement with ACS through which we have outsourced management of certain components of our IT infrastructure. The contract with ACS covers most IT infrastructure functions such as mainframe, server, and wide area network operations as well as North American desktop, server and enterprise storage operations, local area network support and engineering, systems management services, internal associate help desk services and voice/PBX support and engineering. We have retained responsibility for IT strategy, architecture and worldwide application development, quality assurance, and customer and partner programs. Additionally, we invested in several new software applications to support business process improvements and cost reduction efforts such as automating portions of our back office functions related to payroll and human resources and improving our transportation systems.

•	Maintain a Profitable Geographic Footprint. Throughout 2003, we reaped the benefits resulting from our efforts to combine our U.S. and Canadian regions. We gained efficiencies and cost reductions by centralizing certain administrative processes in generally lower cost geographies that serve a single North American region, while maintaining local customer contact in each country. This was demonstrated in the formation of regional credit and accounts payable departments to serve both the U.S. and Canada. Also from a transportation and logistics perspective, the North American integration has streamlined our internal processes and provided expected synergies, both in-house and with our partners, in relation to carrier management. Some examples of realized productivity improvements include freight audit and payment transactions, transportation systems development, claims management, and operations research. Carrier management positions were also consolidated as a result of the North American integration, reducing our costs while improving our ease of doing business with transportation and logistics partners.

We also streamlined our business in Europe by consolidating operations in the Nordic region, as well as exiting or downsizing operations in other markets. In other regions, service for Argentina and Peru was transferred to the Latin American export office in Miami while our operations in Chile were downsized and our Australian distribution and call center operations were centralized in Sydney. Furthermore, we have followed this consolidation trend to reduce other business costs such as freight, travel, office supplies, temporary labor, and marketing promotions. For example, we are concentrating our business in North America with a select group of preferred suppliers for contracted services and products to maximize our purchasing power while enhancing the services we receive and reducing costs. We expect to pursue other consolidation opportunities around the world as part of this ongoing effort.

•	Attract, Develop and Retain the Best Associates in the IT Distribution Industry. Even the best strategy will only succeed with the best people, so one of our most important goals is to attract, develop and retain the best associates in the IT distribution industry. Our progress is due to the creativity, tenacity, and professionalism of our company’s associates. We continue to develop new ways to enhance our associates’ experience and cultivate their success with Ingram Micro. We support individual growth, foster creativity, promote well-being, sponsor community involvement, and recognize the demands of work and personal life. Although our programs vary across countries, many aspects of our environment make our company attractive to potential candidates such as:

•	Training and Development. We offer extensive training to our associates as well as education assistance, tuition reimbursement, coaching and career development programs, and self-promotion programs. We also offer more than 1,000 on-line training programs to provide consistency across regions, as we are able to insure the same content is provided globally using the Internet. In addition, we launched a global pilot program in 2003 that expanded upon our on-line offerings by allowing managers and their team members to enroll in on-line classes developed by the Harvard Business School. An example of our achievement in training and development for our associates is our recognition among the top 20 training organizations in America by Training Magazine for the second consecutive year as we ranked 18th in the magazine’s Training Top 100 list.

•	Advancement Programs. We offer a variety of advancement programs created to provide opportunities and leadership development. We recently expanded our organizational assessment process in North America to identify high achievers and enhanced a competency based advancement program for our North American sales, product management, marketing, finance, and distribution center associates. We also utilize evaluation tools at all levels and areas of the Company as part of the process to assess and promote the best managerial candidates within our company.

•	Associate Retention. We utilize a performance development process to help our associates become successful in their careers with Ingram Micro. We also use internal rotation programs to build strength and cross-functional leadership in our associates in certain regions. Our Global and Regional Awards of Excellence are granted to associates or teams that demonstrate extraordinary efforts resulting in associate value, customer value, profitable growth, shareowner value, and/or community value.

Customers

     We conduct business with most of the leading resellers of IT products and services around the world including, in the United States, Amazon.com, Boise Office Solutions, Buy.com, CDW Corporation, Inc., CompuCom Systems, Inc., CompUSA Inc., Dell Inc., Insight Enterprises, Inc., Office Depot, Inc., PC Connection, Inc., SARCOM Inc., Staples, Inc., and Walmart.com. Our reseller customers outside the United States include Bechtle, Brasoftware Informática, Econocom, Mainbit, Media Markt, and Systemax. In some cases, we have resale contracts with our reseller customers that are terminable at will after a short notice period and have no minimum purchase requirements. Our business is not substantially dependent on any of these contracts.

     We also have specific agreements in place with certain manufacturers and resellers to provide supply chain management services such as order management, logistics management, configuration management, and procurement management services. These customers include, CompUSA, Intuit, Iomega, Microsoft, and Walmart.com in North America and Digital River, Toshiba, and Copiadux in Europe. These agreements generally have longer terms than our resale agreements, but in most cases, can be terminated on relatively short notice by either party without cause. The service offerings we provide to our customers are discussed further below under “—Services.”

Sales and Marketing

     We employ sales representatives worldwide who assist resellers with product and solution specifications, system configuration, new product/service introductions, pricing, and availability. Our sales organization generally focuses on resellers in the following market sectors:

•	value-added resellers, or VARs;

•	corporate resellers;

•	direct and consumer marketers; and

•	government and education resellers.

     Our product management and marketing groups also promote our sales growth, create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. For example, our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organization, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events.

     We have launched specialized business units in certain geographic and product markets to serve customers with particular needs. As we enter these specialized markets, we continue to leverage our global leadership in world-class logistics, market reach, and electronic commerce tools. One example is our targeted market focus in Europe with the formation of two strategic business units that focus on specific market and customer segments. Ingram Micro Europe Components (“Components”) and Ingram Micro Networking Services™ have a pan-European scope and service reseller customers throughout Europe in all the countries where we have a presence. The Components business unit offers a one-stop shopping opportunity to small- and medium-sized resellers, PC assemblers, and OEMs, and markets a wide range of components that these customers need to assemble PC systems.

     Selling Arrangements. We offer various credit terms to qualifying customers as well as prepay, credit card, and cash on delivery terms. We also offer various alternative financing solutions to our resellers based on their credit worthiness and, in some cases, the credit worthiness of their end-users to assist our resellers and their end-users in acquiring products. In limited situations and markets, we collect outstanding receivables on behalf of our resellers. We closely monitor reseller customers’ credit worthiness through our IMpulse information system, which contains detailed information on each customer’s payment history as well as other relevant information. In addition, we participate in a U.S. credit association whose members exchange customer credit rating information. In most markets, we use various levels of credit insurance to allow sales expansion and control credit risks. We establish reserves for estimated credit losses in the normal course of business. If our receivables experience a substantial deterioration in their collectibility or if we cannot obtain credit insurance at reasonable rates, our financial condition and results of operations may be adversely impacted. Under specific conditions, we permit our customers to return or exchange products. At the time of sale, we establish a reserve for estimated sales returns.

     We have sold, and may continue to sell, to certain customers where the transactions are financed by a third-party floor plan financing company. These transactions generally involve higher sales on limited lines of product. The expenses charged by these financing companies will be subsidized by our suppliers, paid by us or billed to our reseller. We receive payment from these financing institutions within three to 30 days from the date of sale, depending on the specific arrangement.

Products

     We distribute and market hundreds of thousands of IT products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. On a worldwide basis, our revenue mix by product category has remained relatively stable over the past several years, although it may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges:

•	Networking: 10-15%

•	Software: 15-20%

•	Systems: 20-25%

•	Peripherals: 40-45%

     Networking. We define our networking category as the software and hardware that, when combined, link two or more IT systems together — regardless of their geographic proximity. We offer a variety of networking products such as communications products (IP communications, and modems), routers, switches, hubs, wireless local area networks, wireless wide area networks, network interface cards, video conferencing, network-attached storage, storage area networks, and security hardware (firewalls, intrusion detection, encryption, and appliances).

     Software. We define our software category as a broad variety of applications containing computer instructions or data that can be stored electronically. We offer a variety of software products such as business application software, operating system software, entertainment software, middleware, developer software tools, and security software (firewalls, intrusion detection, and encryption).

     Systems. We define our systems category as self-standing computer systems capable of functioning independently. We offer a variety of systems such as servers, desktops, portable personal computers, tablet personal computers, and personal digital assistants.

     Peripherals. We define our peripherals category as all products or services that can be used in conjunction with computer systems that are not considered networking or software. We offer a variety of peripherals products including printers, scanners, displays, projectors, monitors, panels, mass storage, and tape. We also include other products and services in this category including components (processors, motherboards, hard drives, and memory), supplies and accessories (ink and toner supplies, paper, carrying cases, and anti-glare screens), consumer electronic products (cell phones, digital cameras, digital video disc (“DVD”) players, game consoles, and televisions), and services (such as installation services, professional services, service provider and carrier services, warranties and support, configuration and assembly, packaged services, and mobile communication service).

Suppliers

     Our worldwide suppliers include leading computer hardware suppliers, networking equipment suppliers, and software publishers such as 3Com, Acer, Cisco Systems, Inc., Computer Associates, Epson, Fujitsu Siemens Computers, Hewlett-Packard, IBM, Intel, Iomega, InFocus, Lexmark, Maxtor, Microsoft, NEC-Mitsubishi, Novell, palmOne, Philips, Seagate, Sony Electronics Inc., Sprint, Symantec, Toshiba, VERITAS Software Corporation, ViewSonic Corporation, Western Digital and Xerox. We generated approximately 40%, 41% and 44% of our net sales in fiscal 2003, 2002 and 2001, respectively, from products purchased from our top three vendors. Hewlett-Packard Company, or HP, and Compaq Computer Company, which was acquired by HP in 2002, were treated for this purpose as a single combined company since the beginning of fiscal 2001 and represents more than 10% of our net sales in each of the last three years.

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

Services

     In addition to our broad array of products, we also offer a number of supply chain management services to our suppliers and resellers. Services related to our distribution business include: sales and marketing, customer care, financial services, and logistics. Our sales and marketing services include business development and outsourced marketing services, demand generation programs for suppliers and resellers, market research and business intelligence, retail merchandising, and software licensing services. Our customer care services include call center support and pre- and post-technical support. Our financial services include credit and collection management services and tailored financing programs. We also offer end-to-end supply chain services to suppliers and resellers through our Ingram Micro Logistics division which vary depending on regional requirements and can include end-to-end order management and fulfillment, retail logistics merchandizing, warehousing and storage, contract manufacturing, distribution center services, product procurement, reverse logistics, transportation management, customer care, tailored financing programs, marketing services, and other outsourcing services. We believe that our logistics services enable our customers to leverage our distribution infrastructure and better focus on their core competencies. Some of our supply chain management clients include CompUSA, Intuit, Iomega, Microsoft and Targus Group in North America and NCR and WStore in Europe.

     One of the most important services we offer is the variety of ways customers can connect to our IMpulse system electronically. Customers can connect to us and access our core distribution functions such as sales, purchasing, distribution center systems, and back office functions such as accounts payable, accounts receivable, and customer service. This connectivity can be done through our website, www.ingrammicro.com, Electronic Data Interchange (“EDI”), InsideLineTM (reseller web enablement), XML (Extensible Mark-up Language), and Click2License (automated volume licensing tool). We also offer extensive reporting to our Ingram Micro Logistics clients and distribution customers covering information such as product receipts, product availability, stock status, ordering, order status, and returns.

     In order to increase customer satisfaction and expand these outsourcing opportunities by providing best-in-class solutions, we have entered into various strategic alliances in areas such as e-commerce, transportation, and marketing services. By leveraging our core competencies to offer these services, we enable our clients to reduce their fixed investments while at the same time accessing our latest technology and world-class customer service metrics. Our agreements with these customers are generally for a number of years, although either party usually may terminate the agreement after a relatively short notice period.

     We also offer professional and technical services across North America through our Ingram Micro Service Network (“IMSN”), which serves as a collaboration and partnership platform for over 530 VAR organizations. IMSN enables VARs to expand their geographic reach and service capabilities by providing a fully managed nationwide technical support and service management solution owned and operated by Ingram Micro. IMSN is comprised of over 10,000 certified technicians in 800 North American markets throughout the United States, Canada, and Puerto Rico. Our partners work together to provide world-class IT business solutions and support to end customers including application services; consulting; hardware and software support; installation, moves, adds, and changes; migration services; local area network and wide area network services; network design, integration and implementation; and outsourcing services.

     Although services represent one of the initiatives of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.

Information Systems and Related Tools

     Our systems utilize a variety of platforms designed to provide the high level of scalability and performance required to manage our large and complex business operations. IMpulse is a real-time information system and operating environment, used across substantially all of our worldwide operations. It has been customized as necessary for use in all countries in which we operate and can handle multiple languages and currencies. IMpulse supports over 39,000 mainframe connections (terminals, printers, PCs, and radio frequency hand-held terminals) worldwide with an internal response time of less than one second. Worldwide, our centralized processing system supports more than 40 operational functions including customer management, inventory management, order management, distribution center management, and accounting. We make extensive use of advanced telecommunications technologies with customer service enhancing features, such as Automatic Call Distribution to route customer calls to telesales representatives. IMpulse allows our telesales representatives to deliver real-time information on product pricing, inventory availability, and order status to reseller customers. IMpulse is a flexible system connected to many trading partners and it gives us a means to serve many markets.

     To complement our telesales, customer service, and technical support capabilities, we offer a number of different electronic products and services through which customers can reach us. These products and services include XML solutions available through our partner connectivity gateway; EDI; InsideLine; and TechNotes. In 2003, we implemented a new Partner Connectivity Gateway, which provides our customers with flexible XML solutions, and offers a comprehensive selection of customized reporting for our customers. Our worldwide EDI subsystem encompasses over 59 different applications including software licensing, carrier/shipment tracking, and electronic funds transfer. The electronic catalog provides reseller customers with access to product pricing and availability. TechNotes is a multi-manufacturer database that customers can utilize on their websites for timely and accurate product, sales, and technical information. In Europe, Asia-Pacific, and Canada, we subscribe to a data sheets service provider to enhance our data quality offering and we manage the provisioning of our own data sheets in our Latin American operations.

     During 2003, we continued to enhance our website, www.ingrammicro.com, which acts to facilitate commerce among our suppliers, resellers, and their end-users. The enhancements included the acceptance of credit cards, improvements to our software license ordering system, including the ability to view and track license orders on-line, and new features to our on-line returns process. A new focus of our web offering in 2003 was to provide greater flexibility to back office functions for our resellers and supplier partners. Offerings such as the on-line viewing of supplier and reseller account statements were implemented to provide a lower cost solution for Ingram Micro and our partners while promoting increased customer satisfaction. We also added a feature to allow suppliers to create shipping labels, bar codes, and advanced shipment notifications to Ingram Micro for product being sent to our distribution centers in North America from anywhere around the world. For instance, one large supplier uses this web feature in Malaysia to properly label shipment to us and provide notification of the exact contents of the shipment.

     In 2002, we completed the deployment of our next-generation operations and logistics system, IM-First, throughout our U.S. distribution network and in 2003, this system was expanded to our distribution centers in Toronto and Vancouver, Canada. This system allows our distribution centers to process orders 24 hours a day, seven days a week. IM-First leverages state-of-the-art distributed processing technology, including a wireless and paperless distribution management system. IM-First was further enhanced in 2003 to provide greater customization capabilities for our shipping documents. We implemented new printing technologies that expand the capabilities we can offer our customers. Customers can now create custom packing slips and other shipping documents to meet their specifications. In addition, our distribution center operations use extensive bar-coding and radio frequency technology for receiving and shipping, and real-time links to carriers such as United Parcel Service and Federal Express for freight processing and shipment tracking.

     We employ various security measures and backup systems designed to protect against unauthorized access or use, or the failure of our information systems. Access to our information systems is controlled through the use of firewalls, passwords, virtual private networks (“VPNs”), and digital signatures. We have taken additional security measures with respect to sensitive information. Through ACS, we have disaster recovery services available from IBM Business Continuity & Recovery Services. Additionally, we have backup power sources at a number of major sites for emergency power. We have not experienced any material failures or downtime of IMpulse or any of our other information systems, but any significant systems failure or material downtime could prevent us from taking customer orders, picking and/or shipping product, and could also prevent our customers from accessing price and product availability information.

Global Operations

     We have local sales offices and/or Ingram Micro sales representatives in various worldwide markets including in North America (the United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom), Latin America (Argentina, Brazil, Chile, Mexico, Peru, and Puerto Rico), and Asia-Pacific (Australia, Bangladesh, the People’s Republic of China [including Hong Kong], India, Indonesia, Malaysia, New Zealand, Pakistan, Singapore, Sri Lanka, Taiwan and Thailand). We also have contracted sales agents, parties who act on our behalf or primary supplier relationships with independent third-parties in Costa Rica, Dominican Republic, Ecuador, Guatemala, Panama, The Philippines, Poland, Trinidad/Tobago, and Vietnam. Additionally, we serve markets where we do not have an in-country presence through our various sales offices, including our general telesales operations in Santa Ana, California and Buffalo, New York and our export offices in Miami, Florida, Singapore, Germany, The Netherlands and France.

     We operate internationally with distribution facilities in various locations around the world. We reduce our exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. It is our policy not to use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

     Foreign exchange risk is managed primarily by using forward contracts to hedge receivables and payables. Currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany loans.

Competition

     We operate in a highly competitive environment, both in the United States and internationally. The IT products and services distribution industry is characterized by intense competition, based primarily on:

•	speed and accuracy of delivery;

•	product and services availability;

•	effectiveness of sales and marketing programs;

•	credit terms and availability;

•	ability to tailor specific solutions to customer needs;

•	quality and breadth of product lines and services;

•	price; and

•	availability of technical and product information.

     We believe we compete favorably with respect to each of these factors.

     We compete in the U.S. against full-line distributors such as Tech Data and Synnex Corporation, as well as specialty distributors such as United Stationers in consumables, Avnet and Arrow in industrial and enterprise products, and Douglas Stewart in educational products. A more fragmented distribution channel characterizes markets outside the United States, which represent over half of the IT industry’s sales; however, consolidation has taken place in these markets as well. We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

     We compete internationally with a variety of national and regional distributors. In the European market, competitors include international distributors such as Tech Data, Actebis, and Westcon/Comstor. The European distribution landscape is highly fragmented, with market share spread among many regional and local competitors. Examples include Scribona in the Nordic Region; Esprinet in Italy; Memory Set in Spain; Maxdata and Also in Germany, Austria, and Switzerland; and Northamber in the United Kingdom. Other international distributors such as eSys, Arrow, Avnet and Bell Micro are strong competitors in many European countries. Hybrid reseller/distributors such as Computacentre and Specialist Computer Holdings provide additional pan-European competition. In Canada, we compete with Tech Data, Synnex, Supercom, and EMJ as well as a number of smaller distributors. In Latin America, we compete with international distributors such as Tech Data, and several regional and local distributors including Bell Micro, Deltron, Intcomex, Mexmal, MPS, Officer, and Synnex. In the Asia-Pacific market, we face competition from global, regional, and local competitors including Arrow, Digiland, ECS, Synnex, and Tech Pacific. We also face competition in local markets such as Digital China and PCI in the People’s Republic of China, Redington in India, and Express Data in Australia.

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

     The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner to these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers such as direct marketers can become competitors for us.

Asset Management

     We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates. We believe that the risks associated with slow-moving and obsolete inventory are partially mitigated by price protection and stock return privileges provided by suppliers. In the event of a supplier price reduction, we generally receive a credit based upon the terms and conditions with that supplier. In addition, we have the right to return a certain percentage of purchases, subject to certain limitations. We are exposed to inventory risk to the extent that supplier protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We manage this risk through continual monitoring of existing inventory levels relative to customer demand. On an ongoing basis, we reserve for excess and obsolete inventories and write down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions.

     Historically, we have reduced the risk of decline in the value of our inventory through price protection, stock return privileges and inventory management procedures. However, over the past number of years, major PC suppliers have changed the terms and conditions of their price protection plans, resulting in increased exposure for us as a distribution partner. These changes in terms and conditions have made it more difficult for us to match our inventory levels with the price protection periods. Consequently, we bear risk that the value of the inventory we hold will decline after these price protection periods have passed. We continue to mitigate these risks by managing the amount of inventory in the channel from our suppliers to reflect the overall demand for our products.

     Inventory levels may vary from period to period, due in part to the addition of new suppliers or new lines with current suppliers and large purchases of inventory to take advantage of favorable terms offered by suppliers. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our capital.

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

Employees

     As of January 3, 2004, we employed approximately 11,300 associates (as measured on a full-time equivalent basis). Certain of our operations in Europe and Latin America are subject to syndicates, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, develop, and retain outstanding associates. We have a process for continuously measuring the status of associate satisfaction and responding to associate priorities. We believe that our relationships with our associates are generally good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of Ingram Micro as of March 1, 2004.

Name	Age	Position
Kent B. Foster	60	Chairman of the Board and Chief Executive Officer

Michael J. Grainger	51	President and Chief Operating Officer

Guy P. Abramo	42	Executive Vice President and Chief Strategy and Information Officer

Henri T. Koppen	61	Executive Vice President

Thomas A. Madden	50	Executive Vice President and Chief Financial Officer

Alain Monie	53	Executive Vice President and President, Ingram Micro Asia-Pacific

Kevin M. Murai	40	Executive Vice President and President, Ingram Micro North America

Gregory M.E. Spierkel	47	Executive Vice President and President, Ingram Micro Europe

Larry C. Boyd	51	Senior Vice President, Acting Secretary and Acting General Counsel

Asger Falstrup	54	Senior Vice President and President, Ingram Micro Latin America

Matthew A. Sauer	56	Senior Vice President, Human Resources

James F. Ricketts	57	Corporate Vice President and Treasurer

     Kent B. Foster. Mr. Foster, age 60, was elected chairman of the board in May 2000 and is also our chief executive officer. Mr. Foster joined us as chief executive officer and president and a director in March 2000 after a 29-year career at GTE Corporation, a leading telecommunications company with one of the industry’s broadest arrays of products and services. From 1995 through 1999, Mr. Foster served as president, GTE Corporation and was a member of GTE’s board of directors from 1992 to 1999, serving as vice chairman of the board of GTE from 1993 to 1999. He currently serves on the board of directors of Campbell Soup Company, Inc., J.C. Penney Company, Inc., and New York Life Insurance Company.

     Michael J. Grainger. Mr. Grainger, age 51, has been our president and chief operating officer since January 2001 and served as our chief financial officer from May 1996 through July 2001. He also served as executive vice president from October 1996 to January 2001. He was vice president and controller of Ingram Industries Inc., our former parent corporation, from July 1990 to October 1996.

     Guy P. Abramo. Mr. Abramo, age 42, is our executive vice president and chief strategy and information officer. He has held these positions since September 2000. He previously served as senior vice president and chief information officer from November 1999 to September 2000, and senior vice president of marketing from September 1998 to November 1999. Prior to working for Ingram Micro, Mr. Abramo was a partner at Yankelovich Partners, a marketing professional services company, from May 1998 to October 1998 and managing director of marketing intelligence at KPMG Peat Marwick LLP, an accounting and professional services company, from February 1995 to May 1998.

     Henri T. Koppen. Mr. Koppen, age 61, has been executive vice president since February 2002. Mr. Koppen served as executive vice president and president of Ingram Micro Asia-Pacific from February 2002 to December 2003, and served as senior vice president and president of Ingram Micro Asia-Pacific, from March 2000 through January 2002. He previously served as senior vice president and president of Ingram Micro Latin America from January 1998 to March 2000. Prior to working for Ingram Micro, Mr. Koppen served as president, Latin America, for General Electric Capital IT Solutions, a systems integrator/reseller company, from July 1996 to December 1997 and vice president, Latin America, for Ameridata Global Inc., a systems integrator/reseller company, from May 1995 to July 1996.

     Thomas A. Madden. Mr. Madden, age 50, became our executive vice president and chief financial officer in July 2001. Mr. Madden joined us from Arvin Meritor, Inc., a global supplier of systems, modules and components for the automotive industry, where he served as senior vice president and chief financial officer from May 1997 to July 2001. From 1981 to 1997, Mr. Madden held various management positions with Rockwell International, including vice president of corporate development, from 1996 to 1997, vice president of finance, from 1994 to 1996, and assistant corporate controller, from 1987 to 1994. Mr. Madden currently serves on the board of directors of Mindspeed Technologies.

     Alain Monie. Mr. Monie, age 53, became our executive vice president and president of Ingram Micro Asia-Pacific in January 2003. He joined Ingram Micro as executive vice president in January 2003. Previously, Mr. Monie was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monie also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999.

     Kevin M. Murai. Mr. Murai, age 40, became our executive vice president and president of Ingram Micro North America in January 2002. He previously served as executive vice president and president of Ingram Micro U.S. from January 2000 to December 2001, as senior vice president and president of Ingram Micro Canada from December 1997 to January 2000, and vice president of operations for Ingram Micro Canada from January 1993 to December 1997.

     Gregory M.E. Spierkel. Mr. Spierkel, age 47, is executive vice president and president of Ingram Micro Europe. He has held these positions since June 1999. He previously served as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to working for Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996.

     Larry C. Boyd. Mr. Boyd, age 51, became our senior vice president, acting secretary and acting general counsel in February 2004. He previously served as senior vice president, legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

     Asger Falstrup. Mr. Falstrup, age 54, has been our senior vice president and president, Ingram Micro Latin America since November 2001. He previously served as senior vice president and president, Ingram Micro Canada from January 2000 to December 2001, as vice president, Ingram Micro Northern Europe, from November 1996 to January 2000 and managing director, Denmark, from August 1994 to November 1996.

     Matthew A. Sauer. Mr. Sauer, age 56, has been our senior vice president of human resources since February 2003. He joined Ingram Micro in October 1996 as vice president of human resources and was promoted in September 1999 to corporate vice president of human resources strategies and processes.

     James F. Ricketts. Mr. Ricketts, age 57, is our corporate vice president and treasurer. He has held this position since April 1999. He previously served as vice president and treasurer from September 1996 to April 1999. Prior to his employment with Ingram Micro, Mr. Ricketts served as treasurer of Sundstrand Corporation, a manufacturer of aerospace and related technology products, from February 1992 to September 1996.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of the Act, including but not limited to, management’s expectations for process improvement; competition; revenues, expenses and other operating results or ratios; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. We disclaim any duty to update any forward-looking statements. A summary of these factors is as follows:

(1)	Intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages.

(2)	Significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms, may adversely impact our results of operations or financial condition. Additionally, termination of a supply or services agreement with a major supplier or product supply shortages may adversely impact our results of operations.

(3)	A significant portion of our selling, general and administrative (“SG&A”) expense is comprised of personnel, facilities, and costs of invested capital; a decrease in demand at a faster rate than our ability to reduce such costs may hurt our profitability.

(4)	An interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information.

(5)	If there is a downturn in economic conditions for an extended period of time, it will likely have an adverse impact on our business.

(6)	We may experience loss of business from one or more significant customers, and an increased risk of credit loss as a result of reseller customers’ businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers. Increased losses, if any, may not be covered by credit insurance or we may not be able to obtain credit insurance at reasonable rates or at all.

(7)	Rapid product improvement and technological change resulting in inventory obsolescence or changes in demand may result in a decline in value of a portion of our inventory.

(8)	Delays or failure to achieve the benefits of process or organizational changes we may implement in the business may adversely impact our results of operations.

(9)	Future terrorist or military actions could result in disruption to our operations or loss of assets, in certain markets or globally.

(10)	The loss of a key executive officer or other key employees, or changes affecting the work force such as government regulations, collective bargaining agreements or the limited availability of qualified personnel, could disrupt operations or increase our cost structure.

(11)	Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs.

(12)	Devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or other disruption of a foreign market, may adversely impact our operations in that country or globally.

(13)	Our failure to attract new sources of profitable business from expansion of products or services or entry into new markets could negatively impact our future operating results.

(14)	Our failure to adequately adapt to industry changes and to manage potential growth and/or contractions could negatively impact our future operating results

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

ITEM 2. PROPERTIES

     Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales office and distribution network throughout North America, Europe, Latin America, and Asia-Pacific. As of January 3, 2004, we operated 48 distribution centers worldwide. Additionally, we serve markets where we do not have an in-country presence through various sales offices, including from Santa Ana, California; Buffalo, New York; Miami, Florida; Singapore; and certain countries in Europe.

     As of January 3, 2004, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which are our office/distribution facilities in Straubing, Germany, Santiago, Chile, and Singapore.

     As previously described, since June of 2001, as a result of our broad-based restructuring programs and our profit enhancement programs, we have closed several of our facilities and may close more, consolidating operations in other existing facilities. See “Item 1. BUSINESS – Business Strategy — Reduce Costs and Enhance Profitability through Continuous Business Process Improvements” above.

ITEM 3. LEGAL PROCEEDINGS

     On July 14, 2000, we filed a complaint in Orange County Superior Court against The BigStore.com, a customer that had defaulted on over $3.2 million of debt owed to us, for breach of contract and nonpayment, and also against two individuals to collect on their individual guarantees of The BigStore’s debt to us. On July 31, 2000, we filed an involuntary bankruptcy petition in the United States Bankruptcy Court in Santa Ana, California against The BigStore. In September 2000, The BigStore consented to the conversion of the involuntary bankruptcy to a Chapter 11 proceeding, and also filed a cross-complaint against us in the superior court action. The cross-complaint alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, interference with contract, interference with prospective business advantage, unfair business practices, unfair competition, and misappropriation of trade secrets, and generally alleged that we had deliberately and wrongfully driven The BigStore out of business in order to benefit other of our customers who competed with The BigStore. The cross-complaint prayed for $50 million in compensatory damages in addition to punitive damages. The individual guarantors also filed their own cross-complaints against us that asked for unspecified damages and for rescission or cancellation of their guarantees of The BigStore’s debt. The BigStore’s cross-complaint was removed to Federal bankruptcy court. We filed answers to the various cross-complaints, denying any liability. In the bankruptcy court our motions for summary judgment against the BigStore’s claims were granted, judgment was entered in our favor, and that judgment is now final. In the superior court action, our motion to strike the guarantors’ demand for jury trial on their claims relating to the enforceability of the guaranties was granted in December 2002. The state court has also entered an order striking the cross-complaint of one of the guarantors and granting us judgment in our favor on his guarantee in the amount of approximately $3.5 million. Trial on the remaining claims between the remaining guarantor and us is scheduled for April 2004.

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment for approximately $9 million, including interest and penalties, alleging these commercial taxes were not properly remitted for the period January 2002 through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal advisors, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 27, 2004, there were 613 holders of record of our Class A Common Stock. We believe that there are approximately 25,000 beneficial holders of our Class A Common Stock.

     Information as to our quarterly stock prices is included on the inside back cover of our 2003 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal market on which our Class A Common Stock is traded is included on the inside back cover of our 2003 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated by reference in this Annual Report on Form 10-K.

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

     Equity Compensation Plan Information. The following table provides information, as of January 3, 2004, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareowners and (ii) all compensation plans not previously approved by our shareowners.

(c) Number of securities
remaining available
for future issuance
	(a) Number of securities		under equity
	to be issued upon	(b) Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
Equity compensation plans approved by shareowners	37,933,500	$15.12	22,827,745

Equity compensation plans not approved by shareowners	None	None	None

TOTAL	37,933,500	$15.12	22,827,745

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of Ingram Micro for the five year period ended January 3, 2004 is included on page 18 of our 2003 Annual Report to Shareowners, which is included as part of Exhibit 13.01 and is incorporated in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19 through 34 of our 2003 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and are incorporated in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required disclosure is included on pages 32 through 33 of our 2003 Annual Report to Shareowners, which is also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are included on pages 35 through 61 of our 2003 Annual Report to Shareowners, which are also included as part of Exhibit 13.01 and incorporated in this Annual Report on Form 10-K. Reference is made to the Index to the Financial Statements in Item 15 below.

     A financial statement schedule for our business, and report thereon, are included on pages 34 and 35, respectively, of this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements in Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2004 as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

PART III

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “EXECUTIVE OFFICERS OF THE COMPANY”, because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

     The Notice and Proxy Statement for the 2004 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 11, 2004, all appearing on pages 35 through 63 in the 2003 Annual Report to Shareowners, are incorporated in this Annual Report on Form 10-K.

     With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the 2003 Annual Report to Shareowners is not deemed filed as part of this Annual Report on Form 10-K.

Page No. In
Annual Report
to Shareowners
Index to Financial Information	17
Consolidated Balance Sheet at January 3, 2004 and December 28, 2002	35
Consolidated Statement of Income for the years ended January 3, 2004, December 28, 2002 and December 29, 2001	36
Consolidated Statement of Stockholders’ Equity for the years ended January 3, 2004, December 28, 2002 and December 29, 2001	37
Consolidated Statement of Cash Flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001	38
Notes to Consolidated Financial Statements	39
Report of Independent Auditors	63

     Pages 18 through 63 and the inside back cover page of the 2003 Annual Report to Shareowners of Ingram Micro Inc. include the Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Shareholder Information and Quarterly Stock Prices. These pages are filed with the Securities and Exchange Commission as Exhibit 13.01 to this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial Statement Schedule II — Valuation and Qualifying Accounts. Report of Independent Auditors on Financial Statement Schedule

3. List of Exhibits

Exhibit
No.	Exhibit
3.01	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))

3.02	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))

3.03	Amended and Restated Bylaws of the Company dated as of May 30, 2002 (incorporated by reference to Exhibit 3.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 28, 2002 (the “2002 Q3 10-Q”))

4.01	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to
9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)

10.01	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.02	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.03	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.04	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.05	Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))

10.06	Ingram Micro Inc. 2003 Equity Incentive Plan

10.07	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the 2002 Q3 10-Q)

10.08	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.09	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)

10.10	Amendment No. 1 to the Board Representation Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 3.4 to the 2001 S-4)

Exhibit
No.	Exhibit
10.11	Amendment No. 2 to the Board Representation Agreement dated as of March 12, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (“the “2001 10-K”))

10.12	Amendment No. 3 to the Board Representation Agreement dated as of Mary 30, 2002 (incorporated by reference to Exhibit 10.43 to the 2002 Q3 10-Q)

10.13	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.14	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)

10.15	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.16	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

10.17	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)

10.18	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))

10.19	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)

10.20	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)

10.21	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)

10.22	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)

10.23	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)

10.24	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)

10.25	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)

Exhibit
No.	Exhibit
10.26	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)

10.27	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)

10.28	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)

10.29	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)

10.30	Amended and Restated Servicing Agreement dated as of March 8, 2000 among Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999 10-K)

10.31	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.59 to the 1999 10-K)

10.32	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)

10.33	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)

10.34	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))

10.35	Executive Retention Plan Agreement with Guy P. Abramo (incorporated by reference to Exhibit 10.02 to the Q2 2001 10-Q)

10.36	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)

10.37	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)

10.38	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”) (incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended December 28, 2002 (the “2002 10-K”))

Exhibit
No.	Exhibit
10.39	Amendment No. 1 dated as of February 20, 2003 to the 2002 Credit Agreement (incorporated by reference to Exhibit 10.42 to the 2002 Form 10-K)

10.40	Amendment No. 1 dated as of February 10, 2003 to Series 2000-1 Supplement dated as of March 8, 2000 among Funding, the Company as Master Servicers, Redwood Receivables Corporation, as the sole Purchaser, JPMorgan Chase Bank, as Trustee, and General Electric Capital Corporation, as Agent and sole Liquidity Bank (incorporated by reference to Exhibit 10.44 to the 2002 Form 10-K)

10.41	Amendment No. 1 to Amended and Restated Receivables Sale Agreement dated October 24, 2003 by and between Ingram Funding, Inc., a Delaware corporation and Ingram Micro Inc.

10.42	Lockbox Agreement dated October 24, 2003 with Fleet National Bank

10.43	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the 2002 Form 10-K)

10.44	Amendment to Executive Retention Plan Agreement with Henri T. Koppen

10.45	Separation Agreement dated as of February 14, 2003 with David M. Finley (incorporated by reference to Exhibit 10.46 to the 2002 Form 10-K)

10.46	2003 Executive Retention Agreement with Michael J. Grainger dated December 19, 2003

10.47	Separation Agreement dated as of January 30, 2004 with James E. Anderson, Jr.

10.48	Agreement dated August 14, 2003, as amended and restated December 29, 2003, between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Compu-Shack-Electronic GMBH as Originator and Ingram Micro Holding GMBH (the “German ABS Agreement”)

10.49	Letter dated January 24, 2004 waiving certain conditions in the German ABS Agreement

10.50	Consent letter dated October 24, 2003 relating to change in Lockbox Agreement under the Pooling Agreement and the Series 1994-3 Supplement

10.51	Consent letter dated October 24, 2003 relating to change in Lockbox Agreement under the Pooling Agreement and the Series 2000-1 Supplement

10.52	Executive Officer Severance Policy Adopted October 2003

10.53	Management Contract with Asger Falstrup

13.01	Portions of Annual Report to Shareowners for the fiscal year ended January 3, 2004

14.01	Code of Conduct

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8

23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3

Exhibit
No.	Exhibit
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

     We filed a Current Report on Form 8-K, Items 7 and 12, on October 30, 2003 in connection with the issuance of a press release announcing financial results for the third quarter and nine months ended September 29, 2003.

INGRAM MICRO INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	Beginning	costs and			at end of
Description	of year	expenses	Deductions	Other(*)	year
Allowance for doubtful accounts receivable and sales returns:
2003	$89,889	$54,096	($56,046)	$3,674	$91,613
2002	79,927	50,765	(46,415)	5,612	89,889
2001	96,994	58,960	(75,090)	(937)	79,927

*Other includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT
SCHEDULE

To the Board of Directors of Ingram Micro Inc.

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004, appearing in the 2003 Annual Report to Shareowners of Ingram Micro Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
March 11, 2004

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

	By:	/s/ Larry C. Boyd

Larry C. Boyd
Senior Vice President and Acting
Secretary and Acting General Counsel
March 18, 2004

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE
/s/ Kent B. Foster Kent B. Foster	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2004

/s/ Thomas A. Madden Thomas A. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2004

/s/ John R. Ingram John R. Ingram	Director	March 18, 2004

/s/ Martha R. Ingram Martha R. Ingram	Director	March 18, 2004

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	March 18, 2004

/s/ Dale R. Laurance Dale R. Laurance	Director	March 18, 2004

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	March 18, 2004

/s/ Michael T. Smith Michael T. Smith	Director	March 18, 2004

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 18, 2004

EXHIBIT INDEX

Exhibit
No.	Exhibit
3.01	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))

3.02	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))

3.03	Amended and Restated Bylaws of the Company dated as of May 30, 2002 (incorporated by reference to Exhibit 3.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 28, 2002 (the “2002 Q3 10-Q”))

4.01	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to
9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)

10.01	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.02	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.03	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.04	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.05	Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))

10.06	Ingram Micro Inc. 2003 Equity Incentive Plan

10.07	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the 2002 Q3 10-Q)

10.08	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.09	Board Representation Agreement dated as of November 6, 1996 (incorporated by reference to Exhibit 10.15 to the Thrift Plan S-1)

10.10	Amendment No. 1 to the Board Representation Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 3.4 to the 2001 S-4)

Exhibit
No.	Exhibit
10.11	Amendment No. 2 to the Board Representation Agreement dated as of March 12, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (“the “2001 10-K”))

10.12	Amendment No. 3 to the Board Representation Agreement dated as of Mary 30, 2002 (incorporated by reference to Exhibit 10.43 to the 2002 Q3 10-Q)

10.13	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.14	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to The Thrift Plan S-1)

10.15	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.16	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

10.17	Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1999)

10.18	Registration Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (File No. 333-93783) (the “1999 S-3”))

10.19	Warrant Agreement dated as of December 3, 1999 between the Company and Softbank Corp. (incorporated by reference to Exhibit 4.02 to the 1999 S-3)

10.20	Executive Retention Agreement with Michael J. Grainger, dated January 31, 2000 (incorporated by reference to Exhibit 10.48 to the 1999 10-K)

10.21	Executive Retention Agreement with Kevin M. Murai, dated January 31, 2000 (incorporated by reference to Exhibit 10.49 to the 1999 10-K)

10.22	Executive Retention Agreement with Gregory M.E. Spierkel, dated January 31, 2000 (incorporated by reference to Exhibit 10.50 to the 1999 10-K)

10.23	Executive Retention Agreement with Henri T. Koppen, dated January 31, 2000 (incorporated by reference to Exhibit 10.51 to the 1999 10-K)

10.24	Executive Retention Agreement with Guy P. Abramo, dated January 31, 2000 (incorporated by reference to Exhibit 10.52 to the 1999 10-K)

10.25	Executive Retention Agreement with James E. Anderson, Jr., dated January 31, 2000 (incorporated by reference to Exhibit 10.53 to the 1999 10-K)

Exhibit
No.	Exhibit
10.26	Executive Retention Agreement with David M. Finley, dated January 31, 2000 (incorporated by reference to Exhibit 10.54 to the 1999 10-K)

10.27	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the 1999 10-K)

10.28	Amended and Restated Pooling Agreement dated as of March 8, 2000 among Ingram Funding Inc. (“Funding”), the Company and The Chase Manhattan Bank (“Chase”), as trustee (the “Amended Pooling Agreement”) (incorporated by reference to Exhibit 10.56 to the 1999 10-K)

10.29	Amended and Restated Receivables Sale Agreement dated as of March 8, 2000 between Funding, as Purchaser, and the Company, as Seller and Servicer (incorporated by reference to Exhibit 10.57 to the 1999 10-K)

10.30	Amended and Restated Servicing Agreement dated as of March 8, 2000 among Funding, the Company, as Master Servicer and Servicer, and Chase, as trustee (incorporated by reference to Exhibit 10.58 to the 1999 10-K)

10.31	Series 2000-1 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.59 to the 1999 10-K)

10.32	Series 1994-3 Supplement to the Amended Pooling Agreement dated as of March 8, 2000 among Funding, the Company and Chase (incorporated by reference to Exhibit 10.61 to the 1999 10-K)

10.33	Agreement dated March 8, 2000 among the Company, Ingram Funding Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.63 to the 1999 10-K)

10.34	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))

10.35	Executive Retention Plan Agreement with Guy P. Abramo (incorporated by reference to Exhibit 10.02 to the Q2 2001 10-Q)

10.36	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)

10.37	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)

10.38	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”) (incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended December 28, 2002 (the “2002 10-K”))

Exhibit Index

Exhibit
No.	Exhibit
10.39	Amendment No. 1 dated as of February 20, 2003 to the 2002 Credit Agreement (incorporated by reference to Exhibit 10.42 to the 2002 Form 10-K)

10.40	Amendment No. 1 dated as of February 10, 2003 to Series 2000-1 Supplement dated as of March 8, 2000 among Funding, the Company as Master Servicers, Redwood Receivables Corporation, as the sole Purchaser, JPMorgan Chase Bank, as Trustee, and General Electric Capital Corporation, as Agent and sole Liquidity Bank (incorporated by reference to Exhibit 10.44 to the 2002 Form 10-K)

10.41	Amendment No. 1 to Amended and Restated Receivables Sale Agreement dated October 24, 2003 by and between Ingram Funding, Inc., a Delaware corporation and Ingram Micro Inc.

10.42	Lockbox Agreement dated October 24, 2003 with Fleet National Bank

10.43	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the 2002 Form 10-K)

10.44	Amendment to Executive Retention Plan Agreement with Henri T. Koppen

10.45	Separation Agreement dated as of February 14, 2003 with David M. Finley (incorporated by reference to Exhibit 10.46 to the 2002 Form 10-K)

10.46	2003 Executive Retention Agreement with Michael J. Grainger dated December 19, 2003

10.47	Separation Agreement dated as of January 30, 2004 with James E. Anderson, Jr.

10.48	Agreement dated August 14, 2003, as amended and restated December 29, 2003, between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Compu-Shack-Electronic GMBH as Originator and Ingram Micro Holding GMBH (the “German ABS Agreement”)

10.49	Letter dated January 24, 2004 waiving certain conditions in the German ABS Agreement

10.50	Consent letter dated October 24, 2003 relating to change in Lockbox Agreement under the Pooling Agreement and the Series 1994-3 Supplement

10.51	Consent letter dated October 24, 2003 relating to change in Lockbox Agreement under the Pooling Agreement and the Series 2000-1 Supplement

10.52	Executive Officer Severance Policy Adopted October 2003

10.53	Management Contract with Asger Falstrup

13.01	Portions of Annual Report to Shareowners for the fiscal year ended January 3, 2004

14.01	Code of Conduct

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Accountants regarding certain Registration Statements on Form S-8

23.02	Consent of Independent Accountants regarding Registration Statements on Form S-3

Exhibit
No.	Exhibit
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.01	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995