Form 10-Q
period 2004-04-03
INGRAM MICRO INC
filed 2004-05-12
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The Registrant had 155,395,391 shares of Class A Common Stock, par value $.01 per share, outstanding at April 3, 2004.

INGRAM MICRO INC.

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)

	April 3,	January 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$656,896	$279,587
Accounts receivable:
Trade receivables	1,702,415	1,955,979
Retained interest in securitized receivables	506,717	499,923

Total accounts receivable (less allowances of $86,880 and $91,613)	2,209,132	2,455,902
Inventories	1,611,734	1,915,403
Other current assets	340,105	317,201

Total current assets	4,817,867	4,968,093
Property and equipment, net	198,980	210,722
Goodwill	245,007	244,174
Other	50,380	51,173

Total assets	$5,312,234	$5,474,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,523,322	$2,821,518
Accrued expenses	396,912	390,244
Current maturities of long-term debt	198,588	128,346

Total current liabilities	3,118,822	3,340,108
Long-term debt, less current maturities	216,536	239,909
Deferred income taxes and other liabilities	31,009	21,196

Total liabilities	3,366,367	3,601,213

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 155,395,391 and 151,963,667 shares issued and outstanding	1,554	1,520
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	767,998	720,810
Retained earnings	1,139,509	1,101,954
Accumulated other comprehensive income	37,251	48,812
Unearned compensation	(445)	(147)

Total stockholders’ equity	1,945,867	1,872,949

Total liabilities and stockholders’ equity	$5,312,234	$5,474,162

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net sales	$6,275,640	$5,474,214
Cost of sales	5,934,186	5,177,982

Gross profit	341,454	296,232

Operating expenses:
Selling, general and administrative	274,759	257,202
Reorganization costs	125	11,939

	274,884	269,141

Income from operations	66,570	27,091

Other expense (income):
Interest income	(1,752)	(2,937)
Interest expense	9,901	6,919
Losses on sales of receivables	1,859	4,317
Net foreign exchange loss	860	1,863
Other	474	1,440

	11,342	11,602

Income before income taxes	55,228	15,489
Provision for income taxes	17,673	5,421

Net income	$37,555	$10,068

Basic earnings per share	$0.24	$0.07

Diluted earnings per share	$0.24	$0.07

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in 000’s)
(Unaudited)

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Cash flows from operating activities:
Net income	$37,555	$10,068
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	14,767	22,996
Noncash charges for losses on disposals of property and equipment	—	1,911
Noncash charges for interest and compensation	1,524	1,279
Deferred income taxes	5,743	20,272
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	5,000	(3,000)
Accounts receivable	198,239	286,338
Inventories	281,532	94,822
Other current assets	(31,958)	14,861
Accounts payable	(231,842)	(401,131)
Accrued expenses	23,991	(198,080)

Cash provided (used) by operating activities	304,551	(149,664)

Cash flows from investing activities:
Purchases of property and equipment	(5,275)	(11,453)
Acquisitions, net of cash acquired	(1,078)	(6,271)
Other	(4)	530

Cash used by investing activities	(6,357)	(17,194)

Cash flows from financing activities:
Proceeds from exercise of stock options	40,603	1,107
Change in book overdrafts	(38,315)	(9,734)
Net proceeds from debt	79,596	66,246

Cash provided by financing activities	81,884	57,619

Effect of exchange rate changes on cash and cash equivalents	(2,769)	16,751

Increase (decrease) in cash and cash equivalents	377,309	(92,488)
Cash and cash equivalents, beginning of period	279,587	387,513

Cash and cash equivalents, end of period	$656,896	$295,025

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in 000’s, except per share data)
(Unaudited)

Note 1 – Organization and Basis of Presentation

     Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro operates in North America, Europe, Asia-Pacific and Latin America.

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of April 3, 2004, and its results of operations and cash flows for the thirteen weeks ended April 3, 2004 and March 29, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2004. The results of operations for the thirteen weeks ended April 3, 2004 may not be indicative of the results of operations that can be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Due to the significance of the Company’s Asia-Pacific region’s net sales in 2003, the Company reported its Asia-Pacific and Latin America operations as separate segments. Previously, the Asia-Pacific and Latin America regions were combined and reported as its “Other International” segment. Prior year amounts have been disclosed to conform to the current segment reporting structure.

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

     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net income	$37,555	$10,068

Weighted average shares	153,406,490	150,905,166

Basic earnings per share	$0.24	$0.07

Weighted average shares including the dilutive effect of stock options and warrants (5,555,802 and 312,045 for the thirteen weeks ended April 3, 2004 and March 29, 2003, respectively)	158,962,292	151,217,211

Diluted earnings per share	$0.24	$0.07

     There were approximately 7,363,000 and 33,631,000 options for the thirteen weeks ended April 3, 2004 and March 29, 2003, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Accounting for Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“FAS 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net income, as reported	$37,555	$10,068
Compensation expense as determined under FAS 123, net of related tax effects	6,242	7,213

Pro forma net income	$31,313	$2,855

Earnings per share:
Basic – as reported	$0.24	$0.07

Basic – pro forma	$0.20	$0.02

Diluted – as reported	$0.24	$0.07

Diluted – pro forma	$0.20	$0.02

     The weighted average fair value per option granted during the thirteen weeks ended April 3, 2004 and March 29, 2003 were $4.94 and $4.24, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Risk-free interest rate	2.36%	2.16%
Expected years until exercise	3.0 years	3.0 years
Expected stock volatility	39.9%	52.7%

Note 3 – Comprehensive Income

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and was comprised of net income and other comprehensive income, which consists of change in foreign currency translation adjustments, for the thirteen weeks ended April 3, 2004 and March 29, 2003 as summarized below:

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net income	$37,555	$10,068
Change in foreign currency translation adjustments	11,561	9,614

Comprehensive income	$49,116	$19,682

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Accumulated other comprehensive income included in stockholders’ equity totaled $37,251 and $48,812 at April 3, 2004 and January 3, 2004, respectively, and consisted solely of foreign currency translation adjustments.

Note 4 – Goodwill

     The changes in the carrying amount of goodwill for the thirteen weeks ended April 3, 2004 and March 29, 2003 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at January 3, 2004	$78,444	$9,308	$156,422	$—	$244,174
Acquisitions	—	1,078	—	—	1,078
Foreign currency translation	(15)	(230)	—	—	(245)

Balance at April 3, 2004	$78,429	$10,156	$156,422	$—	$245,007

Balance at December 28, 2002	$78,310	$2,111	$153,501	$—	$233,922
Acquisitions	—	4,552	—	—	4,552
Foreign currency translation	43	206	180	—	429

Balance at March 29, 2003	$78,353	$6,869	$153,681	$—	$238,903

     In October 2002, the Company acquired an IT distributor in Belgium. In addition to the initial cash payment, the purchase agreement requires the Company to pay the seller up to Euro 1.13 million for each of the next three years based on an earn-out formula. The addition to goodwill of $1,078 for the thirteen weeks ended April 3, 2004 represents the amount paid to the seller for the first year’s achievement of the earn-out.

     In February 2003, the Company increased ownership in Ingram Macrotron AG, a German-based distribution company, by acquiring the remaining interest of approximately 3% held by minority shareholders. The purchase price of this acquisition consisted of a cash payment of $6,271, resulting in the recording of $4,552 of goodwill. Court actions have been filed by several minority shareholders contesting the adequacy of the purchase price paid for the shares and various other actions, which could affect the purchase price. Depending upon the outcome of these actions, additional payments for such shares may be required.

Note 5 – Reorganization and Profit Enhancement Program Costs

     In September 2002, the Company announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margins and reduction of selling, general, and administrative expenses. Key components of these initiatives included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. In addition, the Company has implemented other actions outside the scope of the comprehensive profit enhancement program, which are designed to further improve operating results. The implementation of the actions associated with the comprehensive profit enhancement program and other actions taken resulted in restructuring costs and other major-program costs, which are more fully described below.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Reorganization Costs

     The Company has developed and implemented detailed plans for restructuring actions in connection with the comprehensive profit enhancement program and other actions it has taken. The following table summarizes the components of the Company’s reorganization costs by region for the thirteen weeks ended April 3, 2004, and for each of the quarters in the year ended January 3, 2004 resulting from the detailed actions initiated:

		Employee
	Headcount	Termination	Facility	Other	Total
Quarter ended	Reduction	Benefits	Costs	Costs	Cost
April 3, 2004
North America	—	$(94)	$(97)	$—	$(191)
Europe	—	—	—	—	—
Asia-Pacific	30	316	—	—	316
Latin America	—	—	—	—	—

Thirteen Weeks ended April 3, 2004	30	$222	$(97)	$—	$125

January 3, 2004
North America	135	$773	$3,287	$—	$4,060
Europe	60	1,285	694	—	1,979
Asia-Pacific	10	41	—	—	41
Latin America	90	631	125	13	769

Subtotal	295	2,730	4,106	13	6,849

September 27, 2003
North America	20	422	253	—	675
Europe	45	591	158	(24)	725
Asia-Pacific	5	20	—	—	20
Latin America	45	70	—	—	70

Subtotal	115	1,103	411	(24)	1,490

June 28, 2003
North America	245	1,658	(242)	48	1,464
Europe	—	(82)	141	(293)	(234)
Asia-Pacific	—	1	—	—	1
Latin America	20	61	—	—	61

Subtotal	265	1,638	(101)	(245)	1,292

March 29, 2003
North America	280	3,564	—	1,471	5,035
Europe	60	864	5,787	81	6,732
Asia-Pacific	10	12	—	—	12
Latin America	15	160	—	—	160

Subtotal	365	4,600	5,787	1,552	11,939

Full year 2003	1,040	$10,071	$10,203	$1,296	$21,570

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The reorganization charge of $125 for the first quarter of 2004 included $316 related to detailed actions taken during the quarter, partially offset by credits of $8 and $86 related to detailed actions taken in the second and fourth quarters of 2003 for lower than anticipated costs associated with employee termination benefits in North America and a credit of $97 related to actions taken in third quarter of 2002 for lower than expected costs associated with facility consolidations in North America.

Quarter ended April 3, 2004

     Reorganization costs for the first quarter 2004 were primarily comprised of employee termination benefits for workforce reductions in Asia-Pacific.

     The reorganization charges, related payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
		Against the		April 3,
	Costs	Liability	Adjustments	2004
Employee termination benefits	$316	$192	$—	$124

Quarter ended January 3, 2004

     Reorganization costs for the fourth quarter 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and, to a lesser extent, lease exit costs for facility consolidations in North America, Europe and Latin America.

     The payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$889	$421	$(86)	$382
Facility costs	1,816	103	—	1,713

Total	$2,705	$524	$(86)	$2,095

     The adjustment reflects lower costs of employee termination benefits in North America totaling $86 recorded in the first quarter of 2004.

Quarter ended September 27, 2003

     Reorganization costs for the third quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and, to a lesser extent, lease exit costs for facility consolidations in Europe.

     The payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$41	$1	$—	$40

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$20	$12	$(8)	$—
Facility costs	880	142	—	738
Other costs	48	48	—	—

Total	$948	$202	$(8)	$738

     The adjustment reflects lower costs of employee termination benefits in North America totaling $8 recorded in the first quarter of 2004.

Quarter ended March 29, 2003

     Reorganization costs for the first quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide; facility exit costs, principally comprised of lease exit costs associated with the downsizing of an office facility and exit of a warehouse in Europe; and other costs, primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions. These restructuring actions are complete; however, future cash outlays will be required primarily due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$630	$473	$—	$157
Facility costs	2,102	365	—	1,737
Other costs	529	529	—	—

Total	$3,261	$1,367	$—	$1,894

Quarter ended December 28, 2002

     Reorganization costs for the fourth quarter 2002 were primarily comprised of employee termination benefits for workforce reductions primarily in North America and Europe; facility exit costs were primarily comprised of lease exit costs for the downsizing of the Williamsville, New York office facility, and consolidating the Mississauga, Canada office facility; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are complete; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$265	$164	$—	$101
Facility costs	10,300	999	—	9,301

Total	$10,565	$1,163	$—	$9,402

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Quarter ended September 28, 2002

     Reorganization costs for the third quarter 2002 were primarily comprised of employee termination benefits for workforce reductions worldwide; facility exit costs primarily comprised of lease exit costs for the closure of the Memphis, Tennessee configuration center and Harrisburg, Pennsylvania returns center, downsizing the Carol Stream, Illinois and Jonestown, Pennsylvania distribution centers, closing the European assembly facility and the consolidation of operations in Australia; and other costs associated with the reorganization activities. These restructuring actions are substantially complete; however, future cash outlays will be required due to future lease payments related to exited facilities.

     The payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 3,
	2004	Liability	Adjustments	2004
Facility costs	$6,386	$1,259	$(97)	$5,030

     The adjustment reflects lower than expected lease obligations associated with the closure of the Harrisburg, Pennsylvania returns center totaling $97 recorded in the first quarter of 2004.

Actions prior to June 30, 2002

     Prior to June 30, 2002, detailed actions under the Company’s reorganization plan included workforce reductions and facility consolidations worldwide. Facility consolidations primarily included consolidation of the Company’s North American headquarters in Santa Ana, California, closing the Newark and Fullerton, California distribution centers, downsizing the Miami, Florida distribution center, closing the returns processing centers in Santa Ana and Rancho Cucamonga, California, centralizing returns in the Harrisburg, Pennsylvania returns center, and consolidation and/or exit of warehouse and office facilities in Europe, Latin America and Asia-Pacific. These restructuring actions are completed; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the thirteen weeks ended April 3, 2004 and the remaining liability at April 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$232	$51	$—	$181
Facility costs and other	1,443	419	—	1,024

Total	$1,675	$470	$—	$1,205

Other Profit Enhancement Program Implementation Costs

     For the thirteen weeks ended March 29, 2003, other costs related to the implementation of the comprehensive profit enhancement program totaled $8,223. Of the total $8,223 in other major-program costs, approximately $7,780 was recorded as selling, general and administrative expenses and comprised of $5,125 of incremental depreciation ($4,218 in North America and $907 in Europe) resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions, and $2,655 primarily comprised of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America. In addition, other major-program costs of $443 were recorded in cost of sales and primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas in Europe.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 6 – Accounts Receivable

     The Company has a revolving accounts receivable securitization program in the U.S., which provides for the issuance of up to $700,000 in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, which expires in March 2005, most of the Company’s U.S. trade accounts receivable are transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At April 3, 2004 and January 3, 2004, the amount of undivided interests sold to and held by third parties totaled $65,000, and $60,000, respectively.

     The Company also has certain other trade accounts receivable-based facilities in Canada and Europe, which provide up to approximately $328,000 of additional financing capacity, depending upon the level of trade accounts receivable eligible to be transferred or sold. Approximately $114,000 of this capacity expires in August 2004 with the balance expiring in 2007. At April 3, 2004 and January 3, 2004, there were no trade accounts receivable sold to and held by third parties under these programs.

     The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt, interest coverage and trade accounts receivable portfolio performance covenants. The Company is also restricted in the amount of dividends it can pay as well as the amount of common stock that it can repurchase annually. At April 3, 2004, the Company was in compliance with all covenants or other requirements set forth in its accounts receivable financing programs discussed above.

     Losses in the amount of $1,859 and $4,317 for the thirteen weeks ended April 3, 2004 and March 29, 2003, respectively, related to the sale of trade accounts receivable under these facilities are included in other expenses in the Company’s consolidated statement of income.

Note 7 – Long-Term Debt

The Company’s debt consists of the following:

	April 3,	January 3,
	2004	2004
Revolving unsecured credit facilities and other debt	$135,764	$128,346
European revolving trade accounts receivable backed financing facilities	62,824	20,207
Senior subordinated notes	216,536	219,702

	415,124	368,255
Current maturities of long-term debt	(198,588)	(128,346)

	$216,536	$239,909

     In June 2002, the Company entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of one of our European subsidiaries for Euro 107 million, or approximately $132,000, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In August 2003, the Company entered into another three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of two other European subsidiaries for Euro 230 million, or approximately $283,000, with the same financial institution and related issuer of third-party commercial paper. In March 2004, the terms of these agreements were amended to eliminate the minimum borrowing requirements that existed under the original agreements and remove the smaller of the two European subsidiaries from the August 2003 facility. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 8 – Segment Information

     The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. Due to the significance of the Company’s Asia-Pacific region’s net sales, the Company is now reporting Asia-Pacific and Latin America as separate segments. Previously, the Asia-Pacific and Latin America regions were combined and reported as the Company’s “Other International” segment. Prior year amounts have been disclosed to conform to the current segment reporting structure.

     Geographic areas in which the Company operated during 2004 include North America (United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, The Netherlands, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

     Financial information by geographic segment is as follows:

	As of and for the
	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net sales:
North America
Sales to unaffiliated customers	$2,781,188	$2,755,012
Intergeographic sales	35,898	30,757
Europe	2,612,746	1,928,828
Asia-Pacific	627,112	548,304
Latin America	254,594	242,070
Eliminations of intergeographic areas	(35,898)	(30,757)

Total	$6,275,640	$5,474,214

Income from operations:
North America	$25,280	$14,851
Europe	39,030	11,435
Asia-Pacific	28	139
Latin America	2,232	666

Total	$66,570	$27,091

Identifiable assets:
North America	$3,299,492	$3,189,306
Europe	1,617,237	1,118,610
Asia-Pacific	195,117	184,446
Latin America	200,388	196,552

Total	$5,312,234	$4,688,914

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	As of and for the
	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Capital expenditures:
North America	$3,584	$7,562
Europe	1,114	3,085
Asia-Pacific	412	414
Latin America	165	392

Total	$5,275	$11,453

Depreciation:
North America	$9,217	$16,520
Europe	4,221	5,049
Asia-Pacific	786	804
Latin America	543	623

Total	$14,767	$22,996

     Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Reorganization costs (Note 5):
North America	$(191)	$5,035
Europe	—	6,732
Asia-Pacific	316	12
Latin America	—	160

Total	$125	$11,939

Other profit enhancement program costs (Note 5):
Charged to cost of sales:
Europe	$—	$443

Charged to operating expenses:
North America	$—	$6,873
Europe	—	907

Total	$—	$7,780

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

     As is customary in the IT distribution industry, the Company has arrangements with certain finance companies that provide inventory-financing facilities for its customers. In conjunction with certain of these arrangements, the Company has agreements with the finance companies that would require it to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date.

     At April 3, 2004, the Company had deferred tax liabilities of $2,418, $42,131 and $5,637 related to the gains realized on the sales of SOFTBANK Corp., or Softbank, common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its outside advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when these deferred tax liabilities will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. Accordingly, the Company continues to provide for these tax liabilities. If the Company is successful in obtaining a favorable resolution of this matter, the Company’s tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, the Company believes that it will be able to fund any such taxes that may be assessed on this matter with available sources of liquidity.

     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment for approximately $9,300, including interest and penalties, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal advisors, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; revenues, margin; expenses and other operating results or ratios; operating efficiencies; economic conditions; cost savings; capital expenditures; liquidity; capital requirements and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the fiscal year ended January 3, 2004. We disclaim any duty to update any forward-looking statements.

Overview of Our Business

     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales (“gross margin”) and narrow income from operations as a percentage of net sales (“operating margin”). Historically, our margins have been impacted by intense price competition, as well as changes in vendor terms and conditions, including, but not limited to, significant reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors, and reduced time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented and continue to refine changes to our pricing strategies, inventory management processes, and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied, and continue to rely heavily on debt, trade credit from vendors and accounts receivable financing programs for our working capital needs.

     We have made substantial operating improvements through a variety of strategic actions we have taken since June 2001 when we initiated a broad-based reorganization plan to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. Also, in September 2002, we announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margin and reduction of selling, general and administrative expenses, or SG&A expenses. Key components of this initiative included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. In addition, we have implemented other initiatives on a periodic basis to improve business processes, reduce costs, and improve operations. These actions have resulted in reorganization costs for severance expenses, lease termination costs and other costs associated with the exit of facilities or other contracts. These actions have also resulted in other program implementation costs charged to cost of sales and SG&A expenses for program management and consulting expenses, accelerated depreciation, losses on disposals of certain assets, costs related to outsourcing of certain IT infrastructure functions, costs associated with geographic relocation, and inventory and vendor-program losses primarily associated with the exit of certain businesses.

Results of Operations

     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen weeks indicated (in millions). Due to the significance of our Asia-Pacific region’s net sales, we are now reporting Asia-Pacific and Latin America as separate segments. Previously, the Asia-Pacific and Latin America regions were combined and reported as our “Other International” segment.

Management’s Discussion and Analysis Continued

	Thirteen Weeks Ended
	April 3,		March 29,
	2004		2003
Net sales by geographic region:
North America	$2,781	44.3%	$2,755	50.4%
Europe	2,613	41.6	1,929	35.2
Asia-Pacific	627	10.0	548	10.0
Latin America	255	4.1	242	4.4

Total	$6,276	100.0%	$5,474	100.0%

	Thirteen Weeks Ended
	April 3,		March 29,
	2004		2003
Operating income and operating margin by geographic region:
North America	$25.3	0.9%	$14.9	0.5%
Europe	39.1	1.5	11.4	0.6
Asia-Pacific	0.0	0.0	0.1	0.0
Latin America	2.2	0.9	0.7	0.3

Total	$66.6	1.1%	$27.1	0.5%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	94.6	94.6

Gross profit	5.4	5.4
Operating expenses:
Selling, general and administrative	4.3	4.7
Reorganization costs	0.0	0.2

Income from operations	1.1	0.5
Other expense (income), net	0.2	0.2

Income before income taxes	0.9	0.3
Provision for income taxes	0.3	0.1

Net income	0.6%	0.2%

Results of Operations for the Thirteen Weeks Ended April 3, 2004 Compared to Thirteen Weeks Ended March 29, 2003

     Our consolidated net sales increased 14.6% to $6.28 billion for the thirteen weeks ended April 3, 2004, or first quarter of 2004, from $5.47 billion for the thirteen weeks ended March 29, 2003, or first quarter of 2003. The increase in net sales was primarily attributable to the stronger demand of IT products and services, particularly in Europe and Asia-Pacific and the strengthening European currencies compared to the U.S. dollar (which represented approximately six percentage points of the growth).

     We generated approximately 40% of our net sales in fiscal 2003 from products purchased from our top three vendors. Hewlett-Packard Company, or HP, individually represented more than 10% of our net sales in fiscal year 2003. In late 2002, HP increased the level of business it transacts directly with end-users and/or resellers in certain product categories, customer segments and/or geographies (principally in the North American region, which may be expanded to the European region in the near term). As a result, our net sales have been and

Management’s Discussion and Analysis Continued

could continue to be negatively affected. In addition, the expansion of a direct sales strategy by one or more of our other major vendors could adversely affect our future revenues and profitability.

     Net sales from our North American operations remained relatively flat at $2.78 billion in the first quarter of 2004 compared to $2.75 billion in the first quarter of 2003, reflecting a more stable demand for IT products and services. Net sales from our European operations increased 35.5% to $2.61 billion in the first quarter of 2004 from $1.93 billion in the first quarter of 2003, primarily due to the appreciation of European currencies compared to the U.S. dollar, which contributed approximately 18 percentage points of this increase, stronger demand for IT products and services across the region and increases in our market share in certain operations within Europe. Net sales from our Asia-Pacific operations increased 14.4% to $627 million in the first quarter of 2004 from $548 million in the first quarter of 2003, primarily due to continued higher demand for IT products and services in this emerging market. As we continue to focus on profitable growth in our Asia-Pacific region and make changes to business processes, add or delete products or customers, and implement other changes in the region, revenue growth rates and profitability in this emerging region may fluctuate significantly from quarter to quarter. Net sales from our Latin America operations increased 5.2% to $255 million in the first quarter of 2004 from $242 million in the first quarter of 2003 primarily due to relatively stronger demand.

     Gross margin remained flat at 5.4% in the first quarters of 2004 and 2003. This reflects strong inventory management and benefits from our comprehensive profit enhancement program, offset by an intense competitive environment primarily in North America. We continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses increased 6.8% to $274.8 million in the first quarter of 2004 from $257.2 million in the first quarter of 2003. The increase in SG&A expenses was primarily attributable to the translation impact of the strengthening European currencies of approximately $14 million and increased expenses required to support the growth of our business, partially offset by the reduction of implementation costs of $7.8 million associated with our comprehensive profit enhancement program in the prior year (see Note 5 to our consolidated financial statements). As a percentage of net sales, total SG&A expenses decreased to 4.3% in the first quarter of 2004 compared to 4.7% in the first quarter of 2003 primarily due to the economies of scale from the higher level of revenue and savings from our comprehensive profit enhancement program and other actions we have taken as well as the reduction of the related implementation costs, and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term. For example, we plan to combine certain activities and take other actions as necessary in the German region, which may result in increased expenses of up to $5 million per quarter over the balance of the year, primarily to drive operating improvements over the long term in our German-based networking business.

     In the first quarter of 2004, we incurred reorganization costs of $0.1 million, consisting of a charge of $0.3 million relating to employee termination benefits for 30 employees in Asia-Pacific during the quarter, partially offset by $0.2 million of credits related to detailed actions taken in previous quarters for lower than anticipated costs associated with employee termination benefits and lower than expected costs associated with facility consolidations. For the first quarter of 2003, reorganization costs were $11.9 million ($5.0 million in North America, $6.7 million in Europe and $0.2 million in Latin America). Reorganization costs included $4.6 million in employee termination benefits for approximately 365 employees ($3.5 million for approximately 280 employees in North America, $0.9 million for approximately 60 employees in Europe, $0.2 million for approximately 15 employees in Latin America); $5.8 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities in Europe; and $1.5 million of other costs primarily due to contract terminations ($1.4 million in North America and $0.1 million in Europe).

Management’s Discussion and Analysis Continued

     Income from operations as a percentage of net sales increased to 1.1% in the first quarter of 2004 from 0.5% in the first quarter of 2003. Our North American income from operations as a percentage of net sales increased to 0.9% in the first quarter of 2004 from 0.5% in the first quarter of 2003, reflecting the improvements realized from our comprehensive profit enhancement program and other actions we have taken as well as the reduction of related implementation costs. Our European income from operations as a percentage of net sales increased to 1.5% in the first quarter of 2004 from 0.6% in the first quarter of 2003. Income from operations for Europe was positively impacted by improvements from our comprehensive profit enhancement program and other actions we have taken, a reduction in related implementation costs, and economies of scale from the higher volume of business. Our Asia-Pacific income from operations as a percentage of net sales remained flat at less than 0.1% in the first quarters of 2004 and 2003. We continue to implement process improvements in this region to drive improved operating margins in this developing market in the future. Our Latin American income from operations as a percentage of net sales increased to 0.9% in the first quarter of 2004 from 0.3% in the first quarter of 2003 reflecting improvements in processes in the region.

     Other expense (income) consisted primarily of interest, losses on sales of receivables under our ongoing accounts receivable-based financing facilities, foreign currency exchange losses and other non-operating gains and losses. We recorded net other expense of $11.3 million in the first quarter of 2004 compared to $11.6 million in the first quarter of 2003. The slight reduction in net other expense in the first quarter of 2004 compared to the first quarter of 2003 primarily resulted from reductions in our aggregate borrowings and sales of receivables, reflecting our continued strong working capital management, as well as lower foreign currency exchange losses.

     Our effective tax rate was 32% in first quarter of 2004 compared to 35% in the first quarter of 2003. The decrease in the 2004 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions as well as the benefits of our ongoing tax strategies.

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months and worldwide pre-holiday stocking in the retail channel during the September-to-December period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in the countries where we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruptions caused by reorganization efforts, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.

Management’s Discussion and Analysis Continued

     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Liquidity and Capital Resources

Cash Flows

     We have financed working capital needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, and proceeds from senior subordinated notes issued in August 2001. The following is a detailed discussion of our cash flows for the first quarters of 2004 and 2003.

     Our cash and cash equivalents totaled $656.9 million and $279.6 million at April 3, 2004 and January 3, 2004, respectively.

     Net cash provided by operating activities was $304.6 million in the first quarter of 2004 compared to net cash used by operating activities of $149.7 million in the first quarter of 2003. The net cash provided by operating activities in the first quarter of 2004 was primarily due to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. These reductions reflect the seasonally lower volume of business in the first quarter as well as our strong working capital management. The net cash used by operating activities in the first quarter of 2003 principally reflects decreases in our accrued expenses and accounts payable, partially offset by reductions of accounts receivable and inventory. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap and payments of variable compensation and profit enhancement program costs. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonal decline in sales during the quarter. The accounts payable reduction in the first quarters of 2004 and 2003 also reflects a reduction in days payable outstanding to levels more in line with historical trends.

     Net cash used by investing activities was $6.4 million in the first quarter of 2004 compared to $17.2 million in the first quarter of 2003. The net cash used by investing activities in the first quarters of 2004 and 2003 was primarily due to capital expenditures.

     Net cash provided by financing activities was $81.9 million in the first quarter of 2004 compared to $57.6 million in the first quarter of 2003. The net cash provided by financing activities in the first quarter of 2004 primarily reflects proceeds received from the exercise of stock options of $40.6 million and net proceeds of $79.6 from our debt facilities, partially offset by a decrease in our book overdrafts. The net cash provided by financing activities in the first quarter of 2003 was principally due to net proceeds from our debt facilities of $66.2 million.

Capital Resources

     In spite of the tightening of terms and availability of credit to businesses in general, we believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

     On-Balance Sheet Capital Resources

     In June 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of one of our European subsidiaries for Euro 107 million, or approximately $132 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In August 2003, we entered into another three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of two other European subsidiaries for Euro 230 million, or approximately $283 million, with the same financial institution and related issuer of third-party commercial paper. In March 2004, the terms of these agreements were amended to eliminate the minimum borrowing requirements that existed under the original agreements and remove the smaller of the two European subsidiaries from the August 2003 facility. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR.

Management’s Discussion and Analysis Continued

     Our ability to access financing under both European facilities is dependent upon the level of eligible trade accounts receivable of two of our European subsidiaries, and the level of market demand for commercial paper. As of April 3, 2004, our actual aggregate capacity under the European programs, based on eligible accounts receivable outstanding was approximately $259 million.

     We could, however, lose access to all or part of our financing under these European facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of both programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under both programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term. At April 3, 2004 and January 3, 2004, we had borrowings of $19.7 million and $20.2 million, respectively, under the June 2002 European facility and at April 3, 2004, we had borrowings of $43.1 million under the August 2003 European facility.

     We have a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. At April 3, 2004 and January 3, 2004, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At April 3, 2004 and January 3, 2004, letters of credit totaling approximately $27.3 million and $63.7 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under the agreement by the same amounts.

     On August 16, 2001, we sold $200 million of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million, net of issuance costs of approximately $3.7 million.

     Interest on the notes is payable semi-annually in arrears on each February 15 and August 15. We may redeem any of the notes beginning on August 15, 2005 with an initial redemption price of 104.938% of their principal amount plus accrued interest. The redemption price of the notes will be 102.469% plus accrued interest beginning on August 15, 2006 and will be 100% of their principal amount plus accrued interest beginning on August 15, 2007. In addition, on or before August 15, 2004, we may redeem an aggregate of 35% of the notes at a redemption price of 109.875% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of common stock.

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring posting of collateral by either party and at minimum increments based on the market value of the instrument and credit ratings of either party. The marked-to-market value of the interest rate swap amounted to $17.3 million and $20.5 million at April 3, 2004 and January 3, 2004, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $216.5 million and $219.7 million, respectively.

     We also have additional lines of credit, commercial paper, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $388 million at April 3, 2004. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At April 3, 2004 and January 3, 2004, we had approximately $135.8 million and $128.3 million, respectively, outstanding under these facilities. At April 3, 2004 and January 3, 2004, letters of credit totaling approximately $28.8 million and $29.3 million, respectively, were also issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amounts. The weighted average interest rate on the outstanding borrowings under these credit facilities was 5.2% per annum at April 3, 2004 and January 3, 2004.

Management’s Discussion and Analysis Continued

     Off-Balance Sheet Capital Resources

     We have a revolving accounts receivable securitization program in the U.S., which provides for the issuance of up to $700 million in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, which expires in March 2005, most of our U.S. trade accounts receivable are transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable on our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown on our consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At April 3, 2004 and January 3, 2004, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $65.0 million and $60.0 million, respectively.

     We also have certain other revolving trade accounts receivable-based facilities in Canada and Europe, which provide up to approximately $328 million of additional financing capacity. Approximately $114 million of this capacity expires in August 2004 with the balance expiring in 2007. At April 3, 2004 and January 3, 2004, there were no trade accounts receivable sold to and held by third parties under these programs.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., Canadian, and European programs, or off-balance sheet debt, as of April 3, 2004 and January 3, 2004 totaled $65.0 million and $60.0 million, respectively. The decrease in amounts sold to and held by third parties resulted in an increase in our retained interests in securitized receivables, which was more than offset by an overall decrease in receivables resulting from the lower volume of business compared to the fourth quarter of 2003 and reduction of our days sales outstanding. We believe that available funding under our accounts receivable financing programs provides us increased flexibility to make incremental investments in strategic growth initiatives and to manage working capital requirements.

     Our financing capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. As of April 3, 2004, our actual aggregate capacity under these programs based on eligible accounts receivable outstanding was approximately $615 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the U.S., Canadian, and European accounts receivable financing programs.

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

     Covenant Compliance

     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our off-balance sheet accounts receivable-based facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At April 3, 2004, we were in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our financial partners discussed above.

Management’s Discussion and Analysis Continued

Other Matters

     In December 1998, we purchased 2,972,400 shares of common stock of SOFTBANK Corp., or Softbank, for approximately $50.3 million. During December 1999, we sold approximately 35% of our original investment in Softbank common stock for approximately $230.1 million, resulting in a pre-tax gain of approximately $201.3 million, net of expenses. In January 2000, we sold an additional approximately 15% of our original holdings in Softbank common stock for approximately $119.2 million resulting in a pre-tax gain of approximately $111.5 million, net of expenses. In March 2002, we sold our remaining shares of Softbank common stock for approximately $31.8 million resulting in a pre-tax gain of $6.5 million, net of expenses. We generally used the proceeds from these sales to reduce existing indebtedness. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4.1 million, $69.3 million and $125.2 million, respectively, net of deferred taxes of $2.4 million, $42.1 million and $76.1 million, respectively (see Note 9 to our consolidated financial statements).

     The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our outside advisors and our internal assessment did not allow us to reach that conclusion on this matter and the deferred taxes were provided accordingly. In September 2003, our U.S. Federal tax returns for 1999 were closed, which resolved the matter for U.S. Federal income tax purposes for that year. Accordingly, during the third quarter of 2003, we reversed the related Federal deferred tax liability of $70.5 million associated with the gain on the 1999 sale, thereby reducing our income tax provision in the consolidated statement of income. Although we review our assessments in these matters on a regular basis, we cannot currently determine when the remaining deferred tax liabilities of $2.4 million, $42.1 million and $5.6 million related to the 2002, 2000 and 1999 sales, respectively, will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity.

     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment for approximately $9.3 million, including interest and penalties, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal advisors, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.

Capital Expenditures

     We presently expect our capital expenditures not to exceed $60 million in 2004.

Management’s Discussion and Analysis Continued

Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about competition, revenues, margins, expenses and other operating results or ratios, operating efficiencies, economic conditions, costs savings, capital expenditures, liquidity, and exchange rate fluctuations, are based on our current expectations that involve certain risks which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and results of operations, including without limitation:

•	intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

•	termination of a supply or services agreement with a major supplier or customer or a significant change in supplier terms or conditions of sale;

•	failure of information processing or data security systems could result in significant disruption of business and/or additional costs to us;

•	worsening economic conditions (particularly in purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	delays or failure to achieve the benefits of process or organizational changes we may implement in the business;

•	disruptions in business operations due to reorganization activities;

•	rapid product improvement and technological change and resulting obsolescence risks;

•	possible disruption in commercial activities caused by terrorist activity or armed conflict, including changes in logistics and security arrangements as a result thereof, and reduced customer demand;

•	dependence on key individuals and inability to retain personnel;

•	reductions in credit ratings and/or unavailability of adequate capital;

•	interest rate and foreign currency fluctuations;

•	adverse impact of governmental controls and actions or political or economic instability which could adversely affect foreign operations;

•	failure to attract new sources of business from expansion of products or services or entry into new markets;

•	inability to manage future adverse industry trends;

•	difficulties and risks associated with integrating operations and personnel in acquisitions;

•	future periodic assessments required by current or new accounting standards which may result in additional charges; and

•	dependence on independent shipping companies.

     We have instituted in the past and continue to institute changes to our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 of our Annual Report on Form 10-K for the year ended January 3, 2004; other risks or uncertainties may be detailed from time to time in our future SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our quantitative and qualitative disclosures about market risk for the three-month period ended April 3, 2004 from those disclosed in our Annual report on Form 10-K for the year ended January 3, 2004. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2004.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2004 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Part II. Other Information

     Item 1. Legal Proceedings

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment for approximately $9.3 million, including interest and penalties, alleging these commercial taxes were not properly remitted for the period January 2002 through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

No.	Description
4.1	Amended and Restated Bylaws as of March 23, 2004

10.1	First Amendment to 2003 Executive Retention Agreement with Michael J. Grainger, dated as of April 5, 2004

10.2	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holdings GMBH as Depositor, dated August 14, 2003, amended and restated as of March 31, 2004

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

     b) Reports on Form 8-K

         The Company filed a Current Reports on Form 8-K during the fiscal period ended April 3, 2004 as follows:

•	on February 24, 2004 the Company furnished information under Items 7 and 12 in connection with the issuance of its press release announcing financial results for the year ended January 3, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ Thomas A. Madden

Name:	Thomas A. Madden
Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

May 12, 2004

EXHIBIT INDEX

No.	Description
4.1	Amended and Restated Bylaws as of March 23, 2004

10.1	First Amendment to 2003 Executive Retention Agreement with Michael J. Grainger, dated as of April 5, 2004

10.2	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holdings GMBH as Depositor, dated August 14, 2003, amended and restated as of March 31, 2004

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX