Form 10-Q
period 2004-07-03
INGRAM MICRO INC
filed 2004-08-12
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant had 155,505,699 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 3, 2004.

INGRAM MICRO INC.

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(Dollars in 000’s, except per share data)

	July 3,	January 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$695,406	$279,587
Accounts receivable:
Trade receivables	1,588,144	1,955,979
Retained interest in securitized receivables	500,561	499,923

Total accounts receivable (less allowances of $85,031 and $91,613)	2,088,705	2,455,902
Inventories	1,514,573	1,915,403
Other current assets	314,811	317,201

Total current assets	4,613,495	4,968,093
Property and equipment, net	191,126	210,722
Goodwill	244,659	244,174
Other	48,229	51,173

Total assets	$5,097,509	$5,474,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,357,815	$2,821,518
Accrued expenses	414,810	390,244
Current maturities of long-term debt	112,486	128,346

Total current liabilities	2,885,111	3,340,108
Long-term debt, less current maturities	215,368	239,909
Deferred income taxes and other liabilities	32,582	21,196

Total liabilities	3,133,061	3,601,213

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 155,505,699 and 151,963,667 shares issued and outstanding	1,555	1,520
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	770,255	720,810
Retained earnings	1,165,377	1,101,954
Accumulated other comprehensive income	27,571	48,812
Unearned compensation	(310)	(147)

Total stockholders’ equity	1,964,448	1,872,949

Total liabilities and stockholders’ equity	$5,097,509	$5,474,162

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net sales	$5,716,619	$5,170,635	$11,992,259	$10,644,849
Cost of sales	5,405,145	4,889,240	11,339,331	10,067,222

Gross profit	311,474	281,395	652,928	577,627

Operating expenses:
Selling, general and administrative	263,519	252,781	538,278	509,983
Reorganization costs	71	1,292	196	13,231

	263,590	254,073	538,474	523,214

Income from operations	47,884	27,322	114,454	54,413

Other expense (income):
Interest income	(1,956)	(2,697)	(3,708)	(5,634)
Interest expense	8,304	9,149	18,206	16,068
Losses on sales of receivables	1,089	2,368	2,948	6,685
Net foreign currency exchange loss	1,479	512	2,338	2,375
Other	926	289	1,400	1,729

	9,842	9,621	21,184	21,223

Income before income taxes	38,042	17,701	93,270	33,190
Provision for income taxes	12,174	6,195	29,847	11,616

Net income	$25,868	$11,506	$63,423	$21,574

Basic earnings per share	$0.17	$0.08	$0.41	$0.14

Diluted earnings per share	$0.16	$0.08	$0.40	$0.14

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in 000’s)
(Unaudited)

	Twenty-six Weeks Ended
	July 3,	June 28,
	2004	2003
Cash flows from operating activities:
Net income	$63,423	$21,574
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	28,884	42,712
Noncash charges for losses on disposals of property and equipment	—	4,675
Noncash charges for interest and compensation	2,150	1,883
Deferred income taxes	9,840	17,913
Loss on sale of a business	—	5,067
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	10,000	(3,000)
Accounts receivable	324,304	478,257
Inventories	384,872	211,298
Other current assets	(8,604)	(5,788)
Accounts payable	(365,243)	(605,029)
Accrued expenses	36,387	(188,554)

Cash provided (used) by operating activities	486,013	(18,992)

Cash flows from investing activities:
Purchases of property and equipment	(13,193)	(17,938)
Acquisitions, net of cash acquired	(1,078)	(9,416)
Other	505	1,542

Cash used by investing activities	(13,766)	(25,812)

Cash flows from financing activities:
Proceeds from exercise of stock options	42,677	1,412
Change in book overdrafts	(75,015)	(46,971)
Net proceeds from (repayment of) debt	(24,476)	68,784

Cash provided (used) by financing activities	(56,814)	23,225

Effect of exchange rate changes on cash and cash equivalents	386	5,390

Increase (decrease) in cash and cash equivalents	415,819	(16,189)

Cash and cash equivalents, beginning of period	279,587	387,513

Cash and cash equivalents, end of period	$695,406	$371,324

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

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of July 3, 2004, and its results of operations for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003, and cash flows for the twenty-six weeks ended July 3, 2004 and June 28, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2004. The results of operations for the thirteen and twenty-six weeks ended July 3, 2004 may not be indicative of the results of operations that can be expected for the full year.

     Due to the significance of the Company’s Asia-Pacific region’s net sales in 2003, the Company began reporting its Asia-Pacific and Latin America operations as separate segments in the Company’s 2003 Annual Report on Form 10-K. Previously, the Asia-Pacific and Latin America regions were combined and reported as its “Other International” segment. Prior year amounts have been disclosed to conform to the current segment reporting structure.

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

     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income	$25,868	$11,506	$63,423	$21,574

Weighted average shares	155,410,354	151,002,849	154,348,697	150,956,859

Basic earnings per share	$0.17	$0.08	$0.41	$0.14

Weighted average shares, including the dilutive effect of stock options and warrants (2,783,450 and 243,249 for the thirteen weeks ended July 3, 2004 and June 28, 2003 respectively, and 4,151,719 and 279,648 for the twenty-six weeks ended July 3, 2004 and June 28, 2003, respectively)	158,193,804	151,246,278	158,500,416	151,236,507

Diluted earnings per share	$0.16	$0.08	$0.40	$0.14

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     There were approximately 13,934,000 and 33,110,000 stock options for the thirteen weeks ended July 3, 2004 and June 28, 2003, respectively, and 13,719,000 and 33,110,000 stock options for the twenty-six weeks ended July 3, 2004 and June 28, 2003, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Accounting for Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted by FAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income, as reported	$25,868	$11,506	$63,423	$21,574
Compensation expense as determined under FAS 123, net of related tax effects	6,023	7,004	12,251	14,293

Pro forma net income	$19,845	$4,502	$51,172	$7,281

Earnings per share:
Basic - as reported	$0.17	$0.08	$0.41	$0.14

Basic - pro forma	$0.13	$0.03	$0.33	$0.05

Diluted - as reported	$0.16	$0.08	$0.40	$0.14

Diluted - pro forma	$0.13	$0.03	$0.32	$0.05

     The weighted average fair value per option granted was $4.60 and $3.45 for the thirteen weeks ended July 3, 2004 and June 28, 2003, respectively, and $4.78 and $4.23, for the twenty-six weeks ended July 3, 2004 and June 28, 2003, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Risk-free interest rate	3.07%	1.72%	2.70%	2.15%
Expected years until exercise	3.0 years	3.0 years	3.0 years	3.0 years
Expected stock volatility	43.8%	46.8%	41.7%	52.7%

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 3 — Comprehensive Income

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and was comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks and for the twenty-six weeks ended July 3, 2004 and June 28, 2003 as summarized below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income	$25,868	$11,506	$63,423	$21,574
Changes in foreign currency translation adjustments	(9,680)	25,274	(21,241)	34,888

Comprehensive income	$16,188	$36,780	$42,182	$56,462

     Accumulated other comprehensive income included in stockholders’ equity totaled $27,571 and $48,812 at July 3, 2004 and January 3, 2004, respectively, and consisted solely of foreign currency translation adjustments.

Note 4 — Goodwill

     The changes in the carrying amount of goodwill for the twenty-six weeks ended July 3, 2004 and June 28, 2003 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at January 3, 2004	$78,444	$9,308	$156,422	$—	$244,174
Acquisitions	—	1,078	—	—	1,078
Foreign currency translation	(20)	(370)	(203)	—	(593)

Balance at July 3, 2004	$78,424	$10,016	$156,219	$—	$244,659

Balance at December 28, 2002	$78,310	$2,111	$153,501	$—	$233,922
Acquisitions	—	4,552	2,017	—	6,569
Foreign currency translation	102	681	264	—	1,047

Balance at June 28, 2003	$78,412	$7,344	$155,782	$—	$241,538

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     In October 2002, the Company acquired an IT distributor in Belgium. In addition to the initial cash payment, the purchase agreement requires the Company to pay the seller up to Euro 1.13 million for each of the next three years based on an earn-out formula. The addition to goodwill of $1,078 for the twenty-six weeks ended July 3, 2004 represents the amount paid to the seller for the first year’s achievement of the earn-out.

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

Note 5 — Reorganization and Profit Enhancement Program Costs

     In September 2002, the Company announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margins and reduction of selling, general and administrative expenses, or SG&A expenses. Key components of these initiatives included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. In addition, the Company has implemented other actions outside the scope of the comprehensive profit enhancement program, which are designed to further improve operating results. The implementation of the actions associated with the comprehensive profit enhancement program and other actions taken resulted in restructuring costs and other major-program costs, which are more fully described below.

     The Company has realized significant benefits from the reduction in certain SG&A expenses and gross margin improvements as a result of its comprehensive profit enhancement program, which was completed in December 2003. This program delivered approximately $176,000 in annualized operating income improvements, exceeding the Company’s original expectation of $160,000 and maintained its major program-costs within the Company’s original estimate of $140,000, when it announced the program in September 2002.

Reorganization Costs

     The Company has developed and implemented detailed plans for restructuring actions in connection with the comprehensive profit enhancement program and other actions it has taken. The following table summarizes the components of the Company’s reorganization costs by region for each of the quarters in the six months ended July 3, 2004, and for each of the quarters in the year ended January 3, 2004 resulting from the detailed actions initiated:

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

		Employee
	Headcount	Termination	Facility	Other	Total
Quarter ended	Reduction	Benefits	Costs	Costs	Cost
July 3, 2004
North America	—	$(40)	$323	$—	$283
Europe	—	(59)	(153)	—	(212)
Asia-Pacific	—	—	—	—	—
Latin America	—	—	—	—	—

Subtotal	—	(99)	170	—	71

April 3, 2004
North America	—	(94)	(97)	—	(191)
Europe	—	—	—	—	—
Asia-Pacific	30	316	—	—	316
Latin America	—	—	—	—	—

Subtotal	30	222	(97)	—	125

Twenty-six weeks ended July 3, 2004	30	$123	$73	$—	$196

January 3, 2004
North America	135	$773	$3,287	$—	$4,060
Europe	60	1,285	694	—	1,979
Asia-Pacific	10	41	—	—	41
Latin America	90	631	125	13	769

Subtotal	295	2,730	4,106	13	6,849

September 27, 2003
North America	20	422	253	—	675
Europe	45	591	158	(24)	725
Asia-Pacific	5	20	—	—	20
Latin America	45	70	—	—	70

Subtotal	115	1,103	411	(24)	1,490

June 28, 2003
North America	245	1,658	(242)	48	1,464
Europe	—	(82)	141	(293)	(234)
Asia-Pacific	—	1	—	—	1
Latin America	20	61	—	—	61

Subtotal	265	1,638	(101)	(245)	1,292

March 29, 2003
North America	280	3,564	—	1,471	5,035
Europe	60	864	5,787	81	6,732
Asia-Pacific	10	12	—	—	12
Latin America	15	160	—	—	160

Subtotal	365	4,600	5,787	1,552	11,939

Full year 2003	1,040	$10,071	$10,203	$1,296	$21,570

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The reorganization charge of $71 for the second quarter of 2004 included net charges of $170 for higher than expected costs associated with facility consolidations ($63 and $260 related to actions taken in the third quarter of 2002 and second quarter of 2001 in North America, respectively; partially offset by credits of $153 related to actions taken in the fourth quarter of 2003 for Europe) and credits of $40 and $59 related to actions taken in the third and fourth quarters of 2003 for lower than expected costs associated with employee termination benefits in North America and Europe, respectively.

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

Quarter ended April 3, 2004

     Reorganization costs for the first quarter of 2004 were primarily comprised of employee termination benefits for workforce reductions in Asia-Pacific.

     The reorganization charges, related payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
		Against the		July 3,
	Costs	Liability	Adjustments	2004
Employee termination benefits	$316	$316	$—	$—

Quarter ended January 3, 2004

     Reorganization costs for the fourth quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and lease exit costs for facility consolidations in North America, Europe and Latin America. These restructuring actions are complete; however, future cash outlays will be required primarily due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$889	$690	$(145)	$54
Facility costs	1,816	103	(153)	1,560

Total	$2,705	$793	$(298)	$1,614

     The adjustment reflects credits of $86 in North America and $59 in Europe recorded in the first quarter of 2004 and in the second quarter of 2004, respectively, for lower than expected costs of employee termination benefits and a credit of $153 in Europe recorded in the second quarter of 2004 for lower lease exit costs for facility consolidations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Quarter ended September 27, 2003

     Reorganization costs for the third quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and, to a lesser extent, lease exit costs for facility consolidations in Europe.

     The payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$41	$1	$(40)	$—

     The adjustment reflects lower costs of termination benefits in North America totaling $40 in the second quarter of 2004.

Quarter ended June 28, 2003

     Reorganization costs for the second quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions in North America and lease exit costs for facility consolidations in the Company’s North American headquarters in Santa Ana, California. These restructuring actions are complete; however, future cash outlays will be required primarily due to future lease payments related to exited facilities.

     The payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$20	$12	$(8)	$—
Facility costs	880	281	—	599
Other costs	48	48	—	—

Total	$948	$341	$(8)	$599

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

     The payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$630	$473	$—	$157
Facility costs	2,102	595	—	1,507
Other costs	529	529	—	—

Total	$3,261	$1,597	$—	$1,664

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Quarter ended December 28, 2002

     Reorganization costs for the fourth quarter of 2002 were primarily comprised of employee termination benefits for workforce reductions primarily in North America and Europe; facility exit costs were primarily comprised of lease exit costs for the downsizing of the Williamsville, New York office facility, and consolidating the Mississauga, Canada office facility; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are complete; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$265	$187	$—	$78
Facility costs	10,300	1,282	—	9,018

Total	$10,565	$1,469	$—	$9,096

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

     The payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 3,
	2004	Liability	Adjustments	2004
Facility costs	$6,386	$2,008	$(34)	$4,344

     The adjustment reflects lower than expected lease obligations associated with the closure of the Harrisburg, Pennsylvania returns center totaling $97 recorded in the first quarter of 2004; partially offset by higher than expected lease obligations associated with the closure of the Memphis, Tennessee configuration center totaling $63 recorded in the second quarter of 2004.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The payment activities and adjustments for the twenty-six weeks ended July 3, 2004 and the remaining liability at July 3, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 3,
	2004	Liability	Adjustments	2004
Employee termination benefits	$232	$53	$—	$179
Facility costs and other	1,443	812	260	891

Total	$1,675	$865	$260	$1,070

     The adjustment reflects higher than expected lease obligations associated with the closure of the Fullerton, California distribution center totaling $260 recorded in the second quarter of 2004.

Other Profit Enhancement Program Implementation Costs

     For the thirteen weeks ended June 28, 2003, other costs related to the implementation of the profit enhancement program totaled $11,201, which were recorded in SG&A expenses. Of this amount, $6,144 related to actions contemplated under the original profit enhancement program announced in September 2002, including $3,874 primarily comprised of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America, and $2,270 of incremental depreciation resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions in North America. In addition, $5,057 related to new profit improvement opportunities primarily consisting of the sale of a non-core German semiconductor equipment distribution business. Substantially all of the assets of this business were sold primarily in exchange for assumption of certain liabilities, resulting in the loss on the sale of the business.

     For the twenty-six weeks ended June 28, 2003, other costs related to the implementation of the profit enhancement program totaled $19,424, of which $13,017 related to actions contemplated under the original profit enhancement program announced in September 2002 and $6,407 related to new profit improvement opportunities primarily consisting of the sale of the non-core German semiconductor equipment distribution business, further consolidation of the Company’s operations in the Nordic areas of Europe, and other actions in Asia-Pacific and Latin America. Of the total $19,424 in other major-program costs, $18,981 was recorded as SG&A expenses and was comprised of $7,395 of incremental depreciation ($6,488 in North America and $907 in Europe) resulting from the acceleration of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities and outsourcing of certain IT infrastructure functions, $6,529 primarily comprised of recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America, and $5,057 related to the loss on the sale of the non-core German semiconductor equipment distribution business. In addition, other major-program costs of $443 were recorded in cost of sales, primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas in Europe.

Note 6 — Accounts Receivable

     At July 3, 2004, the Company had a revolving accounts receivable securitization program in the U.S., which provided for the issuance of up to $700,000 in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, which was scheduled to expire in March 2005, most of the Company’s U.S. trade accounts receivable were transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. Sales of undivided interests to third parties under this program resulted in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represented the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At July 3, 2004 and January 3, 2004, the amount of undivided interests sold to and held by third parties totaled $70,000, and $60,000, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     Effective July 29, 2004, the Company early-terminated its $700,000 revolving accounts receivable securitization program in the U.S., which was scheduled to expire in March 2005. On the same day, the Company entered into a new revolving accounts receivable-based financing program, which provides for up to $500,000 in borrowing capacity secured by substantially all U.S. based receivables (see Note 7 to the consolidated financial statements for a detailed discussion of the new program).

     The Company also has certain other trade accounts receivable-based facilities in Canada and Europe, which provide up to approximately $323,000 of additional financing capacity, depending upon the level of trade accounts receivable eligible to be transferred or sold. The accounts receivable-based facility in Canada of 150 million Canadian dollars, or approximately $113,000, was scheduled to expire in August 2004. On July 26, 2004, the Company amended this facility and extended the maturity to August 31, 2008 (see Note 7 to the consolidated financial statements for a detailed discussion of this new facility). At July 3, 2004 and January 3, 2004, there were no trade accounts receivable sold to and held by third parties under these programs.

     The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt, interest coverage and trade accounts receivable portfolio performance covenants. The Company is also restricted in the amount of dividends it can pay as well as the amount of common stock that it can repurchase annually. At July 3, 2004, the Company was in compliance with all covenants or other requirements set forth in its accounts receivable financing programs discussed above.

     Losses in the amount of $1,089 and $2,368 for the thirteen weeks ended July 3, 2004 and June 28, 2003, respectively, and $2,948 and $6,685 for the twenty-six weeks ended July 3, 2004 and June 28, 2003, respectively, related to the sale of trade accounts receivable under these facilities, or off-balance sheet debt, are included in other expenses in the Company’s consolidated statement of income.

Note 7 — Long-Term Debt

     The Company’s debt consists of the following:

	July 3,	January 3,
	2004	2004
Revolving unsecured credit facilities and other debt	$112,486	$128,346
European revolving trade accounts receivable backed financing facilities	—	20,207
Senior subordinated notes	215,368	219,702

	327,854	368,255
Current maturities of long-term debt	(112,486)	(128,346)

	$215,368	$239,909

     On July 29, 2004, the Company entered into a new revolving accounts receivable-based financing program, which provides for up to $500,000 in borrowing capacity secured by substantially all U.S. based receivables. At the option of the Company, the program may be increased to as much as $600,000 at any time prior to July 29, 2006. This new facility expires on March 31, 2008. Based on the terms and conditions of the new program structure, financing under the program will be accounted for prospectively as a financing facility, or on-balance sheet debt.

     On July 26, 2004, the Company amended its current trade accounts receivable program in Canada, which provides for borrowing capacity up to 150 million Canadian dollars, or approximately $113,000. Pursuant to the amendment, the Company extended the program maturity to August 31, 2008, on substantially similar terms and conditions that existed prior to such amendment. However, under the new program, the Company obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the new program structure, financing under the program will be accounted for prospectively as on-balance sheet debt.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 8 - Segment Information

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

     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net sales:
North America
Sales to unaffiliated customers	$2,803,558	$2,570,572	$5,584,746	$5,325,584
Intergeographic areas	33,421	27,844	69,319	58,601
Europe	2,108,909	1,781,811	4,721,655	3,710,639
Asia-Pacific	558,510	571,593	1,185,622	1,119,897
Latin America	245,642	246,659	500,236	488,729
Eliminations of intergeographic areas	(33,421)	(27,844)	(69,319)	(58,601)

Total	$5,716,619	$5,170,635	$11,992,259	$10,644,849

Income from operations:
North America	$28,078	$19,888	$53,358	$34,739
Europe	16,295	6,961	55,325	18,396
Asia-Pacific	1,266	168	1,294	307
Latin America	2,245	305	4,477	971

Total	$47,884	$27,322	$114,454	$54,413

Identifiable assets:
North America	$3,313,430	$3,081,282	$3,313,430	$3,081,282
Europe	1,398,136	1,120,377	1,398,136	1,120,377
Asia-Pacific	169,048	178,308	169,048	178,308
Latin America	216,895	201,220	216,895	201,220

Total	$5,097,509	$4,581,187	$5,097,509	$4,581,187

Capital expenditures:
North America	$4,990	$4,419	$8,574	$11,981
Europe	2,302	431	3,416	3,516
Asia-Pacific	367	449	779	863
Latin America	259	1,186	424	1,578

Total	$7,918	$6,485	$13,193	$17,938

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	As of and for the		As of and for the
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Depreciation:
North America	$8,774	$14,066	$17,992	$30,586
Europe	4,056	4,229	8,277	9,278
Asia-Pacific	768	793	1,554	1,597
Latin America	519	628	1,061	1,251

Total	$14,117	$19,716	$28,884	$42,712

Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Reorganization costs (Note 5):
North America	$283	$1,464	$92	$6,499
Europe	(212)	(234)	(212)	6,498
Asia-Pacific	—	1	316	13
Latin America	—	61	—	221

Total	$71	$1,292	$196	$13,231

Other profit enhancement program costs (Note 5):
Charged to cost of sales:
Europe	$—	$—	$—	$443

Charged to operating expenses:
North America	$—	$6,144	$—	$13,017
Europe	—	5,057	—	5,964

Total	$—	$11,201	$—	$18,981

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     At July 3, 2004, the Company had deferred tax liabilities of $2,418, $42,131 and $5,637 related to the gains realized on the sales of SOFTBANK Corp., or Softbank, common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its outside advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when these deferred tax liabilities will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. Accordingly, the Company continues to provide for these tax liabilities. If the Company is successful in obtaining a favorable resolution of this matter, the Company’s tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, the Company believes that it will be able to fund any such taxes that may be assessed on this matter with available sources of liquidity. The Company’s federal tax returns for fiscal years through 1999 have been closed.

     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian Reais 27.4 million, including interest and penalties through July 3, 2004, or approximately $9,000 alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal advisors, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; cost savings; capital expenditures; liquidity; capital requirements and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, as filed with the Securities and Exchange Commission, or SEC. We disclaim any duty to update any forward-looking statements.

Overview of Our Business

     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales or operating margin. Historically, our margins have been impacted by intense price competition, as well as changes in vendor terms and conditions, including, but not limited to, significant reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors, and reduced time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on, debt, trade credit from vendors and accounts receivable financing programs for our working capital needs.

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

     We have realized significant benefits from the reduction in certain SG&A expenses and gross margin improvements as a result of our comprehensive profit enhancement program, which was completed in December 2003. Our program delivered approximately $176 million in annualized operating income improvements, exceeding our original expectation of $160 million and maintained our major-program costs within our original estimate of $140 million, when we announced the program in September 2002.

Management’s Discussion and Analysis Continued

Results of Operations

     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and twenty-six weeks indicated (in millions). Due to the significance of our Asia-Pacific region’s net sales, we are now reporting Asia-Pacific and Latin America as separate segments. Previously, the Asia-Pacific and Latin America regions were combined and reported as our “Other International” segment.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 3,		June 28,		July 3,		June 28,
	2004		2003		2004		2003
Net sales by geographic region:
North America	$2,804	49.0%	$2,571	49.7%	$5,585	46.5%	$5,325	50.0%
Europe	2,109	36.9	1,782	34.5	4,722	39.4	3,711	34.9
Asia-Pacific	558	9.8	571	11.0	1,185	9.9	1,120	10.5
Latin America	246	4.3	247	4.8	500	4.2	489	4.6

Total	$5,717	100.0%	$5,171	100.0%	$11,992	100.0%	$10,645	100.0%

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 3,		June 28,		July 3,		June 28,
	2004		2003		2004		2003
Operating income and operating margin by geographic region:
North America	$28.1	1.0%	$19.9	0.8%	$53.4	0.9%	$34.7	0.7%
Europe	16.3	0.8	7.0	0.4	55.3	1.2	18.4	0.5
Asia-Pacific	1.3	0.2	0.1	0.0	1.3	0.1	0.3	0.0
Latin America	2.2	0.9	0.3	0.1	4.5	0.9	1.0	0.2

Total	$47.9	0.8%	$27.3	0.5%	$114.5	0.9%	$54.4	0.5%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.6	94.6	94.6	94.6

Gross profit	5.4	5.4	5.4	5.4
Operating expenses:
Selling, general and administrative	4.6	4.9	4.5	4.8
Reorganization costs	0.0	0.0	0.0	0.1

Income from operations	0.8	0.5	0.9	0.5
Other expense (income), net	0.2	0.2	0.2	0.2

Income before income taxes	0.6	0.3	0.7	0.3
Provision for income taxes	0.2	0.1	0.2	0.1

Net income	0.4%	0.2%	0.5%	0.2%

Management’s Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended July 3, 2004 Compared to Thirteen Weeks Ended June 28, 2003

     Our consolidated net sales increased 10.6% to $5.72 billion for the thirteen weeks ended July 3, 2004, or second quarter of 2004, from $5.17 billion for the thirteen weeks ended June 28, 2003, or second quarter of 2003. The increase in net sales was primarily attributable to stronger demand of IT products and services, particularly in North America and Europe, and the translation impact of the strengthening European currencies compared to the U.S. dollar (approximately three percentage points of the growth).

     Net sales from our North American operations increased 9.1% to $2.80 billion in the second quarter of 2004 from $2.57 billion in the second quarter of 2003, reflecting stronger demand for IT products and services. Net sales from our European operations increased 18.4% to $2.11 billion in the second quarter of 2004 from $1.78 billion in the second quarter of 2003, primarily due to stronger demand for IT products and services across the region, increases in our market share in certain operations within Europe and the appreciation of European currencies compared to the U.S. dollar, which contributed approximately 7 percentage points to this increase. Net sales from our Asia-Pacific operations decreased 2.3% to $558 million in the second quarter of 2004 from $571 million in the second quarter of 2003. Our focus on improving the operating model and profitability in this region had a tempering effect on our sales during the quarter. We continue to focus on profitable growth in our Asia-Pacific region and will make changes to business processes, add or delete products or customers, and implement other changes in the region. As a result, revenue growth rates and profitability in this emerging region may fluctuate significantly from quarter to quarter. Net sales from our Latin American operations remained relatively flat at $246 million in the second quarter of 2004 compared to the second quarter of 2003.

     Despite an intense competitive environment primarily in North America, gross margin remained flat at 5.4% in the second quarters of 2004 and 2003. This reflects strong inventory management and benefits from our comprehensive profit enhancement program. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses increased 4.2% to $263.5 million in the second quarter of 2004 from $252.8 million in the second quarter of 2003. The increase in SG&A expenses was primarily attributable to the translation impact of the strengthening European currencies of approximately $6 million, realignment costs of approximately $5 million associated with downsizing and relocating activities in our under-performing German-based networking unit, and increased expenses required to support the growth of our business, partially offset by the benefits of our comprehensive profit enhancement program and the reduction of the related implementation costs of $11.2 million incurred in the second quarter of 2003 (see Note 5 to our consolidated financial statements). As a percentage of net sales, total SG&A expenses decreased to 4.6% in the second quarter of 2004 compared to 4.9% in the second quarter of 2003 primarily due to the economies of scale from the higher level of revenue and savings from our comprehensive profit enhancement program and other actions we have taken as well as the reduction of the related implementation costs, and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

Management’s Discussion and Analysis Continued

      For the second quarter of 2004, reorganization costs were $0.1 million consisting of a charge of $0.3 million related to detailed actions taken in previous quarters for higher than expected costs associated with facility consolidations in North America and credits of $0.2 million related to detailed actions taken in previous quarters for lower employee termination benefits and lower lease termination costs in Europe. For the second quarter of 2003, reorganization costs were $1.3 million consisting of a charge of $3.5 million for detailed actions taken in the second quarter of 2003 and credits of $2.2 million to reflect adjustments to detailed actions taken in previous quarters. The charge of $3.5 million included $1.8 million of employee termination benefits for approximately 265 employees ($1.7 million for approximately 245 employees in North America and $0.1 million for approximately 20 employees in Latin America); $1.6 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities in Europe; and $0.1 million of other costs primarily due to contract terminations in North America. The credit adjustments of $2.2 million represent $0.2 million of credits related to detailed actions taken in previous quarters for lower than anticipated costs associated with employee termination benefits ($0.1 million in North America and $0.1 million in Europe) and $2.0 million of credits related to detailed actions taken in previous quarters for lower than expected costs associated with facility consolidations ($1.9 million in North America and $0.1 million in Europe).

     Income from operations as a percentage of net sales increased to 0.8% in the second quarter of 2004 from 0.5% in the second quarter of 2003. Our North American income from operations as a percentage of net sales increased to 1.0% in the second quarter of 2004 compared to 0.8% in the second quarter of 2003 reflecting the benefits of our comprehensive profit enhancement program and reduction of the related implementation costs, partially offset by competitive pressures on pricing. Our European income from operations as a percentage of net sales increased to 0.8% in the second quarter of 2004 from 0.4% in the second quarter of 2003 reflecting improvements from our comprehensive profit enhancement program and other actions we have taken, a reduction in related implementation costs, and economies of scale from the higher volume of business. Our Asia-Pacific income from operations as a percentage of net sales increased to 0.2% in the second quarter of 2004 from less than 0.1% in the second quarter of 2003, while our Latin American income from operations as a percentage of net sales increased to 0.9% in the second quarter of 2004 from 0.1% in the second quarter of 2003. Strengthening the Asia-Pacific and Latin American operating models positively impacted income from operations in these regions. We continue to implement process improvements and other changes in these regions to improve profitability over the long-term. However, no assurance can be made that we will continue to be successful in these efforts.

     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, foreign currency exchange losses and other non-operating gains and losses. Net other expense of $9.8 million in the second quarter of 2004 was relatively flat compared to the second quarter of 2003, despite the significant increase in our net sales, a result of our strong working capital management, lower borrowings and lower interest rates partially offset by higher foreign currency losses.

     Our effective tax rate was 32% in the second quarter of 2004 compared to 35% in the second quarter of 2003. The decrease in the 2004 effective tax rate was primarily attributable to the change in the proportion of income estimated to be earned for each respective full year within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions as well as the benefits of our ongoing tax strategies.

Results of Operations for the Twenty-six Weeks Ended July 3, 2004 Compared to Twenty-six Weeks Ended June 28, 2003

     Our consolidated net sales increased 12.7% to $11.99 billion for the twenty-six weeks ended July 3, 2004, or first six months of 2004, from $10.64 billion for the twenty-six weeks ended June 28, 2003, or first six months of 2003. The increase in net sales for the first six months of 2004 compared to 2003 on a worldwide basis is attributable to the stronger demand of IT products and services and the appreciation of European currencies compared to the U.S. dollar. Net sales from our North American operations increased 4.9% to $5.58 billion in the first six months of 2004 from $5.33 billion in the first six months of 2003, reflecting a slightly improving demand for IT products and services. Net sales from our European operations increased 27.2% to $4.72 billion in the first six months of 2004 from $3.71 billion in the first six months of 2003, primarily due to stronger demand for IT products and services across the region, increases in our market share in certain operations within Europe and the appreciation of European currencies compared to the U.S. dollar, which contributed approximately 13 percentage points of this increase. Net sales from our Asia-Pacific operations increased 5.9% to $1.19 billion in the first six months of 2004 from $1.12 billion in the first six months of 2003 due to the high demand of IT products and services in the first quarter of 2004. However, our focus on improving the operating model and profitability in this region had a tempering effect on sales growth for the second quarter and first six months of 2004. Net sales from our Latin America operations increased 2.4% to $500 million in the first six months of 2004 from $489 million in the first six months of 2003 due to the relatively strong demand in the first quarter of 2004 tempered by our focus on strengthening the operating model in Latin America in the second quarter of 2004.

Management’s Discussion and Analysis Continued

     Gross margin remained flat at 5.4% in the first six months of 2004 and 2003, reflecting the same factors as discussed in the second quarters of 2004 and 2003.

     Total SG&A expenses increased 5.5% to $538.3 million in the first six months of 2004 from $510.0 million in the first six months of 2003. The increase in SG&A expenses was primarily attributable to the translation impact of the strengthening European currencies of approximately $19 million, realignment costs of approximately $5 million associated with downsizing and relocating activities in our under-performing German-based networking unit and increased expenses required to support the growth of our business, partially offset by the benefits of our comprehensive profit enhancement program and the reduction of related implementation costs of $19.0 million from prior year (see Note 5 to our consolidated financial statements). As a percentage of net sales, total SG&A expenses decreased to 4.5% in the first six months of 2004 compared to 4.8% in the first six months of 2003 primarily due to the economies of scale from the higher level of revenue and savings from our comprehensive profit enhancement program and other actions we have taken as well as the reduction of the related implementation costs, and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     For the first six months of 2004, reorganization costs were $0.2 million consisting of $0.3 million relating to employee termination benefits for 30 employees in Asia-Pacific and a net credit of $0.1 million for adjustments to detailed actions taken in previous quarters. The net credit adjustments represent $0.2 million of credits related to detailed actions taken in previous quarters for lower than anticipated costs associated with employee termination benefits ($0.1 million in North America and $0.1 million in Europe) and $0.1 million of net charges related to detailed actions taken in previous quarters for higher than expected costs associated with facility consolidations ($0.2 million charge in North America and $0.1 million credit in Europe). For the first six months of 2003, reorganization costs were $13.2 million consisting of a charge of $15.4 million and credit adjustments of $2.2 million to reflect adjustments to detailed actions taken in previous quarters. The charge of $15.4 million included $6.4 million employee termination benefits for approximately 630 employees ($5.3 million for approximately 525 employees in North America, $0.9 million for approximately 60 employees in Europe, less than $0.1 million for approximately 10 employees in Asia-Pacific and $0.2 million for approximately 35 employees in Latin America); $7.4 million, primarily consisting of estimated lease exit costs in connection with closing, downsizing and consolidating facilities ($1.6 million in North America and $5.8 million in Europe); and $1.6 million of other costs primarily due to contract terminations ($1.5 million in North America and $0.1 million in Europe). The credit adjustments represent $0.2 million of credits related to detailed actions taken in previous quarters for lower than anticipated costs associated with employee termination benefits ($0.1 million in North America and $0.1 million in Europe) and $2.0 million of credits related to detailed actions taken in previous quarters for lower than expected costs associated with facility consolidations ($1.9 million in North America and $0.1 million in Europe).

     Income from operations as a percentage of net sales increased to 0.9% in the first six months of 2004 from 0.5% in the first six months of 2003. Our North American income from operations as a percentage of net sales increased to 0.9% in the first six months of 2004 from 0.7% in the first six months of 2003. Our European income from operations as a percentage of net sales increased to 1.2% in the first six months of 2004 compared to 0.5% in the first six months of 2003. Our Asia-Pacific income from operations as a percentage of net sales increased to 0.1% in the first six months of 2004 from less than 0.1% in the first six months of 2003. Our Latin American income from operations as a percentage of net sales increased to 0.9% in the first six months of 2004 from 0.2% in the first six months of 2003. The changes in income from operations as a percentage of net sales for the first six months of 2004 compared to the first six months of 2003 on a worldwide basis and by region are largely attributable to the same factors as discussed in the second quarters of 2004 and 2003.

     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, foreign currency exchange losses and other non-operating gains and losses. We incurred net other expense of $21.2 million in the second quarter of 2004 which was flat compared to the second quarter of 2003. The flat net other expense for the six months of 2004 compared to 2003 is primarily attributable to the same factors as discussed in the second quarters of 2004 and 2003.

     Our effective tax rate was 32% in first six months of 2004 compared to 35% in the first six months of 2003. The decrease in the 2004 effective tax rate was primarily attributable to the change in the proportion of income estimated to be earned for each respective full year within the various taxing jurisdictions and/or tax rates applicable to such taxing jurisdictions as well as the benefits of our ongoing tax strategies.

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

Liquidity and Capital Resources

Cash Flows

     We have financed working capital needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, and proceeds from senior subordinated notes issued in August 2001. The following is a detailed discussion of our cash flows for the first six months of 2004 and 2003.

     Our cash and cash equivalents totaled $695.4 million and $279.6 million at July 3, 2004 and January 3, 2004, respectively.

     Net cash provided by operating activities was $486.0 million in the first six months of 2004 compared to net cash used by operating activities of $19.0 million in the first six months of 2003. The net cash provided by operating activities in the first six months of 2004 was primarily due to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. These reductions reflect the seasonally lower volume of business in the first six months of the year, as well as our strong working capital management. The net cash used by operating activities in the first six months of 2003 principally reflects decreases in our accrued expenses and accounts payable, partially offset by reductions of accounts receivable and inventory. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap and payments of variable compensation and profit enhancement program costs. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonal decline in sales during the first six months of 2003.

     Net cash used by investing activities was $13.8 million in the first six months of 2004 compared to $25.8 million in the first six months of 2003. The net cash used by investing activities in the first six months of 2004 and 2003 was primarily due to capital expenditures.

Management’s Discussion and Analysis Continued

     Net cash used by financing activities was $56.8 million in the first six months of 2004 compared to net cash provided by financing activities of $23.2 million in the first six months of 2003. The net cash used by financing activities in the first six months of 2004 primarily reflects net repayments of our debt facilities and a decrease in our book overdrafts, partially offset by the proceeds received from the exercise of stock options. The net cash provided by financing activities in the first six months of 2003 was principally due to proceeds from debt primarily used to reduce operating liabilities, partially offset by a decrease in our book overdrafts.

Capital Resources

     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

     On-Balance Sheet Capital Resources

     On July 29, 2004, we entered into a new revolving accounts receivable-based financing program, which provides for up to $500 million in borrowing capacity secured by substantially all U.S. based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. This new facility expires on March 31, 2008. Based on the terms and conditions of the new program structure, financing under the program will be accounted for prospectively as a financing facility, or on-balance sheet debt.

     On July 26, 2004, we amended our current trade accounts receivable program in Canada, which provides for borrowing capacity up to 150 million Canadian dollars, or approximately $113 million. Pursuant to the amendment, we extended the program maturity to August 31, 2008, on substantially similar terms and conditions that existed prior to such amendment. However, under the new program, we obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the new program structure, financing under the program will be accounted for prospectively as on-balance sheet debt.

     In June 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of one of our European subsidiaries for Euro 107 million, or approximately $130 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In August 2003, we entered into another three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of two other European subsidiaries for Euro 230 million, or approximately $279 million, with the same financial institution and related issuer of third-party commercial paper. In March 2004, the terms of these agreements were amended to eliminate the minimum borrowing requirements that existed under the original agreements and remove the smaller of the two European subsidiaries from the August 2003 facility. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR.

     Our ability to access financing under both European facilities is dependent upon the level of eligible trade accounts receivable of two of our European subsidiaries, and the level of market demand for commercial paper. As of July 3, 2004, our actual aggregate capacity under the European programs, based on eligible accounts receivable outstanding was approximately $383 million.

     We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term. At July 3, 2004, we had no borrowings under our European facilities compared to $20.2 million at January 3, 2004.

Management’s Discussion and Analysis Continued

     We have a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. At July 3, 2004 and January 3, 2004, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At July 3, 2004 and January 3, 2004, letters of credit totaling approximately $17.8 million and $63.7 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under the agreement by the same amounts.

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

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring posting of collateral by either party and at minimum increments based on the market value of the instrument and credit ratings of either party. The marked-to-market value of the interest rate swap amounted to $16.1 million and $20.5 million at July 3, 2004 and January 3, 2004, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $215.4 million and $219.7 million, respectively.

     We also have additional lines of credit, commercial paper, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $382 million at July 3, 2004. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At July 3, 2004 and January 3, 2004, we had approximately $112.5 million and $128.3 million, respectively, outstanding under these facilities. At July 3, 2004 and January 3, 2004, letters of credit totaling approximately $33.0 million and $29.3 million, respectively, were also issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amounts. The weighted average interest rate on the outstanding borrowings under these credit facilities was 5.0% and 5.2% per annum at July 3, 2004 and January 3, 2004; respectively.

     Off-Balance Sheet Capital Resources

     We had a revolving accounts receivable securitization program in the U.S., which provides for the issuance of up to $700 million in commercial paper secured by undivided interests in a pool of transferred receivables. In connection with this program, which was scheduled to expire in March 2005, most of our U.S. trade accounts receivable are transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. Sales of undivided interests to third parties under this program result in a reduction of total accounts receivable on our consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represents our retained interest in the transferred accounts receivable and is shown on our consolidated balance sheet as a separate caption under accounts receivable. Retained interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. At July 3, 2004 and January 3, 2004, the amount of undivided interests sold to and held by third parties under this U.S. program totaled $70.0 million and $60.0 million, respectively. Effective July 29, 2004, we early-terminated this revolving accounts receivable securitization program. On the same day, we entered into a new revolving accounts receivable-based financing program, which provides for up to $500 million in borrowing capacity secured by substantially all U.S. based receivables (see “Capital Resources — On-Balance Sheet Capital Resources” above).

Management’s Discussion and Analysis Continued

     We also have certain other revolving trade accounts receivable-based facilities in Canada and Europe, which provide up to approximately $323 million of additional financing capacity. Our accounts receivable-based facility in Canada of approximately $113 million was scheduled to expire in August 2004. On July 26, 2004, we amended this facility and extended the maturity to August 31, 2008. Based on the terms and conditions of our new program structure, financing under this program will be accounted for prospectively as on-balance sheet debt (see “Capital Resources — On-Balance Sheet Capital Resources”). At July 3, 2004 and January 3, 2004, there were no trade accounts receivable sold to and held by third parties under these programs.

     The aggregate amount of trade accounts receivable sold to and held by third parties under the U.S., Canadian, and European programs, or off-balance sheet debt, as of July 3, 2004 and January 3, 2004 totaled $70.0 million and $60.0 million, respectively. The retained interest in securitized receivables remained relatively flat at July 3, 2004 compared to January 3, 2004, in line with the relatively consistent revenue level in North America.

     Our financing capacity under the remaining European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. As of July 3, 2004, our actual aggregate capacity under this program, based on eligible accounts receivable outstanding, was approximately $162 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the remaining European accounts receivable financing program.

     Covenant Compliance

     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our off-balance sheet accounts receivable-based facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At July 3, 2004, we were in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our financial partners discussed above.

     As is customary in trade accounts receivable-based financing arrangements, a reduction in credit ratings of the third-party issuer of commercial paper or a back-up liquidity provider (which provides a source of funding if the commercial paper market cannot be accessed) could result in an adverse change in, or loss of, our financing capacity under these programs if the commercial paper issuer and/or liquidity back-up provider is not replaced. Loss of such financing capacity could have a material adverse effect on our financial condition, results of operations and liquidity. However, based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, and the remoteness of such contingencies, we believe it is unlikely that any of these risks will materialize in the near term.

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

Management’s Discussion and Analysis Continued

However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity. Our federal tax returns for fiscal years through 1999 have been closed.

     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian Reais 27.4 million, including interest and penalties through July 3, 2004, or approximately $9.0 million alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal advisors, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.

Capital Expenditures

     We presently expect our capital expenditures not to exceed $60 million in fiscal 2004.

Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about competition, revenues, margins, expenses and other operating results or ratios, operating efficiencies, economic conditions, costs savings, capital expenditures, liquidity and exchange rate fluctuations, are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and results of operations, including, without limitation:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our quantitative and qualitative disclosures about market risk for the six-month period ended July 3, 2004 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2004.

Item 4. Controls and Procedures

     The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian Reais 27.4 million, including interest and penalties through July 3, 2004, or approximately $9.0 million alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of the Shareowners was held on May 25, 2004.

b)	The election of four directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for three such individuals elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareowners in 2007 (Messers. Ingram, Smith and Wyatt) and for one such individual elected to the Board of Directors for a term of one year set to expire at the annual meeting of shareowners in 2005 (Mr. Atkins).

Nominee		Number of Votes

Orrin H. Ingram II	For	110,195,402
	Withheld/Against	29,717,237
	Abstentions	—
	Broker Non-Votes	N/A

Michael T. Smith	For	130,850,192
	Withheld/Against	9,062,447
	Abstentions	—
	Broker Non-Votes	N/A

Joe B. Wyatt	For	135,576,742
	Withheld/Against	4,335,897
	Abstentions	—
	Broker Non-Votes	N/A

Howard I. Atkins
	For	137,874,608
	Withheld/Against	2,038,031
	Abstentions	—
	Broker Non-Votes	N/A

     Howard I. Atkins, Kent B. Foster and Martha Ingram are directors whose terms of office expire at the annual meeting of shareowners in 2005. John R. Ingram, Dale R. Laurance, and Gerhard Schulmeyer are directors whose terms of office expire at the annual meeting of shareowners in 2006.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

No.	Description
3.04	Amended and Restated By Laws of the Company, dated as of May 25, 2004

10.54	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, Ingram Micro Inc., and Ingram Funding Inc.

10.55	Receivables Sale Agreement, dated July 29, 2004 between Ingram Micro Inc. and Ingram Funding Inc.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

     b) Reports on Form 8-K

The Company filed Current Reports on Form 8-K during the fiscal period ended July 3, 2004 as follows:

•	on April 12, 2004 the Company furnished information under Items 7 and 9 in connection with the issuance of its press release announcing that Howard I. Atkins, executive vice president and chief financial officer of Wells Fargo & Company, San Francisco, has been elected as the ninth member of its Board of Directors;

•	on April 29, 2004 the Company furnished information under Items 7 and 12 in connection with the issuance of its press release announcing financial results for the quarter ended April 3, 2004; and

•	on June 21, 2004, the Company furnished information under Items 7 and 9 in connection with the issuance of its press release reaffirming previously announced guidance for the fiscal quarter ended July 3, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ Thomas A. Madden

Name:	Thomas A. Madden
Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

August 12, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.04	Amended and Restated By Laws of the Company, dated as of May 25, 2004

10.54	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, Ingram Micro Inc., and Ingram Funding Inc.

10.55	Receivables Sale Agreement, dated July 29, 2004 between Ingram Micro Inc. and Ingram Funding Inc.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX