Form 10-Q
period 2004-10-02
INGRAM MICRO INC
filed 2004-11-08
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

The Registrant had 155,849,733 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 2, 2004.

INGRAM MICRO INC.

INDEX

		Pages
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet at October 2, 2004 and January 3, 2004	3
	Consolidated Statement of Income for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003	4
	Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 2, 2004 and September 27, 2003	5
	Notes to Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(Dollars in 000’s, except per share data)

	October 2,	January 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$824,858	$279,587
Accounts receivable:
Trade receivables	2,296,728	1,955,979
Retained interest in securitized receivables	—	499,923

Total accounts receivable (less allowances of $88,550 and $91,613)	2,296,728	2,455,902
Inventories	1,553,665	1,915,403
Other current assets	333,831	317,201

Total current assets	5,009,082	4,968,093
Property and equipment, net	188,696	210,722
Goodwill	245,393	244,174
Other	76,636	51,173

Total assets	$5,519,807	$5,474,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,655,407	$2,821,518
Accrued expenses	461,068	390,244
Current maturities of long-term debt	105,399	128,346

Total current liabilities	3,221,874	3,340,108
Long-term debt, less current maturities	211,388	239,909
Other liabilities	25,274	21,196

Total liabilities	3,458,536	3,601,213

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 155,849,733 and 151,963,667 shares issued and outstanding	1,558	1,520
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	775,038	720,810
Retained earnings	1,242,657	1,101,954
Accumulated other comprehensive income	42,164	48,812
Unearned compensation	(146)	(147)

Total stockholders’ equity	2,061,271	1,872,949

Total liabilities and stockholders’ equity	$5,519,807	$5,474,162

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net sales	$6,016,389	$5,207,450	$18,008,648	$15,852,299
Cost of sales	5,686,798	4,924,907	17,026,129	14,992,129

Gross profit	329,591	282,543	982,519	860,170

Operating expenses:
Selling, general and administrative	272,064	260,287	810,342	770,270
Reorganization costs	(2,652)	1,490	(2,456)	14,721

	269,412	261,777	807,886	784,991

Income from operations	60,179	20,766	174,633	75,179

Other expense (income):
Interest income	(2,255)	(2,110)	(5,963)	(7,744)
Interest expense	8,370	6,128	26,576	22,195
Losses on sales of receivables	665	1,410	3,613	8,095
Net foreign currency exchange loss (gain)	(3,066)	239	(728)	2,614
Other	1,609	712	3,009	2,442

	5,323	6,379	26,507	27,602

Income before income taxes	54,856	14,387	148,126	47,577
Provision for (benefit from) income taxes	(22,424)	(66,852)	7,423	(55,236)

Net income	$77,280	$81,239	$140,703	$102,813

Basic earnings per share	$0.50	$0.54	$0.91	$0.68

Diluted earnings per share	$0.49	$0.53	$0.89	$0.68

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in 000’s)
(Unaudited)

	Thirty-nine Weeks Ended
	October 2,	September 27,
	2004	2003
Cash flows from operating activities:
Net income	$140,703	$102,813
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,580	62,164
Noncash gain on forward currency exchange contract	(4,277)	—
Noncash net gain on disposals of property and equipment	—	(1,613)
Noncash charges for interest and compensation	2,733	2,549
Deferred income taxes	(28,264)	(47,829)
Loss on sale of a business	—	5,067
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	(60,000)	(5,000)
Accounts receivable	225,755	394,187
Inventories	371,510	140,743
Other current assets	(19,739)	4,199
Accounts payable	(103,041)	(301,693)
Accrued expenses	72,899	(191,335)

Cash provided by operating activities	641,859	164,252

Cash flows from investing activities:
Purchases of property and equipment	(26,223)	(25,044)
Proceeds from sale of property and equipment	—	7,826
Acquisitions, net of cash acquired	(9,683)	(9,416)
Other	1,110	3,547

Cash used by investing activities	(34,796)	(23,087)

Cash flows from financing activities:
Proceeds from exercise of stock options	47,121	5,474
Change in book overdrafts	(72,815)	(19,971)
Net proceeds from (repayment of) debt	(41,777)	4,771

Cash used by financing activities	(67,471)	(9,726)

Effect of exchange rate changes on cash and cash equivalents	5,679	4,229

Increase in cash and cash equivalents	545,271	135,668
Cash and cash equivalents, beginning of period	279,587	387,513

Cash and cash equivalents, end of period	$824,858	$523,181

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

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of October 2, 2004, and its results of operations for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003, and cash flows for the thirty-nine weeks ended October 2, 2004 and September 27, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2004. The results of operations for the thirteen and thirty-nine weeks ended October 2, 2004 may not be indicative of the results of operations that can be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income	$77,280	$81,239	$140,703	$102,813

Weighted average shares	155,638,665	151,225,624	154,821,559	151,049,516

Basic earnings per share	$0.50	$0.54	$0.91	$0.68

Weighted average shares, including the dilutive effect of stock options and warrants (2,571,948 and 2,232,810 for the thirteen weeks ended October 2, 2004 and September 27, 2003, respectively, and 3,689,348 and 533,380 for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively)	158,210,613	153,458,434	158,510,907	151,582,896

Diluted earnings per share	$0.49	$0.53	$0.89	$0.68

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     There were approximately 14,012,000 and 17,620,000 stock options for the thirteen weeks ended October 2, 2004 and September 27, 2003, respectively, and 13,535,000 and 24,153,000 stock options for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income, as reported	$77,280	$81,239	$140,703	$102,813
Compensation expense as determined under FAS 123, net of related tax effects	5,512	7,006	17,762	21,027

Pro forma net income	$71,768	$74,233	$122,941	$81,786

Earnings per share:
Basic — as reported	$0.50	$0.54	$0.91	$0.68

Basic — pro forma	$0.46	$0.49	$0.79	$0.54

Diluted — as reported	$0.49	$0.53	$0.89	$0.68

Diluted — pro forma	$0.46	$0.49	$0.78	$0.54

     The weighted average fair value per option granted was $4.89 and $3.68 for the thirteen weeks ended October 2, 2004 and September 27, 2003, respectively, and $4.78 and $3.92, for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Risk-free interest rate	2.92%	1.67%	2.71%	1.89%
Expected years until exercise	3.0 years	3.0 years	3.0 years	3.0 years
Expected stock volatility	43.6%	46.9%	41.8%	49.5%

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 3 — Comprehensive Income

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and was comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks and for the thirty-nine weeks ended October 2, 2004 and September 27, 2003 as summarized below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income	$77,280	$81,239	$140,703	$102,813
Changes in foreign currency translation adjustments	14,593	1,348	(6,648)	36,236

Comprehensive income	$91,873	$82,587	$134,055	$139,049

     Accumulated other comprehensive income included in stockholders’ equity totaled $42,164 and $48,812 at October 2, 2004 and January 3, 2004, respectively, and consisted solely of foreign currency translation adjustments.

Note 4 — Goodwill

     The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 2, 2004 and September 27, 2003 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at January 3, 2004	$78,444	$9,308	$156,422	$—	$244,174
Acquisitions	426	1,078	—	—	1,504
Foreign currency translation	15	(151)	(149)	—	(285)

Balance at October 2, 2004	$78,885	$10,235	$156,273	$—	$245,393

Balance at December 28, 2002	$78,310	$2,111	$153,501	$—	$233,922
Acquisitions	—	4,552	2,017	—	6,569
Foreign currency translation	99	1,327	263	—	1,689

Balance at September 27, 2003	$78,409	$7,990	$155,781	$—	$242,180

     In July 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Nimax, Inc., a privately held distributor of automatic identification and data capture/point-of-sale, barcode and wireless products, as well as enterprise mobility solutions. The purchase price, consisting of a cash payment of $8,605 on July 30, 2004 and $1,500 payable on or before October 31, 2006, was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $426 of goodwill and $1,103 of other amortizable intangible assets. In addition to the cash payment, the purchase agreement requires the Company to pay the seller up to $6,000 at the end of two years, based on a specified earn-out formula.

     In October 2002, the Company acquired an IT distributor in Belgium. In addition to the initial cash payment, the purchase agreement requires the Company to pay the seller up to Euro 1.13 million for each of the next three years based on an earn-out formula. The addition to goodwill of $1,078 for the thirty-nine weeks ended October 2, 2004 represents the amount paid to the seller for the first year’s achievement of the earn-out.

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

     The Company has realized significant benefits from the reduction in certain SG&A expenses and gross margin improvements as a result of its comprehensive profit enhancement program, which was completed in December 2003. This program delivered approximately $176,000 in annualized operating income improvements, exceeding the Company’s original expectation of $160,000 and maintained its major-program costs within the Company’s original estimate of $140,000, when it announced the program in September 2002.

Reorganization Costs

     The Company has developed and implemented detailed plans for restructuring actions in connection with the comprehensive profit enhancement program and other actions it has taken. The following table summarizes the components of the Company’s reorganization costs by region for each of the quarters in the nine months ended October 2, 2004, and for each of the quarters in the year ended January 3, 2004 resulting from the detailed actions initiated:

		Employee
	Headcount	Termination	Facility	Other	Total
Quarter ended	Reduction	Benefits	Costs	Costs	Cost
October 2, 2004
North America	—	$—	$(2,585)	$—	$(2,585)
Europe	—	—	(67)	—	(67)
Asia-Pacific	—	—	—	—	—
Latin America	—	—	—	—	—

Subtotal	—	—	(2,652)	—	(2,652)

July 3, 2004
North America	—	(40)	323	—	283
Europe	—	(59)	(153)	—	(212)
Asia-Pacific	—	—	—	—	—
Latin America	—	—	—	—	—

Subtotal	—	(99)	170	—	71

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

		Employee
	Headcount	Termination	Facility	Other	Total
Quarter ended	Reduction	Benefits	Costs	Costs	Cost
April 3, 2004
North America	—	(94)	(97)	—	(191)
Europe	—	—	—	—	—
Asia-Pacific	30	316	—	—	316
Latin America	—	—	—	—	—

Subtotal	30	222	(97)	—	125

Thirty-nine weeks ended October 2, 2004	30	$123	$(2,579)	$—	$(2,456)

January 3, 2004
North America	135	$773	$3,287	$—	$4,060
Europe	60	1,285	694	—	1,979
Asia-Pacific	10	41	—	—	41
Latin America	90	631	125	13	769

Subtotal	295	2,730	4,106	13	6,849

September 27, 2003
North America	20	422	253	—	675
Europe	45	591	158	(24)	725
Asia-Pacific	5	20	—	—	20
Latin America	45	70	—	—	70

Subtotal	115	1,103	411	(24)	1,490

June 28, 2003
North America	245	1,658	(242)	48	1,464
Europe	—	(82)	141	(293)	(234)
Asia-Pacific	—	1	—	—	1
Latin America	20	61	—	—	61

Subtotal	265	1,638	(101)	(245)	1,292

March 29, 2003
North America	280	3,564	—	1,471	5,035
Europe	60	864	5,787	81	6,732
Asia-Pacific	10	12	—	—	12
Latin America	15	160	—	—	160

Subtotal	365	4,600	5,787	1,552	11,939

Full year 2003	1,040	$10,071	$10,203	$1,296	$21,570

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The credit to reorganization costs of $2,652 for the third quarter of 2004 represents lower than expected costs associated with facility consolidations ($503 and $2,082 related to actions taken in the second quarter of 2003 and the fourth quarter of 2002 in North America, respectively; and credits of $67 related to actions taken in the fourth quarter of 2001 for Europe).

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

Quarter ended April 3, 2004

     Reorganization costs for the first quarter of 2004 were primarily comprised of employee termination benefits for workforce reductions of approximately 30 associates in Asia-Pacific. These termination benefits were fully paid during 2004.

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

     The payment activities and adjustments for the thirty-nine weeks ended October 2, 2004 and the remaining liability at October 2, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 2,
	2004	Liability	Adjustments	2004
Employee termination benefits	$889	$741	$(145)	$3
Facility costs	1,816	127	(153)	1,536

Total	$2,705	$868	$(298)	$1,539

     The adjustments reflect credits of $86 in North America and $59 in Europe recorded in the first quarter of 2004 and in the second quarter of 2004, respectively, for lower than expected costs of employee termination benefits and a credit of $153 in Europe recorded in the second quarter of 2004 for lower lease exit costs for facility consolidations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Quarter ended September 27, 2003

     Reorganization costs for the third quarter of 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and, to a lesser extent, lease exit costs for facility consolidations in Europe.

     The payment activities and adjustments for the thirty-nine weeks ended October 2, 2004 and the remaining liability at October 2, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 2,
	2004	Liability	Adjustments	2004
Employee termination benefits	$41	$1	$(40)	$—

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

     The payment activities and adjustments for the thirty-nine weeks ended October 2, 2004 and the remaining liability at October 2, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 2,
	2004	Liability	Adjustments	2004
Employee termination benefits	$20	$12	$(8)	$—
Facility costs	880	377	(503)	—
Other costs	48	48	—	—

Total	$948	$437	$(511)	$—

     The adjustments reflect lower costs of employee termination benefits totaling $8 recorded in the first quarter of 2004 and lower than expected costs associated with facility consolidations totaling $503 recorded in the third quarter of 2004 in North America.

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

     The payment activities and adjustments for the thirty-nine weeks ended October 2, 2004 and the remaining liability at October 2, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 2,
	2004	Liability	Adjustments	2004
Employee termination benefits	$630	$473	$—	$157
Facility costs	2,102	821	—	1,281
Other costs	529	529	—	—

Total	$3,261	$1,823	$—	$1,438

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Quarter ended December 28, 2002

     Reorganization costs for the fourth quarter of 2002 were primarily comprised of employee termination benefits for workforce reductions primarily in North America and Europe; facility exit costs primarily comprised of lease exit costs for the downsizing of the Williamsville, New York office facility, and consolidating the Mississauga, Canada office facility; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are complete; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the thirty-nine weeks ended October 2, 2004 and the remaining liability at October 2, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 2,
	2004	Liability	Adjustments	2004
Employee termination benefits	$265	$202	$—	$63
Facility costs	10,300	2,132	(2,082)	6,086

Total	$10,565	$2,334	$(2,082)	$6,149

     The adjustment reflects lower than expected costs associated with facility consolidations totaling $2,082 recorded in the third quarter of 2004 in North America.

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

     The payment activities and adjustments for the thirty-nine weeks ended October 2, 2004 and the remaining liability at October 2, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 2,
	2004	Liability	Adjustments	2004
Facility costs	$6,386	$2,536	$(34)	$3,816

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     The payment activities and adjustments for the thirty-nine weeks ended October 2, 2004 and the remaining liability at October 2, 2004 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 2,
	2004	Liability	Adjustments	2004
Employee termination benefits	$232	$53	$—	$179
Facility costs and other	1,443	1,219	193	417

Total	$1,675	$1,272	$193	$596

     The adjustment reflects higher than expected lease obligations associated with the closure of the Fullerton, California distribution center totaling $260 recorded in the second quarter of 2004 and lower than expected costs associated with facility consolidations totaling $67 recorded in the third quarter of 2004 in Europe.

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

Note 6 — Accounts Receivable

     The Company has trade accounts receivable-based facilities in Europe, which provide up to approximately $211,000 of additional financing capacity, depending upon the level of trade accounts receivable eligible to be transferred or sold. At October 2, 2004 and January 3, 2004, there were no trade accounts receivable sold to and held by third parties under the European program.

     Effective July 29, 2004, the Company terminated its $700,000 revolving accounts receivable securitization program in the U.S., which was scheduled to expire in March 2005. On the same day, the Company entered into a new revolving accounts receivable-based financing program, which provides for up to $500,000 in borrowing capacity secured by substantially all U.S. based receivables (see Note 7 to the consolidated financial statements for a detailed discussion of the new program). In connection with the former program, most of the Company’s U.S. trade accounts receivable were transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. Sales of undivided interests to third parties under this program resulted in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represented the Company’s retained interest in the transferred accounts receivable and is shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests were carried at their fair value, estimated as the net

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

realizable value, which considered the relatively short liquidation period and included an estimated provision for credit losses. At January 3, 2004, the amount of undivided interests sold to and held by third parties under the former securitization program totaled $60,000.

     On July 26, 2004, the Company amended its existing accounts receivable-based facility in Canada of 150 million Canadian dollars (originally scheduled to expire in August 2004) and extended the maturity to August 31, 2008 (see Note 7 to the consolidated financial statements for a detailed discussion of this new facility). At January 3, 2004, there were no trade accounts receivable sold to and held by third parties under the former program.

     The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt, interest coverage and trade accounts receivable portfolio performance covenants. The Company is also restricted in the amount of dividends it can pay as well as the amount of common stock that it can repurchase annually. At October 2, 2004, the Company was in compliance with all covenants or other requirements set forth in its accounts receivable financing programs discussed above.

     Losses in the amount of $665 and $1,410 for the thirteen weeks ended October 2, 2004 and September 27, 2003, respectively, and $3,613 and $8,095 for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively, related to the sale of trade accounts receivable under these facilities, or off-balance sheet debt, are included in other expenses in the Company’s consolidated statement of income.

Note 7 — Long-Term Debt

     The Company’s debt consists of the following:

	October 2,	January 3,
	2004	2004
Revolving unsecured credit facilities and other debt	$105,399	$128,346
European revolving trade accounts receivable-backed financing facilities	—	20,207
Senior subordinated notes	211,388	219,702

	316,787	368,255
Current maturities of long-term debt	(105,399)	(128,346)

	$211,388	$239,909

     On July 29, 2004, the Company entered into a new revolving accounts receivable-based financing program in the U.S., which provides for up to $500,000 in borrowing capacity secured by substantially all U.S.-based receivables. This financing program replaced the Company’s revolving accounts receivable securitization program or off-balance sheet debt (see Note 6 to the consolidated financial statements for a discussion of the former program). At the option of the Company, the program may be increased to as much as $600,000 at any time prior to July 29, 2006. This new facility expires on March 31, 2008. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as a financing facility, or on-balance sheet debt. At October 2, 2004, there were no borrowings under this new facility.

     On July 26, 2004, the Company amended its current trade accounts receivable program in Canada, which provides for borrowing capacity up to 150 million Canadian dollars, or approximately $119,000 (see Note 6 to the consolidated financial statements for a discussion of the former off-balance sheet debt). Pursuant to the amendment, the Company extended the program maturity to August 31, 2008, on substantially similar terms and conditions that existed prior to such amendment. However, under the new program, the Company obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as on-balance sheet debt. At October 2, 2004, there were no borrowings under this amended facility.

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

     Geographic areas in which the Company operated during 2004 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net sales:
North America Sales to unaffiliated customers	$3,051,027	$2,559,319	$8,635,773	$7,884,902
Intergeographic areas	33,982	33,023	103,301	91,625
Europe	2,128,386	1,789,766	6,850,041	5,500,405
Asia-Pacific	569,810	600,599	1,755,432	1,720,496
Latin America	267,166	257,766	767,402	746,496
Eliminations of intergeographic areas	(33,982)	(33,023)	(103,301)	(91,625)

Total	$6,016,389	$5,207,450	$18,008,648	$15,852,299

Income from operations:
North America	$39,072	$14,056	$92,430	$48,795
Europe	16,562	10,094	71,887	28,490
Asia-Pacific	1,287	(2,785)	2,581	(2,478)
Latin America	3,258	(599)	7,735	372

Total	$60,179	$20,766	$174,633	$75,179

Identifiable assets:
North America	$3,586,525	$3,200,628	$3,586,525	$3,200,628
Europe	1,538,341	1,252,383	1,538,341	1,252,383
Asia-Pacific	158,383	212,700	158,383	212,700
Latin America	236,558	201,710	236,558	201,710

Total	$5,519,807	$4,867,421	$5,519,807	$4,867,421

Capital expenditures:
North America	$6,088	$5,380	$14,662	$17,361
Europe	5,844	571	9,260	4,087
Asia-Pacific	610	604	1,389	1,467
Latin America	488	551	912	2,129

Total	$13,030	$7,106	$26,223	$25,044

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Depreciation:
North America	$8,438	$14,088	$26,430	$44,674
Europe	5,061	4,028	13,338	13,306
Asia-Pacific	704	779	2,258	2,376
Latin America	493	557	1,554	1,808

Total	$14,696	$19,452	$43,580	$62,164

     Supplemental information relating to reorganization costs (credits) and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Reorganization costs (credits) (Note 5):
North America	$(2,585)	$675	$(2,493)	$7,174
Europe	(67)	725	(279)	7,223
Asia-Pacific	—	20	316	33
Latin America	—	70	—	291

Total	$(2,652)	$1,490	$(2,456)	$14,721

Other profit enhancement program costs (Note 5):
Charged to cost of sales:
Europe	$—	$—	$—	$443

Charged to SG&A expenses:
North America	$—	$2,556	$—	$15,573
Europe	—	—	—	5,964

Total	$—	$2,556	$—	$21,537

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

     At October 2, 2004, the Company has remaining deferred tax liabilities of $2,418, $3,085 and $4,706 related to the gains realized on the sales of SOFTBANK Corp., or Softbank, common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

The level of opinions received from its outside advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. The Company’s U.S. Federal tax returns were closed in September 2004 and 2003 for the fiscal years 2000 and 1999, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in September 2004, which resolved these matters for tax purposes in those jurisdictions. Accordingly, in the third quarter of 2004, the Company reversed the related Federal and state deferred tax liability of $39,978 associated with the gain on the 2000 and 1999 sales, while in the third quarter of 2003, the Company reversed the related Federal deferred tax liability of $70,461 associated with the gain on the 1999 sale, thereby reducing the Company’s income tax provisions for both periods in the consolidated statement of income. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when the remaining deferred tax liabilities of $2,418, $3,085 and $4,706 relating to the fiscal years 2002, 2000 and 1999, respectively, will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. Accordingly, the Company continues to provide for these tax liabilities. If the Company is successful in obtaining a favorable resolution of this matter, the Company’s tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, the Company believes that it will be able to fund any such taxes that may be assessed on this matter with available sources of liquidity.

     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian Reais 27.8 million, including interest and penalties through October 2, 2004, or approximately $9,767 alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal advisors, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.

     In September 2004, the Company signed a definitive agreement to acquire Tech Pacific, one of Asia-Pacific’s largest technology distributors, for 700 million Australian dollars (approximately $506,000 at October 2, 2004) in cash, which includes the assumption of debt, subject to adjustment based upon the amount of Tech Pacific’s net assets at closing date. The transaction is expected to close by the end of November 2004, subject to certain customary closing conditions.

     To protect the value of the Company’s U.S. dollar investment in the pending Tech Pacific acquisition, which is denominated in Australian dollars, the Company entered into a forward currency exchange contract for a notional amount equal to 537 million Australian dollars. The forward exchange contract was entered at an agreed forward contract price of 0.71384 U.S. dollar to one Australian dollar. The mark-to-market value of the contract fluctuates by approximately $4,000 for every one percent change in the value of this forward instrument relative to the forward contract price. At October 2, 2004, the mark-to-market value of the forward exchange contract resulted in a gain of $4,277. The forward exchange contract will be settled concurrent with the Company’s payment of the purchase price for Tech Pacific upon closing of the acquisition, which is expected to occur by the end of November 2004.

     The Company received an informal inquiry from the SEC during the third quarter of 2004. The SEC did not provide a specific reason for the inquiry, but the Company believes it is related to certain transactions with Network Associates, Inc. from 1998 through 2000. The Company is cooperating fully with the SEC’s request. Although the outcome of this inquiry cannot be predicted with certainty, it is not currently expected to have a material effect on the Company’s ongoing consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; cost savings; capital expenditures; liquidity; capital requirements, acquisitions, operating models and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, as filed with the Securities and Exchange Commission, or SEC. We disclaim any duty to update any forward-looking statements.

Overview of Our Business

     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition, as well as changes in vendor terms and conditions, including, but not limited to, reductions in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on, debt and trade credit from vendors for our working capital needs.

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

Management’s Discussion and Analysis Continued

Results of Operations

     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and thirty-nine weeks indicated (in millions). Due to the significance of our Asia-Pacific region’s net sales, we are now reporting Asia-Pacific and Latin America as separate segments. Previously, the Asia-Pacific and Latin America regions were combined and reported as our “Other International” segment.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 2,		September 27,		October 2,		September 27,
	2004		2003		2004		2003
Net sales by geographic region:
North America	$3,051	50.7%	$2,559	49.1%	$8,636	48.0%	$7,885	49.7%
Europe	2,128	35.4	1,790	34.4	6,850	38.0	5,500	34.7
Asia-Pacific	570	9.5	600	11.5	1,756	9.7	1,721	10.9
Latin America	267	4.4	258	5.0	767	4.3	746	4.7

Total	$6,016	100.0%	$5,207	100.0%	$18,009	100.0%	$15,852	100.0%

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 2,		September 27,		October 2,		September 27,
	2004		2003		2004		2003
Operating income and operating margin by geographic region:
North America	$39.1	1.3%	$14.1	0.5%	$92.4	1.1%	$48.8	0.6%
Europe	16.6	0.8	10.1	0.6	71.9	1.0	28.5	0.5
Asia-Pacific	1.3	0.2	(2.8)	(0.5)	2.6	0.1	(2.5)	(0.1)
Latin America	3.2	1.2	(0.6)	(0.2)	7.7	1.0	0.4	0.0

Total	$60.2	1.0%	$20.8	0.4%	$174.6	1.0%	$75.2	0.5%

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.6	94.5	94.6

Gross profit	5.5	5.4	5.5	5.4
Operating expenses:
Selling, general and administrative	4.5	5.0	4.5	4.8
Reorganization costs	(0.0)	0.0	(0.0)	0.1

Income from operations	1.0	0.4	1.0	0.5
Other expense (income), net	0.1	0.1	0.2	0.2

Income before income taxes	0.9	0.3	0.8	0.3
Provision for (benefit from) income taxes	(0.4)	(1.3)	0.0	(0.3)

Net income	1.3%	1.6%	0.8%	0.6%

Management’s Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended October 2, 2004 Compared to Thirteen Weeks Ended September 27, 2003

     Our consolidated net sales increased 15.5% to $6.02 billion for the thirteen weeks ended October 2, 2004, or third quarter of 2004, from $5.21 billion for the thirteen weeks ended September 27, 2003, or third quarter of 2003. The significant increase in net sales was primarily attributable to the improving demand environment for IT products and services, particularly in North America and Europe, and the translation impact of the strengthening European currencies compared to the U.S. dollar (which contributed approximately four percentage points of the worldwide growth).

     Net sales from our North American operations increased 19.2% to $3.05 billion in the third quarter of 2004 from $2.56 billion in the third quarter of 2003, primarily reflecting the stronger demand for IT products and services as compared to the prior year. Net sales from our European operations increased 18.9% to $2.13 billion in the third quarter of 2004 from $1.79 billion in the third quarter of 2003, primarily due to strong demand for IT products and services across the region, increases in our market share in certain operations within Europe and the appreciation of European currencies compared to the U.S. dollar, which contributed approximately 10 percentage points to this increase. Net sales from our Asia-Pacific operations decreased 5.1% to $570 million in the third quarter of 2004 from $600 million in the third quarter of 2003. Our on-going focus of improving the operating model and profitability in this region had a tempering effect on our sales in the current year. We continue to focus on profitable growth in our Asia-Pacific region and will make changes to business processes, add or delete products or customers, and implement other changes in the region. As a result, revenue growth rates and profitability in this emerging region may fluctuate significantly from quarter to quarter. Net sales from our Latin American operations increased by 3.6% to $267 million in the third quarter of 2004 from $258 million in the third quarter of 2003, reflecting the region’s improving demand environment.

     Gross margin remained relatively consistent at 5.5% in the third quarter of 2004 compared to 5.4% in the third quarter of 2003, despite an intense competitive environment, primarily in North America. This primarily reflects strong inventory management, benefits from our comprehensive profit enhancement program and improvements in our Asia-Pacific and Latin America businesses, offset by the competitive pricing environment. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses increased 4.5% to $272.1 million in the third quarter of 2004 from $260.3 million in the third quarter of 2003. The increase in SG&A expenses was primarily attributable to the translation impact of the strengthening European currencies of approximately $7 million, realignment costs of approximately $5 million associated with downsizing and relocating activities in our under-performing German-based networking unit, and increased expenses required to support the growth of our business, partially offset by the benefits of our comprehensive profit enhancement program and the reduction of the related implementation costs of $2.5 million incurred in the third quarter of 2003 (see Note 5 to our consolidated financial statements) and a $20 million charge related to the bankruptcy of Micro Warehouse, one of our customers, in the third quarter of 2003. As a percentage of net sales, total SG&A expenses decreased to 4.5% in the third quarter of 2004 compared to 5.0% in the third quarter of 2003, which included the impact of the Micro Warehouse bankruptcy of approximately 0.4% of net sales. Aside from the impact of Micro Warehouse’s bankruptcy, total SG&A expenses decreased as a percentage of revenue due to the economies of scale from the higher level of revenue, savings from our comprehensive profit enhancement program and other actions we have taken, as well as the reduction of the related implementation costs, and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

Management’s Discussion and Analysis Continued

     The credit balance of reorganization costs of $2.7 million ($2.6 million in North America and $0.1 million in Europe) for the third quarter of 2004 represents benefits related to the favorable resolution of lease termination costs. For the third quarter of 2003, reorganization costs were $1.5 million, comprised of a charge of $1.0 million for initiatives during the quarter and a net additional charge of $0.5 million for actions taken in previous quarters. The reorganization charge of $1.0 million for the third quarter of 2003 included $0.9 million in employee termination benefits for approximately 115 employees ($0.2 million for approximately 20 employees in North America, $0.6 million for approximately 45 employees in Europe, less than $0.1 million for approximately 5 employees in Asia-Pacific and $0.1 million for approximately 45 employees in Latin America), and $0.1 million in other costs, primarily consisting of lease exit costs in connection with consolidating facilities in Europe.

     Income from operations as a percentage of net sales, or operating margin, increased to 1.0% in the third quarter of 2004 from 0.4% in the third quarter of 2003 primarily as a result of the improvements in operating expenses as a percentage of net sales, and to a lesser extent the slight increase in gross margin, both as discussed above. Our North American operating margin increased to 1.3% in the third quarter of 2004 compared to 0.5% in the third quarter of 2003, reflecting the impact of the Micro Warehouse bankruptcy of approximately 0.8% of North America revenue in the prior year, as well as economies of scale from the higher volume of business, the benefits of our comprehensive profit enhancement program and reduction of the related implementation costs, partially offset by competitive pressures on pricing. Our European operating margin increased to 0.8% in the third quarter of 2004 from 0.6% in the third quarter of 2003 reflecting improvements from our comprehensive profit enhancement program and other actions we have taken, a reduction in related implementation costs, and economies of scale from the higher volume of business. Our Asia-Pacific operating margin was 0.2% in the third quarter of 2004 compared to a loss from operations as a percentage of net sales of 0.5% in the third quarter of 2003, while our Latin American operating margin was 1.2% in the third quarter of 2004 compared to loss from operations of as a percentage of net sales of 0.2% in the third quarter of 2003. Strengthening the Asia-Pacific and Latin American operating models positively impacted income from operations in these regions. We continue to implement process improvements and other changes in these regions to improve profitability over the long-term. However, as a result, operating margins may fluctuate significantly from quarter to quarter.

     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, foreign currency exchange losses and other non-operating gains and losses. We incurred net other expense of $5.3 million in the third quarter of 2004 compared to $6.4 million in the third quarter of 2003. The decrease reflects a foreign-exchange gain of $4.3 million related to the forward currency exchange contract related to the pending Australian dollar-denominated purchase of Tech Pacific in the current year, partially offset by higher foreign currency transaction losses.

     Benefit from income taxes was $22.4 million in the third quarter of 2004 compared to $66.9 million in the third quarter of 2003. The third quarter of 2004 included a benefit of $40.0 million for the reversal of previously accrued income taxes relating to the gain realized on the sale of SOFTBANK Corp., or Softbank, common stock in 2000 and 1999 (see Note 9 to our consolidated financial statements), while the third quarter of 2003 included a benefit of $70.5 million for the reversal of previously accrued income taxes relating to the gain realized on the sale of Softbank common stock in 1999. The remaining tax provision represents an effective tax rate of 32% for the third quarter of 2004 compared to 25% for the third quarter of 2003, which included a cumulative effect of reducing our estimated effective tax rate to 32% for the full year from 35% in the first half of 2003. The decrease in the 2003 effective tax rate from 35% in the first half of 2003 was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions, as well as the benefits of our ongoing tax strategies.

Management’s Discussion and Analysis Continued

Results of Operations for the Thirty-nine Weeks Ended October 2, 2004 Compared to Thirty-nine Weeks Ended September 27, 2003

     Our consolidated net sales increased 13.6% to $18.01 billion for the thirty-nine weeks ended October 2, 2004, or first nine months of 2004, from $15.85 billion for the thirty-nine weeks ended September 27, 2003, or first nine months of 2003. The increase in net sales for the first nine months of 2004 compared to 2003 on a worldwide basis is attributable to the stronger demand of IT products and services and the appreciation of European currencies compared to the U.S. dollar. Net sales from our North American operations increased 9.5% to $8.64 billion in the first nine months of 2004 from $7.88 billion in the first nine months of 2003, reflecting an improving demand for IT products and services. Net sales from our European operations increased 24.5% to $6.85 billion in the first nine months of 2004 from $5.50 billion in the first nine months of 2003, primarily due to stronger demand for IT products and services across the region, increases in our market share in certain operations within Europe and the appreciation of European currencies compared to the U.S. dollar, which contributed approximately 12 percentage points of this increase. Net sales from our Asia-Pacific operations increased 2.0% to $1.76 billion in the first nine months of 2004 from $1.72 billion in the first nine months of 2003 due to the higher demand of IT products and services in the first quarter of 2004. However, our continued focus on improving the operating model and profitability in this region had a tempering effect on sales growth for the third quarter and first nine months of 2004. Net sales from our Latin America operations increased 2.8% to $767 million in the first nine months of 2004 from $746 million in the first nine months of 2003. Revenue growth in Latin America was also tempered by our continued focus on strengthening the operating model in this region.

     Gross margin remained relatively consistent at 5.5% in the first nine months of 2004 compared to 5.4% in the first nine months of 2003, reflecting the same factors discussed in the third quarters of 2004 and 2003.

     Total SG&A expenses increased 5.2% to $810.3 million in the first nine months of 2004 from $770.3 million in the first nine months of 2003. The increase in SG&A expenses was primarily attributable to the translation impact of the strengthening European currencies of approximately $27 million, realignment costs of approximately $10 million associated with downsizing and relocating activities in our under-performing German-based networking unit and increased expenses required to support the growth of our business, partially offset by the benefits of our comprehensive profit enhancement program and the reduction of related implementation costs of $21.5 million from prior year (see Note 5 to our consolidated financial statements) and a $20 million charge related to the bankruptcy of Micro Warehouse, one of our customers, in the first nine months of 2003. As a percentage of net sales, total SG&A expenses decreased to 4.5% in the first nine months of 2004 compared to 4.8% in the first nine months of 2003, which included the impact of the Micro Warehouse bankruptcy of approximately 0.1% of revenue. Aside from the impact of Micro Warehouse’s bankruptcy, total SG&A decreased as a percentage of revenue due to the economies of scale from the higher level of revenue and savings from our comprehensive profit enhancement program and other actions we have taken as well as the reduction of the related implementation costs, and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     For the first nine months of 2004, reorganization costs were a net credit of $2.5 million consisting of net credits totaling of $2.8 million for adjustments to detailed actions taken in previous quarters and a charge of $0.3 million relating to employee termination benefits for 30 employees in Asia-Pacific. The net credit adjustments represent $2.6 million of credits related to detailed actions taken in previous quarters for lower than expected costs associated with facility consolidations ($2.4 million in North America and $0.2 million in Europe) and $0.2 million of credits related to detailed actions taken in previous quarters for lower than anticipated costs associated with employee termination benefits ($0.1 million in North America and $0.1 million in Europe). For the first nine months of 2003, reorganization costs were $14.7 million, comprised of a charge of $16.4 million for initiatives in the first nine months of 2003, partially offset by net favorable adjustments of $1.7 million for actions taken in previous quarters. The reorganization charge of $16.4 million included $7.3 million in employee termination benefits for approximately 745 employees ($5.5 million for approximately 545 employees in North America, $1.5 million for approximately 105 employees in Europe, less than $0.1 million for approximately 15 employees in Asia-Pacific, and $0.3 million for approximately 80 employees in Latin America); $7.5 million, primarily consisting of lease exit costs in connection with closing, consolidating, and downsizing facilities, ($1.6 million in North America and $5.9 million in Europe) and $1.6 million in other costs ($1.5 million in North America and $0.1 million in Europe) primarily due to contract terminations.

Management’s Discussion and Analysis Continued

     Income from operations as a percentage of net sales increased to 1.0% in the first nine months of 2004 from 0.5% in the first nine months of 2003. Our North American income from operations as a percentage of net sales increased to 1.1% in the first nine months of 2004 from 0.6% in the first nine months of 2003. Our European income from operations as a percentage of net sales increased to 1.0% in the first nine months of 2004 compared to 0.5% in the first nine months of 2003. Our Asia-Pacific income from operations as a percentage of net sales was 0.1% in the first nine months of 2004 compared to loss from operations as a percentage of net sales of 0.1% in the first nine months of 2003. Our Latin American income from operations as a percentage of net sales increased to 1.0% in the first nine months of 2004 from less than 0.1% in the first nine months of 2003. The changes in income from operations as a percentage of net sales for the first nine months of 2004 compared to the first nine months of 2003 on a worldwide basis and by region are largely attributable to the same factors as discussed in the third quarters of 2004 and 2003.

     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, foreign currency exchange losses and other non-operating gains and losses. We incurred net other expense of $26.5 million in the first nine months of 2004 compared to $27.6 million in the first nine months of 2003. The decrease reflects a foreign-exchange gain of $4.3 million in the first nine months of 2004 related to our forward currency exchange contract related to the pending Australian dollar-denominated purchase of Tech Pacific, partially offset by higher foreign currency losses and higher interest as a result of the higher volume of business.

     Provision from income taxes was $7.4 million in the first nine months of 2004 compared to a benefit for income tax of $55.2 million in the first nine months of 2003. The first nine months of 2004 included a benefit of $40.0 million for the reversal of previously accrued income taxes relating to the gain realized on the sale of Softbank common stock in 2000 and 1999 (see Note 9 to our consolidated financial statements), while the first nine months of 2003 included a benefit of $70.5 million for the reversal of previously accrued income taxes relating to the gain realized on the sale of Softbank common stock in 1999. The remaining tax provision represented an effective tax rate of 32% in the first nine months of both 2004 and 2003.

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months and worldwide pre-holiday stocking in the retail channel during the September-to-December period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices or terms and conditions we offer our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in the countries where we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruptions caused by business model changes or reorganization efforts, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.

     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Management’s Discussion and Analysis Continued

Liquidity and Capital Resources

Cash Flows

     We have financed working capital needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, and proceeds from senior subordinated notes issued in August 2001. The following is a detailed discussion of our cash flows for the first nine months of 2004 and 2003.

     Our cash and cash equivalents totaled $824.9 million and $279.6 million at October 2, 2004 and January 3, 2004, respectively.

     Net cash provided by operating activities was $641.9 million in the first nine months of 2004 compared to $164.3 million in the first nine months of 2003. The net cash provided by operating activities in the first nine months of 2004 was primarily due to net income and decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. The net cash provided by operating activities in the first nine months of 2003 principally reflects net income and reductions of accounts receivable and inventory, partially offset by decreases in our accrued expenses and accounts payable. The reduction of accrued expenses was primarily the result of the settlement of a currency interest rate swap and payments of variable compensation and profit enhancement program costs. The reductions of accounts payable, accounts receivable and inventory in both years largely reflect seasonally lower sales in the third quarter compared to year-end and improvements in working capital efficiencies. Although we have a strong focus on working capital management, we believe that our current level of working capital efficiencies at October 2, 2004 may be at the low end of our sustainable range. Our debt levels may increase and/or our cash balance may decrease if we experience an increase in our working capital days.

     Net cash used by investing activities was $34.8 million in the first nine months of 2004 compared to $23.1 million in the first nine months of 2003. The net cash used by investing activities in the first nine months of 2004 and 2003 was primarily due to capital expenditures.

     Net cash used by financing activities was $67.5 million in the first nine months of 2004 compared $9.7 million in the first nine months of 2003. The net cash used by financing activities in the first nine months of 2004 primarily reflects net repayments of our debt facilities and a decrease in our book overdrafts, partially offset by the proceeds received from the exercise of stock options. The net cash provided by financing activities in the first nine months of 2003 was principally due to reduction in our book overdrafts.

Capital Resources

     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

     On-Balance Sheet Capital Resources

     On July 29, 2004, we entered into a new revolving accounts receivable-based financing program in the U.S., which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. This new facility expires on March 31, 2008. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as a financing facility, or on-balance sheet debt. At October 2, 2004, we had no borrowings under our new revolving accounts receivable-based financing program.

     On July 26, 2004, we amended our existing trade accounts receivable program in Canada, which provides for borrowing capacity up to 150 million Canadian dollars, or approximately $119 million. Pursuant to the amendment, we extended the program maturity to August 31, 2008, on substantially similar terms and conditions that existed prior to such amendment. However, under the new program, we obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as a financing facility, or on-balance sheet debt. At October 2, 2004, we had no borrowings under our amended trade accounts receivable program.

     In June 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of one of our European subsidiaries for Euro 107 million, or approximately $133 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In August 2003, we entered into another three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of another one of our European

Management’s Discussion and Analysis Continued

subsidiaries for Euro 230 million, or approximately $286 million, with the same financial institution and related issuer of third-party commercial paper. In March 2004, the terms of these agreements were amended to eliminate the minimum borrowing requirements that existed under the original agreements and remove the smaller of the two European subsidiaries from the August 2003 facility. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR.

     Our ability to access financing under these facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At October 2, 2004, our actual aggregate capacity under these programs, based on eligible accounts receivable outstanding, was approximately $937 million.

     We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term. At October 2, 2004, we had no borrowings under our European facilities compared to $20.2 million at January 2, 2004.

     We have a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. At October 2, 2004 and January 3, 2004, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At October 2, 2004 and January 3, 2004, letters of credit totaling approximately $24.3 million and $63.7 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under the agreement by the same amounts.

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

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring posting of collateral by either party and at minimum increments based on the market value of the instrument and credit ratings of either party. The marked-to-market value of the interest rate swap amounted to $12.1 million and $20.5 million at October 2, 2004 and January 3, 2004, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $211.4 million and $219.7 million, respectively.

     We also have additional lines of credit, commercial paper, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $460 million at October 2, 2004. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At October 2, 2004 and January 3, 2004, we had approximately $105.4 million and $128.3 million, respectively, outstanding under these facilities. At October 2, 2004 and January 3, 2004, letters of credit totaling approximately $29.8 million and $29.3 million, respectively, were also issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amounts. The weighted average interest rate on the outstanding borrowings under these credit facilities was 5.3% and 5.2% per annum at October 2, 2004 and January 3, 2004, respectively.

Management’s Discussion and Analysis Continued

     Off-Balance Sheet Capital Resources

     We have a revolving trade accounts receivable-based facility in Europe, which provides up to approximately $211 million of additional financing capacity. At October 2, 2004 and January 3, 2004, there were no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At October 2, 2004, our actual aggregate capacity under this program, based on eligible accounts receivable outstanding, was approximately $149 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the remaining European accounts receivable financing program.

     Effective July 29, 2004, we terminated our $700 million revolving accounts receivable securitization program in the U.S., which was scheduled to expire in March 2005. On the same day, we entered into a new revolving accounts receivable-based financing program, which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables (see “Capital Resources — On-Balance Sheet Capital Resources” above). At January 3, 2004, the amount of undivided interests sold to and held by third parties under the former securitization program totaled $60 million. We also amended on July 26, 2004 our existing accounts receivable-based facility in Canada of 150 million Canadian dollars (originally scheduled to expire in August 2004) and extended the maturity to August 31, 2008. At January 3, 2004, there were no trade accounts receivable sold to and held by third parties under the former program.

     Covenant Compliance

     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our off-balance sheet accounts receivable-based facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At October 2, 2004, we were in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our financial partners discussed above.

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

     The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our outside advisors and our internal assessment did not allow us to reach that conclusion on this

Management’s Discussion and Analysis Continued

matter and the deferred taxes were provided accordingly. Our U.S. Federal tax returns were closed in September 2004 and 2003 for the fiscal years 2000 and 1999, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in September 2004, which resolved these matters for tax purposes in those jurisdictions. Accordingly, we reversed the related Federal and certain state deferred tax liability of $40.0 million associated with the gain on the 2000 and 1999 sales in the third quarter of 2004, while we reversed the related Federal deferred tax liability of $70.5 million associated with the gain on the 1999 sale in the third quarter of 2003, thereby reducing our income tax provisions for both periods in the consolidated statement of income. Although we review our assessments in these matters on a regular basis, we cannot currently determine when the remaining deferred tax liabilities of $2.4 million, $3.1 million and $4.7 million related to the 2002, 2000 and 1999 sales, respectively, will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity.

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian Reais 27.8 million, including interest and penalties through October 2, 2004, or approximately $9.8 million alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal advisors, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

     In September 2004, we signed a definitive agreement to acquire Tech Pacific, one of Asia-Pacific’s largest technology distributors, for 700 million Australian dollars (approximately $506 million at October 2, 2004) in cash, which includes the assumption of debt, subject to adjustment based upon the amount of Tech Pacific’s net assets at closing date. The transaction is expected to close by the end of November 2004, subject to certain customary closing conditions.

     To protect the value of our U.S. dollar investment in the pending Tech Pacific acquisition, which is denominated in Australian dollars, we entered into a forward currency exchange contract for a notional amount equal to 537 million Australian dollars. The forward exchange contract was entered at an agreed forward contract price of 0.71384 U.S. dollar to one Australian dollar. The value of the foreign exchange contract fluctuates depending on the value of the U.S. dollar compared to the Australian dollar. For every one percent change in the value of the U.S. dollar compared to the Australian dollar, the value of the forward exchange contract will fluctuate by approximately $4 million. At October 2, 2004, the mark-to-market value of our forward exchange contract resulted in a gain of $4.3 million. The forward exchange contract will be settled concurrent with our payment of the purchase price for Tech Pacific upon closing of the acquisition, which is expected to occur by the end of November 2004.

     We received an informal inquiry from the SEC during the third quarter of 2004. The SEC did not provide a specific reason for the inquiry, but we believe it is related to certain transactions with Network Associates, Inc. from 1998 through 2000. We are cooperating fully with the SEC’s request. Although the outcome of this inquiry cannot be predicted with certainty, it is not currently expected to have a material effect on our ongoing consolidated financial position, results of operations or cash flows.

Capital Expenditures

     We presently expect our capital expenditures not to exceed $50 million in fiscal 2004.

Management’s Discussion and Analysis Continued

Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about competition, revenues, margins, expenses and other operating results or ratios, operating efficiencies, economic conditions, costs savings, capital expenditures, liquidity and exchange rate fluctuations, are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and results of operations, including, without limitation:

•	intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

•	termination of a supply or services agreement with a major supplier or customer or a significant change in supplier terms or conditions of sale;

•	failure of information processing or data security systems could result in significant disruption of business and/or additional costs to us;

•	worsening economic conditions globally or in particular geographic regions, such as the Asia-Pacific region (particularly in purchases of technology products) and failure to adjust costs in a timely fashion in response to a sudden decrease in demand;

•	losses resulting from significant credit exposure to reseller customers and negative trends in their businesses;

•	delays or failure to achieve the benefits of process or organizational changes we may implement in the business;

•	disruptions in business operations due to reorganization activities and/or increased or unanticipated costs related to such changes, as well as compliance with regulatory requirements such as the Sarbanes-Oxley Act of 2002;

•	rapid product improvement and technological change and resulting obsolescence risks;

•	possible disruption in commercial activities caused by terrorist activity or armed conflict, including changes in logistics and security arrangements as a result thereof, and reduced customer demand;

•	dependence on key individuals and inability to retain personnel;

•	reductions in credit ratings and/or unavailability of adequate capital;

•	interest rate and foreign currency fluctuations;

•	adverse impact of governmental controls and actions or political or economic instability which could adversely affect foreign operations;

•	failure to attract new sources of business from expansion of products or services or entry into new markets;

•	inability to manage future adverse industry trends;

•	difficulties and risks associated with integrating operations and personnel in acquisitions and, in particular, our proposed acquisition of Tech Pacific;

•	unanticipated costs or liabilities and failure to retain key personnel in connection with our acquisition of Tech Pacific or other acquisitions;

•	future periodic assessments required by current or new accounting standards which may result in additional charges; and

•	dependence on independent shipping companies.

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

     At the end of September 2004, we entered into a forward currency exchange contract for a notional amount equal to 537 million Australian dollars to protect the value of our U.S. dollar investment in the pending Australian dollar denominated acquisition of Tech Pacific. The forward exchange contract was entered at an agreed forward contract price of 0.71384 U.S. dollar to one Australian dollar. The value of the foreign exchange contract fluctuates depending on the value of the U.S. dollar compared to the Australian dollar. For every one percent change in the value of the U.S. dollar compared to the Australian dollar, the value of the forward exchange contract will fluctuate by approximately $4 million. At October 2, 2004, the mark-to-market value of our forward exchange contract resulted in a gain of $4.3 million. The forward exchange contract will be settled concurrent with our payment of the purchase price for Tech Pacific upon closing of the acquisition, which is expected to occur by the end of November 2004.

     There were no other material changes in our quantitative and qualitative disclosures about market risk for the nine-month period ended October 2, 2004 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2004.

Item 4.	Controls and Procedures

     The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian Reais 27.8 million, including interest and penalties through October 2, 2004, or approximately $9.8 million alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

     We received an informal inquiry from the SEC during the third quarter of 2004. The SEC did not provide a specific reason for the inquiry, but we believe it is related to certain transactions with Network Associates, Inc. from 1998 through 2000. We are cooperating fully with the SEC’s request. Although the outcome of this inquiry cannot be predicted with certainty, it is not currently expected to have a material effect on our ongoing consolidated financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3.	Defaults Upon Senior Securities

     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.	Other Information

     Not applicable.

Item 6.	Exhibits

No.	Description
10.54	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004
10.55	Compensation Agreement — Form of Incentive Stock Option Award Agreement
10.56	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement
10.57	Compensation Agreement — Form of Restricted Stock Award Agreement
10.58	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (Board of Directors)
10.59	Compensation Agreement — Compensation Election Form (Board of Directors)
10.60	Compensation Agreement — Compensation Deferral Agreement and Deferral Election Forms (Board of Directors)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.
November 8, 2004	By:	/s/ Thomas A. Madden
		Name:	Thomas A. Madden
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

No.	Description
10.54	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004
10.55	Compensation Agreement — Form of Incentive Stock Option Award Agreement
10.56	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement
10.57	Compensation Agreement — Form of Restricted Stock Award Agreement
10.58	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (Board of Directors)
10.59	Compensation Agreement — Compensation Election Form (Board of Directors)
10.60	Compensation Agreement — Compensation Deferral Agreement and Deferral Election Forms (Board of Directors)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX