Form 10-K
period 2005-01-01
INGRAM MICRO INC
filed 2005-03-09
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2005
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if registrant is an accelerated filer (as defined in Exchange Act Rule 12b of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, at July 3, 2004, was $1,816,286,920 based on the closing sale price on such date of $14.11 per share
      The Registrant had 159,123,352 shares of Class A Common Stock, par value $.01 per share, outstanding at February 17, 2005.
      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareowners to be held June 1, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1.	BUSINESS
      The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; costs synergies, economic conditions; cost savings; capital expenditures; liquidity; capital requirements, acquisitions and integration costs, operating models, exchange rate fluctuations and rates of return. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005. We disclaim any duty to update any forward-looking statements.
Introduction
      Ingram Micro, a Fortune 100 company, is the largest global information technology (“IT”) wholesale distributor, providing sales, marketing, and logistics services for the IT industry worldwide. More than just a conduit between suppliers and resellers, Ingram Micro provides a vital link in the IT supply chain by generating demand and developing markets for our technology partners. We create value in the IT market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions comprised of both products and services, offering financial services and credit facilities, and providing efficient fulfillment of IT products and services. With a broad range of products and an array of services, we create operating efficiencies for our partners around the world.
History
      Ingram Micro’s global footprint was achieved through a series of acquisitions, mergers and organic growth in North America, Europe, Asia-Pacific and Latin America. We began business in 1979 as a California corporation named Micro D Inc. A series of mergers and acquisitions in the 1980’s led to the creation of Ingram Micro, a subsidiary of Ingram Distribution Group, which was a unit of the privately-held Ingram Industries Inc. In November 1996, Ingram Micro completed an initial public offering, and split off from its parent in a tax-free reorganization. We have made significant acquisitions to strengthen our presence in North America, Europe, and Asia-Pacific since our initial public offering. Expansion of our North American presence continued with the acquisition of Intelligent Electronics Inc.’s Reseller Network Division in 1997. In the same year, we acquired a minority equity interest in Electronic Resources Limited (“ERL”), a leading Asian computer and electronic products distributor based in Singapore, which expanded our presence in Singapore and Malaysia and provided entry into Australia, China, Hong Kong, India, Indonesia, New Zealand, Thailand, and Vietnam. We increased our investment in ERL in 1999, by purchasing the remaining shares of ERL, and renamed the subsidiary Ingram Micro Asia Ltd. (“Ingram Micro Asia-Pacific”). By 1998, Ingram Micro’s well-established presence in Europe already included operations in Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom. The acquisition of publicly-held Macrotron, a distributor of personal computer products established in 1972, solidified our presence in Germany, Austria and Switzerland. In November 2004, we strengthened our position in the Asia-Pacific region by acquiring 100 percent of Techpac Holdings Limited (“Tech Pacific”), one of Asia-Pacific’s largest technology distributors based in Singapore. This acquisition made Ingram Micro the largest IT wholesale distributor in Australia, Hong Kong, India, Malaysia, New Zealand, and Singapore and expands our presence in Thailand.
Industry
      The worldwide IT products and services distribution industry generally consists of two types of business: traditional distribution business and fee-based supply chain services business. Within the traditional distribution model, the distributor buys, holds title to, and sells products and/or services to resellers who, in turn, typically sell directly to end-users, or other resellers. Hardware manufacturers and software publishers, which we collectively call suppliers or vendors, sell directly to distributors, resellers and end-users. As demand for supply chain services grows, distributors will seek new opportunities to provide services within and outside of the IT sector to complement their traditional distribution business. Fee-based supply chain services include the supply chain components that ensure the flow of goods from origin to consumption. In practical terms, logistics outsourcing encompasses the materials management functions of the supply chain, taking a product from the point of concept through delivery to the customer.
      The traditional IT distribution industry continues to undergo change as a result of a number of factors. As margins have narrowed on hardware and software products due to commoditization trends as technology evolves along its life cycle, suppliers and resellers have transitioned from a more product-focused to a more solution-oriented business model. Suppliers have also reduced the number of distribution partners in several geographic markets as they streamline their supply chains. However, we believe that suppliers continue to embrace two-tier distributors that have a global presence and are able to deliver products to market in a low-cost manner. Resellers in the traditional distribution model continue to depend on distributors for a number of services, including product availability, marketing, credit, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, allowing end-users to directly access distributors’ inventory data. These services allow resellers to reduce their inventory, staffing levels, and backroom requirements, thereby streamlining their financial investment and reducing their costs. As resellers adjust their business models from selling products to selling solutions, they rely on distributors to help them combine products with services to complete the solutions they offer to their customers. As resellers require more solution-oriented offerings, distributors respond with enhanced value-added solutions and services customized to the needs of their specific customer base.
      A variety of reseller categories exist, including value-added resellers (“VARs”), corporate resellers, systems integrators, direct marketers, Internet-based resellers, independent dealers, reseller purchasing associations, PC assemblers, and consumer electronics (“CE”) retailers. Different types of resellers are defined and distinguished by the end-user market they serve, such as large corporate accounts, mid-market, small-to-medium sized businesses (“SMBs”), or home users, and by the level of value they add to the basic products they sell. Many of our reseller customers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. Characteristics of the local reseller and supplier environment, as well as other factors specific to a particular country or region, have shaped the evolution of distribution models in different countries.
      The evolving go-to-market strategies of IT market participants present new opportunities for IT distributors beyond those based on their traditional role. For example, many large suppliers use manufacturer-direct sales initiatives to supplement their use of the distribution channel. This direct-sales model can present opportunities for suppliers to become distribution customers. As such, distributors can sell logistics, fulfillment, and marketing services, as well as provide third-party products to suppliers in a fee-based supply chain services model. Other suppliers are pursuing strategies to outsource functions such as logistics, order management, and technical support to supply chain partners as they look to minimize costs and investments in distribution center assets and focus on their core competencies in manufacturing, product development, and/or marketing. Suppliers also outsource these functions to enhance their responsiveness in the supply chain, reduce their inventory carrying costs, and better respond to customer demand. Resellers provide opportunities, as well. Retailers and Internet resellers are seeking fulfillment services, inventory management, reverse logistics, and other supply chain services that do not necessarily require a traditional distribution model. In summary, distributors continue to evolve their business models to meet customers’ needs (both suppliers and resellers) through provision of fee-for-services programs while remaining an efficient and low-cost means of delivery for technology hardware, software, and services.
Company Strengths
      We believe that the following strengths enable us to further enhance our leadership position in the IT distribution industry:

•	Leading Global Market Reach. We are the largest IT distributor in the world, by net sales, and believe that we are the market share leader, by net sales, in North America, Asia-Pacific, and Latin

America. We believe that the current IT industry environment generally favors large, financially sound distributors that have large product portfolios, economies of scale, strong business partner relationships and wide geographic reach. Based on publicly available information, we believe we offer the largest breadth of product in the IT industry. Our scale allows us to purchase products in large quantities and avail ourselves of purchase opportunities from a broad range of suppliers and provide competitive pricing for our reseller customers. Our reseller customers can derive purchasing efficiencies and reduce their investment in inventory while simultaneously enhancing end-user service levels by establishing a supply relationship with us. This relationship ensures resellers meet their product inventory needs through a single point of contact rather than purchasing product directly from multiple suppliers. We believe that we also provide suppliers with access to a broad customer base that few can reach directly in a more cost-effective manner. With our geographic network of distribution centers and world-class product management and logistics operations, our suppliers benefit from reduced investments in inventory.

Ingram Micro is the only global full-line distributor with operations in the Asia-Pacific region. In 2004, we strengthened our position in this high-growth region by acquiring Tech Pacific, one of Asia-Pacific’s largest technology distributors, solidifying our capabilities in the retail channel, third-party logistics, software distribution and traditional distribution areas. This acquisition provides a number of strategic benefits to Ingram Micro, its supplier partners, and its customers, making Ingram Micro the largest technology distributor in Australia, Hong Kong, India, Malaysia, New Zealand, and Singapore and expands our presence in Thailand.

Our global market presence enables us to service our resellers with our extensive network of distribution centers and support offices. As of January 3, 2005, we had 70 distribution centers worldwide, an increase from 48 distribution centers in December of 2003 as a result of our Tech Pacific acquisition in Asia-Pacific. We have sales offices and/or Ingram Micro sales representatives in 36 countries, and sell our products and services to resellers in more than 100 countries. We offer our 1,400 suppliers access to a global customer base of close to 165,000 resellers of various categories including VARs, corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

•	Strong Working Capital Management and Financial Position. We have consistently demonstrated strong working capital management in both positive and difficult economic conditions. In particular, we have maintained a strong focus on optimizing our investment in inventory, while minimizing the deployment of debt and preserving customer fill rates and service levels. We have significantly reduced our inventory days on hand as a result of our focused and sustainable initiatives towards reducing excess and obsolete goods, better buying strategies, and a cultural orientation towards return on invested capital. Furthermore, we continue to manage our accounts receivable through collections, credit limit setting, customer terms and process efficiencies to minimize our working capital requirements. Our business process improvement programs have also resulted in improving profitability, providing us with a solid foundation for growth. Based on the strength of our balance sheet and improving profit trends, we also believe that we are well positioned to support our growth initiatives in our core business and/or invest in incremental profitable growth opportunities. Finally, we believe our solid financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•	Superior Execution and Vital Link in the Supply Chain. We are committed to increasing our value to our customers and suppliers as a vital link in the IT distribution and technology supply chain. Through our understanding and fulfillment of the needs of our reseller and supplier partners, we provide our customers with the tools they need to increase the efficiency of their operations, enabling them to minimize inventory levels, improve customer delivery, and enhance profitability. Critical to our superior execution is our ability to provide quick and efficient order fulfillment along with consistent, accurate and on-time delivery to our customers around the world. We seek to maintain sufficient quantities of product inventories to achieve favorable order fill rates while optimizing our investment in working capital.

We provide business information to our customers, suppliers, and end-users by leveraging our information systems. We give resellers, and in some cases their customers, real-time access to our product inventory data. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand. We maintain flexible information systems that can adapt to changes and support distribution center operations, back-office efficiency, data warehousing, and e-commerce. We also provide our business partners with the ability to customize their interactions with Ingram Micro via XML, EDI, Web-based e-commerce tools, as well as InsideLine, which allows resellers to link their internal ordering and accounting systems directly to our inventory and distribution database on a real-time basis.

Our commitment to superior service levels has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro during 2004. In the United States, we were named the Best Performing Distributor by Computer Reseller News’ most recent “Sourcing Study — Top 10 Preferred Sources” in five out of eight performance categories. Leading manufacturers, such as Cisco, Computer Associates, IBM, Symantec and Veritas (before being acquired by Symantec in late 2004) have also recognized us as their leading distributor in various geographies worldwide.
Our Strategic Focus
      Our strategic focus falls into two broad areas, which support and enhance our position as the IT distribution industry’s “best way to deliver technology to the world.” We drive profitable growth by growing and optimizing our core business and expanding into adjacent markets. We continue to make productivity improvements through our focus on the right cost structure for our business.
Achieve Sustainable Profitable Growth
      Our goal is to continually grow and optimize our core business by increasing our value to our customers and vendors, targeting high growth market and product segments, and leveraging our business model to serve our partners.

•	We continually strengthen our value to customers by enhancing our programs, service offerings, and tools. An example is our implementation of Choice Advantage in the U.S., a new three-tiered, customizable partner service model engineered exclusively to meet the diverse needs of our reseller customers. Solution providers can determine which service level best fits their business, resulting in tailored business services, consistent resources, and predictable pricing across the board. In this manner, Choice Advantage offers a framework that separates Ingram Micro’s value-added distribution services from the technology products that we sell. This business initiative has been launched to more than 28,000 customers across the U.S. In Germany, we have developed an internal customer relationship management tool that provides in-depth information about our customers which allows the German sales teams to better respond to customer needs by tailoring the services Ingram Micro offers. In North America, we expanded our programs to help our customers target the health care and finance industries. By taking existing product lines and combining them with additional products to create customized solutions, we equip our resellers to target these segments directly and capture the growing IT sales opportunities within these and other vertical markets. We are educating our customers and manufacturer partners on such regulatory measures as the Health Insurance Portability and Accountability Act, Gramm-Leach-Bliley Act, and the Sarbanes-Oxley Act of 2002, enabling our partners to identify and capitalize on opportunities. A comprehensive set of support tools has been created to assist our customers in the identification and development of technology based applications that address the specific needs of these vertical industries.

•	We continually improve our operations by enhancing our capabilities while reducing costs to provide an efficient flow of products and services through the IT value chain. We leverage our IT systems and warehouse locations to support custom shipment requirements. By optimizing delivery methodologies, we deliver faster, while reducing shipping costs. In our North American region, the operations, IT, accounts payable and customer service teams work together to develop an innovative approach to take costs out of our supply chain, while improving the product receiving process in the region’s distribution centers. We are also enhancing our revenues through the development of tools and capabilities to identify new growth opportunities. By streamlining our catalog to include the products most desired by our customers, we optimize inventory management, focus on higher margin opportunities, and develop merchandising and pricing strategies that produce enhanced business results.

Another example of leveraging core operations is our Pan European Business Unit in Europe, which encompasses components, networking, and supplies, and reflects our commitment, in conjunction with our vendor partners, to centralize product groups that have greater synergy and leverage on a pan-European basis rather than on an individual country basis. This centralized function provides reseller customers with optimized stock availability and competitive pricing, providing true, one-stop shopping for their components, networking and supplies needs.

•	We benefit from a growth perspective by targeting market segments that provide growth opportunities for existing customers and vendors. The SMB customer segment is generally one of the largest segments of the IT market in terms of revenue, and typically provides higher gross margins for distributors. The needs of SMB resellers in serving the highly fragmented SMB end-user market are well addressed by our distribution model. In North America, we serve our SMB resellers through a variety of programs, including our VentureTech Network (“VTN”) and SMB Alliance programs, both of which provide partnering opportunities for training and education, demand generation, financial services, marketing, and other services. We also offer marketing and credit programs targeted at SMB resellers in other markets. As a supplement to our SMB programs in the United States, we offer menu-driven programs to GovEd resellers through our GovEd Alliance program, which includes new financial services offerings launched in 2004. Our European operations have deployed extensive web based tools that provide improved pricing and availability information for SMBs, enhancing resellers’ experience with Ingram Micro Europe with regard to purchasing and order management.

We look for opportunities to invest in high-growth and profitable geographic markets. Our Tech Pacific acquisition strengthened our presence in Asia-Pacific, one of the fastest growing IT markets in the world. We will continually evaluate developing markets for expansion where IT demand supports a local presence.

•	We target emerging IT product and service segments in their developmental stages establishing product expertise that can be leveraged by our partners. This allows us to keep our broad product line current based on emerging trends, offering differentiation to our resellers through product availability, education, training, and sales support tools. Emerging technologies include, but are not limited to, high-end storage, Internet Protocol (“IP”) communications, security, mobility and networking products.

•	We provide supply chain solutions tailored to each region to clients who are focused on increasing supply chain efficiencies, lowering overhead costs, and maximizing profits. We help our supply chain clients deliver products to key customers and new markets on a fee-for-service basis, leveraging over 20 years of experience in our core distribution activities. In North America, Ingram Micro Logistics has particularly strong expertise in fulfillment to consumers and delivery of multi-unit shipments to North American retailers. Suppliers gain scale by using us to reach both distribution and direct channels. They also benefit from cost savings through our inventory consolidation. We offer a range of retail solutions to assist manufacturers in areas such as order management, customized packaging, launch program management, accounts receivable management, consigned inventory management, and product returns services.
      Another strategic focus is expanding into adjacent markets to augment our core business by leveraging our capabilities and skills in complementary market segments.

•	We actively seek adjacent markets for expansion. In 2004 we acquired Nimax Inc., a key participant in the value-added distribution of automatic identification and data capture/point of sale (“AIDC/

POS”), barcode and wireless products, and enterprise mobility solutions. This acquisition enables us to gain an immediate entry into the growing AIDC/ POS market, expand upon our enterprise mobility offerings, and offer new partnership opportunities to our manufacturer and solution provider customers. The Nimax division will leverage Ingram Micro’s global reach, broad customer base and established vertical market solutions, marketing engine, back-office resources and logistics capabilities to initially serve the North America, Asia-Pacific and Latin America markets, with growth opportunities in other global markets. Nimax customers will also benefit from this acquisition by gaining access to training, marketing and business development resources, world-class logistics, and one-stop shopping for technology solutions. Manufacturers will have access to a global footprint with a broad customer base and a high-value marketing engine with business development resources to serve key vertical markets.

•	We are also expanding our presence in the CE market by pursuing new relationships with CE manufacturers to bring new lines of converging technologies to solution providers, direct marketers, e-tailers and retailers. This business initiative supports our ongoing growth strategy and long-standing commitment to be the leading go-to-market partner for the technology industry. Our global operations have helped hundreds of IT and CE manufacturers use the supply chain as a competitive springboard to gain market share and maximize profits. In North America, we serve as a distribution conduit for CE manufacturers in the home automation, mobile phones and gaming arenas. In Europe, we expanded our presence in the mobile technology market to include smart phones and mobile connect cards, wireless email devices, and services and subscriptions. We also service a variety of CE manufacturers in Asia-Pacific and Latin America.

Optimal Productivity
      We strive to create the right cost structure for our business by driving efficiency through process improvements, leveraging economies of scale, taking cost out of our business and cultivating a strong and capable workforce.

•	Our focus on driving efficiencies and achieving the best-in-class financial metrics has enabled us to improve our operating margins. We employ a disciplined and focused approach when we review our global operations and develop initiatives designed to streamline business processes and further increase our operating efficiency. For example, employment of the Six Sigma methodology has enabled the success of many of our profit enhancement initiatives, allowing us to simultaneously reduce costs while improving customer service levels. The standard Six Sigma approach facilitates sharing of best practices, which enhances our service offerings to our customers and suppliers with a more efficient use of resources.

•	By maximizing economies of scale and leveraging our best-in-class logistics services, we are prepared to address the changing needs of resellers and suppliers, providing a broad array of distribution and supply chain management solutions, services and programs.

•	We are continuously looking for ways to take cost out of our business. During the period between 2001 to 2003, Ingram Micro executed a series of significant actions to improve our financial position. These profit enhancement programs resulted in the restructuring of several functions, consolidation and optimization of facilities and systems, reductions of workforce worldwide, enhancement and/or rationalization of vendor and customer programs, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. As a result, we enjoy a more nimble and responsive business model. We are always focused on finding new ways to more cost-effectively respond to market demands.

•	We leverage our human capital, to drive productivity improvements by employing a workforce replete with innovation, professionalism, and leadership. We believe that enhancing our associates’ work environment and cultivating their skills and capabilities build the foundation from which we can drive productivity and achieve our long-term objectives. We instill a culture built upon ethics, respect, and accountability. We support individual growth, foster creativity, promote well-being, sponsor community involvement, and recognize the demands of work and personal life. Although our programs vary across countries, many aspects of our environment make our company attractive to potential candidates. We offer extensive training to our associates, as well as education assistance, tuition reimbursement, coaching and career development programs, and self-promotion programs. More than 2,000 on-line training and development programs are offered to provide consistency across regions. We utilize a performance development process to help our associates become successful in their careers with Ingram Micro. We also use internal rotation programs to build strength and cross-functional leadership in our associates in certain regions. Our Global and Regional Awards of Excellence are granted to associates or teams that demonstrate extraordinary efforts resulting in associate value, customer value, profitable growth, shareowner value, and/or community value.

Customers
      We conduct business with most of the leading resellers of IT products and services around the world including, in the United States, Amazon.com, Buy.com, CDW Corporation Inc., CompuCom Systems Inc., CompUSA Inc., Insight Enterprises, Office Depot Inc., OfficeMax, PC Connection Inc., and SARCOM Inc. Our reseller customers outside of the United States include Bechtle, Brasoftware, Compugen, Econocom, Future Shop, Mainbit, NexInnovations, and Systemax. In most cases, we have resale contracts with our reseller customers that are terminable at will after a short notice period and have no minimum purchase requirements. Our business is not substantially dependent on any of these contracts.
      We also have specific agreements in place with certain manufacturers and resellers to provide supply chain management services such as order management, logistics management, configuration management, and procurement management services. These customers include BenQ, Gateway Inc., Intuit, and Microsoft in North America, and ChannelWave, Digital River, Hewlett-Packard store, and Sony in Europe. In cases where we do have contracts, either party without cause can terminate them on relatively short notice. Our business is not dependent on any of these contracts. The service offerings we provide to our customers are discussed further below under “Services.”
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
      We have launched specialized business units in certain geographic and product markets to serve customers with particular needs. As we enter these specialized markets, we continue to leverage our global leadership in world-class logistics, market reach, and electronic commerce tools. Our targeted market focus in Europe led to the formation of our Pan European Business Unit, which manages components, networking, and supplies on a centralized basis in most European countries where we have a presence. For example, the Pan European Business Unit offers a one-stop shopping opportunity to small- and medium-sized resellers, PC assemblers, and OEMs, and markets a wide range of components that these customers need to assemble PC systems.
      Selling Arrangements. We offer various credit terms to qualifying customers, as well as prepay, credit card, and cash on delivery terms. We also offer various alternative financing solutions to our resellers based on their creditworthiness and, in some cases, the creditworthiness of their end-users, to assist our resellers and their end-users in acquiring products. In limited situations and markets, we collect outstanding receivables on behalf of our resellers. We closely monitor reseller customers’ creditworthiness through our IMpulse information system and other monitoring tools, which contain detailed information on each customer’s payment history, as well as other relevant information. In most markets, we use various levels of credit insurance to control credit risks and allow sales expansion.
      We have sold, and may continue to sell, to certain customers where the transactions are financed by a third-party floor plan financing company. These transactions generally involve higher sales on limited lines of product. The expenses charged by these financing companies will be paid by us, subsidized by our suppliers, or billed to our reseller.
Products
      We distribute and market hundreds of thousands of IT products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. On a worldwide basis, our revenue mix by product category has remained relatively stable over the past several years, although it may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges. However, our peripherals and systems products have been close to or slightly above the high-end of their respective ranges in the recent year:

• Networking:	10-15%
• Software:	15-20%
• Systems:	20-25%
• Peripherals:	40-45%
      Networking. Our networking category includes networking hardware, communication products and network security. Networking hardware includes switches, hubs, routers, wireless local area networks, wireless wide area networks, network interface cards, network-attached storage and storage area networks. Communication products incorporate Voice Over Internet Protocol communications, modems, phone systems and video/audio conferencing. Network security hardware includes firewalls, Virtual Private Networks (“VPNs”), intrusion detection, authentication devices and appliances.
      Software. We define our software category as a broad variety of applications containing computer instructions or data that can be stored electronically. We offer a variety of software products, such as business application software, operating system software, entertainment software, middleware, developer software tools, security software (firewalls, intrusion detection, and encryption) and storage software.
      Systems. We define our systems category as self-standing computer systems capable of functioning independently. We offer a variety of systems, such as servers, desktops, portable personal computers, tablet personal computers, and personal digital assistants.
      Peripherals. We offer a variety of peripherals products, including printers, scanners, displays, projectors, monitors, panels, mass storage, and tape. We also include other products and services in this category, including components (processors, motherboards, hard drives, and memory), supplies and accessories (ink and toner supplies, paper, carrying cases, and anti-glare screens), CE products (cell phones, digital cameras, digital video disc players, game consoles, and televisions), and services (such as installation services, professional services, service provider and carrier services, warranties and support, configuration and assembly, packaged services, and mobile communication services).
Suppliers
      Our worldwide suppliers include leading computer hardware suppliers, networking equipment suppliers, and software publishers such as 3Com, Acer, Advanced Micro Devices Inc., Canon USA, Cisco Systems Inc., Computer Associates, Epson, Hewlett-Packard, IBM, InFocus, Intel, Iomega, Juniper Networks, Kingston Technology, Lexmark, Maxtor, Microsoft, NEC/ Mitsubishi, palmOne, Philips, Samsung, Seagate, Symantec, Toshiba, Veritas Software Corporation, ViewSonic Corporation, Western Digital and Xerox. We sell products purchased from many vendors, but generated approximately 22%, 24% and 27% of our net sales in fiscal years

2004, 2003 and 2002, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.
      Our suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our customers. We do not independently warrant the products we distribute; however, local laws might impose warranty obligations upon distributors, we do warrant services and products that we build-to-order from components purchased from other sources, and under limited circumstances in Asia-Pacific. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.
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
Services
      In addition to our broad array of products, we also offer a number of supply chain management services to our suppliers and resellers. We focus on four broad categories of services: sales and marketing, customer care, financial services, and logistics. Our sales and marketing services include business development and outsourced marketing services, demand generation programs for suppliers and resellers, market research and business intelligence, retail merchandizing, and software licensing services. Our customer care services include call center support and pre- and post-technical support. Our financial services include credit and collection management services and tailored financing programs. We also offer end-to-end supply chain services to suppliers and resellers through our Ingram Micro Logistics division which vary depending on regional requirements and can include end-to-end order management and fulfillment, retail logistics merchandizing, warehousing and storage, contract manufacturing, distribution center services, product procurement, reverse logistics, transportation management, customer care, tailored financing programs, marketing services, and other outsourcing services. While we provide our partners with an array of presales services such as technical support, product selection, credit options, and customized delivery, we also offer additional services on a fee-for-service basis.
      We also offer professional and technical services across North America through our Ingram Micro Service Network (“IMSN”), which serves as a collaboration and partnership platform for over 550 VAR organizations. IMSN enables VARs to expand their geographic reach and service capabilities by providing a fully managed nationwide technical support and service management solution owned and operated by Ingram Micro. IMSN is comprised of over 10,000 certified technicians in 800 North American markets throughout the United States, Canada, and Puerto Rico. Our partners work together to provide world-class IT business solutions and support to end customers, including application services; consulting; hardware and software support; installation, moves, adds, and changes; migration services; local area network and wide area network services; network design, integration and implementation; and outsourcing services.
      Although services represent one of the initiatives of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.
Global Operations
      We have local sales offices and/or Ingram Micro sales representatives in various worldwide markets, including North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Pakistan, Philippines, Singapore, Sri Lanka, Taiwan, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and Peru). We also have contracted sales agents, parties who act on our behalf, or primary supplier relationships with independent third parties in Costa

Rica, Dominican Republic, Ecuador, Guatemala, Panama, Trinidad/ Tobago, and Vietnam. Additionally, we serve markets where we do not have an in-country presence through our various sales offices, including our general telesales operations in Santa Ana, California and Buffalo, New York and our export offices in the United States (Miami, Florida), Singapore, Germany, The Netherlands, and France. For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.”
      We operate internationally with distribution facilities in various locations around the world. For a discussion of foreign exchange risks relating to our international operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Competition
      We operate in a highly competitive environment, both in the United States and internationally. The IT products and services distribution industry is characterized by intense competition, based primarily on:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	price;

•	products and services availability;

•	quality and breadth of product lines and services; and

•	speed and accuracy of delivery.
      We believe we compete favorably with respect to each of these factors.
      We compete in North America against full-line distributors such as Tech Data and Synnex Corporation as well as specialty distributors in different product areas, such as ScanSource and D&H Distributing. A more fragmented distribution channel characterizes markets outside North America, which represent over half of the IT industry’s sales; however, consolidation has taken place in these markets, as well. We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.
      We compete internationally with a variety of national and regional distributors. The European distribution landscape is highly fragmented, with market share spread among many regional and local competitors such as Actebis, and international distributors such as Tech Data and Westcon/ Comstor. In the Asia-Pacific market, we face competition from global, regional, and local competitors including Arrow, Digiland, Redington, and Synnex Technology International. In Latin America, we compete with international and local distributors such as Tech Data, Synnex Corporation and Bell Microproducts.
      The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner to these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, can become competitors for us. As some manufacturer and reseller customers move their back-room operations to distribution partners, outsourcing and value-added services may be areas of opportunity. Examples of value-added capabilities include configuration, innovative financing programs, and order fulfillment programs. Many of our suppliers and reseller customers are looking to outsourcing partners to perform back-room operations. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as Exel, Menlo, and UPS Supply Chain Solutions; electronic manufacturing services providers such as Solectron and Flextronics; and media companies such as Technicolor.
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
Asset Management
      We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Our business, like that of other distributors, is subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. Under many of these agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. We manage this risk through continual monitoring of existing inventory levels relative to customer demand. On an ongoing basis, we reserve for excess and obsolete inventories and write down our inventories to their estimated net realizable value, reflecting our forecasts of future demand and market conditions.
      Historically, we have reduced the risk of decline in the value of our inventory through price protection, vendor authorized stock return privileges and inventory management procedures. However, over the past number of years, major PC suppliers have changed the terms and conditions of their price protection plans, resulting in increased exposure for us as a distribution partner. These changes in terms and conditions have made it more difficult for us to match our inventory levels with the price protection periods. Consequently, we bear risk that the value of the inventory we hold will decline after these price protection periods have passed. We continue to mitigate these risks by managing the amount of inventory in the channel from our suppliers to reflect the overall demand for our products.
      Inventory levels may vary from period to period, due, in part, to the addition of new suppliers or new lines with current suppliers and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our capital.
Trademarks and Service Marks
      We own or are the licensee of various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven) and “VentureTech Network.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them. Our management believes that the value of our marks is increasing with the development of our business, but our business as a whole is not materially dependent on these marks.

Employees
      As of January 1, 2005, we employed approximately 13,600 associates (as measured on a full-time equivalent basis). Certain of our operations in Europe and Latin America are subject to syndicates, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, develop, and retain outstanding associates. We have a process for continuously measuring the status of associate satisfaction and responding to associate priorities. We believe that our relationships with our associates are generally good.
EXECUTIVE OFFICERS OF THE COMPANY
      The following table lists the executive officers of Ingram Micro as of March 1, 2005.

Name	Age	Position
Kent B. Foster	61	Chairman of the Board and Chief Executive Officer
Kevin M. Murai	41	President
Gregory M.E. Spierkel	48	President
Keith W. F. Bradley	41	Executive Vice President and President, Ingram Micro North America
Henri T. Koppen	62	Executive Vice President and President, Ingram Micro Europe
Thomas A. Madden	51	Executive Vice President and Chief Financial Officer
Alain Monié	54	Executive Vice President and President, Ingram Micro Asia-Pacific
Larry C. Boyd	52	Senior Vice President, Secretary and General Counsel
William D. Humes	40	Senior Vice President and Chief Financial Officer Designee
Alain Maquet	53	Senior Vice President and President, Ingram Micro Latin America
Karen E. Salem	43	Senior Vice President and Chief Information Officer
Matthew A. Sauer	57	Senior Vice President, Human Resources
James F. Ricketts	58	Corporate Vice President and Treasurer
      Kent B. Foster. Mr. Foster, age 61, was elected chairman of the board in May 2000 and is also our chief executive officer. Mr. Foster joined us as chief executive officer and president and a director in March 2000 after a 29-year career at GTE Corporation, a leading telecommunications company with one of the industry’s broadest arrays of products and services. From 1995 through 1999, Mr. Foster served as president, GTE Corporation and was a member of GTE’s board of directors from 1992 to 1999, serving as vice chairman of the board of GTE from 1993 to 1999. He currently serves on the board of directors of Campbell Soup Company, Inc., J.C. Penney Company, Inc., and New York Life Insurance Company.
      Kevin M. Murai. Mr. Murai, age 41, became our president in March 2004. He previously served as our executive vice president and president of Ingram Micro North America from January 2002 to March 2004, as executive vice president and president of Ingram Micro U.S. from January 2000 to December 2001, as senior vice president and president of Ingram Micro Canada from December 1997 to January 2000, and vice president of operations for Ingram Micro Canada from January 1993 to December 1997.
      Gregory M.E. Spierkel. Mr. Spierkel, age 48, became our president in March 2004. He previously served as executive vice president and president of Ingram Micro Europe from June 1999 to March 2004, and as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to working for Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996.

      Keith W.F. Bradley. Mr. Bradley, age 41, is our executive vice president and president of Ingram Micro North America. He has held these positions since January 2005. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the Company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with Price Waterhouse in the United Kingdom, United Arab Emirates and the United States.
      Henri T. Koppen. Mr. Koppen, age 62, became our executive vice president and president of Ingram Micro Europe in March 2004. Mr. Koppen served as our executive vice president from January 2004 to March 2004, as executive vice president and president of Ingram Micro Asia-Pacific from February 2002 to December 2003, and served as senior vice president and president of Ingram Micro Asia-Pacific, from March 2000 through January 2002. He previously served as senior vice president and president of Ingram Micro Latin America from January 1998 to March 2000. Prior to working for Ingram Micro, Mr. Koppen served as president, Latin America, for General Electric Capital IT Solutions, a systems integrator/reseller company, from July 1996 to December 1997 and vice president, Latin America, for Ameridata Global Inc., a systems integrator/reseller company, from May 1995 to July 1996.
      Thomas A. Madden. Mr. Madden, age 51, became our executive vice president and chief financial officer in July 2001. Ingram Micro announced in October 2004 that Mr. Madden plans an early retirement from the company on April 1, 2005, and will be teaching at the University of California, Irvine’s Graduate School of Management. Prior to joining Ingram Micro, Mr. Madden served as senior vice president and chief financial officer from May 1997 to July 2001 of Arvin Meritor, Inc., a global supplier of systems, modules and components for the automotive industry. From 1981 to 1997, Mr. Madden held various management positions with Rockwell International, including vice president of corporate development, from 1996 to 1997, vice president of finance, from 1994 to 1996, and assistant corporate controller, from 1987 to 1994. Mr. Madden currently serves on the board of directors of Mindspeed Technologies.
      Alain Monié. Mr. Monié, age 54, became our executive vice president and president of Ingram Micro Asia-Pacific in January 2004. He joined Ingram Micro as executive vice president in January 2003. Previously, Mr. Monié was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monié also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999.
      Larry C. Boyd. Mr. Boyd, age 52, became our senior vice president, secretary and general counsel in March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.
      William D. Humes. Mr. Humes, age 40, has been our senior vice president and chief financial officer designee since October 2004, and will replace Mr. Madden as Ingram Micro’s executive vice president and chief financial officer on April 1, 2005. Mr. Humes served as Ingram Micro’s corporate vice president and controller from February 2004 to October 2004, vice president and corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers.
      Alain Maquet. Mr. Maquet, age 53, became our senior vice president and president Ingram Micro Latin America on March 1, 2005. Mr. Maquet served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans 30 years, 23 of which are in the technology industry, and he co-started an IT distribution company before joining Ingram Micro.

      Karen E. Salem. Ms. Salem, age 43, became our senior vice president and chief information officer in February 2005. Prior to joining Ingram Micro, Ms. Salem was senior vice president and chief information officer of Winn-Dixie Stores, Inc., a NYSE listed grocery retailer from September 2002 to February 2005. Ms. Salem was previously senior vice president and chief information officer of Corning Cable Systems, a fiber optic cable/equipment manufacturer, from September 2000 to September 2002. From August 1999 to September 2000, Ms. Salem was chief information officer for AFC Enterprises, Inc., a company of four entities: Church’s Chicken and Biscuits, Popeyes Chicken, Cinnabon and Seattle’s Best Coffee.
      Matthew A. Sauer. Mr. Sauer, age 57, has been our senior vice president of human resources since February 2003. He joined Ingram Micro in October 1996 as vice president of human resources and was promoted in September 1999 to corporate vice president of human resources strategies and processes.
      James F. Ricketts. Mr. Ricketts, age 58, is our corporate vice president and treasurer. He has held this position since April 1999. He previously served as vice president and treasurer from September 1996 to April 1999. Prior to his employment with Ingram Micro, Mr. Ricketts served as treasurer of Sundstrand Corporation, a manufacturer of aerospace and related technology products, from February 1992 to September 1996.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Except for historical information, certain statements contained in this Annual Report on Form 10-K may be “forward-looking statements” within the meaning of the Act, including but not limited to, management’s expectations for process improvement; competition; revenues, expenses and other operating results or ratios; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. Disclosures that use words such as we “believe,” “anticipate,” “expect,” “forecast” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context with the various disclosures made by us about our business. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in Exhibit 99.01 to this Annual Report on Form 10-K. A summary of these factors is as follows:

1. Intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages.

2. Integration of our acquired businesses and similar transactions involve various risks and difficulties. Our operations may be adversely impacted by an acquisition that (i) is not suited for us, (ii) is improperly executed, or (iii) substantially increases our debt.

3. Foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations may adversely impact our operations in that country or globally.

4. We may not achieve the objectives of our process improvement efforts or be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.

5. Our failure to attract new sources of profitable business from expansion of products or services or entry into new markets could negatively impact our future operating results.

6. An interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information.

7. Significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms, may adversely impact our results of operations or financial condition. Additionally, termination of a supply or services agreement with a major supplier or product supply shortages may adversely impact our results of operations.

8. Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates or we may be required to pay additional tax assessments.

9. We cannot predict with certainty, the outcome of the SEC and U.S. Attorney’s inquiries.

10. If there is a downturn in economic conditions for an extended period of time, it will likely have an adverse impact on our business.

11. We may experience loss of business from one or more significant customers, and an increased risk of credit loss as a result of reseller customers’ businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers. Increased losses, if any, may not be covered by credit insurance or we may not be able to obtain credit insurance at reasonable rates or at all.

12. Rapid product improvement and technological change resulting in inventory obsolescence or changes in demand may result in a decline in value of a portion of our inventory.

13. Future terrorist or military actions could result in disruption to our operations or loss of assets, in certain markets or globally.

14. The loss of a key executive officer or other key employees, or changes affecting the work force such as government regulations, collective bargaining agreements or the limited availability of qualified personnel, could disrupt operations or increase our cost structure.

15. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs.

16. Our failure to adequately adapt to industry changes and to manage potential growth and/or contractions could negatively impact our future operating results.

17. Future periodic assessments required by current or new accounting standards such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options may result in additional non-cash charges.

18. Seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in our quarterly results.

19. The failure of certain shipping companies to deliver product to us, or from us to our customers, may adversely impact our results of operations.
      We operate our global business in a continually changing environment that involves numerous risks and uncertainties. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows. We disclaim any duty to update these or any forward-looking statements.
AVAILABLE INFORMATION
      We also make available, free of charge through our website, www.ingrammicro.com, annual, quarterly, and current reports (and amendments thereto) as soon as reasonably practicable after our electronic filing with the Securities and Exchange Commission. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES
      Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales office and distribution network throughout North America, Europe, Latin America, and Asia-Pacific. As of January 1, 2005, we operated 70 distribution centers worldwide. Additionally, we serve markets where we do not have an in-country presence through various sales offices and representative offices, including from Santa Ana, California; Buffalo, New York; Miami, Florida; Singapore; and certain countries in Europe. We are in the process of integrating Tech Pacific into our operations in Asia-Pacific, which may result in consolidation of facilities in 2005.
      As of January 1, 2005, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which are our office/distribution facilities in Straubing, Germany; Santiago, Chile; and Singapore.

ITEM 3.	LEGAL PROCEEDINGS
      During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 28.3 million Brazilian reais, including interest and penalties through January 1, 2005, or approximately $10.7 million as of January 1, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.
      We received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with Network Associates, Inc. (“NAI”) from 1998 through 2000. We have also received subpoenas from the U.S. Attorney’s office for the Northern District of California in connection with its grand jury investigation of NAI which seek information concerning these transactions. We are cooperating fully with the SEC’s and the U.S. Attorney’s requests. Although the outcome of the SEC and U.S. Attorney’s inquiries cannot be predicted with certainty, it is not currently expected to have a material effect on our ongoing consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      As of February 17, 2005 there were 612 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

      Common Stock. Our Common Stock is traded on the New York Stock Exchange under the symbol IM. The following table sets forth the high and low price per share of our Common Stock for the periods indicated.

	High	Low

Fiscal Year 2004
First Quarter	$19.86	$15.80
Second Quarter	18.60	11.56
Third Quarter	16.35	12.85
Fourth Quarter	20.97	16.06
Fiscal Year 2003
First Quarter	$13.24	$9.30
Second Quarter	11.70	9.43
Third Quarter	14.97	10.60
Fourth Quarter	16.05	12.84
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
      Equity Compensation Plan Information. The following table provides information, as of January 1, 2005, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareowners and (ii) all compensation plans not previously approved by our shareowners.

(c) Number of securities
remaining available for
	(a) Number of securities		future issuance under
	to be issued upon	(b) Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column(a))

Equity compensation plans approved by shareowners	32,658,585	$15.3972	19,589,496

Equity compensation plans not approved by shareowners	None	None	None

TOTAL	32,658,585	$15.3972	19,589,496

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
      The following table presents our selected consolidated financial data. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.
      Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to 2004, 2003, 2002, 2001, and 2000 represent the fiscal year (52 weeks) ended January 1,

2005, the fiscal year (53 weeks) ended January 3, 2004, and the fiscal years (52 weeks) ended December  28, 2002, December 29, 2001, and December 30, 2000, respectively.

	2004	2003	2002	2001	2000

	(Dollars in 000s, except per share data)
Selected Operating Information
Net sales	$25,462,071	$22,613,017	$22,459,265	$25,186,933	$30,715,149
Gross profit	1,402,042	1,223,488	1,231,638	1,329,899	1,556,298
Income from operations(1)	283,367	156,193	50,208	92,930	353,437
Income before income taxes and cumulative effect of adoption of a new accounting standard(2)	263,276	115,794	8,998	11,691	366,398
Income before cumulative effect of adoption of a new accounting standard(3)	219,901	149,201	5,669	6,737	226,173
Net income (loss)(4)	219,901	149,201	(275,192)	6,737	226,173
Basic earnings per share — income before cumulative effect of adoption of a new accounting standard	1.41	0.99	0.04	0.05	1.55
Diluted earnings per share — income before cumulative effect of adoption of a new accounting standard	1.38	0.98	0.04	0.04	1.52
Basic earnings per share — net income (loss)	1.41	0.99	(1.83)	0.05	1.55
Diluted earnings per share — net income (loss)	1.38	0.98	(1.81)	0.04	1.52
Weighted average common shares outstanding:
Basic	155,451,251	151,220,639	150,211,973	147,511,408	145,213,882
Diluted	159,680,040	152,308,394	152,145,669	150,047,807	148,640,991
Selected Balance Sheet Information(5)
Cash and cash equivalents	$398,423	$279,587	$387,513	$273,059	$150,560
Total assets	6,926,737	5,474,162	5,144,354	5,302,007	6,608,982
Total debt(6)	514,832	368,255	365,946	458,107	545,618
Stockholders’ equity	2,240,810	1,872,949	1,635,989	1,867,298	1,874,392

(1)	Includes credit adjustment to reorganization costs of $2,896 in 2004 for previous actions and reorganization costs of $21,570, $71,135, and $41,411 in 2003, 2002 and 2001, respectively, as well as other major-program costs of $23,363 and $43,944 in 2003 and 2002, respectively, charged to selling, general and administrative expenses, or SG&A expenses, and $443 and $1,552 in 2003 and 2002, respectively, charged to costs of sales, which were incurred in the implementation of our broad-based reorganization plan, our comprehensive profit enhancement program and additional profit enhancement opportunities; and $22,893 of special items in 2001 (see Note 3 to our consolidated financial statements). Fiscal year 2003 also includes a charge of $20,000 related to the bankruptcy of Micro Warehouse, one of our former customers.

(2)	Includes items noted in footnote (1) above as well as a gain on forward currency hedge of $23,120 in 2004 and gains on sales of available-for-sale securities of $6,535 and $111,458 in 2002 and 2000, respectively.

(3)	Includes items noted in footnotes (1) and (2) above, as well as the reversal of a deferred tax liability of $41,078 and $70,461 in 2004 and 2003, respectively, related to the gain on sale of available-for-sale securities (see Note 8 to our consolidated financial statements).

(4)	Includes items noted in footnotes (1), (2), and (3) above, as well as the cumulative effect of adoption of a new accounting standard, net of income taxes, of $280,861 in 2002 (see Note 2 to our consolidated financial statements).

(5)	All balance sheet data are given at end of period.

(6)	Includes convertible debentures, senior subordinated notes, revolving credit facilities and other long-term debt including current maturities, but excludes off-balance sheet debt of $0, $60,000, $75,000, $222,253, and $910,188 at the end of fiscal years 2004, 2003, 2002, 2001, and 2000, respectively, which amounts represent all of the undivided interests in transferred accounts receivable sold to and held by third parties as of the respective balance sheet dates (see Note 5 to our consolidated financial statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Our Business

Sales
      We are the largest distributor of IT products and services worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. Through fiscal year 2000, we generated positive annual sales growth from expansion of our existing operations, the integration of numerous acquisitions worldwide, the addition of new product categories and suppliers, the addition of new customers, increased sales to our existing customer base, and growth in the IT products and services distribution industry in general. However, our worldwide net sales declined from $30.7 billion in 2000 to $25.2 billion in 2001, $22.5 billion in 2002 and $22.6 billion in 2003. These declines were primarily the result of the general decline in demand for IT products and services throughout the world, beginning in the fourth quarter of 2000 and continuing through most of 2003, as well as the decision of certain vendors to pursue a direct sales model, and our exit from or downsizing of certain markets in Europe and Latin America. In 2004, our net sales increased to $25.5 billion, or approximately 13% year-over-year. This increase primarily reflects a strengthening of demand, which began in late 2003, as well as the inclusion of approximately $0.4 billion of additional revenue arising from the acquisition of Tech Pacific in November 2004. Competitive pricing pressures, particularly in North America and Europe, and the expansion of a direct sales strategy by one or more of our major vendors could, however, adversely affect the current improvements in our revenues and profitability over the near term.

Gross Margin
      The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales (“gross margin”) and narrow income from operations as a percentage of net sales (“operating margin”). Historically, our margins have been negatively impacted by intense price competition, as well as changes in vendor terms and conditions, including, but not limited to, significant reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors, and reduced time periods qualifying for price protection. To mitigate these factors, we have implemented, and continue to refine, changes to our pricing strategies, inventory management processes, and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain of the terms and conditions offered to our customers to reflect those being set by our vendors. As a result, gross margin improved from 5.1% in 2000 to 5.5% in 2002 and has remained relatively flat through 2004. However, we expect that these restrictive vendor terms and conditions and competitive pricing pressures will continue and may worsen in the foreseeable future which may hinder our ability to maintain and/or improve our gross margins from the levels realized in recent years.

SG&A Expenses
      Our SG&A expenses as a percentage of net sales were 3.9% in 2000, reflecting the benefit of greater economies of scale from our revenue growth during this period. However, our SG&A expenses as a percentage of net sales increased to 4.7% in 2001 and 5.0% in 2002 primarily due to the significant decline in our net revenues during these years. As a result, we initiated a broad-based reorganization plan in June 2001, a comprehensive profit enhancement program in September 2002, and other detailed actions across all our regions to streamline operations, improve service and generate operating income improvements. As a result of these actions, we reduced our SG&A expenses to 4.6% of net sales in 2003, despite the soft demand of IT products and services in 2003, and to 4.4% in 2004.

Working Capital and Debt
      The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied heavily on debt, trade credit from vendors and accounts receivable financing programs for our working capital needs. At December 30, 2000, we had total debt of $545.6 million plus an additional $910.2 million in off-balance sheet debt from our accounts receivable financing programs, and a cash balance of $150.6 million. With the decline in revenue, which began in late 2000, and our strong focus on management of working capital, we reduced total debt to $368.3 million at January 3, 2004 and reduced the amount financed through our accounts receivable financing programs to $60.0 million, and increased our cash balance to $279.6 million. At January 1, 2005, our total debt increased to $514.8 million as a result of our acquisition of Tech Pacific and the elimination of amounts financed through our previously off-balance sheet accounts receivable financing programs, partially offset by an increase in our cash balance to $398.4 million.

Acquisition of Tech Pacific
      In November 2004, we acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provides us with a strong management and employee base with excellent execution capabilities, history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region.
Our Reorganization and Profit Enhancement Programs
      In June 2001, we initiated a broad-based reorganization plan to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program resulted in restructuring several functions, consolidation of facilities, and reductions of workforce worldwide in each of the quarters through June 2002. Total reorganization costs associated with these actions were $8.8 million and $41.4 million in 2002 and 2001, respectively.
      In September 2002, we announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margin and reduction of SG&A expense. Key components of this initiative included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. For 2003 and 2002, we incurred $31.0 million and $107.9 million, respectively, of costs (or $138.9 million from inception of the program through the end of fiscal year 2003) related to this profit enhancement program, which was within our original announced estimate of $140 million. These costs have consisted primarily of reorganization costs of $13.6 million and $62.4 million in 2003 and 2002, respectively, and other program implementation costs, or other major-program costs, of $17.4 million and $43.9 million charged to SG&A expenses in 2003 and 2002, respectively, and $1.6 million charged to cost of sales in 2002. We realized significant benefits from the reduction in certain SG&A expenses and from gross margin improvements as a result of our comprehensive profit enhancement program.
      During 2003, we incurred incremental reorganization costs of $8.0 million and incremental other major-program costs of $6.4 million ($6.0 million charged to SG&A expenses and $0.4 million charged to cost of sales), which were not part of the original scope of the profit enhancement program announced in September

2002. These costs primarily related to the further consolidation of our operations in the Nordic areas of Europe and a loss on the sale of a non-core German semiconductor equipment distribution business. These actions provided additional operating income improvements primarily in the European region.
      The actions related to our comprehensive profit enhancement program were completed in 2003; however, we continue to pursue business process improvements to create sustained cost reductions or operational improvements over the long term. Implementation of additional actions, including integration of acquisitions, in the future, if any, could result in additional costs as well as additional operating income improvements. The following table summarizes our reorganization costs and other major-program costs for the fiscal years 2003 and 2002 resulting from the detailed actions initiated under our broad-based reorganization plan and profit enhancement program and other actions we have taken (in millions). The credit balances in 2004 represent adjustments to reorganization costs as a result of the favorable resolution of obligations of costs relating to previous actions:

	Fiscal Year

	2004		2003		2002

	Reorganization	Other Major-	Reorganization	Other Major-	Reorganization	Other Major-
	Costs	Program Costs	Costs	Program Costs	Costs	Program Costs

North America	$(2.2)	$—	$11.2	$17.4	$55.7	$37.6
Europe	(1.0)	—	9.2	6.4	12.6	7.5
Asia-Pacific	0.3	—	0.1	—	0.4	0.4
Latin America	—	—	1.1	—	2.4	—

Total	$(2.9)	$—	$21.6	$23.8	$71.1	$45.5

      Reorganization costs have generally consisted of employee termination benefits for workforce reductions; facility exit costs associated with the downsizing, consolidation and exit of facilities; and other costs associated with reorganization activities. Other major-program costs associated with our comprehensive profit enhancement program announced in September 2002 included $23.4 million charged to SG&A expenses in 2003 ($17.4 million in North America and $6.0 million in Europe) and $43.9 million in 2002 ($37.6 million in North America, $6.0 million in Europe and $0.4 million in Asia-Pacific) primarily consisting of program management and consulting expenses; incremental depreciation resulting from the reduction of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities, outsourcing of certain IT infrastructure functions, and software replaced by a more efficient solution; recruiting, retention, training and other transition costs associated with the relocation of major functions in North America and the outsourcing of certain IT infrastructure functions; the loss on the sale of a non-core German semiconductor equipment distribution business; and the gain on the sale of excess land near our headquarters in Southern California. Additionally, other major-program costs included $0.4 million and $1.6 million in 2003 and 2002, respectively, charged to cost of sales, primarily comprised of incremental inventory and vendor-program losses caused by the decision to further consolidate and exit certain European markets.
Our Critical Accounting Policies and Estimates
      The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to accounts receivable; vendor programs; inventories; goodwill, intangible and other long-lived assets; income taxes; and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of sensitivity, therefore, actual results could differ from these estimates.
      We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

•	Accounts Receivable — We provide allowances for doubtful accounts on our accounts receivable, including our retained interest in securitized receivables, for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounts for 10% or more of our net sales; a continuing credit evaluation of our customers’ financial conditions; aging of receivables, individually and in the aggregate; credit insurance coverage; and the value and adequacy of collateral received from our customers in certain circumstances.

•	Vendor Programs — We receive funds from vendors for price protection, product rebates, marketing, training, product returns, infrastructure reimbursement and promotion programs, which are recorded as adjustments to product costs, revenue, or SG&A expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay, or rejections of claims by vendors.

•	Inventories — Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and write down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory reserves may be required. Our estimates are influenced by the following considerations: protection from loss in value of inventory under our vendor agreements, our ability to return to vendors only a certain percentage of our purchases as contractually stipulated, aging of inventories, a sudden decline in demand due to an economic downturn, and rapid product improvements and technological changes.

•	Goodwill, Intangible Assets and Other Long-Lived Assets — Effective the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 eliminated the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption and will be reviewed at least annually thereafter. In connection with the initial impairment tests, we obtained valuations of our individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected cash flows of these reporting units. As a result of these initial impairment tests, we recorded a noncash charge of $280.9 million, net of income taxes of $2.6 million, in the first quarter of 2002 for the cumulative effect of adopting this new standard, to reduce the carrying value of goodwill to its fair value in accordance with FAS 142.

In the fourth quarters of 2004, 2003 and 2002, we performed our annual impairment tests of our goodwill totaling $559.7 million at January 1, 2005, $244.2 million at January 3, 2004 and $233.9 million at December 28, 2002 for our North American, European and Asia-Pacific regions. In connection with each impairment test, we obtained or updated valuations of our individual reporting units from an independent third-party valuation firm. No additional impairment was indicated based on these tests. However, if actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, this could adversely affect our future valuations and result in future impairment charges.

We also assess potential impairment of our goodwill, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors, which may cause impairment, include significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results.

•	Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable.

The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, such as our gains on sales of Softbank common stock (see Notes 2 and 8 to our consolidated financial statements), we provide for tax liabilities unless we consider it probable that additional taxes will not be due. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities may be required, resulting in additional provision for or benefit from income taxes in our consolidated income statement.

Our U.S. Federal tax returns were closed in September 2004 and 2003 for the fiscal years 2000 and 1999, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in the third and fourth quarters of 2004, which resolved these tax matters related to the gains on sales of Softbank common stock in 1999 and 2000 in those jurisdictions. Accordingly, in the third and fourth quarters of 2004, we reversed the related Federal and state deferred tax liabilities of $40.0 million and $1.1 million, respectively, associated with the gain on the 2000 and 1999 sales, while in the third quarter of 2003, we reversed the related Federal deferred tax liability of $70.5 million associated with the gain on the 1999 sale, thereby reducing our income tax provisions for both periods in the consolidated statement of income.

•	Contingencies and Litigation — There are various claims, lawsuits and pending actions against us incidental to our operations. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe that the ultimate resolution of these actions will not have a material adverse effect on our consolidated financial statements (see Note 10 to our consolidated financial statements). As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.

Results of Operations
      The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the fiscal years indicated (in millions).

	2004		2003		2002

Net sales by geographic region:
North America	$11,777	46.3%	$10,965	48.5%	$12,132	54.0%
Europe	9,839	38.6	8,267	36.5	7,150	31.8
Asia-Pacific	2,742	10.8	2,320	10.3	1,961	8.8
Latin America	1,104	4.3	1,061	4.7	1,216	5.4

Total	$25,462	100.0%	$22,613	100.0%	$22,459	100.0%

	2004		2003		2002

Operating income (loss) and operating margin by geographic region:
North America	$130.3	1.1%	$94.5	0.9%	$36.5	0.3%
Europe	129.8	1.3	73.2	0.9	12.7	0.2
Asia-Pacific	9.8	0.4	(10.3)	(0.4)	1.0	0.1
Latin America	13.5	1.2	(1.2)	(0.1)	(0.0)	(0.0)

Total	$283.4	1.1%	$156.2	0.7%	$50.2	0.2%

      We sell products purchased from many vendors, but generated approximately 22%, 24% and 27% of our net sales in fiscal years 2004, 2003 and 2002, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.
      The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.5	94.6	94.5

Gross profit	5.5	5.4	5.5
Operating expenses:
Selling, general and administrative	4.4	4.6	5.0
Reorganization costs	0.0	0.1	0.3

Income from operations	1.1	0.7	0.2
Other expense, net	0.1	0.2	0.2

Income before income taxes and cumulative effect of adoption of a new accounting standard	1.0	0.5	0.0
Provision for (benefit from) income taxes	0.2	(0.2)	0.0

Income before cumulative effect of adoption of a new accounting standard	0.8	0.7	0.0
Cumulative effect of adoption of a new accounting standard	—	—	(1.3)

Net income (loss)	0.8%	0.7%	(1.3)%

Results of Operations for the Years Ended January 1, 2005, January 3, 2004 and December 28, 2002
      Our consolidated net sales were $25.5 billion, $22.6 billion and $22.5 billion in 2004, 2003 and 2002, respectively. Our worldwide net sales increased approximately 13% in 2004 compared to both 2003 and 2002. The overall increase in net sales from 2002 to 2004 was primarily attributable to a slightly improved demand environment for IT products and services, particularly in North America and Europe, the translation impact of the strengthening European currencies compared to the U.S. dollar (which contributed approximately four percentage points of the worldwide growth) and additional revenue arising from the acquisition of Tech Pacific in November 2004. However, competitive pricing pressures, particularly in North America, the expansion of a direct sales strategy by one or more of our major vendors and/or softening of demand could adversely affect the current improvements in our revenues and profitability over the near term.
      Net sales from our North American operations were $11.8 billion, $11.0 billion and $12.1 billion in 2004, 2003 and 2002, respectively. Net sales from our North American operations increased 7.4% in 2004 compared to 2003, primarily reflecting the stronger demand for IT products and services compared to the prior year. Net sales had decreased 9.6% in 2003 compared to 2002 due to the sluggish demand for IT products and services in 2003, consistent with the prolonged softness in the U.S. economy at that time and the decision of certain vendors to pursue a direct sales model. Net sales from our European operations were $9.8 billion, $8.3 billion and $7.2 billion in 2004, 2003 and 2002, respectively. The year-over-year growth in European net sales of 19% and 16% in 2004 and 2003, respectively, reflects the translation impact of the strengthening European currencies, which contributed approximately 11% and 18% in revenue growth in 2004 and 2003, respectively, increases in our market share in certain operations within Europe, and strong demand for IT products and services across the region in 2004. These growth factors were partially offset by softer demand for technology products and services in most countries in Europe and our downsizing and/or exit of operations in certain markets within the region in 2003 and 2002. Net sales from our Asia-Pacific operations were $2.7 billion, $2.3 billion and $2.0 billion in 2004, 2003 and 2002, respectively. The growth in our 2004 net sales in Asia-Pacific reflects approximately $400 million of revenue resulting from our acquisition of Tech Pacific. Our continued focus on improving the operating model and profitability in this region had a tempering effect on sales growth in 2004. Net sales in our Asia-Pacific region increased 18.3% in 2003 compared to 2002 as a result of the overall growth in demand in this emerging market. Net sales from our Latin American operations were $1.1 billion, $1.1 billion and $1.2 billion in 2004, 2003 and 2002, respectively. Net sales from our Latin American operations decreased 12.7% in 2003 compared to 2002 due to weak economic conditions prevalent within the region at that time and the downsizing of our operations in certain markets during 2002, but revenues stabilized and improved slightly in 2004 consistent with the general demand environment in the region.
      Our gross margin has remained relatively stable at 5.5%, 5.4% and 5.5% in 2004, 2003 and 2002, respectively, which reflects strong inventory management, benefits from our comprehensive profit enhancement program and improvements in our Asia-Pacific and Latin America businesses, generally offsetting the impact of the competitive pricing environment. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience tempered or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
      Total SG&A expenses were $1.1 billion, $1.0 billion and $1.1 billion in 2004, 2003 and 2002, respectively. In 2004, SG&A expenses increased by $75.8 million compared to 2003 primarily due to the translation impact of the strengthening European currencies of approximately $36 million, realignment costs of approximately $11 million associated with downsizing and relocating activities in our under-performing German-based networking unit, the addition of approximately $15 million in operating expenses related to Tech Pacific, which was acquired on November 10, 2004, and increased expenses required to support the growth of our business, partially offset by the benefits of our comprehensive profit enhancement program, the reduction of related implementation costs of $23.4 million from prior year (see Note 3 to our consolidated financial statements) and a $20 million charge related to the bankruptcy of Micro Warehouse, one of our former customers, in 2003. As a percentage of net sales, total SG&A expenses decreased to 4.4% in 2004 compared to 4.6% in 2003, which included the impact of the Micro Warehouse bankruptcy of approximately 0.1% of revenue in prior year. Aside from the impact of the Micro Warehouse bankruptcy, total SG&A decreased as a percentage of revenue due to the economies of scale from the higher level of revenue, savings from our comprehensive profit enhancement program and other actions we have taken as well as the reduction of the related implementation costs, and continued cost control measures. In 2003, we reduced SG&A expenses by $64.6 million compared to 2002 as a result of the actions we have taken and the reduction of other major-program costs of $20.6 million in 2003, partially offset by the $20 million charge related to the Micro Warehouse bankruptcy and the translation impact of the strengthening European currencies of approximately $46 million. SG&A expenses as a percentage of net sales, which included the impact of the Micro Warehouse bankruptcy, decreased to 4.6% in 2003 compared to 5.0% in 2002, primarily due to savings from our comprehensive profit enhancement program and other actions we have taken, as well as the reduction of the related implementation costs, and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R requires us to recognize compensation cost relating to all share-based payments to our employees based on their fair values beginning the third quarter of 2005. We are evaluating the requirements of FAS 123R, as well as our long-term incentive compensation strategies, and expect that our adoption of FAS 123R will have a material impact on our SG&A expenses. We have not determined the method of adoption and have not determined whether the adoption will result in amounts that are similar to our current pro forma disclosures under FAS 123 (see Note 2 to our consolidated financial statements).
      As previously discussed, reorganization costs were $21.6 million and $71.1 million in 2003 and 2002, respectively, and in 2004 we had a net credit of $2.9 million relating primarily to favorable resolution of obligations related to prior actions (see Note 3 to our consolidated financial statements). We are in the process of integrating Tech Pacific with our operations in Asia-Pacific and we may also pursue other business process or organizational changes in our other regions, which will likely result in additional charges related to consolidation of facilities, restructuring of several functions and workforce reductions in 2005.
      Our operating margin increased to 1.1% in 2004 from 0.7% and 0.2% in 2003 and 2002, respectively, primarily reflecting the reduction of our operating expense ratio and reorganization costs as discussed above. Our North American operating margin increased to 1.1% in 2004 from 0.9% and 0.3% in 2003 and 2002, respectively. The increase in operating margin for North America in 2004 compared to 2003 reflects the impact of the charge related to the Micro Warehouse bankruptcy of approximately 0.2% of North America revenue in prior year, as well as economies of scale from the higher volume of business, the benefits of our comprehensive profit enhancement program and reduction of the related implementation costs, partially offset by significant competitive pressures on pricing. Operating margin for North America increased in 2003 compared to 2002 primarily due to lower reorganization and other major-program costs and improvements realized from our profit enhancement program and other actions we have taken, partially offset by the impact of the Micro Warehouse bankruptcy and increased competitive pressures on pricing. Our European operating margin increased to 1.3% in 2004 from 0.9% and 0.2% in 2003 and 2002, respectively. Operating margin for Europe in 2004 and 2003 was positively impacted by improvements from our profit enhancement program and other actions we have taken, a reduction in related implementation costs, and economies of scale from the higher volume of business. Our Asia-Pacific operating margin was 0.4%, (0.4%) and 0.1% in 2004, 2003 and 2002, respectively. Operating results in the Asia-Pacific region deteriorated in 2003, largely due to higher inventory and bad debt losses in greater China, and intense price competition particularly in our components business, which were exacerbated by the impacts of SARS and the Gulf War on the region. However, 2004 was positively impacted by Tech Pacific’s operating margin contribution, as well as improvements and strengthening of our operating model. We believe the addition of Tech Pacific and continued process improvements will improve profitability over the long-term. Our Latin American operating margin was 1.2% in 2004 compared to negative operating margin of 0.1% or less in each of the past two years. Strengthening operating processes in Latin America during 2004 positively impacted operating margin in this region. The negative operating margins in 2003 and 2002 were primarily attributable to the continued market softness and competitive pricing pressures in the region as well as higher bad debt expense and inventory related issues.
      Other expense (income) consisted primarily of interest, losses on sales of receivables under our ongoing accounts receivable facilities, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred net other expense of $20.1 million, or 0.1% as a percentage of net sales, in 2004 compared to $40.4 million, or 0.2% as a percentage of net sales, in 2003 and $41.2 million, or 0.2% as a percentage of net sales, in 2002. The decrease in 2004 primarily reflects a foreign-exchange gain of $23.1 million on a forward currency exchange contract related to our Australian dollar-denominated purchase of Tech Pacific. Other expense decreased slightly in 2003 compared to 2002, which included a gain of $6.5 million from the sale of our remaining shares of Softbank common stock, and lower foreign currency exchange losses.
      Our provision for income taxes in 2004 and 2002 was $43.4 million and $3.3 million, respectively, compared to a benefit from income taxes of $33.4 million in 2003. Fiscal year 2004 included a benefit of $41.1 million for the reversal of previously accrued U.S. Federal and certain state income taxes relating to the gain realized on the sale of Softbank common stock in 2000 and 1999 while fiscal year 2003 included a benefit of $70.5 million for the reversal of previously accrued U.S. Federal income taxes relating to the gain realized on the sale of Softbank common stock in 1999. Our effective tax provision rate in 2004 and 2002 was 16% and 37%, respectively, compared to effective tax benefit rate of 29% in 2003. The decrease in the effective tax rate from 2002 through 2004 is primarily attributable to the reversals of the previously accrued U.S. Federal and certain state income taxes in 2004 and U.S. Federal income taxes in 2003 (see Note 8 to our consolidated financial statements), as well as changes in the proportion of income earned within the various taxing jurisdictions, our ongoing tax strategies, and the elimination of goodwill amortization in 2002, a substantial portion of which was not deductible for tax purposes.
      As noted in our discussion of critical accounting policies and estimates, in the first quarter of 2002, we recorded a noncash charge of $280.9 million, net of income taxes of $2.6 million, for the cumulative effect of adopting FAS 142. In the fourth quarters of 2004, 2003 and 2002, we performed impairment tests of our goodwill and no additional impairment was indicated based on these tests.
Quarterly Data; Seasonality
      Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	the impact of acquisitions we may make;

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months and worldwide pre-holiday stocking in the retail channel during the September-to-December period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices or terms and conditions we offer our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of and possible disruption caused by business model changes or reorganization efforts, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.
      These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
      The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended January 1, 2005. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair presentation of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

			Income	Income		Diluted
		Gross	from	before		Earnings
	Net Sales	Profit	Operations	Income Taxes	Net Income	Per Share

	(In millions, except per share data)
Fiscal Year Ended January 1, 2005
Thirteen Weeks Ended(1):
April 3, 2004	$6,275.6	$341.4	$66.6	$55.2	$37.6	$0.24
July 3, 2004	5,716.6	311.4	47.9	38.0	25.9	0.16
October 2, 2004	6,016.4	329.6	60.2	54.9	77.3	0.49
January 1, 2005	7,453.4	419.5	108.7	115.2	79.2	0.48
Fiscal Year Ended January 3, 2004(2)
Thirteen Weeks Ended(3):
March 29, 2003	$5,474.2	$296.2	$27.1	$15.5	$10.1	$0.07
June 28, 2003	5,170.6	281.4	27.3	17.7	11.5	0.08
September 27, 2003	5,207.4	282.6	20.8	14.4	81.2	0.53
January 3, 2004(2)	6,760.8	363.3	81.0	68.2	46.4	0.30

(1)	Includes impact of charges related to reorganization costs and adjustments related to previous restructuring actions. Pre-tax quarterly charges (credits) in 2004 were recorded as follows: first quarter, $0.1 million; second quarter, $0.1 million; third quarter, $(2.7) million; fourth quarter, $(0.4) million. The third quarter of 2004 also includes a foreign-exchange gain of $4.3 million related to the acquisition of Tech Pacific in Asia- Pacific and the reversal of Softbank deferred tax liability of $40.0 million. The fourth quarter of 2004 also includes a foreign-exchange gain of $18.8 million related to the acquisition of Tech Pacific in Asia-Pacific and the reversal of Softbank deferred tax liability of $1.1 million.

(2)	Fiscal year 2003 is a 53-week year making the quarter ended January 3, 2004 a fourteen-week period.

(3)	Includes impact of charges related to reorganization and other major-program costs. Pre-tax quarterly charges in 2003 were recorded as follows: first quarter, $20.2 million; second quarter, $12.5 million; third quarter, $4.0 million; fourth quarter, $8.7 million. The third quarter of 2003 also includes a pre-tax charge of $20 million in North America related to the bankruptcy of Micro Warehouse, one of our former customers, and the reversal of Softbank deferred tax liability of $70.5 million.
Liquidity and Capital Resources

Cash Flows
      We have financed our growth and cash needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, and proceeds from senior subordinated notes issued in August 2001. The following is a detailed discussion of our cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.
      Our cash and cash equivalents totaled $398.4 million and $279.6 million at January 1, 2005 and January 3, 2004, respectively.
      Net cash provided by operating activities was $360.9 million and $270.6 million in 2004 and 2002, respectively, compared to net cash used by operating activities of $94.8 million in 2003. The net cash provided by operating activities in 2004 was primarily due to net income and a net decrease in working capital, which reflects our continued focus on working capital management. The net cash used by operating activities in 2003 principally reflects an increase in inventory and a decrease in accrued expenses, partially offset by income adjusted for noncash charges and by a decrease in accounts receivable. The increase in inventory largely reflects increased inventory-stocking levels in response to recent improvements in market conditions, and purchases for strategic growth areas. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap in the first quarter of 2003 and payments of variable incentive compensation and profit enhancement program costs. The decrease in accounts receivable reflects strong working capital management during the year. The net cash provided by operating activities in 2002 was primarily attributable to the overall reduction in our net working capital due to our focus on working capital management and the lower volume of business. Our debt levels may increase and/or our cash balance may decrease if we experience an increase in our working capital days or if we experience significant sales growth.
      Net cash used by investing activities was $411.5 million, $36.9 million and $28.1 million in 2004, 2003 and 2002, respectively. The net cash used by investing activities in 2004 was primarily due to our business acquisitions of $402.2 million and capital expenditures of $37.0 million. The net cash used by investing activities in 2003 was primarily due to capital expenditures of $35.0 million. The net cash used by investing activities in 2002 was primarily due to capital expenditures of approximately $54.7 million, partially offset by cash proceeds of approximately $31.8 million from the sale of Softbank common stock. The reduction in our capital expenditures over the period from 2002 to 2004 reflects the benefits of our previous profit enhancement program which has enabled us to streamline operations and optimize facilities as well as our decision to outsource certain IT infrastructure functions which have reduced our capital requirements. We presently expect our capital expenditures to be approximately $50 million in 2005.
      Net cash provided by financing activities was $149.5 million and $9.3 million in 2004 and 2003, respectively, compared to net cash used by financing activities of $146.7 million in 2002. The net cash provided by financing activities in 2004 primarily reflects proceeds received from the exercise of stock options of $84.5 million and an increase in book overdrafts of $77.7 million. The net cash provided by financing activities in 2003 primarily reflects proceeds received from the exercise of stock options of $10.3 million. The net cash used by financing activities in 2002 primarily resulted from the net repayment of our revolving credit and other debt facilities of $125.0 million. Debt was reduced primarily through cash provided by operations, our continued focus on working capital management and lower financing needs as a result of the lower volume of business.

Acquisitions
      We account for all acquisitions after June 30, 2001 in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The results of operations of these businesses have been consolidated with our results of operations beginning on their acquisition dates.
      In November 2004, we acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for 730 million Australian dollars (approximately $554 million at closing date) for cash and the assumption of debt. The purchase price includes preliminary estimates of costs to restructure the operations of Tech Pacific. The final costs incurred may differ materially as these actions are completed. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date. We are in the process of completing the valuation of vendor and customer relationship intangible assets and expect to finalize customer data analysis and the valuation during the first quarter of fiscal year 2005 (see Note 4 to our consolidated financial statements).

      To protect the value of our U.S. dollar investment in the acquisition of Tech Pacific, which was denominated in Australian dollars, we entered into a forward currency exchange contract for a notional amount equal to 537 million Australian dollars. The forward exchange contract was entered at an agreed forward contract price of 0.71384 U.S. dollar to one Australian dollar. This forward exchange contract was settled concurrent with our payment of the purchase price for Tech Pacific on November 10, 2004, the closing date of the acquisition at a gain of $23.1 million.
      In connection with our acquisition of Tech Pacific, the parties agreed that 35 million Australian dollars, or approximately $27 million, of the purchase price shall be held in an escrow account to cover claims from us for various indemnities by the sellers under the sale agreement, of which 10 million Australian dollars, or approximately $8 million, was released on March 1, 2005, and 25 million Australian dollars, or approximately $19 million, will be released in full to the sellers on February 28, 2006 if no claims are made by us under the sale agreement before such date.
      In July 2004, we acquired substantially all of the assets and assumed certain liabilities of Nimax, Inc., a privately-held distributor of automatic identification and data capture/point-of-sale, barcode and wireless products, as well as enterprise mobility solutions. The purchase price, consisting of a cash payment of $8.7 million in 2004 and $1.0 million payable on or before October 31, 2006, was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $0.9 million of other amortizable intangible assets primarily related to customer and vendor relationships. No goodwill was recorded in this transaction. In addition to the cash payment, the purchase agreement requires us to pay the seller up to $6.0 million at the end of two years, based on a specified earn-out formula, which will be recorded as an adjustment to the purchase price.
      In April 2003, we increased our ownership in an India-based subsidiary by acquiring approximately 37% of the subsidiary held by minority shareholders. The total purchase price for this acquisition consisted of a cash payment of $3.1 million, resulting in the recording of $2.0 million of goodwill.
      In February 2003, we increased our ownership in Ingram Macrotron AG, a German-based distribution company, by acquiring the remaining interest of approximately 3% held by minority shareholders. The purchase price of this acquisition consisted of a cash payment of $6.3 million, resulting in the recording of $5.3 million of goodwill. Court actions have been filed by several minority shareholders contesting the adequacy of the purchase price paid for the shares and various other actions, which could affect the purchase price. Depending upon the outcome of these actions, additional payments for such shares may be required.

Capital Resources
      We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

On-Balance Sheet Capital Resources
      On July 29, 2004, we entered into a new revolving accounts receivable-based financing program in the U.S., which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. This new facility expires on March 31, 2008. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as a financing facility, or on-balance sheet debt. At January 1, 2005, we had no borrowings under our new revolving accounts receivable-based financing program.
      On July 26, 2004, we amended our existing trade accounts receivable program in Canada, which provides for borrowing capacity up to 150 million Canadian dollars, or approximately $124 million. Pursuant to the amendment, we extended the program maturity to August 31, 2008, on substantially similar terms and conditions that existed prior to such amendment. However, under the new program, we obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as a financing facility, or on-balance sheet debt. At January 1, 2005, we had no borrowings under our amended trade accounts receivable program.
      In June 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107 million, or approximately $146 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In August 2003, we entered into another three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of two other subsidiaries in Europe for Euro 230 million, or approximately $314 million, with the same financial institution and related issuer of third-party commercial paper. In March 2004, the terms of these agreements were amended to eliminate the minimum borrowing requirements that existed under the original agreements and remove the smaller of the two European subsidiaries from the August 2003 facility. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR.
      We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term. At January 1, 2005, we had no borrowings under our European facilities compared to $20.2 million at January 3, 2004.
      In November 2004, we assumed from Tech Pacific a multi-currency revolving trade accounts receivable backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 200 million Australian dollars, or approximately $156 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. This facility has no fixed repayment terms prior to maturity. At January 1, 2005, we had borrowings of $132.3 million under this facility.
      Our ability to access financing under our North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At January 1, 2005, our actual aggregate capacity under these programs, based on eligible accounts receivable outstanding, was approximately $996 million.
      We also assumed from Tech Pacific in November 2004, a multi-currency secured revolving loan facility, or assumed facility, of 80 million Australian dollars, or approximately $62 million, in connection with change of control provisions triggered by our acquisition of Tech Pacific, which may be terminated on or before April 2, 2005. The interest rate is dependent upon the currency in which the drawing is made, and is determined based on the short-term bank indicator rate for such currency. The assumed facility was substantially secured by the assets and stock of certain of our Asia-Pacific subsidiaries, and has no fixed repayment terms prior to maturity. However, on January 31, 2005, in connection with the acquisition of Tech Pacific, we effected a release of all liens and related security interests as well as material covenant compliance requirements under this facility through the issuance of a standby letter of credit for the same amount in favor of the lender. At January 1, 2005, we had no borrowings under this facility. The assumed facility can also be used to support letters of credit. At January 1, 2005, letters of credit totaling approximately $24.1 million were issued to a vendor to support purchases by our subsidiaries and to certain financial institutions to support banking lines for certain subsidiaries, or local borrowings from banks made available to certain of our subsidiaries in the Asia-Pacific region. The issuance of these letters of credit reduces our available capacity under the assumed facility by the same amount.
      We also have a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. At January 1, 2005 and January 3, 2004, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At January 1, 2005 and January 3, 2004, letters of credit totaling approximately $24.3 million and $63.7 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces our available capacity under the agreement by the same amount.
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
      On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring posting of collateral by either party and at minimum increments based on the market value of the instrument and credit ratings of either party. The marked-to-market value of the interest rate swap amounted to $14.5 million and $20.5 million at January 1, 2005 and January 3, 2004, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $213.9 million and $219.7 million, respectively.
      We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $525 million at January 1, 2005. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 1, 2005 and January 3, 2004, we had approximately $168.6 million and $128.3 million, respectively, outstanding under these facilities. At January 1, 2005 and January 3, 2004, letters of credit totaling approximately $30.5 million and $29.3 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 5.0% and 5.2% per annum at January 1, 2005 and January 3, 2004, respectively.

Off-Balance Sheet Capital Resources
      We have a revolving trade accounts receivable-based facility in Europe, which provides up to approximately $238 million of additional financing capacity. This facility expires in 2007. At January 1, 2005 and January 3, 2004, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At January 1, 2005, our actual aggregate capacity under this program, based on eligible accounts receivable outstanding, was approximately $209 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the remaining European accounts receivable financing program.
      Effective July 29, 2004, we terminated our $700 million revolving accounts receivable securitization program in the U.S., which was scheduled to expire in March 2005. On the same day, we entered into a new revolving accounts receivable-based financing program, which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables (see “Capital Resources — On-Balance Sheet Capital Resources” above). At January 3, 2004, the amount of undivided interests sold to and held by third parties under the former securitization program totaled $60 million. We also amended on July 26, 2004 our existing accounts receivable-based facility in Canada of 150 million Canadian dollars (originally scheduled to expire in August 2004) and extended the maturity to August 31, 2008. The Company had no outstanding borrowings under this amended facility at January 3, 2004.

Covenant Compliance
      We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our off-balance sheet accounts receivable-based facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At January 1, 2005, we were in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors discussed above.
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

Contractual Obligations
      The following summarizes our financing capacity and contractual obligations at January 1, 2005 (in millions), and the effect of scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods.

			Payments Due by Period

	Total	Balance	Less Than	1-3	3-5	After 5
Contractual Obligations	Capacity	Outstanding	1 Year	Years	Years	Years

Senior subordinated notes(1)	$213.9	$213.9	$—	$213.9	$—	$—
North American revolving accounts receivable-based financing facilities(2)	624.0	—	—	—	—	—
European revolving trade accounts receivable backed financing facilities(2)	460.0	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable backed financing facilities(2)	156.0	132.3	—	—	132.3	—
Revolving secured facility(3)	62.0	—	—	—	—	—
Revolving senior unsecured credit facility(4)	150.0	—	—	—	—	—
Bank overdrafts and other(5)	525.0	168.6	168.6	—	—	—

Subtotal	2,190.9	514.8	168.6	213.9	132.3	—
European accounts receivable financing programs(6)	238.0	—	—	—	—	—
Minimum payments under operating leases and IT outsourcing agreement(7)	514.0	514.0	85.3	149.8	127.4	151.5

Total	$2,942.9	$1,028.8	$253.9	$363.7	$259.7	$151.5

(1)	See Note 7 to our consolidated financial statements.

(2)	The capacity amount in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable outstanding that may be used to support these facilities. As of January 1, 2005, our actual aggregate capacity under these programs based on eligible accounts receivable outstanding was approximately $996 million (see Note 7 to our consolidated financial statements).

(3)	The capacity amount in the table above represents the maximum capacity available under this facility. This facility can also be used to support letters of credit. At January 1, 2005, letters of credit totaling approximately $24.1 million were issued to certain vendors to support purchases by our subsidiaries, and to certain financial institutions to support banking lines for certain subsidiaries, or local borrowings from banks made available to certain of our subsidiaries. The issuance of these letters of credit reduces our available capacity by the same amount. All liens and related security requirements were released on January 31, 2005. See “Capital Resources — On-Balance Sheet Capital Resources.”

(4)	The capacity amount in the table above represents the maximum capacity available under this facility. This facility can also be used to support letters of credit. At January 1, 2005, letters of credit totaling approximately $24.3 million were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces our available capacity by the same amount.

(5)	Certain of these programs can also be used to support letters of credit. At January 1, 2005, letters of credit totaling approximately $30.5 million were issued to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit also reduces our available capacity by the same amount.

(6)	Payments due by period were classified based on the maturity dates of the related revolving accounts receivable financing programs. The total capacity amount in the table above represents the maximum capacity available under these programs. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable outstanding that may be transferred or sold into these programs. As of January 1, 2005, our actual aggregate capacity under these programs based on eligible accounts receivable outstanding was approximately $209 million.

(7)	In December 2002, we entered into an agreement with a third-party provider of IT outsourcing services. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/ PBX. This agreement expires in December 2009, but is cancelable at our option subject to payment of termination fees. Additionally, we lease the majority of our facilities and certain equipment under noncancelable operating leases. Renewal and purchase options at fair values exist for a substantial portion of the leases. Amounts in this table represent future minimum payments on operating leases that have remaining noncancelable lease terms in excess of one year as well as under the IT outsourcing agreement.

      Our employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Because our commitment under these plans is not a fixed amount, they have not been included in the contractual obligations table.

Other Matters
      In December 1998, we purchased 2,972,400 shares of common stock of Softbank for approximately $50.3 million. During December 1999, we sold approximately 35% of our original investment in Softbank common stock for approximately $230.1 million, resulting in a pre-tax gain of approximately $201.3 million, net of expenses. In January 2000, we sold an additional approximately 15% of our original holdings in Softbank common stock for approximately $119.2 million, resulting in a pre-tax gain of approximately $111.5 million, net of expenses. In March 2002, we sold our remaining shares of Softbank common stock for approximately $31.8 million, resulting in a pre-tax gain of $6.5 million, net of expenses. We generally used the proceeds from these sales to reduce existing indebtedness. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4.1 million, $69.3 million and $125.2 million, respectively, net of deferred taxes of $2.4 million, $42.1 million and $76.1 million, respectively (see Notes 2 and 8 to our consolidated financial statements).
      The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our outside advisors and our internal assessment did not allow us to reach that conclusion on this matter and the deferred taxes were provided accordingly. Our U.S. Federal tax returns were closed in September 2004 and 2003 for the fiscal years 2000 and 1999, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in the third and fourth quarters of 2004, which resolved these matters for tax purposes in those jurisdictions. Accordingly, we reversed the related Federal and certain state deferred tax liabilities of $40.0 million and $1.1 million associated with the gains on the 2000 and 1999 sales in the third and fourth quarters of 2004, respectively, while we reversed the related Federal deferred tax liability of $70.5 million associated with the gain on the 1999 sale in the third quarter of 2003, thereby reducing our income tax provisions for both years in the consolidated statement of income. Although we review our assessments in these matters on a regular basis, we cannot currently determine when the remaining deferred tax liabilities at January 1, 2005 of $2.4 million, $2.4 million and $4.3 million related to the 2002, 2000 and 1999 sales, respectively, will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity.
      During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 28.3 million Brazilian reais, including interest and penalties through January 1, 2005, or approximately $10.7 million as of January 1, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal advisors, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.
Transactions with Related Parties
      We have loans receivable from certain of our executive officers and other associates. These loans, ranging up to $0.1 million, have interest rates ranging from 2.74% to 6.75% per annum and are payable up to four years. All loans to executive officers, unless granted prior to their election to such position, were granted and approved by the Human Resources Committee of our Board of Directors prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. No material modification or renewals to these loans to executive officers have been made since that date or subsequent to the employee’s election as an executive officer, if later. At January 1, 2005 and January 3, 2004, our employee loans receivable balance was $0.5 million and $0.9 million, respectively.
New Accounting Standards
      Refer to Note 2 to consolidated financial statements for the discussion of new accounting standards.
Market Risk
      We are exposed to the impact of foreign currency fluctuations and interest rate changes due to our international sales and global funding. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies and interest rates using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. It is our policy not to enter into foreign currency or interest rate transactions for speculative purposes.
      Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. By policy, we maintain hedge coverage between minimum and maximum percentages. Currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2004, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, pounds sterling, Danish krone, Hungarian forint, Norwegian kroner, Swedish krona, Swiss francs, Australian dollars, Hong Kong dollars, Indian rupees, New Zealand dollars, Singaporean dollars, Thai baht, Brazilian reais, Chilean peso and Mexican peso.
      We are exposed to changes in interest rates primarily as a result of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we use a combination of fixed- and variable-rate debt and interest rate swaps. In August 2001, we entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed rate obligation on our senior subordinated notes for a floating rate obligation based on 90-day LIBOR plus 4.260%. As of January 1, 2005 and January 3, 2004, substantially all of our outstanding debt had variable interest rates.
Market Risk Management
      Foreign exchange and interest rate risk and related derivatives used are monitored using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk (“VaR”). The VaR model determines the maximum potential loss in the fair value of market-sensitive financial instruments assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). The model includes all of our forwards, cross-currency and other interest rate swaps, fixed-rate debt and nonfunctional currency denominated cash and debt (i.e., our market-sensitive derivative and other financial instruments as defined by the SEC). The accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.
      The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by us, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will likely differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.
      The following table sets forth the estimated maximum potential one-day loss in fair value, calculated using the VaR model (in millions). We believe that the hypothetical loss in fair value of our derivatives would be offset by gains in the value of the underlying transactions being hedged.

	Interest Rate	Currency Sensitive
	Sensitive Financial	Financial	Combined
	Instruments	Instruments	Portfolio

VaR as of January 1, 2005	$8.7	$0.4	$6.5
VaR as of January 3, 2004	10.5	0.1	9.0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except share data)

	Fiscal Year End

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$398,423	$279,587
Accounts receivable:
Trade accounts receivable	3,037,417	1,955,979
Retained interest in securitized receivables	—	499,923

Total accounts receivable (less allowances of $93,465 and $91,613)	3,037,417	2,455,902
Inventories	2,175,185	1,915,403
Other current assets	471,137	317,201

Total current assets	6,082,162	4,968,093
Property and equipment, net	199,133	210,722
Goodwill	559,665	244,174
Other assets	85,777	51,173

Total assets	$6,926,737	$5,474,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,536,880	$2,821,518
Accrued expenses	607,684	390,244
Current maturities of long-term debt	168,649	128,346

Total current liabilities	4,313,213	3,340,108
Long-term debt, less current maturities	346,183	239,909
Other liabilities	26,531	21,196

Total liabilities	4,685,927	3,601,213

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 158,737,898 and 151,963,667 shares issued and outstanding in 2004 and 2003, respectively	1,587	1,520
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	817,378	720,810
Retained earnings	1,321,855	1,101,954
Accumulated other comprehensive income	99,990	48,812
Unearned compensation	—	(147)

Total stockholders’ equity	2,240,810	1,872,949

Total liabilities and stockholders’ equity	$6,926,737	$5,474,162

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)

	Fiscal Year

	2004	2003	2002

Net sales	$25,462,071	$22,613,017	$22,459,265
Cost of sales	24,060,029	21,389,529	21,227,627

Gross profit	1,402,042	1,223,488	1,231,638

Operating expenses:
Selling, general and administrative	1,121,571	1,045,725	1,110,295
Reorganization costs	(2,896)	21,570	71,135

	1,118,675	1,067,295	1,181,430

Income from operations	283,367	156,193	50,208

Other expense (income):
Interest income	(7,354)	(9,933)	(11,870)
Interest expense	37,509	33,447	32,702
Losses on sales of receivables	5,015	10,206	9,363
Net foreign exchange (gain) loss	(19,501)	3,695	8,736
Gain on sale of available-for-sale securities	—	—	(6,535)
Other	4,422	2,984	8,814

	20,091	40,399	41,210

Income before income taxes and cumulative effect of adoption of a new accounting standard	263,276	115,794	8,998
Provision for (benefit from) income taxes	43,375	(33,407)	3,329

Income before cumulative effect of adoption of a new accounting standard	219,901	149,201	5,669
Cumulative effect of adoption of a new accounting standard, net of $(2,633) in income taxes	—	—	(280,861)

Net income (loss)	$219,901	$149,201	$(275,192)

Basic earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$1.41	$0.99	$0.04
Cumulative effect of adoption of a new accounting standard	—	—	(1.87)

Net income (loss)	$1.41	$0.99	$(1.83)

Diluted earnings per share:
Income before cumulative effect of adoption of a new accounting standard	$1.38	$0.98	$0.04
Cumulative effect of adoption of a new accounting standard	—	—	(1.85)

Net income (loss)	$1.38	$0.98	$(1.81)

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in 000s)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-In	Retained	Income	Unearned
	Class A	Class B	Capital	Earnings	(Loss)	Compensation	Total

December 29, 2001	$1,490	$—	$691,958	$1,227,945	$(53,416)	$(679)	$1,867,298
Stock options exercised	17		10,359				10,376
Income tax benefit from exercise of stock options			2,951				2,951
Grant of restricted Class A Common Stock			310			(310)	—
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	1		1,276				1,277
Stock-based compensation expense			835			576	1,411
Comprehensive income (loss)				(275,192)	27,868		(247,324)

December 28, 2002	1,508	—	707,689	952,753	(25,548)	(413)	1,635,989
Stock options exercised	11		10,251				10,262
Income tax benefit from exercise of stock options			1,151				1,151
Grant of restricted Class A Common Stock			460			(460)	—
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	1		474				475
Stock-based compensation expense			785			726	1,511
Comprehensive income				149,201	74,360		223,561

January 3, 2004	1,520	—	720,810	1,101,954	48,812	(147)	1,872,949
Stock options exercised	66		84,452				84,518
Income tax benefit from exercise of stock options			10,099				10,099
Grant of restricted Class A Common Stock			589			(589)	—
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	1		757				758
Stock-based compensation expense			935			736	1,671
Surrender of restricted Class A Common Stock associated with payment of withholding tax			(264)				(264)
Comprehensive income				219,901	51,178		271,079

January 1, 2005	$1,587	$—	$817,378	$1,321,855	$99,990	$—	$2,240,810

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)

	Fiscal Year

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$219,901	$149,201	$(275,192)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Cumulative effect of adoption of a new accounting standard, net of income taxes	—	—	280,861
Depreciation	57,657	78,519	98,763
Gain on forward currency exchange contract	(23,120)	—	—
Noncash charges for impairments and losses (gains) on disposals of property and equipment and investments	—	(980)	16,813
Loss on sale of a business	—	5,067	—
Noncash charges for interest and compensation	3,135	3,218	2,277
Deferred income taxes	(25,853)	(53,903)	(40,112)
Pre-tax gain on sale of available-for-sale securities	—	—	(6,535)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	(60,000)	(15,000)	(147,253)
Accounts receivable	(187,073)	95,248	240,645
Inventories	(54,178)	(245,070)	134,246
Other current assets	(77,885)	(812)	(2,898)
Accounts payable	368,156	34,626	(72,263)
Accrued expenses	140,194	(144,902)	41,279

Cash provided (used) by operating activities	360,934	(94,788)	270,631

Cash flows from investing activities:
Purchase of property and equipment	(36,985)	(35,003)	(54,679)
Proceeds from sale of property and equipment	—	7,826	2,920
Proceeds from forward currency exchange contract	23,120	—	—
Acquisitions, net of cash acquired	(402,181)	(9,416)	(8,256)
Net proceeds from sale of available-for-sale securities	—	—	31,840
Other	4,501	(307)	68

Cash used by investing activities	(411,545)	(36,900)	(28,107)

Cash flows from financing activities:
Proceeds from exercise of stock options	84,518	10,262	10,376
Net repayments of debt	(12,760)	(6,077)	(124,999)
Changes in book overdrafts	77,742	5,144	(32,115)

Cash provided (used) by financing activities	149,500	9,329	(146,738)

Effect of exchange rate changes on cash and cash equivalents	19,947	14,433	18,668

Increase (decrease) in cash and cash equivalents	118,836	(107,926)	114,454
Cash and cash equivalents, beginning of year	279,587	387,513	273,059

Cash and cash equivalents, end of year	$398,423	$279,587	$387,513

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$34,937	$38,581	$31,926
Income taxes	30,755	41,603	40,670
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
Note 1 — Organization and Basis of Presentation
      Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro operates in North America, Europe, Latin America and Asia-Pacific.
Note 2 — Significant Accounting Policies
Basis of Consolidation
      The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
      The fiscal year of the Company is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2004,” “2003” and “2002” represent the 52-week fiscal year ended January 1, 2005, 53-week fiscal year ended January 3, 2004, and the 52-week fiscal year ended December 28, 2002, respectively.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventories, goodwill, intangible and other long-lived assets; income taxes; and contingencies and litigation. Actual results could differ from these estimates.
Revenue Recognition
      Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for 2004, 2003 and 2002. The Company, under specific conditions, permits its customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue.
Vendor Programs
      Funds received from vendors for price protection, product rebates, marketing, training, product returns and promotion programs are recorded as adjustments to product costs, revenue, or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. The Company accrues rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.
      The Company sells products purchased from many vendors, but generated approximately 22%, 24% and 27% of its net sales in fiscal years 2004, 2003 and 2002, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of the Company’s net sales in each of the last three years.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warranties
      The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant its services with regard to products that it configures for its customers and products that it builds to order from components purchased from other sources, and under limited circumstances in Asia-Pacific. In addition, the Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) where vendors have not affirmatively agreed to provide pass-through protection for up to two years as required under the EU directive. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense and the related obligations are not material to the Company’s consolidated financial statements.
Foreign Currency Translation and Remeasurement
      Financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of the Company’s operations in Latin America and certain operations within the Company’s Asia-Pacific and European regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and nonmonetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of income.
Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of outstanding debt issued pursuant to bank credit agreements approximate fair value because interest rates over the relative term of these instruments approximate current market interest rates. At January 1, 2005 and January 3, 2004, the carrying value of the Company’s 9.875% Senior Subordinated Notes due in 2008 was $213,894 and $219,702, respectively, which approximated their fair value at the respective dates. See discussion of Derivative Financial Instruments below.
Cash and Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $213,057 and $135,315 as of January 1, 2005 and January 3, 2004, respectively, are included in accounts payable.
Inventories
      Inventories are stated at the lower of average cost or market.
Property and Equipment
      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives noted below. The Company also capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with Statement of

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Depreciable lives of property and equipment are as follows:

Buildings	40 years
Leasehold improvements	3-17 years
Distribution equipment	5-10 years
Computer equipment and software	3-8 years
      Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.
Long-Lived and Intangible Assets
      In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“FAS 144”). In accordance with FAS 144, the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.
Goodwill
      Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for using the purchase method. Effective the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 eliminated the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption and will be reviewed at least annually thereafter. In connection with the initial impairment tests, the Company obtained valuations of its individual reporting units from an independent third-party valuation firm. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. As a result of these impairment tests, the Company recorded a noncash charge of $280,861, net of income taxes of $2,633 to reduce the carrying value of goodwill to its implied fair value in accordance with FAS 142. This charge is reflected as a cumulative effect of adoption of a new accounting standard in the Company’s consolidated statement of income.
      In the fourth quarters of 2004 and 2003, the Company performed its impairment tests of goodwill in North America, Europe and Asia-Pacific. In connection with these tests, valuations of the individual reporting units were obtained or updated from an independent third-party valuation firm. No additional impairment was indicated based on these tests.
      The changes in the carrying amount of goodwill for fiscal years 2003 and 2004 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total

Balance at December 28, 2002	$78,310	$2,111	$153,501	$—	$233,922
Acquisitions	—	5,281	2,017	—	7,298
Foreign currency translation	134	1,916	904	—	2,954

Balance at January 3, 2004	78,444	9,308	156,422	—	244,174
Acquisitions	—	2,610	308,497	—	311,107
Foreign currency translation	51	857	3,476	—	4,384

Balance at January 1, 2005	$78,495	$12,775	$468,395	$—	$559,665

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The addition to goodwill of $2,610 in Europe for fiscal year 2004 represents the amount paid to the seller for the first and second years’ achievements of the earn-out related to the Company’s acquisition of an IT distributor in Belgium in 2002. This cash payment is an addition to the initial purchase price required by the purchase agreement, which requires the Company to pay the seller up to Euro 1.13 million for each of the next three years based on an earn-out formula.
Investments in Available-for-Sale Securities
      The Company classified its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Realized gains or losses on securities sold were based on the specific identification method.
      In December 1998, the Company purchased 2,972,400 shares of common stock of SOFTBANK Corp. (“Softbank”), Japan’s largest distributor of software, peripherals and networking products, for approximately $50,262. During December 1999, the Company sold 1,040,400 shares or approximately 35% of its original investment in Softbank common stock for approximately $230,109, resulting in a pre-tax gain of approximately $201,318, net of expenses. In January 2000, the Company sold an additional 445,800 shares or approximately 15% of its original holdings in Softbank common stock for approximately $119,228, resulting in a pre-tax gain of approximately $111,458, net of expenses. In March 2002, the Company sold its remaining 1,486,200 shares or approximately 50% of its original investment in Softbank common stock for approximately $31,840, resulting in a pre-tax gain of approximately $6,535, net of expenses. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4,117, $69,327 and $125,220, respectively, net of deferred income taxes of $2,418, $42,131 and $76,098, respectively (see Note 8 to the Company’s consolidated financial statements).
Concentration of Credit Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable and derivative financial instruments. Credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for 10% or more of the Company’s net sales. The Company performs ongoing credit evaluations of its customers’ financial conditions, obtains credit insurance in certain locations and requires collateral in certain circumstances. The Company maintains an allowance for estimated credit losses.
Derivative Financial Instruments
      The Company operates in various locations around the world. The Company reduces its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.
      Foreign exchange risk is managed primarily by using forward contracts to hedge receivables and payables. Currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany loans.
      All derivatives are recorded in the Company’s consolidated balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. As disclosed in Note 7, the

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has an interest rate swap that is designated as a fair value hedge. Changes in the fair value of this derivative are recorded in current earnings and are offset by the like change in the fair value of the hedged debt instrument. Changes in the fair value of derivatives not designated as hedges are recorded in current earnings.
      The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives.
      Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high-quality institutions and other contract provisions.
      Derivative financial instruments comprise the following:

	Fiscal Year End

	2004		2003

	Notional	Estimated	Notional	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Foreign exchange forward contracts	$1,401,648	$(110,615)	$1,466,546	$(72,033)
Interest rate swaps	739,741	(4,131)	700,478	19,795
Comprehensive Income (Loss)
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
      The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss) on	Other
	Translation	Available-for-	Comprehensive
	Adjustment	Sale Securities	Income (Loss)

Balance at December 29, 2001	$(52,744)	$(672)	$(53,416)
Changes in foreign currency translation adjustments	27,196	—	27,196
Unrealized holding loss arising during the period	—	4,789	4,789
Reclassification adjustment for realized gain included in net income	—	(4,117)	(4,117)

Balance at December 28, 2002	(25,548)	—	(25,548)
Changes in foreign currency translation adjustments	74,360	—	74,360

Balance at January 3, 2004	48,812	—	48,812
Changes in foreign currency translation adjustments	51,178	—	51,178

Balance at January 1, 2005	$99,990	$—	$99,990

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings Per Share
      The Company reports a dual presentation of Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants, and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable.
      The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year

	2004	2003	2002

Income before cumulative effect of adoption of a new accounting standard	$219,901	$149,201	$5,669

Weighted average shares	155,451,251	151,220,639	150,211,973

Basic earnings per share before cumulative effect of adoption of a new accounting standard	$1.41	$0.99	$0.04

Weighted average shares including the dilutive effect of stock options and warrants (4,228,789; 1,087,755; and 1,933,696 for 2004, 2003, and 2002, respectively)	159,680,040	152,308,394	152,145,669

Diluted earnings per share before cumulative effect of adoption of a new accounting standard	$1.38	$0.98	$0.04

      There were approximately 12,813,000, 23,756,000, and 18,182,000 options and warrants in 2004, 2003, and 2002, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Stock-Based Compensation
      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“FAS 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Fiscal Year

	2004	2003	2002

Net income (loss), as reported	$219,901	$149,201	$(275,192)
Compensation expense as determined under FAS 123, net of related tax effects	26,479	28,363	31,610

Pro forma net income (loss)	$193,422	$120,838	$(306,802)

Earnings per share:
Basic — as reported	$1.41	$0.99	$(1.83)

Basic — pro forma	$1.24	$0.80	$(2.04)

Diluted — as reported	$1.38	$0.98	$(1.81)

Diluted — pro forma	$1.21	$0.79	$(2.04)

      The weighted average fair value per option granted in 2004, 2003, and 2002 was $4.80, $3.93, and $6.88, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Fiscal Year

	2004	2003	2002

Risk-free interest rate	2.72%	1.90%	3.49%
Expected years until exercise	3.0 years	3.0 years	3.0 years
Expected stock volatility	41.8%	49.3%	61.8%
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R will have a material impact on the Company’s consolidated financial position or results of operation. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under FAS 123.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Reorganization Costs and Profit Enhancement Program
      In June 2001, the Company initiated a broad-based reorganization plan to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program resulted in restructuring several functions, consolidation of facilities, and reductions of workforce worldwide in each of the quarters through June 2002. Total reorganization costs associated with these actions were $8,780 and $41,411 in 2002 and 2001, respectively.
      In September 2002, the Company announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margins and reduction of selling, general, and administrative expenses (“SG&A expenses”). Key components of these initiatives included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems; outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. In addition, the Company has implemented other actions outside the scope of the comprehensive profit enhancement program, which are designed to further improve operating results. The implementation of the actions associated with the comprehensive profit enhancement program and other actions taken resulted in restructuring costs and other major-program costs, which are more fully described below.
      For 2003 and 2002, the Company incurred $31,008 and $107,851, respectively, of costs related to this profit enhancement program. These costs have consisted primarily of reorganization costs of $13,609 and $62,355 in 2003 and 2002, respectively, and other program implementation costs charged to cost of sales and SG&A expenses, or other major-program costs, of $17,399 and $45,496 in 2003 and 2002, respectively. Reorganization costs have included severance expenses, lease termination costs and other costs associated with the exit of facilities or other contracts. The other major-program costs have consisted of program management and consulting expenses, accelerated depreciation, losses on disposals of certain assets, costs associated with geographic relocation, costs related to the outsourcing of certain IT infrastructure functions, and inventory and vendor-program losses primarily associated with the exit of certain businesses.
      During 2003, the Company incurred incremental reorganization costs of $7,961 and incremental other major-program costs of $6,407, which were not part of the original scope of the profit enhancement program announced in September 2002. These costs primarily related to the further consolidation of operations in the Nordic areas of Europe and a loss on the sale of a non-core German semiconductor equipment distribution business.
      In 2004, the Company realized a net credit of $2,896, which represents adjustments to reorganization costs resulting from the favorable resolution of obligations relating to these previous actions.
      These actions are completed; however, we continue to pursue business process improvements to create sustained cost reductions or operational improvements over the long term. Implementation of additional actions in the future, if any, could result in additional costs as well as additional operating income improvements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reorganization Costs
      Within the context of the broad-based reorganization plan and comprehensive profit enhancement program, the Company has developed and implemented detailed plans for restructuring actions. The following table summarizes the components of the Company’s reorganization costs by region for each of the quarters in fiscal years 2004, 2003 and 2002 resulting from the detailed actions initiated under the broad-based reorganization plan and the profit enhancement program:

		Employee
	Headcount	Termination	Facility	Other	Total
Quarter Ended	Reduction	Benefits	Costs	Costs	Cost

January 1, 2005
North America	—	$9	$250	$—	$259
Europe	—	—	(699)	—	(699)
Asia-Pacific	—	—	—	—	—
Latin America	—	—	—	—	—

Subtotal	—	9	(449)	—	(440)

October 2, 2004
North America	—	—	(2,585)	—	(2,585)
Europe	—	—	(67)	—	(67)
Asia-Pacific	—	—	—	—	—
Latin America	—	—	—	—	—

Subtotal	—	—	(2,652)	—	(2,652)

July 3, 2004
North America	—	(40)	323	—	283
Europe	—	(59)	(153)	—	(212)
Asia-Pacific	—	—	—	—	—
Latin America	—	—	—	—	—

Subtotal	—	(99)	170	—	71

April 3, 2004
North America	—	(94)	(97)	—	(191)
Europe	—	—	—	—	—
Asia-Pacific	30	316	—	—	316
Latin America	—	—	—	—	—

Subtotal	30	222	(97)	—	125

Full year 2004	30	$132	$(3,028)	$—	$(2,896)

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Employee
	Headcount	Termination	Facility	Other	Total
Quarter Ended	Reduction	Benefits	Costs	Costs	Cost

January 3, 2004
North America	135	$773	$3,287	$—	$4,060
Europe	60	1,285	694	—	1,979
Asia-Pacific	10	41	—	—	41
Latin America	90	631	125	13	769

Subtotal	295	2,730	4,106	13	6,849

September 27, 2003
North America	20	422	253	—	675
Europe	45	591	158	(24)	725
Asia-Pacific	5	20	—	—	20
Latin America	45	70	—	—	70

Subtotal	115	1,103	411	(24)	1,490

June 28, 2003
North America	245	1,658	(242)	48	1,464
Europe	—	(82)	141	(293)	(234)
Asia-Pacific	—	1	—	—	1
Latin America	20	61	—	—	61

Subtotal	265	1,638	(101)	(245)	1,292

March 29, 2003
North America	280	3,564	—	1,471	5,035
Europe	60	864	5,787	81	6,732
Asia-Pacific	10	12	—	—	12
Latin America	15	160	—	—	160

Subtotal	365	4,600	5,787	1,552	11,939

Full year 2003	1,040	$10,071	$10,203	$1,296	$21,570

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Employee
	Headcount	Termination	Facility	Other	Total
Quarter Ended	Reduction	Benefits	Costs	Costs	Cost

December 28, 2002
North America	265	$1,824	$25,431	$6,980	$34,235
Europe	150	3,216	512	1,145	4,873
Asia-Pacific	35	(28)	(28)	—	(56)
Latin America	25	496	—	—	496

Subtotal	475	5,508	25,915	8,125	39,548

September 28, 2002
North America	265	2,435	15,470	—	17,905
Europe	165	2,482	1,324	775	4,581
Asia-Pacific	10	156	(141)	(9)	6
Latin America	85	315	—	—	315

Subtotal	525	5,388	16,653	766	22,807

June 29, 2002
North America	270	1,629	897	—	2,526
Europe	90	1,883	437	(392)	1,928
Asia-Pacific	30	389	—	—	389
Latin America	80	527	—	—	527

Subtotal	470	4,428	1,334	(392)	5,370

March 30, 2002
North America	105	996	—	—	996
Europe	20	448	814	—	1,262
Asia-Pacific	40	73	—	—	73
Latin America	50	257	822	—	1,079

Subtotal	215	1,774	1,636	—	3,410

Full year 2002	1,685	$17,098	$45,538	$8,499	$71,135

      The following table provides a summary of the adjustments to previous actions recorded during fiscal year 2004, which are included in the amounts disclosed above:

	Adjustments Recorded in Quarter Ended

Adjustments to Detailed Actions	January 1,	October 2,	July 3,	April 3,	Fiscal Year
Taken for Fiscal Years Ended:	2005	2004	2004	2004	2004

January 3, 2004	$—	$(503)	$(252)	$(94)	$(849)
Actions prior to December 28, 2002	(440)	(2,149)	323	(97)	(2,363)

	$(440)	$(2,652)	$71	$(191)	$(3,212)

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following are descriptions of the detailed actions under the broad-based reorganization plan and the profit enhancement program as well as adjustments recorded during 2004.
     Year ended January 1, 2005
      Reorganization costs for the detailed actions taken in the year ended January 1, 2005 were $316 and were primarily comprised of employee termination benefits for workforce reductions of approximately 30 associates in Asia Pacific. These termination benefits were fully paid in 2004.
     Year ended January 3, 2004
      Reorganization costs for 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and lease exit costs for facility consolidations in North America, Europe and Latin America. These restructuring actions are complete; however, future cash outlays will be required primarily due to severance payment terms and future lease payments related to exited facilities; and other costs, primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions.
      The payment activities and adjustments in 2004 and the remaining liability at January 1, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		January 1,
	2004	Liability	Adjustments	2005

Employee termination benefits	$1,580	$1,232	$(184)	$164
Facility costs	4,798	1,495	(1,105)	2,198
Other costs	577	577	—	—

Total	$6,955	$3,304	$(1,289)	$2,362

      The adjustments reflect a net credit of $125 in North America and a credit of $59 in Europe for lower than expected costs of employee termination benefits; and a net credit of $253 in North America and credit of $852 in Europe, for lower than expected costs associated with the favorable resolution of lease exit costs.

Actions prior to December 28, 2002
      Prior to December 28, 2002, detailed actions under the Company’s reorganization plans included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation of the Company’s North American headquarters in Santa Ana, California and the Mississauga, Canada office facility, closing the Newark and Fullerton, California distribution centers, downsizing the distribution centers in Miami, Florida, Carol Stream, Illinois and Jonestown, Pennsylvania, downsizing the Williamsville, New York office facility, closing the returns processing centers in Santa Ana and Rancho Cucamonga, California and Harrisburg, Pennsylvania, closure of the Memphis, Tennessee configuration center, consolidation and/or exit of warehouse and office facilities in Europe, Latin America and Asia-Pacific; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are completed; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The payment activities and adjustments in 2004 and the remaining liability at January 1, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		January 1,
	2004	Liability	Adjustments	2005

Employee termination benefits	$497	$337	$—	$160
Facility costs	18,129	6,698	(1,923)	9,508

Total	$18,626	$7,035	$(1,923)	$9,668

      The adjustments reflect lower than expected costs associated with favorable resolution of lease exit costs totaling $1,856 in North America and $67 in Europe.

Other Profit Enhancement Program Implementation Costs
      Other costs recorded in SG&A expenses and cost of sales in 2003 related to the implementation of the Company’s profit enhancement program totaled $23,806, of which $17,399 related to actions contemplated under the original profit enhancement program announced on September 18, 2002 and $6,407 related to new profit improvement opportunities primarily consisting of a loss on the sale of a non-core German semiconductor equipment distribution business and further consolidation of the Company’s operations in the Nordic areas of Europe. The $23,806 in other major-program costs included $23,363 recorded in SG&A, comprised of $11,741 of incremental accelerated depreciation ($10,834 in North America and $907 in Europe) of fixed assets associated with the planned exit of facilities, the outsourcing of certain IT infrastructure functions in North America and software replaced by a more efficient solution; $9,502 in recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America; and $5,057 related to a loss on the sale of a non-core German semiconductor equipment distribution business; partially offset by a gain of $2,937 on the sale of excess land near the Company’s corporate headquarters in Southern California. In addition, other major-program costs of $443 were recorded in cost of sales, primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic areas in Europe.
      Other costs incurred during 2002 related to the implementation of the profit enhancement program included $43,944 recorded as SG&A expenses, comprised of $16,034 of incremental depreciation ($12,268 in North America, $3,688 in Europe and $78 in Asia-Pacific), resulting from the reduction of estimated useful lives of fixed assets to coincide with the planned exit of certain facilities; $7,642 for losses on disposals of assets associated with outsourcing certain IT infrastructure functions in North America; $15,543 for consulting costs directly related to the profit enhancement program in North America; $2,462 ($2,112 in North America and $350 in Asia-Pacific) for recruiting, retention and training associated with the relocation of major functions; and $2,263 of other costs primarily related to the Company’s decision to exit certain markets in Europe. The program implementation also resulted in $1,552 recorded in cost of sales, primarily comprised of incremental inventory and vendor-program related costs caused by the decision to exit certain markets in Europe.
Note 4 — Acquisitions
      The Company accounts for all acquisitions after June 30, 2001 in accordance with Statements of Financial Accounting Standards No. 141, “Business Combinations.” The results of operations of these businesses have been combined with the Company’s results of operations beginning on their acquisition dates.
      In November 2004, the Company acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      This strategic acquisition significantly strengthens the Company’s management team and ability to execute its operational objectives in the growing Asia-Pacific region. The total estimated cost of the acquisition is as follows:

Purchase price:
Cash paid to sellers	$385,022
Debt assumed (net of cash acquired)	162,866
Acquisition costs	5,800

$553,688

      The purchase price includes preliminary estimates of costs to restructure the operations of Tech Pacific. The final costs incurred may differ materially as these actions are completed. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date. The Company is in the process of completing the valuation of vendor and customer relationship intangible assets and expects to finalize customer data analysis and the valuation during the first quarter of fiscal year 2005. These assets are expected to be amortized over the estimated useful life of approximately six years. The preliminary purchase price allocation is summarized as follows:

Tangible assets, including accounts receivable, inventories, property and equipment and other assets	$475,026
Goodwill	308,497
Identifiable intangible assets — customer and vendor relationships	36,000
Liabilities, including accounts payable and accrued expenses	(265,835)

Fair value of assets acquired and liabilities assumed	$553,688

      Less than one percent of the goodwill is expected to be deductible for tax purposes. A strong management and employee base with excellent execution capabilities, history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region were among the factors that contributed to a purchase price resulting in the recognition of goodwill.
      The following unaudited pro forma combined information assumes the acquisition of Tech Pacific occurred as of the beginning of each of the respective fiscal years presented below. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of those dates, nor of future results of operations. The unaudited pro forma results for the fifty-two weeks ended January 1, 2005 and the fifty-three weeks January 3, 2004 are as follows:

	Fiscal Year

	2004	2003

Net sales	$27,651,703	$24,842,426

Net earnings	$232,081	$160,450

Earnings per share
Basic	$1.49	$1.06

Diluted	$1.45	$1.05

      To protect the value of the Company’s U.S. dollar investment in the acquisition of Tech Pacific, which was denominated in Australian dollars, the Company entered into a forward currency exchange contract for a notional amount equal to 537 million Australian dollars. The forward exchange contract was entered at an

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreed forward contract price of 0.71384 U.S. dollar to one Australian dollar. This forward exchange contract was settled concurrent with the Company’s payment of the purchase price for Tech Pacific on November 10, 2004, the closing date of the acquisition at a gain of $23,120.
      In connection with the Company’s acquisition of Tech Pacific, the parties agreed that 35 million Australian dollars, or approximately $27,000, of the purchase price shall be held in an escrow account to cover claims from Ingram Micro for various indemnities by the sellers under the sale agreement, of which 10 million Australian dollars, or approximately $8,000, was released on March  1, 2005, and 25 million Australian dollars, or approximately $19,000, will be released in full to the sellers on February 28, 2006 if no claims are made by the Company under the sale agreement before such date.
      In July 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Nimax, Inc., a privately held distributor of automatic identification and data capture/point-of-sale, barcode and wireless products, as well as enterprise mobility solutions. The purchase price, consisting of a cash payment of $8,749 in 2004 and $1,000 payable on or before October 31, 2006, was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $918 of other amortizable intangible assets primarily related to customer and vendor relationships. No goodwill was recorded in this transaction. In addition to the cash payment, the purchase agreement requires the Company to pay the seller up to $6,000 at the end of two years, based on a specified earn-out formula, which will be recorded as an adjustment of the purchase price.
      In April 2003, the Company increased its ownership in an India-based subsidiary by acquiring approximately 37% of the subsidiary held by minority shareholders. The total purchase price for this acquisition consisted of a cash payment of $3,145, resulting in the recording of approximately $2,017 of goodwill.
      In February 2003, the Company increased ownership in Ingram Macrotron AG, a German-based distribution company, by acquiring the remaining interest of approximately 3% held by minority shareholders. The purchase price of this acquisition consisted of a cash payment of $6,271, resulting in the recording of $5,281 of goodwill. Court actions have been filed by several minority shareholders contesting the adequacy of the purchase price paid for the shares and various other actions, which could affect the purchase price. Depending upon the outcome of these actions, additional payments for such shares may be required.
      The results of operations for the other companies acquired were not material to the Company’s consolidated results of operations on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.
Note 5 — Accounts Receivable
      The Company has trade accounts receivable-based facilities in Europe, which provide up to approximately $238,000 of additional financing capacity, depending upon the level of trade accounts receivable eligible to be transferred or sold. At January 1, 2005 and January 3, 2004, the Company had no trade accounts receivable sold to and held by third parties under the European program. At January 1, 2005, the Company’s actual aggregate capacity under this program, based on eligible accounts receivable outstanding, was approximately $208,885.
      Effective July 29, 2004, the Company terminated its $700,000 revolving accounts receivable securitization program in the U.S., which was scheduled to expire in March 2005. On the same day, the Company entered into a new revolving accounts receivable-based financing program, which provides for up to $500,000 in borrowing capacity secured by substantially all U.S. based receivables (see Note 7 to the consolidated financial statements for a detailed discussion of the new program). In connection with the former program, most of the Company’s U.S. trade accounts receivable were transferred without recourse to a trust in exchange for a beneficial interest in the total pool of trade receivables. Sales of undivided interests to third parties under

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this program resulted in a reduction of total accounts receivable in the Company’s consolidated balance sheet. The excess of the trade accounts receivable transferred over amounts sold to and held by third parties at any one point in time represented the Company’s retained interest in the transferred accounts receivable and was shown in the Company’s consolidated balance sheet as a separate caption under accounts receivable. Retained interests were carried at their fair value, estimated as the net realizable value, which considered the relatively short liquidation period and included an estimated provision for credit losses. At January 3, 2004, the amount of undivided interests sold to and held by third parties under the former securitization program totaled $60,000.
      On July 26, 2004, the Company amended its existing accounts receivable-based facility in Canada of 150 million Canadian dollars (originally scheduled to expire in August 2004) and extended the maturity to August 31, 2008 (see Note 7 to the consolidated financial statements for a detailed discussion of this new facility). At January 3, 2004, the Company had no trade accounts receivable sold to and held by third parties under the former program.
      The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt, interest coverage and trade accounts receivable portfolio performance covenants. The Company is also restricted in the amount of dividends it can pay as well as the amount of common stock that it can repurchase annually. At January 1, 2005, the Company was in compliance with all covenants or other requirements set forth in its accounts receivable financing programs discussed above.
      Losses in the amount of $5,015, $10,206 and $9,363 for the fiscal years 2004, 2003 and 2002, respectively, related to the sale of trade accounts receivable under these facilities, or off-balance sheet debt, are included in other expenses in the Company’s consolidated statement of income.
Note 6 — Property and Equipment
      Property and equipment consist of the following:

	Fiscal Year End

	2004	2003

Land	$1,334	$1,329
Buildings and leasehold improvements	136,328	125,095
Distribution equipment	206,615	206,504
Computer equipment and software	291,097	303,269

	635,374	636,197
Accumulated depreciation	(436,241)	(425,475)

	$199,133	$210,722

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Long-Term Debt
      The Company’s debt consists of the following:

	Fiscal Year End

	2004	2003

Senior subordinated notes	$213,894	$219,702
European revolving trade accounts receivable-backed financing facilities	—	20,207
Asia-Pacific revolving trade accounts receivable-backed financing facilities	132,289	—
Revolving unsecured credit facilities and other debt	168,649	128,346

	514,832	368,255
Current maturities of long-term debt	(168,649)	(128,346)

	$346,183	$239,909

      On July 29, 2004, the Company entered into a new revolving accounts receivable-based financing program in the U.S., which provides for up to $500,000 in borrowing capacity secured by substantially all U.S.-based receivables. This financing program replaced the Company’s revolving accounts receivable securitization program or off-balance sheet debt (see Note 5 to the consolidated financial statements for a discussion of the former off-balance sheet debt). At the option of the Company, the program may be increased to as much as $600,000 at any time prior to July 29, 2006. This new facility expires on March 31, 2008. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as a financing facility, or on-balance sheet debt. At January 1, 2005, the Company had no borrowings under this new facility.
      On July 26, 2004, the Company amended its current trade accounts receivable program in Canada, which provides for borrowing capacity up to 150 million Canadian dollars, or approximately $124,000 (see Note 5 to the consolidated financial statements for a discussion of the former off-balance sheet debt). Pursuant to the amendment, the Company extended the program maturity to August 31, 2008, on substantially similar terms and conditions that existed prior to such amendment. However, under the new program, the Company obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the new program structure, borrowings under the program are accounted for as on-balance sheet debt. At January 1, 2005, the Company had no borrowings under this amended facility.
      In June 2002, the Company entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107,000, or approximately $146,000, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In August 2003, the Company entered into another three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of two other subsidiaries in Europe for Euro 230,000, or approximately $314,000, with the same financial institution and related issuer of third-party commercial paper. In March 2004, the terms of these agreements were amended to eliminate the minimum borrowing requirements that existed under the original agreements and remove the smaller of the two European subsidiaries from the August 2003 facility. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR.
      The Company could lose access to all or part of its financing under these European facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, in certain situations, the Company could lose access to all or part of its financing with respect to the August 2003 European facility as a result of the rescission of its authorization to collect the receivables by the relevant supplier under applicable local law. Based on the Company’s assessment of the duration of both programs, the history and strength of the financial partners involved, other historical data, various remedies available to the Company, and the remoteness of such contingencies, the Company believes that it is unlikely that any of these risks will materialize in the near term. At January 1, 2005, the Company had no borrowings under these facilities compared to $20,207 at January 3, 2004.
      In November 2004, the Company assumed from Tech Pacific a multi-currency revolving trade accounts receivable backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 200 million Australian dollars, or approximately $156,000, with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. This facility has no fixed repayment terms prior to maturity. At January 1, 2005, the Company had borrowings of $132,289 under this facility.
      The Company’s ability to access financing under the North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At January 1, 2005, actual aggregate capacity under these programs, based on eligible accounts receivable outstanding, was approximately $996,267.
      The Company also assumed from Tech Pacific in November 2004, a multi-currency secured revolving loan facility, or assumed facility, of 80 million Australian dollars, or approximately $62,000, in connection with change of control provisions triggered by the Company’s acquisition of Tech Pacific, which may be terminated on or before April 2, 2005. The interest rate is dependent upon the currency in which the drawing is made, and is related to the short-term bank indicator rate for such currency. The assumed facility was substantially secured by the assets and stock of certain of the Company’s Asia-Pacific subsidiaries, and has no fixed repayment terms prior to maturity. However, on January 31, 2005, in connection with the acquisition of Tech Pacific, the Company effected a release of all liens and related security interests as well as material covenant compliance requirements under this facility through the issuance of a standby letter of credit for the same amount in favor of the lender. At January 1, 2005, the Company had no borrowings under this facility. The assumed facility can also be used to support letters of credit. At January 1, 2005, letters of credit totaling approximately $24,129 were issued to a vendor to support purchases by the Company’s subsidiaries and to certain financial institutions to support banking lines for certain subsidiaries, or local borrowings from banks made available to certain of its subsidiaries in the Asia-Pacific region. The issuance of these letters of credit reduces the Company’s available capacity under the assumed facility by the same amount.
      The Company has a $150,000 revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. At January 1, 2005 and January  3, 2004, the Company had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At January 1, 2005 and January 3, 2004, letters of credit totaling approximately $24,255 and $63,661, respectively, were issued to certain vendors and financial institutions to support purchases by its subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces the Company’s available capacity under the agreement by the same amounts.
      On August 16, 2001, the Company sold $200,000 of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195,084, net of issuance costs of approximately $3,680. Interest on the notes is payable semi-annually in arrears on each February 15 and August 15. The Company may redeem any of the notes beginning on August 15, 2005 with an initial redemption price of 104.938% of their principal amount plus accrued interest. The redemption price of the notes will be 102.469% plus accrued interest beginning on August 15, 2006 and will be 100% of their principal amount plus accrued interest beginning on August 15, 2007. In addition, on or before August 15, 2004, the

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company may redeem an aggregate of 35% of the notes at a redemption price of 109.875% of their principal amount plus accrued interest using the proceeds from sales of certain kinds of common stock.
      On August 16, 2001, the Company also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap the fixed-rate obligation on the senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring posting of collateral by either party and at minimum increments based on the market value of the instrument and credit ratings of either party. The marked-to-market value of the interest rate swap amounted to $14,533 and $20,518 at January 1, 2005 and January 3, 2004, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $213,894 and $219,702, respectively.
      The Company also has additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $525,000 at January 1, 2005. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 1, 2005 and January 3, 2004, the Company had $168,649 and $128,346, respectively, outstanding under these facilities. At January 1, 2005 and January 3, 2004, letters of credit totaling approximately $30,525 and $29,300, respectively, were issued principally to certain vendors to support purchases by the Company’s subsidiaries. The issuance of these letters of credit reduces its available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 5.0% and 5.2% per annum at January 1, 2005 and January 3, 2004, respectively.
      The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. The Company is also restricted in the amount of additional indebtedness it can incur, dividends it can pay, as well as the amount of common stock that it can repurchase annually. At January 1, 2005, the Company was in compliance with all covenants or other requirements set forth in the credit agreements or other agreements with the Company’s creditors discussed above.
Note 8 — Income Taxes
      The components of income before income taxes and cumulative effect of adoption of a new accounting standard consist of the following:

	Fiscal Year

	2004	2003	2002

United States	$85,757	$36,477	$3,058
Foreign	177,519	79,317	5,940

Total	$263,276	$115,794	$8,998

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for (benefit from) income taxes before cumulative effect of adoption of a new accounting standard consist of the following:

	Fiscal Year

	2004	2003	2002

Current:
Federal	$23,173	$414	$9,901
State	1,369	—	2,364
Foreign	44,686	20,082	31,176

	69,228	20,496	43,441

Deferred:
Federal	(31,729)	(55,630)	(4,917)
State	2,118	2,069	(2,493)
Foreign	3,758	(342)	(32,702)

	(25,853)	(53,903)	(40,112)

Provision for (benefit from) income taxes	$43,375	$(33,407)	$3,329

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Fiscal Year End

	2004	2003

Net deferred tax assets and (liabilities):
Net operating loss carryforwards	$62,878	$79,499
Allowance on accounts receivable	22,660	16,708
Available tax credits	23,299	17,403
Inventories	(6,838)	(6,102)
Realized gains on available-for-sale securities not currently taxable	(9,108)	(50,186)
Depreciation and amortization	(38,189)	(40,170)
Employee benefits and compensation	29,025	20,615
Restructuring charges	3,393	8,178
Reserves and accruals	22,767	14,292
Other	5,133	(3,123)

	115,020	57,114
Valuation allowance	(16,477)	(12,068)

Total	$98,543	$45,046

      Net current deferred tax assets of $92,553 and $44,643 were included in other current assets at January 1, 2005 and January 3, 2004, respectively. Net non-current deferred tax assets of $5,990 and $403 were included in other assets of January 1, 2005 and January 3, 2004, respectively. The net increase in valuation allowance of $4,409 at January 1, 2005 primarily represents additional allowance for net operating losses and other temporary items, as recovery of these assets is not likely.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 28, 2002, the Company had deferred tax liabilities of $2,418, $42,131 and $76,098 related to the gains of $6,535, $111,458, and $201,318, respectively, realized on the sales of Softbank common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. The Company’s U.S. Federal tax returns were closed in September 2004 and 2003 for the fiscal years 2000 and 1999, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in the third and fourth quarters of 2004, which resolved these matters for tax purposes in those jurisdictions. Accordingly, the Company reversed the related Federal and certain state deferred tax liabilities of $39,978 and $1,100 associated with the gain on the 2000 and 1999 sales in the third and fourth quarters of 2004, respectively, while it reversed the related Federal deferred tax liability of $70,461 associated with the gain on the 1999 sale in the third quarter of 2003, thereby reducing its income tax provisions for both years in the consolidated statement of income. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when the remaining deferred tax liabilities at January 1, 2005 of $2,418, $2,407 and $4,283 related to the 2002, 2000 and 1999 sales, respectively, will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. However, in the event of an unfavorable resolution, the Company believes that it will be able to fund any such taxes that may be assessed on this matter with available sources of liquidity.
      Reconciliation of statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	Fiscal Year

	2004	2003	2002

U.S. statutory rate	$92,147	$40,528	$3,149
Reversal of Softbank federal deferred tax liability	(41,078)	(70,461)	—
State income taxes, net of federal income tax benefit	2,266	1,345	(83)
Effect of international operations	(10,210)	(4,021)	834
Other	250	(798)	(571)

Total tax provision	$43,375	$(33,407)	$3,329

      The Company had net operating tax loss carryforwards of $263,527 at January 1, 2005, of which approximately 85% have no expiration date. The remaining net operating tax loss carryforwards expire through the year 2024.
      The Company does not provide for income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. The amount of the foreign undistributed earnings is not practicably determinable.
      The American Jobs Creation Act of 2004 (“AJCA”) was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. These provisions are not expected to have a material impact on the Company’s income tax provision. The AJCA also allows the Company to repatriate up to $500,000 of permanently reinvested foreign earnings in 2005 at an effective tax rate of 5.25%. The Company is currently reviewing whether to take advantage of this new provision of the AJCA.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Transactions with Related Parties
      The Company has loans receivable from certain of its executive officers and other associates. These loans, ranging up to $120, have interest rates ranging from 2.74% to 6.75% per annum and are payable up to four years. All loans to executive officers, unless granted prior to their election to such position, were granted and approved by the Human Resources Committee of the Company’s Board of Directors prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. No material modification or renewals to these loans to executive officers have been made since that date or subsequent to the employee’s election as an executive officer of the Company, if later. At January 1, 2005 and January 3, 2004, the Company’s employee loans receivable balance was $548 and $876, respectively.
Note 10 — Commitments and Contingencies
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
      During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 28.3 million Brazilian reais, including interest and penalties through January  1, 2005, or approximately $10,700 as of January 1, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal advisors, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.
      In December 2002, the Company entered into an agreement with a third-party provider of IT outsourcing services. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/ PBX. This agreement expires in December 2009, but is cancelable at the option of the Company subject to payment of termination fees. The Company also leases the majority of its facilities and certain equipment under noncancelable operating leases. Renewal and purchase options at fair values exist for a substantial portion of the leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2004, 2003 and 2002 was $110,826, $89,809 and $92,489, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum rental commitments on operating leases that have remaining noncancelable lease terms in excess of one year as well as minimum contractual payments under the IT outsourcing agreement as of January 1, 2005 were as follows:

2005	$85,282
2006	77,717
2007	72,099
2008	65,519
2009	61,902
Thereafter	151,463

$513,982

      The above minimum payments have not been reduced by minimum sublease rental income of $89,074 due in the future under noncancelable sublease agreements as follows: $8,388, $8,302, $9,330, $9,544, $9,995 and $43,515 in 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.
Note 11 — Segment Information
      The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations.
      Geographic areas in which the Company operated during 2004 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and United Kingdom), Asia-Pacific (Australia, The People’s Republic of China [including Hong Kong], India, Malaysia, New Zealand, Singapore, Taiwan, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.
      Financial information by geographic segments is as follows:

	As of and for the Fiscal Year Ended

	2004	2003	2002

Net sales
North America
Sales to unaffiliated customers	$11,776,679	$10,964,761	$12,132,099
Intergeographic sales	150,137	130,804	147,459
Europe	9,839,185	8,267,000	7,150,128
Asia-Pacific	2,741,608	2,319,982	1,961,458
Latin America	1,104,599	1,061,274	1,215,580
Eliminations of intergeographic sales	(150,137)	(130,804)	(147,459)

Total	$25,462,071	$22,613,017	$22,459,265

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Fiscal Year Ended

	2004	2003	2002

Income (loss) from operations
North America	$130,321	$94,501	$36,498
Europe	129,754	73,248	12,739
Asia-Pacific	9,796	(10,335)	1,020
Latin America	13,496	(1,221)	(49)

Total	$283,367	$156,193	$50,208

Identifiable assets
North America	$3,812,388	$3,387,133	$3,391,571
Europe	2,105,086	1,668,710	1,278,812
Asia-Pacific	690,047	173,573	191,104
Latin America	319,216	244,746	282,867

Total	$6,926,737	$5,474,162	$5,144,354

Capital expenditures
North America	$19,767	$23,128	$38,401
Europe	13,880	7,317	10,773
Asia-Pacific	2,211	2,182	3,868
Latin America	1,127	2,376	1,637

Total	$36,985	$35,003	$54,679

Depreciation
North America	$34,631	$55,426	$70,791
Europe	17,580	17,491	21,297
Asia-Pacific	3,426	3,194	3,428
Latin America	2,020	2,408	3,247

Total	$57,657	$78,519	$98,763

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment is as follows:

	Fiscal Year

	2004	2003	2002

Reorganization costs
North America	$(2,234)	$11,234	$55,662
Europe	(978)	9,202	12,644
Asia-Pacific	316	74	412
Latin America	—	1,060	2,417

Total	$(2,896)	$21,570	$71,135

Other profit enhancement program costs:
Charged to cost of sales
Europe	$—	$443	$1,552

Charged to operating expenses
North America	$—	$17,399	$37,565
Europe	—	5,964	5,951
Asia-Pacific	—	—	428

Total	$—	$23,363	$43,944

Note 12 — Stock Options and Equity Incentive Plans
      The following summarizes the Company’s existing stock option and equity incentive plans.
Equity Incentive Plans
      In 2003, the Company’s shareowners approved the Ingram Micro Inc. 2003 Equity Incentive Plan, which replaced the Company’s three existing shareowner-approved equity incentive plans, the 1996, 1998 and 2000 Equity Incentive Plans (collectively called “the Equity Incentive Plans”) for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. As of January 1, 2005, approximately 19,600,000 shares were available for grant. Options granted under the Equity Incentive Plans were issued at exercise prices ranging from $9.75 to $53.56 per share and have expiration dates not longer than 10 years from the date of grant. The options granted generally vest over a period of one to five years. In 2004, 2003 and 2002, the Company granted a total of 35,019, 40,676 and 17,322 shares, respectively, of restricted Class A Common Stock to board members under the Equity Incentive Plans. These shares have no purchase price and vest over a one-year period. The Company recorded unearned compensation in 2004, 2003 and 2002 of $589, $460 and $310 respectively, as a component of stockholders’ equity upon issuance of these grants.
      In August 2001, the Human Resources Committee of the Company’s Board of Directors authorized a modification of the exercise schedule to retirees under the Equity Incentive Plans. The modification extended the exercise period upon retirement (as defined in the Equity Incentive Plans) from 12 months to 60 months for outstanding options as of August 1, 2001 and for all options granted thereafter, but not to exceed the contractual life of the option. Compensation expense will be recorded upon the retirement of eligible employees (associates 50 years of age and older who have five or more years of service) and is calculated based on the excess of the fair value of the Company’s stock on the modification date ($14.28 per share) over

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the exercise price of the modified option multiplied by the number of vested but unexercised options outstanding upon retirement. A noncash compensation charge of $935, $785 and $835 was recorded in 2004, 2003 and 2002 respectively, relating to this modification.
      A summary of activity under the Company’s stock option plans is presented below:

		Weighted-Average
	Shares	Exercise Price

	(000s)
Outstanding at December 29, 2001	26,302	16.15
Stock options granted during the year	7,233	15.66
Stock options exercised	(1,627)	6.38
Forfeitures	(2,516)	17.72

Outstanding at December 28, 2002	29,392	16.42
Stock options granted during the year	10,445	11.23
Stock options exercised	(1,106)	9.28
Forfeitures	(2,297)	15.71

Outstanding at January 3, 2004	36,434	15.19
Stock options granted during the year	6,750	15.47
Stock options exercised	(6,695)	12.62
Forfeitures	(3,830)	17.25

Outstanding at January 1, 2005	32,659	15.40

      The following table summarizes information about stock options outstanding and exercisable at January 1, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	January 1,	Remaining	Exercise	January 1,	Exercise
Range of Exercise Prices	2005	Life	Price	2005	Price

	(000s)			(000s)
$ 9.75 - $12.35	10,731	7.5	11.26	4,872	11.42
$12.56 - $15.90	9,071	7.6	13.72	4,918	13.62
$16.10 - $19.69	10,222	7.1	17.16	6,055	17.27
$20.75 - $27.00	574	1.5	24.87	564	24.94
$27.06 - $53.56	2,061	1.6	32.91	2,061	32.91

	32,659	6.9	15.40	18,470	16.74

      Stock options exercisable totaled approximately 18,470,000, 20,637,000 and 15,817,000 at January 1, 2005, January 3, 2004 and December 28, 2002, respectively, at weighted-average exercise prices of $16.74, $16.92 and $16.98, respectively.
      In connection with the December 1999 sale of Softbank common stock, the Company issued warrants, which were exercisable immediately, to Softbank for the purchase of 1,500,000 shares of the Company’s Class A Common Stock with an exercise price of $13.25 per share, which approximated the market price of the Company’s common stock on the warrant issuance date. The warrants expired unexercised in December 2004.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plans
      In 1998, the Board of Directors and the Company’s shareowners approved the 1998 Employee Stock Purchase Plan (the “Plan”) under which 3,000,000 shares of the Company’s Class A Common Stock could be sold to employees. Under the Plan, employees can elect to have between 1% and 6% of their earnings withheld to be applied to the purchase of these shares. The purchase price under the Plan is generally the lesser of the market price on the beginning or ending date of the offering periods. Under the 1998 Plan, offerings were made both in January and July of 2003 and 2002. The 2003 and 2002 offerings ended on December 31, 2003 and 2002, respectively. In January 2004 and 2003, the Company issued approximately 64,000 and 38,000 of the authorized shares and converted $758 and $475, respectively, in accrued employee contributions into stockholders’ equity as a result. This Plan was discontinued by the Company effective fiscal year 2004.
Employee Benefit Plans
      The Company’s employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by the Company at stipulated percentages. The Company’s contributions charged to expense were $4,476 in 2004, $4,133 in 2003 and $5,046 in 2002.
Note 13 — Common Stock
      Prior to November 6, 2001, the Company had two classes of Common Stock, consisting of 500,000,000 authorized shares of $0.01 par value Class A Common Stock and 135,000,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000,000 authorized shares of $0.01 par value Preferred Stock. Class A stockholders are entitled to one vote on each matter to be voted on by the stockholders whereas Class B stockholders were entitled to ten votes on each matter voted on by the stockholders. The two classes of stock have the same rights in all other respects. On November 6, 2001, all outstanding shares of the Company’s Class B Common Stock were automatically converted into shares of Class A Common Stock on a one-for-one basis in accordance with the terms of the Company’s certificate of incorporation.
      There were no changes in the number of issued and outstanding shares of Class B Common Stock during the three-year period ended January 1, 2005. The detail of changes in the number of issued and outstanding shares of Class A Common Stock for the three-year period ended January 1, 2005, is as follows:

Class A

December 29, 2001	149,024,793
Stock options exercised	1,626,973
Grant of restricted Class A Common Stock	17,322
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	109,267

December 28, 2002	150,778,355
Stock options exercised	1,106,229
Grant of restricted Class A Common Stock	40,676
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	38,407

January 3, 2004	151,963,667
Stock options exercised	6,695,330
Grant of restricted Class A Common Stock	35,019
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	63,545
Surrender of restricted Class A Common Stock associated with payment of withholding tax	(19,663)

January 1, 2005	158,737,898

INGRAM MICRO INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to
	beginning	costs and			Balance at
Description	of Year	expenses	Deductions	Other(*)	End of Year

Allowance for doubtful accounts receivable and sales returns:
2004	$91,613	$28,325	$(38,017)	$11,544	$93,465
2003	89,889	54,096	(56,046)	3,674	91,613
2002	79,927	50,765	(46,415)	5,612	89,889

*	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ingram Micro Inc.:
      We have completed an integrated audit of Ingram Micro Inc.’s January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its January 3, 2004 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Techpac Holdings Limited from its assessment of internal control over financial reporting as of January 1, 2005 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Techpac Holdings Limited from our audit of internal control over financial reporting. Techpac Holdings Limited is a wholly owned subsidiary of the Company whose total assets and total revenues represent approximately $570 million or 8.4%, and $400 million or 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2005.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
March 7, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of those disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.
      Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      We assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 1, 2005.
      We have excluded Techpac Holdings Limited from our assessment of internal control over financial reporting as of January 1, 2005 because it was acquired by the Company in a purchase business combination on November 10, 2004. Techpac Holdings Limited is a wholly owned subsidiary of the Company whose total assets and total revenues represent approximately $570 million or 8.4%, and $400 million or 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 71 of this Annual Report on Form 10-K.
      Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarterly period ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.

PART III
      Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.
      The Notice and Proxy Statement for the 2005 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See “Index to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplemental Data” on page 38 of this Annual Report.

(a)	2. Financial Statement Schedules

See “Financial Statement Schedule II — Valuation and Qualifying Accounts” on page 70 of this Annual Report under “Item 8. Financial Statements and Supplemental Data.”

(a)	3. List of Exhibits

Exhibit
No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))

3.3	Amended and Restated Bylaws of the Company dated as of May 25, 2004 (incorporated by reference to Exhibit 3.04 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2004 (the “2004 Q2 10-Q”))

4.1	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)

10.1	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.2	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.3	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)

10.4	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.5	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

Exhibit
No.	Exhibit

10.6	Ingram Micro Supplemental Investment Savings Plan

10.7	First Amendment to Supplemental Investment Savings Plan

10.8	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.9	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.10	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year (the “1998 10-K”))

10.11	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.12	Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))

10.13	Ingram Micro Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))

10.14	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report for fiscal year ended (the “1999 10-K”))

10.15	Executive Retention Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “2001 Q2 10-Q”))

10.16	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the 2001 Q2 10-Q)

10.17	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the 2001 Q2 10-Q)

10.18	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the 2002 fiscal year (the “2002 10-K”))

10.19	Amendment to Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.44 to the 2003 10-K)

10.20	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (the “2002 Q3 10-Q”))

10.21	Executive Officer Severance Policy adopted October 2003 (incorporated by reference to Exhibit 10.52 to the 2003 10-K)

10.22	2003 Executive Retention Agreement with Michael J. Grainger dated December 19, 2003 (incorporated by reference to Exhibit 10.46 to the 2003 10-K)

10.23	Separation Agreement dated as of January 30, 2004 with James E. Anderson, Jr. (incorporated by reference to Exhibit 10.47 to the 2003 10-K)

10.24	Compensation Agreement — Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 (the “2004 Q3 10-Q”))

10.25	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.56 to the 2004 Q3 10-Q)

10.26	Compensation Agreement — Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the 2004 Q3 10-Q)

10.27	Compensation Agreement — Form of Board of Directors Compensation Election Form (Committee Chairman) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on December 23, 2004 (the “12/23/04 8-K”)

Exhibit
No.	Exhibit

10.28	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Committee Chairman) (incorporated by reference to Exhibit 99.5 to the 12/23/04 8-K)

10.29	Compensation Agreement — Form of Board of Directors Distribution Election and Beneficial Designation Form (incorporated by reference to Exhibit 99.6 to the 12/23/04 8-K)

10.30	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.7 to the 12/23/04 8-K)

10.31	Compensation Agreement — Form of Board of Directors Compensation Deferral Election Form (incorporated by reference to Exhibit 99.8 to the 12/23/04 8-K)

10.32	Form of Restricted Stock Unit Award Agreement for Members of the Board of Directors (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed February 14, 2005)

10.33	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”) (incorporated by reference to Exhibit 10.41 to the 2002 10-K)

10.34	Amendment No. 1 dated as of February 21, 2003 to the 2002 Credit Agreement (incorporated by reference to Exhibit 10.42 to the 2002 10-K)

10.35	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holding GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)

10.36	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the 2004 Q2 10-Q)

10.37	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)

10.38	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the 2004 Q3 10-Q)

10.39	Receivables Purchase Agreement dated June 21, 2004, as amended on August 4, 2004 and November 3, 2004 (incorporated by reference to Exhibit 99.3 to the 12/23/04 8-K)

10.40	Waiver Letter relating to Techpac Holdings Limited’s Senior Subscription Agreement and Receivables Purchase Agreement dated 12/22/04 (incorporated by reference to Exhibit 99.2 to the 12/23/04 8-K)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.01 to the 2003 10-K)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

SIGNATURES
      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd

Larry C. Boyd
Senior Vice President, Secretary and General Counsel
March 9, 2005
      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Kent B. Foster Kent B. Foster	Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Thomas A. Madden Thomas A. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2005

/s/ William D. Humes William D. Humes	Senior Vice President and Chief Financial Officer Designee (Principal Accounting Officer)	March 9, 2005

/s/ Howard I. Atkins Howard I. Atkins	Director	March 9, 2005

/s/ John R. Ingram John R. Ingram	Director	March 9, 2005

/s/ Martha R. Ingram Martha R. Ingram	Director	March 9, 2005

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	March 9, 2005

/s/ Dale R. Laurance Dale R. Laurance	Director	March 9, 2005

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	March 9, 2005

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	March 9, 2005

Signature	Title	Date

/s/ Michael T. Smith Michael T. Smith	Director	March 9, 2005

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 9, 2005

EXHIBIT INDEX

Exhibit
No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))

3.3	Amended and Restated Bylaws of the Company dated as of May 25, 2004 (incorporated by reference to Exhibit 3.04 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended July 3, 2004 (the “2004 Q2 10-Q”))

4.1	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)

10.1	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))

10.2	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)

10.3	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)

10.4	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

10.5	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)

10.6	Ingram Micro Supplemental Investment Savings Plan

10.7	First Amendment to Supplemental Investment Savings Plan

10.8	Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)

10.9	Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)

10.10	Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year (the “1998 10-K”))

10.11	Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)

10.12	Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))

10.13	Ingram Micro Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))

10.14	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report for fiscal year ended (the “1999 10-K”))

10.15	Executive Retention Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “2001 Q2 10-Q”))

10.16	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the 2001 Q2 10-Q)

Exhibit
No.	Exhibit

10.17	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the 2001 Q2 10-Q)

10.18	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the 2002 fiscal year (the “2002 10-K”))

10.19	Amendment to Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.44 to the 2003 10-K)

10.20	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (the “2002 Q3 10-Q”))

10.21	Executive Officer Severance Policy adopted October 2003 (incorporated by reference to Exhibit 10.52 to the 2003 10-K)

10.22	2003 Executive Retention Agreement with Michael J. Grainger dated December 19, 2003 (incorporated by reference to Exhibit 10.46 to the 2003 10-K)

10.23	Separation Agreement dated as of January 30, 2004 with James E. Anderson, Jr. (incorporated by reference to Exhibit 10.47 to the 2003 10-K)

10.24	Compensation Agreement — Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 (the “2004 Q3 10-Q”))

10.25	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.56 to the 2004 Q3 10-Q)

10.26	Compensation Agreement — Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the 2004 Q3 10-Q)

10.27	Compensation Agreement — Form of Board of Directors Compensation Election Form (Committee Chairman) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on December 23, 2004 (the “12/23/04 8-K”)
10.28	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Committee Chairman) (incorporated by reference to Exhibit 99.5 to the 12/23/04 8-K)

10.29	Compensation Agreement — Form of Board of Directors Distribution Election and Beneficial Designation Form (incorporated by reference to Exhibit 99.6 to the 12/23/04 8-K)

10.30	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.7 to the 12/23/04 8-K)

10.31	Compensation Agreement — Form of Board of Directors Compensation Deferral Election Form (incorporated by reference to Exhibit 99.8 to the 12/23/04 8-K)

10.32	Form of Restricted Stock Unit Award Agreement for Members of the Board of Directors (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed February 14, 2005)

10.33	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”) (incorporated by reference to Exhibit 10.41 to the 2002 10-K)

10.34	Amendment No. 1 dated as of February 21, 2003 to the 2002 Credit Agreement (incorporated by reference to Exhibit 10.42 to the 2002 10-K)

10.35	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holding GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)

10.36	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the 2004 Q2 10-Q)

10.37	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)

Exhibit
No.	Exhibit

10.38	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the 2004 Q3 10-Q)

10.39	Receivables Purchase Agreement dated June 21, 2004, as amended on August 4, 2004 and November 3, 2004 (incorporated by reference to Exhibit 99.3 to the 12/23/04 8-K)

10.40	Waiver Letter relating to Techpac Holdings Limited’s Senior Subscription Agreement and Receivables Purchase Agreement dated 12/22/04 (incorporated by reference to Exhibit 99.2 to the 12/23/04 8-K)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.01 to the 2003 10-K)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995