Form 10-Q
period 2005-04-02
INGRAM MICRO INC
filed 2005-05-09
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

The Registrant had 159,445,167 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 2, 2005.

INGRAM MICRO INC.

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)
(Unaudited)

	April 2,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$260,008	$398,423
Trade accounts receivable (less allowance of $95,246 and $93,465)	2,723,842	3,037,417
Inventories	1,949,587	2,175,185
Other current assets	309,151	471,137

Total current assets	5,242,588	6,082,162

Property and equipment, net	190,881	199,133
Goodwill	559,368	559,665
Other	113,656	85,777

Total assets	$6,106,493	$6,926,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,795,680	$3,536,880
Accrued expenses	443,551	607,684
Current maturities of long-term debt	135,953	168,649

Total current liabilities	3,375,184	4,313,213

Long-term debt, less current maturities	440,017	346,183
Other liabilities	28,943	26,531

Total liabilities	3,844,144	4,685,927

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 159,445,167 and 158,737,898 shares issued and outstanding	1,594	1,587
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	824,797	817,378
Retained earnings	1,364,306	1,321,855
Accumulated other comprehensive income	72,131	99,990
Unearned compensation	(479)	—

Total stockholders’ equity	2,262,349	2,240,810

Total liabilities and stockholders’ equity	$6,106,493	$6,926,737

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004

Net sales	$7,051,992	$6,275,640
Cost of sales	6,672,519	5,934,186

Gross profit	379,473	341,454

Operating expenses:
Selling, general and administrative	300,555	274,759
Reorganization costs	2,692	125

	303,247	274,884

Income from operations	76,226	66,570

Other expense (income):
Interest income	(1,003)	(1,752)
Interest expense	11,780	9,901
Losses on sales of receivables	634	1,859
Net foreign exchange loss	1,938	860
Other	1,354	474

	14,703	11,342

Income before income taxes	61,523	55,228
Provision for income taxes	19,072	17,673

Net income	$42,451	$37,555

Basic earnings per share	$0.27	$0.24

Diluted earnings per share	$0.26	$0.24

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004

Cash flows from operating activities:
Net income	$42,451	$37,555
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	15,370	14,767
Noncash charges for interest and compensation	617	1,524
Deferred income taxes	7,475	5,743
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	—	5,000
Accounts receivable	274,276	198,239
Inventories	203,818	281,532
Other current assets	143,088	(31,958)
Accounts payable	(649,585)	(231,842)
Accrued expenses	(176,934)	23,991

Cash provided (used) by operating activities	(139,424)	304,551

Cash flows from investing activities:
Purchases of property and equipment	(9,029)	(5,275)
Acquisitions, net of cash acquired	(1,353)	(1,078)
Other	—	(4)

Cash used by investing activities	(10,382)	(6,357)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,063	40,603
Change in book overdrafts	(57,438)	(38,315)
Net borrowings of debt	72,969	79,596

Cash provided by financing activities	21,594	81,884

Effect of exchange rate changes on cash and cash equivalents	(10,203)	(2,769)

Increase (decrease) in cash and cash equivalents	(138,415)	377,309

Cash and cash equivalents, beginning of period	398,423	279,587

Cash and cash equivalents, end of period	$260,008	$656,896

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

     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of April 2, 2005, and its results of operations and cash flows for the thirteen weeks ended April 2, 2005 and April 3, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2005. The results of operations for the thirteen weeks ended April 2, 2005 may not be indicative of the results of operations that can be expected for the full year.

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

The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004

Net income	$42,451	$37,555

Weighted average shares	159,173,702	153,406,490

Basic earnings per share	$0.27	$0.24

Weighted average shares including the dilutive effect of stock options and warrants (4,713,347 and 5,555,802 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively)	163,887,049	158,962,292

Diluted earnings per share	$0.26	$0.24

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     There were approximately 7,933,000 and 7,363,000 stock options for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

Accounting for Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted by FAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004

Net income, as reported	$42,451	$37,555
Compensation expense as determined under FAS 123, net of related tax effects	5,250	6,242

Pro forma net income	$37,201	$31,313

Earnings per share:
Basic — as reported	$0.27	$0.24

Basic — pro forma	$0.23	$0.20

Diluted — as reported	$0.26	$0.24

Diluted — pro forma	$0.23	$0.20

     The weighted average fair value per option granted was $6.49 and $4.94 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
Risk-free interest rate	3.56%	2.36%
Expected years until exercise	3.5 years	3.0 years
Expected stock volatility	41.9%	39.9%

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 3 — Comprehensive Income

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and was comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks April 2, 2005 and April 3, 2004 as summarized below:

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
Net income	$42,451	$37,555
Changes in foreign currency translation adjustments	(27,859)	11,561

Comprehensive income	$14,592	$49,116

     Accumulated other comprehensive income included in stockholders’ equity totaled $72,131 and $99,990 at April 2, 2005 and January 1, 2005, respectively, and consisted solely of foreign currency translation adjustments.

Note 4 — Goodwill

     The changes in the carrying amount of goodwill for the thirteen weeks ended April 2, 2005 and April 3, 2004 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at January 1, 2005	$78,495	$12,775	$468,395	$—	$559,665
Acquisitions	—	—	1,353	—	1,353
Foreign currency translation	(7)	(628)	(1,015)	—	(1,650)

Balance at April 2, 2005	$78,488	$12,147	$468,733	$—	$559,368

Balance at January 3, 2004	$78,444	$9,308	$156,422	$—	$244,174
Acquisitions	—	1,078	—	—	1,078
Foreign currency translation	(15)	(230)	—	—	(245)

Balance at April 3, 2004	$78,429	$10,156	$156,422	$—	$245,007

     In January 2005, the Company acquired the remaining shares of stock held by minority shareholders of a subsidiary in New Zealand. The total purchase price for this acquisition consisted of a cash payment of $225, resulting in the recording of approximately $206 of goodwill.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

     During the thirteen weeks ended April 2, 2005, the Company made an adjustment to the purchase price allocation associated with the acquisition of Techpac Holdings Limited, or Tech Pacific. The adjustment reflects additional liabilities of $1,147 for costs associated with reductions in Tech Pacific’s workforce as well as closure and consolidation of redundant facilities. This adjustment resulted in an increase of goodwill for that same amount.

     The addition to goodwill of $1,078 in Europe for the thirteen weeks ended April 3, 2004 represents the amount paid to the seller for the first year’s achievement of the earn-out related to the Company’s acquisition of an IT distributor in Belgium in 2002. The second year’s achievement of $1,532 was recorded during the fourth quarter of 2004. This cash payment is an addition to the initial purchase price required by the purchase agreement, which requires the Company to pay the seller up to Euro 1.13 million for each of the next three years after 2002 based on an earn-out formula.

Note 5 — Reorganization, Integration and Other Major-Program Costs

     In April 2005, the Company announced an outsourcing and optimization plan that will improve operating efficiencies and realign and consolidate certain business functions within its North American region. A key component of the plan is an outsourcing agreement that will move transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. The Company expects the outsourcing to be substantially complete by the end of 2005. In addition, the Company will restructure and consolidate other job functions within the North American region. The Company expects savings generated by the optimization plan to be approximately $10,000 in 2005, starting in the second quarter, ramping up to an annualized savings of $25,000 by the first quarter of 2006. Actual operating expenses for the 2004 fiscal year serve as the baseline for the savings estimate. Total costs of the actions, or other major-program costs, are estimated at approximately $26,000 (approximately $18,000 net of tax) of which approximately $5,469 ($441 of reorganization costs and $5,028 of other major-program costs consisting primarily of consulting expenses) was incurred in the first quarter of 2005 with substantially all of the remainder to be incurred by the end of 2005. Costs recorded in each quarter may vary depending on the timing of certain actions. The Company expects that all the costs will be charged to operating expenses and will include reorganization costs and other major-program costs charged to selling, general, and administrative expenses, or SG&A expenses, consisting of consulting, retention, relocation and other transition costs associated with these actions.

     In November 2004, the Company acquired all of the outstanding shares of Tech Pacific. The Company is in the process of integrating the operations of Tech Pacific and expects to incur integration expenses of approximately $15,000, which will be substantially recognized through 2005. Costs recorded during each quarter may vary depending on the timing of certain actions. In the first quarter of 2005, integration expenses incurred totaled $4,062, consisting of $1,951 of reorganization costs primarily for workforce reductions, closure of redundant facilities and other costs related to the reorganization and $2,111 of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of this acquisition.

     In addition, in prior periods the Company has implemented other actions designed to improve operating income through enhancements in gross margins and reduction of SG&A expenses. Key components of those initiatives included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems; outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Reorganization Costs

Quarter ended April 2, 2005

     The reorganization costs of $2,692 for the thirteen weeks ended April 2, 2005 consists of $1,951 relating to the integration of Tech Pacific, $441 relating to the outsourcing and optimization plan in North America, and an adjustment of $300 related to a previous action for higher than expected costs to settle a lease obligation.

     The reorganization charge of $441 in North America reflects employee termination benefits for approximately 15 employees. The reorganization charge of $1,951 in Asia-Pacific includes employee termination benefits of $1,655 for approximately 230 employees, $211 for estimated lease exit costs in connection with closing and consolidating redundant facilities and $85 of other costs primarily due to contract terminations.

     The reorganization charges, related payment activities and adjustments for the thirteen weeks ended April 2, 2005 and the remaining liability at April 2, 2005 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		April 2,
	Costs	Liability	Adjustments	2005
Employee termination benefits	$2,096	$1,363	$—	$733
Facility costs	211	14	—	197
Other costs	85	62	—	23

Total	$2,392	$1,439	$—	$953

Quarter ended April 3, 2004

     Reorganization costs of $125 for the thirteen weeks ended April 3, 2004 consisted of $316 in Asia-Pacific for the detailed actions taken in that quarter and an adjustment of $191 in North America related to previous actions. The detailed actions in Asia-Pacific consisted of employee termination benefits for workforce reductions of approximately 30 associates. These termination benefits were fully paid in 2004.

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

     The payment activities and adjustments for the thirteen weeks ended April 2, 2005 and the remaining liability at April 2, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		April 2,
	2005	Liability	Adjustments	2005
Employee termination benefits	$164	$2	$—	$162
Facility costs	2,198	999	—	1,199

Total	$2,362	$1,001	$—	$1,361

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Actions prior to December 28, 2002

     Prior to December 28, 2002, detailed actions under the Company’s reorganization plans included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation, closing or downsizing of office facilities, distribution centers, returns processing centers and configuration centers throughout North America, consolidation and/or exit of warehouse and office facilities in Europe, Latin America and Asia-Pacific; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are completed; however, future cash outlays will be required due to severance payment terms and future lease payments related to exited facilities.

     The payment activities and adjustments for the thirteen weeks ended April 2, 2005 and the remaining liability at April 2, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		April 2,
	2005	Liability	Adjustments	2005
Employee termination benefits	$160	$10	$—	$150
Facility costs	9,508	1,121	300	8,687

Total	$9,668	$1,131	$300	$8,837

     The adjustment reflects higher than expected costs to settle a lease obligation totaling $300 in North America.

Integration and Other Major-Program Costs

     For the thirteen weeks ended April 2, 2005, integration and other major-program costs recorded in SG&A expenses totaled $7,139 ($2,111 integration-related costs for Tech Pacific and $5,028 of other major-program costs related to the outsourcing and optimization plan in North America announced in April 2005). Integration costs for Asia-Pacific primarily consist of consulting, retention and other costs related to the integration, while other major-program costs for North America consist primarily of consulting costs, retention and other related costs.

Note 6 — Long-Term Debt

     The Company’s debt consists of the following:

	April 2,	January 1,
	2005	2005
Senior subordinated notes	$205,068	$213,894
North American revolving trade accounts receivable-backed financing facilities	122,800	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities	112,149	132,289
Revolving unsecured credit facilities and other debt	135,953	168,649

	575,970	514,832
Current maturities of long-term debt	(135,953)	(168,649)

	$440,017	$346,183

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 7 — Segment Information

     The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations.

     Geographic areas in which the Company operated during 2005 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Taiwan, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

     Financial information by geographic segment is as follows:

	As of and for the
	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
Net sales:
North America
Sales to unaffiliated customers	$2,939,286	$2,781,188
Intergeographic sales	42,527	35,898
Europe	2,648,187	2,612,746
Asia-Pacific	1,185,658	627,112
Latin America	278,861	254,594
Eliminations of intergeographic sales	(42,527)	(35,898)

Total	$7,051,992	$6,275,640

Income from operations:
North America	$29,901	$25,280
Europe	37,003	39,030
Asia-Pacific	6,073	28
Latin America	3,249	2,232

Total	$76,226	$66,570

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	As of and for the
	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
Total assets:
North America	$3,689,795	$3,299,492
Europe	1,571,935	1,617,237
Asia-Pacific	612,215	195,117
Latin America	232,548	200,388

Total	$6,106,493	$5,312,234

Capital expenditures:
North America	$4,362	$3,584
Europe	3,357	1,114
Asia-Pacific	1,066	412
Latin America	244	165

Total	$9,029	$5,275

Depreciation:
North America	$7,950	$9,217
Europe	3,709	4,221
Asia-Pacific	1,310	786
Latin America	460	543

Total	$13,429	$14,767

     Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
Reorganization costs (Note 5):
North America	$741	$(191)
Asia-Pacific	1,951	316

Total	$2,692	$125

Integration and other major-program costs charged to SG&A expenses (Note 5):
North America	$5,028	$—
Asia-Pacific	2,111	—

Total	$7,139	$—

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 8 — Commitments and Contingencies

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

     At April 2, 2005 and January 1, 2005, the Company has deferred tax liabilities of $2,418, $2,407 and $4,283 related to the gains realized on the sales of SOFTBANK Corp., or Softbank, common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its outside advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when these deferred tax liabilities will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. The Company’s federal tax returns for fiscal years through 2000 have been closed. The U.S. Internal Revenue Service has begun an examination process related to the Company’s federal tax returns for fiscal years 2001 to 2003.

     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 28.8 million Brazilian reais, including interest and penalties computed through April 2, 2005, or approximately $10,900 at April 2, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

Note 9 — New Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, which was later amended in April 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which further explains FAS 123R. FAS 123R revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R as amended requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values and is effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123.

     FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”) on income tax expense and deferred tax liabilities. The AJCA was signed into law in October 2004 and allows the Company to repatriate up to $500 million of permanently reinvested foreign earnings in 2005 at an effective tax rate of 5.25%. The Company is currently reviewing whether to take advantage of this new provision of the AJCA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; other major-program or integration costs and related savings; capital expenditures; liquidity; capital requirements, acquisitions, operating models and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, as filed with the Securities and Exchange Commission, or SEC. We disclaim any duty to update any forward-looking statements.

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

     In November 2004, we acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provides us with a strong management and employee base with excellent execution capabilities, a history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region. We are in the process of integrating the operations of Tech Pacific and expect to incur integration expenses of approximately $15 million for workforce reductions, closure of redundant facilities, relocation and other integration actions related to this acquisition. We expect that these costs will be substantially recognized through 2005; however, expenses recorded during each quarter may vary depending on the timing of certain actions. In the first quarter of 2005, integration expenses incurred totaled $4.0 million (approximately $2.8 million net of tax), (see Note 5 to consolidated financial statements).

     In April 2005, we announced an outsourcing and optimization plan that will improve operating efficiencies and realign and consolidate certain business functions within the North America region. A key component of the plan is an outsourcing agreement that will move transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. We expect the outsourcing to be substantially complete by the end of 2005. In addition, we will restructure and consolidate other job functions within the North American region. We expect savings generated by the plan to be approximately $10 million in 2005, starting in the second quarter, ramping up to an annualized savings of $25 million by the first quarter of 2006. Actual operating expenses for the 2004 fiscal year serve as the baseline for the savings estimate. Total costs of the actions, or other major-program costs, are estimated at approximately $26 million (approximately $18 million net of tax) of which approximately $5.5 million ($0.5 million of reorganization costs and $5.0 million of other major-program costs, consisting primarily of consulting expenses) were incurred in the first quarter of 2005 with substantially all of the remainder to be incurred by the end of 2005. Costs recorded in each quarter may vary depending on the timing of certain actions. We expect all the costs will be charged to operating expenses and will include reorganization costs, consulting, relocation and other transition costs associated with these actions (see Note 5 to consolidated financial statements).

Management’s Discussion and Analysis Continued

Results of Operations

     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen weeks indicated below (in millions).

	Thirteen Weeks Ended
	April 2, 2005		April 3, 2004
Net sales by geographic region:
North America	$2,939	41.7%	$2,781	44.3%
Europe	2,648	37.5	2,613	41.6
Asia-Pacific	1,186	16.8	627	10.0
Latin America	279	4.0	255	4.1

Total	$7,052	100.0%	$6,276	100.0%

	Thirteen Weeks Ended
	April 2, 2005		April 3, 2004
Operating income and operating margin by geographic region:
North America	$29.9	1.0%	$25.3	0.9%
Europe	37.0	1.4	39.1	1.5
Asia-Pacific	6.1	0.5	0.0	0.0
Latin America	3.2	1.2	2.2	0.9

Total	$76.2	1.1%	$66.6	1.1%

     We sell products purchased from many vendors, but generated approximately 24% of our net sales for both of the thirteen weeks ended April 2, 2005 and April 3, 2004 from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%
Cost of sales	94.6	94.6

Gross profit	5.4	5.4
Operating expenses:
Selling, general and administrative	4.3	4.3
Reorganization costs	0.0	0.0

Income from operations	1.1	1.1
Other expense, net	0.2	0.2

Income before income taxes	0.9	0.9
Provision for income taxes	0.3	0.3

Net income	0.6%	0.6%

Management’s Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended April 2, 2005 Compared to
Thirteen Weeks Ended April 3, 2004

     Our consolidated net sales increased 12.4% to $7.05 billion for the thirteen weeks ended April 2, 2005, or first quarter of 2005, from $6.28 billion for the thirteen weeks ended April 3, 2004, or first quarter of 2004. The significant increase in net sales was primarily attributable to the additional revenue from the Tech Pacific acquisition, improving demand environment for IT products and services, particularly in North America, and the translation impact of the strengthening European currencies compared to the U.S. dollar (which contributed approximately two percentage points of the worldwide growth).

     Net sales from our North American operations increased 5.7% to $2.94 billion in the first quarter of 2005 from $2.78 billion in the first quarter of 2004, primarily reflecting improved demand for IT products and services compared to the prior year period. Net sales from our European operations increased 1.4% to $2.65 billion in the first quarter of 2005 from $2.61 billion in the first quarter of 2004 primarily due to the appreciation of European currencies compared to the U.S. dollar, which contributed approximately five percentage points of the European sales growth. Net sales from our Asia-Pacific operations increased 89.1% to $1.19 billion in the first quarter of 2005 from $0.6 billion in the first quarter of 2004, primarily reflecting the significant sales contribution of Tech Pacific. We continue to focus on profitable growth in our Asia-Pacific region and will make changes to business processes, add or delete products or customers, and implement other changes in the region. As a result, revenue growth rates and profitability in this emerging region may fluctuate significantly from quarter to quarter. Net sales from our Latin American operations increased by 9.5% to $279 million in the first quarter of 2005 from $255 million in the first quarter of 2004, reflecting the region’s improving demand environment and the strengthening of currencies in certain markets.

     Despite an intense competitive environment in North America and certain countries in Europe, gross margin remained flat at 5.4% in the first quarters of 2005 and 2004. This reflects strategic pricing and improvements in our Asia-Pacific and Latin America businesses. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

     Total SG&A expenses increased 9.4% to $300.6 million in the first quarter of 2005 from $274.8 million in the first quarter of 2004. The increase in SG&A expenses was primarily attributable to the addition of Tech Pacific, other major-program and integration costs incurred of approximately $7.1 million ($5.0 million in North America related to our outsourcing and optimization plan and $2.1 million in Asia-Pacific for acquisition-related integration costs), partially offset by our continued cost control measures. As a percentage of net sales, total SG&A expenses remained flat at 4.3% in the first quarters of 2005 and 2004. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     For the first quarter of 2005, we incurred reorganization costs of $2.7 million, consisting of charges of $2.4 million for detailed actions taken during the quarter ($0.5 million in North America and $1.9 million in Asia-Pacific) and an adjustment of $0.3 million related to a previous action for higher than expected costs to settle a lease obligation in North America. The charge of $0.5 million in North America represents employee termination benefits for approximately 15 employees. The charge of $1.9 million in Asia-Pacific includes employee termination benefits of $1.6 million for approximately 230 employees, $0.2 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and $0.1 million of other costs primarily due to contract terminations. For the first quarter of 2004, we incurred reorganization costs of $0.1 million, consisting of a charge of $0.3 million relating to employee termination benefits for 30 employees in Asia-Pacific during the quarter, partially offset by $0.2 million of credits related to detailed actions taken in previous quarters for lower than anticipated costs associated with employee termination benefits and lower than anticipated costs associated with facility consolidations in North America.

Management’s Discussion and Analysis Continued

     Income from operations as a percentage of net sales, or operating margin, remained flat at 1.1% in the first quarter of 2005 and 2004. Our North American operating margin increased to 1.0% in the first quarter of 2005 from 0.9% in the first quarter of 2004. The increase reflects economies of scale from the higher volume of business, partially offset by reorganization and other major-program costs incurred (approximately 0.2% of net sales) and competitive pressures on pricing. Our European operating margin decreased slightly to 1.4% in the first quarter of 2005 from 1.5% in the first quarter of 2004 primarily due to competitive pressures on pricing. Our Asia-Pacific operating margin increased to 0.5% in the first quarter of 2005 from less than 0.1% of net sales in the first quarter of 2004, reflecting the economies of scale from the higher volume of business as a result of the Tech Pacific acquisition and strengthening the Asia-Pacific operating model, partially offset by integration costs incurred (approximately 0.3% of net sales). Our Latin American operating margin increased to 1.2% in the first quarter of 2005 from 0.9% in the first quarter of 2004, reflecting continued strengthening of the operating model in the region. We continue to implement process improvements and other changes to improve profitability over the long-term. However, as a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.

     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, foreign currency exchange losses and other non-operating gains and losses. We incurred net other expense of $14.7 million in the first quarter of 2005 compared to $11.3 million in the first quarter of 2004. The increase in net other expense was primarily attributable to increased debt levels and reduced cash levels primarily associated with the acquisition of Tech Pacific and higher interest rates, as well as increases in foreign-exchange losses primarily in Asia-Pacific and Latin America.

     Our provision for income taxes was $19.1 million in the first quarter of 2005, or an effective tax rate of 31%, compared to $17.7 million in the first quarter of 2004, or an effective tax rate of 32%. The decrease in the 2005 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions, as well as the benefits of our ongoing tax strategies.

Quarterly Data; Seasonality

     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	the impact of and possible disruptions caused by business model changes, integration or reorganization efforts, as well as the related expenses and/or charges;

•	the impact of acquisitions we may make;

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months and worldwide pre-holiday stocking in the retail channel during the September-to-December period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices or terms and conditions we offer our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in the countries where we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.

     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Management’s Discussion and Analysis Continued

Liquidity and Capital Resources

Cash Flows

     We have financed working capital needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable facilities, trade and supplier credit, and proceeds from senior subordinated notes issued in August 2001. The following is a detailed discussion of our cash flows for the first quarters of 2005 and 2004.

     Our cash and cash equivalents totaled $260.0 million and $398.4 million at April 2, 2005 and January 1, 2005, respectively.

     Net cash used by operating activities was $139.4 million in the first quarter of 2005 compared to cash provided by operating activities of $304.6 million in the first quarter of 2004. The net cash used by operating activities in the first quarter of 2005 principally reflects decreases in our accrued expenses and accounts payable, partially offset by reductions of accounts receivable and inventory. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap and payments of variable compensation. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonal decline in sales during the quarter as well as the timing of vendor payments, which reduced accounts payable at April 2, 2005 greater than the seasonal decline in sales. The net cash provided by operating activities in the first quarter of 2004 was primarily due to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. These reductions reflect the seasonally lower volume of business in the first quarter as well as our strong working capital management.

     Net cash used by investing activities was $10.4 million in the first quarter of 2005 compared to $6.4 million in the first quarter of 2004. The net cash used by investing activities in the first quarters of 2005 and 2004 was primarily due to capital expenditures.

     Net cash provided by financing activities was $21.6 million in the first quarter of 2005 compared to $81.9 million in the first quarter of 2004. The net cash provided by financing activities in the first quarter of 2005 primarily reflects net proceeds of $73.0 million from our debt facilities, partially offset by a decrease in our book overdrafts. The net cash provided by financing activities in the first quarter of 2004 primarily reflects proceeds received from the exercise of stock options of $40.6 million and net proceeds of $79.6 million from our debt facilities, partially offset by a decrease in our book overdrafts.

Capital Resources

     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

     On-Balance Sheet Capital Resources

     On July 29, 2004, we entered into a revolving accounts receivable-based financing program in the U.S., which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at April 2, 2005. This facility expires on March 31, 2008. At April 2, 2005 and January 1, 2005, we had borrowings of $122.8 million and $0, respectively, under our revolving accounts receivable-based financing program.

     At April 2, 2005, we had a trade accounts receivable program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150 million Canadian dollars, or approximately $124 million. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. This facility expires on March 31, 2008. At April 2, 2005 and January 1, 2005, we had no borrowings under this trade accounts receivable program.

Management’s Discussion and Analysis Continued

     In June 2002, we entered into a three-year European revolving trade accounts receivable-backed financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107 million, or approximately $138 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In August 2003, we entered into another three-year European revolving trade accounts receivable-backed financing facility supported by the trade accounts receivable of another subsidiary in Europe for Euro 230 million, or approximately $297 million, with the same financial institution and related issuer of third-party commercial paper. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At April 2, 2005 and January 1, 2005, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities.

     In November 2004, we assumed from Tech Pacific a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 200 million Australian dollars, or approximately $154 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. This facility has no fixed repayment terms prior to maturity. At April 2, 2005 and January 1, 2005, we had borrowings of $112.1 million and $132.3 million, respectively, under this facility.

     Our ability to access financing under our North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At April 2, 2005, our actual aggregate available capacity under these programs was approximately $1,096 million based on eligible accounts receivable outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.

     We also assumed from Tech Pacific in November 2004, a multi-currency secured revolving loan facility, or assumed facility, of 80 million Australian dollars, or approximately $62 million. The interest rate is dependent upon the currency in which the drawing is made, and is determined based on the short-term bank indicator rate for such currency. The assumed facility is secured through the issuance of a standby letter of credit for the same amount in favor of the lender, and which assumed facility terminates on December 12, 2005. At April 2, 2005 and January 1, 2005, we had no borrowings under this facility. The assumed facility can also be used to support letters of credit. At April 2, 2005 and January 1, 2005, letters of credit totaling approximately $23.7 million and $24.1 million, respectively, were issued to certain financial institutions to support banking lines for certain subsidiaries, or local borrowings from banks made available to certain of our subsidiaries in the Asia-Pacific region. The issuance of these letters of credit reduces our available capacity under the assumed facility by the same amount.

Management’s Discussion and Analysis Continued

     We also have a $150 million revolving senior unsecured credit facility with a bank syndicate that expires in December 2005. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At April 2, 2005 and January 1, 2005, we had no borrowings outstanding under this credit facility. This facility can also be used to support letters of credit. At April 2, 2005 and January 1, 2005, letters of credit totaling approximately $18.1 million and $24.3 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces our available capacity under the agreement by the same amount.

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

     On August 16, 2001, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. These interest rate swap arrangements contain ratings conditions requiring posting of collateral by either party and at minimum increments based on the market value of the instrument and credit ratings of either party. The marked-to-market value of the interest rate swap amounted to $5.7 million and $14.5 million at April 2, 2005 and January 1, 2005, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $205.1 million and $213.9 million, respectively.

     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $525 million at April 2, 2005. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At April 2, 2005 and January 1, 2005, we had approximately $136.0 million and $168.6 million, respectively, outstanding under these facilities. At April 2, 2005 and January 1, 2005, letters of credit totaling approximately $41.5 million and $30.5 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 5.0% per annum at April 2, 2005 and January 1, 2005, respectively.

     Off-Balance Sheet Capital Resources

     We have a revolving trade accounts receivable-based factoring facility in Europe, which provides up to approximately $229 million of additional financing capacity. This facility expires in 2007. At April 2, 2005 and January 1, 2005, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At April 2, 2005, our actual aggregate available capacity under this program, based on eligible accounts receivable outstanding, was approximately $187 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the European accounts receivable financing program.

Management’s Discussion and Analysis Continued

     Covenant Compliance

     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At April 2, 2005, we were in compliance with all covenants or other requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors discussed above.

Other Matters

     At April 2, 2005 and January 1, 2005, we had deferred tax liabilities of $2.4 million, $2.4 million and $4.3 million associated with our sale of SOFTBANK Corp., or Softbank, common stock in 2002, 2000 and 1999, respectively. The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our outside advisors and our internal assessment did not allow us to reach that conclusion on this matter and the deferred taxes were provided accordingly. Although we review our assessments in these matters on a regular basis, we cannot currently determine when these remaining deferred tax liabilities will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity. Our federal tax returns for fiscal years through 2000 have been closed. The U.S. Internal Revenue Service has begun an examination process related to our federal tax returns for fiscal years 2001 to 2003.

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian reais 28.8 million, including interest and penalties computed through April 2, 2005, or approximately $10.9 million at April 2, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

Management’s Discussion and Analysis Continued

Capital Expenditures

We presently expect our capital expenditures to be approximately $50 million in fiscal 2005.

New Accounting Standards

See Note 9 to consolidated financial statements.

Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about competition, revenues, margins, expenses and other operating results or ratios, operating efficiencies, economic conditions, costs savings, restructuring, integration or other major-program costs, capital expenditures, liquidity and exchange rate fluctuations, are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and results of operations, including, without limitation:

•	intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

•	integration of our acquired businesses and similar transactions involve various risks and difficulties—our operations may be adversely impacted by an acquisition that (i) is not suited for us, (ii) is improperly executed, or (iii) substantially increases our debt;

•	foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations may adversely impact our operations in that country or globally;

•	we may not achieve the objectives of our process improvement efforts or be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer;

•	our failure to attract new sources of profitable business from expansion of products or services or entry into new markets could negatively impact our future operating results;

•	an interruption or failure of our information systems or subversion of access or other system controls may result in significant loss of business, assets, or competitive information;

•	significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms, may adversely impact our results of operations or financial condition;

•	termination of a supply or services agreement with a major supplier or product supply shortages may adversely impact our results of operations;

•	changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates or may require us to pay additional tax assessments;

•	we cannot predict with certainty, the outcome of the SEC and U.S. Attorney’s inquiries;

•	if there is a downturn in economic conditions for an extended period of time, it will likely have an adverse impact on our business;

Management’s Discussion and Analysis Continued

•	we may experience loss of business from one or more significant customers, and an increased risk of credit loss as a result of reseller customers’ businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers — increased losses, if any, may not be covered by credit insurance or we may not be able to obtain credit insurance at reasonable rates or at all;

•	rapid product improvement and technological change resulting in inventory obsolescence or changes in demand may result in a decline in value of a portion of our inventory;

•	future terrorist or military actions could result in disruption to our operations or loss of assets, in certain markets or globally;

•	the loss of a key executive officer or other key employees, or changes affecting the work force such as government regulations, collective bargaining agreements or the limited availability of qualified personnel, could disrupt operations or increase our cost structure;

•	changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs;

•	our failure to adequately adapt to industry changes and to manage potential growth and/or contractions could negatively impact our future operating results;

•	future periodic assessments required by current or new accounting standards such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options may result in additional non-cash charges;

•	seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in our quarterly results; and

•	the failure of certain shipping companies to deliver product to us, or from us to our customers, may adversely impact our results of operations.

     We operate our global business in a continually changing environment that involves numerous risks and uncertainties. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows. We have instituted in the past and continue to institute changes in our strategies, operations and processes to address these risk factors and to mitigate their impact on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant factors to consider in connection with forward-looking statements concerning us, reference is made to Exhibit 99.01 of our Annual Report on Form 10-K for the year ended January 1, 2005; other risks or uncertainties may be detailed from time to time in our future SEC filings. We disclaim any duty to update these or any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes in our quantitative and qualitative disclosures about market risk for first quarter ended April 2, 2005 from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 1, 2005.

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

Part II.  Other Information

Item 1.  Legal Proceedings

     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of Brazilian reais 28.8 million, including interest and penalties computed through April 2, 2005, or approximately $10.9 million at April 2, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations.

     We received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with Network Associates, Inc. (“NAI”) from 1998 through 2000. We have also received subpoenas from the U.S. Attorney’s office for the Northern District of California in connection with its grand jury investigation of NAI, which seek information concerning these transactions. We are cooperating fully with the SEC’s and the U.S. Attorney’s requests. Although the outcome of the SEC and U.S. Attorney’s inquiries cannot be predicted with certainty, it is not currently expected to have a material effect on our ongoing consolidated financial position, results of operations or cash flows.

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

INGRAM MICRO INC.
By: /s/ William D. Humes Name: William D. Humes Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 9, 2005

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX