Form 10-Q
period 2005-07-02
INGRAM MICRO INC
filed 2005-08-08
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The Registrant had 159,792,435 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 2, 2005.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)
(Unaudited)

	July 2,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$399,698	$398,423
Trade accounts receivable (less allowances of $90,615 and $93,465)	2,660,496	3,037,417
Inventories	1,877,587	2,175,185
Other current assets	344,851	471,137

Total current assets	5,282,632	6,082,162

Property and equipment, net	180,510	199,133
Goodwill	558,090	559,665
Other	84,993	85,777

Total assets	$6,106,225	$6,926,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,834,239	$3,536,880
Accrued expenses	428,533	607,684
Current maturities of long-term debt	350,243	168,649

Total current liabilities	3,613,015	4,313,213

Long-term debt, less current maturities	191,439	346,183
Other liabilities	32,717	26,531

Total liabilities	3,837,171	4,685,927

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 159,792,435 and 158,737,898 shares issued and outstanding	1,598	1,587
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	830,663	817,378
Retained earnings	1,406,004	1,321,855
Accumulated other comprehensive income	31,348	99,990
Unearned compensation	(559)	—

Total stockholders’ equity	2,269,054	2,240,810

Total liabilities and stockholders’ equity	$6,106,225	$6,926,737

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	$6,840,486	$5,716,619	$13,892,478	$11,992,259

Cost of sales	6,472,944	5,405,145	13,145,463	11,339,331

Gross profit	367,542	311,474	747,015	652,928

Operating expenses:
Selling, general and administrative	289,954	263,519	590,509	538,278
Reorganization costs	6,286	71	8,978	196

	296,240	263,590	599,487	538,474

Income from operations	71,302	47,884	147,528	114,454

Other expense (income):
Interest income	(483)	(1,956)	(1,486)	(3,708)
Interest expense	12,407	8,304	24,187	18,206
Losses on sales of receivables	64	1,089	699	2,948
Net foreign currency exchange loss	951	1,479	2,889	2,338
Other	1,121	926	2,474	1,400

	14,060	9,842	28,763	21,184

Income before income taxes	57,242	38,042	118,765	93,270

Provision for income taxes	15,544	12,174	34,616	29,847

Net income	$41,698	$25,868	$84,149	$63,423

Basic earnings per share	$0.26	$0.17	$0.53	$0.41

Diluted earnings per share	$0.26	$0.16	$0.52	$0.40

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Twenty-six Weeks Ended
	July 2,	July 3,
	2005	2004
Cash flows from operating activities:
Net income	$84,149	$63,423
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,580	28,884
Noncash charges for interest and compensation	1,765	2,150
Deferred income taxes	(20,543)	9,840
Changes in operating assets and liabilities, net of effect of acquisitions:
Changes in amounts sold under accounts receivable programs	—	10,000
Accounts receivable	307,467	324,304
Inventories	263,240	384,872
Other current assets	158,256	(8,604)
Accounts payable	(601,251)	(365,243)
Accrued expenses	(177,445)	36,387

Cash provided by operating activities	47,218	486,013

Cash flows from investing activities:
Purchases of property and equipment	(17,586)	(13,193)
Acquisitions, net of cash acquired	(2,737)	(1,078)
Other	—	505

Cash used by investing activities	(20,323)	(13,766)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,548	42,677
Change in book overdrafts	(50,080)	(75,015)
Net proceeds from (repayments of) debt	39,129	(24,476)

Cash used by financing activities	(403)	(56,814)

Effect of exchange rate changes on cash and cash equivalents	(25,217)	386

Increase in cash and cash equivalents	1,275	415,819

Cash and cash equivalents, beginning of period	398,423	279,587

Cash and cash equivalents, end of period	$399,698	$695,406

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of July 2, 2005, and its results of operations for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004, and cash flows for the twenty-six weeks ended July 2, 2005 and July 3, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2005. The results of operations for the thirteen and twenty-six weeks ended July 2, 2005 may not be indicative of the results of operations that can be expected for the full year.
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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$41,698	$25,868	$84,149	$63,423

Weighted average shares	159,628,110	155,410,354	159,406,455	154,348,697

Basic earnings per share	$0.26	$0.17	$0.53	$0.41

Weighted average shares, including the dilutive effect of stock options and warrants (2,955,040 and 2,783,450 for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and 3,751,228 and 4,151,719 for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively)	162,583,150	158,193,804	163,157,683	158,500,416

Diluted earnings per share	$0.26	$0.16	$0.52	$0.40

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     There were approximately 14,069,000 and 13,934,000 stock options for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and 9,422,000 and 13,719,000 stock options for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income, as reported	$41,698	$25,868	$84,149	$63,423
Compensation expense as determined under FAS 123, net of related tax effects	4,944	6,023	10,218	12,251

Pro forma net income	$36,754	$19,845	$73,931	$51,172

Earnings per share:
Basic — as reported	$0.26	$0.17	$0.53	$0.41

Basic — pro forma	$0.23	$0.13	$0.46	$0.33

Diluted — as reported	$0.26	$0.16	$0.52	$0.40

Diluted — pro forma	$0.23	$0.13	$0.45	$0.32

     The weighted average fair value per option granted was $5.46 and $4.60 for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and $5.99 and $4.78, for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Risk-free interest rate	3.79%	3.07%	3.67%	2.70%
Expected years until exercise	3.5 years	3.0 years	3.5 years	3.0 years
Expected stock volatility	41.7%	43.8%	41.8%	41.7%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 3 — Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks and for the twenty-six weeks ended July 2, 2005 and July 3, 2004 as summarized below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$41,698	$25,868	$84,149	$63,423
Changes in foreign currency translation adjustments	(40,783)	(9,680)	(68,642)	(21,241)

Comprehensive income	$915	$16,188	$15,507	$42,182

     Accumulated other comprehensive income included in stockholders’ equity totaled $31,348 and $99,990 at July 2, 2005 and January 1, 2005, respectively, and consisted solely of foreign currency translation adjustments.
Note 4 — Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the twenty-six weeks ended July 2, 2005 and July 3, 2004 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at January 1, 2005	$78,495	$12,775	$468,395	$—	$559,665
Acquisitions	—	—	2,738	—	2,738
Foreign currency translation	(24)	(1,446)	(2,843)	—	(4,313)

Balance at July 2, 2005	$78,471	$11,329	$468,290	$—	$558,090

Balance at January 3, 2004	$78,444	$9,308	$156,422	$—	$244,174
Acquisitions	—	1,078	—	—	1,078
Foreign currency translation	(20)	(370)	(203)	—	(593)

Balance at July 3, 2004	$78,424	$10,016	$156,219	$—	$244,659

     In January 2005, the Company acquired the remaining shares of stock held by minority shareholders of a subsidiary in New Zealand. The total purchase price for this acquisition consisted of a cash payment of $225, resulting in the recording of approximately $206 of goodwill in Asia-Pacific.
     For the twenty-six weeks ended July 2, 2005, the Company made an adjustment to the purchase price allocation associated with the acquisition of Techpac Holdings Limited, or Tech Pacific. The adjustment reflects additional liabilities of $2,532 for costs associated with reductions in Tech Pacific’s workforce as well as closure and consolidation of redundant facilities. This adjustment resulted in an increase of goodwill for that same amount.
     The addition to goodwill of $1,078 in Europe for the twenty-six weeks ended July 3, 2004 represents the amount paid to the seller for the first year’s achievement of the earn-out related to the Company’s acquisition of an IT distributor in Belgium in 2002. The second year’s achievement of $1,532 was recorded during the fourth quarter of 2004. These cash payments are an addition to the initial purchase price required by the purchase agreement, which requires the Company to pay the seller up to Euro 1.13 million for each of the next three years after 2002 based on an earn-out formula.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     In July 2005, the Company acquired certain net assets of AVAD, the leading distributor of home technology integration solutions for custom installers in the U.S., for $120,000 up-front payment, subject to a final determination of net asset value and earn-out payments of up to $80,000 over the next three years if certain performance levels are achieved. Additional payments of up to $100,000 are possible in 2010 if extraordinary performance levels are achieved over a five-year period. The transaction was funded through the Company’s existing borrowing capacity and cash with no material impact on its ability to meet compliance requirements under its financing agreements.
Note 5 — Reorganization, Integration and Major-Program Costs
     In April 2005, the Company announced an outsourcing and optimization plan that is expected to improve operating efficiencies within its North American region. A key component of the plan is an outsourcing arrangement that will move transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. The Company expects the outsourcing transition to be substantially complete by the end of 2005. As part of the plan, the Company will also restructure and consolidate other job functions within the North American region. The Company expects savings generated by the optimization plan to be approximately $10,000 in 2005, starting in the second quarter and ramping up to an annualized savings of $25,000 by the first quarter of 2006. Total costs of the actions, or major-program costs, are estimated at approximately $26,000, of which approximately $5,469 ($441 of reorganization costs and $5,028 of major-program costs consisting primarily of consulting expenses) and $10,515 ($4,869 of reorganization costs and $5,646 of major-program costs consisting primarily of consulting and retention expenses) were incurred in the first and second quarters of 2005, respectively, with substantially all of the remainder to be incurred during the last two quarters of 2005. Costs recorded in each quarter may vary depending on the timing of certain actions. The Company expects that all the costs will be charged to operating expenses and will include reorganization costs and major-program costs charged to selling, general, and administrative expenses, or SG&A expenses, consisting of consulting, retention, relocation and other transition costs associated with these actions.
     In November 2004, the Company acquired all of the outstanding shares of Tech Pacific. The Company is in the process of integrating the operations of its pre-existing Asia-Pacific business with Tech Pacific and expects to incur integration expenses of approximately $15,000, which will be substantially recognized through 2005. Costs recorded during each quarter may vary depending on the timing of certain actions. In the first and second quarters of 2005, integration expenses incurred totaled $4,062 and $3,481, respectively. The integration costs for the first quarter of 2005 consist of $1,951 of reorganization costs primarily for workforce reductions, closure of redundant facilities and other costs related to the reorganization and $2,111 of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of this acquisition, while integration costs for the second quarter of 2005 consist of $1,438 of reorganization costs primarily for workforce reductions, closure of redundant facilities and other costs related to the reorganization and $2,043 of other costs charged to SG&A expenses primarily for asset write-offs and accelerated depreciation associated with facility closures, consulting, and other expenses related to the integration of this acquisition.
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
Reorganization Costs
Quarter ended July 2, 2005
     The reorganization costs of $6,286 for the thirteen weeks ended July 2, 2005 consists of $4,869 relating to the outsourcing and optimization plan in North America and $1,438 relating to the integration of Tech Pacific, partially offset by a credit adjustment of $21 relating to a previous action for lower than expected lease obligation costs in Europe.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     The reorganization costs of $4,869 in North America reflect employee termination benefits for approximately 560 employees. The reorganization costs of $1,438 in Asia-Pacific include employee termination benefits of $1,207 for approximately 60 employees, $169 for estimated lease exit costs in connection with closing and consolidating redundant facilities and $62 of other costs primarily due to contract terminations.
     The reorganization costs, related payment activities and adjustments for the thirteen weeks ended July 2, 2005 and the remaining liability at July 2, 2005 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		July 2,
	Costs	Liability	Adjustments	2005
Employee termination benefits	$6,076	$2,230	$—	$3,846
Facility costs	169	169	—	—
Other costs	62	62	—	—

Total	$6,307	$2,461	$—	$3,846

Quarter ended April 2, 2005
     The reorganization costs of $2,692 for the thirteen weeks ended April 2, 2005 consists of $1,951 relating to the integration of Tech Pacific, $441 relating to the outsourcing and optimization plan in North America, and an adjustment of $300 related to a previous action for higher than expected costs to settle a lease obligation.
     The reorganization costs of $441 in North America reflect employee termination benefits for approximately 15 employees. The reorganization charge of $1,951 in Asia-Pacific includes employee termination benefits of $1,655 for approximately 230 employees, $211 for estimated lease exit costs in connection with closing and consolidating redundant facilities and $85 of other costs primarily due to contract terminations.
     The reorganization costs, related payment activities and adjustments for the twenty-six weeks ended July 2, 2005 and the remaining liability at July 2, 2005 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		July 2,
	Costs	Liability	Adjustments	2005
Employee termination benefits	$2,096	$1,848	$—	$248
Facility costs	211	134	—	77
Other costs	85	85	—	—

Total	$2,392	$2,067	$—	$325

Quarter ended July 3, 2004
     Reorganization costs of $71 for the thirteen weeks ended July 3, 2004 primarily reflect adjustments of $323 related to detailed actions in previous quarters for higher than expected lease exit costs associated with closing and consolidating redundant facilities in North America, partially offset by credit adjustments of $153 for lower than expected lease exit costs associated with facility consolidations in Europe and credit adjustments of $99 ($40 in North America and $59 in Europe) for lower than expected costs associated with employee termination benefits.
Quarter ended April 3, 2004
     Reorganization costs of $125 for the thirteen weeks ended April 3, 2004 consisted of $316 in Asia-Pacific for the detailed actions taken in that quarter, partially offset by credit adjustments of $191 in North America related to previous actions. The detailed actions in Asia-Pacific consisted of employee termination benefits for workforce reductions of approximately 30 associates. These termination benefits were fully paid in 2004.

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
     The payment activities and adjustments for the twenty-six weeks ended July 2, 2005 and the remaining liability at July 2, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		July 2,
	2005	Liability	Adjustments	2005
Employee termination benefits	$164	$159	$—	$5
Facility costs	2,198	1,854	(21)	323

Total	$2,362	$2,013	$(21)	$328

     The credit adjustment of $21 reflects lower than expected lease obligation costs in Europe recorded in the second quarter of 2005.
Actions prior to December 28, 2002
     Prior to December 28, 2002, detailed actions under the Company’s reorganization plans included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation, closing or downsizing of office facilities, distribution centers, returns processing centers and configuration centers throughout North America, consolidation and/or exit of warehouse and office facilities in Europe, Latin America and Asia-Pacific; and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are completed; however, future cash outlays will be required primarily for future lease payments related to exited facilities.
     The payment activities and adjustments for the twenty-six weeks ended July 2, 2005 and the remaining liability at July 2, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		July 2,
	2005	Liability	Adjustments	2005
Employee termination benefits	$160	$25	$—	$135
Facility costs	9,508	2,828	300	6,980

Total	$9,668	$2,853	$300	$7,115

     The adjustment reflects higher than expected costs to settle a lease obligation totaling $300 in North America recorded in the first quarter of 2005.
Integration and Major-Program Costs
     For the thirteen weeks ended July 2, 2005, integration and major-program costs recorded in SG&A expenses totaled $7,689 ($2,043 of integration-related costs for Tech Pacific and $5,646 of major-program costs related to the outsourcing and optimization plan in North America announced in April 2005). For the twenty-six weeks ended July 2, 2005, integration and major-program costs recorded in SG&A expenses totaled $14,828 ($4,154 of integration-related costs for Tech Pacific and $10,674 of major-program costs related to the outsourcing and optimization plan in North America). Integration costs for Asia-Pacific primarily consist of consulting, asset write-offs and accelerated depreciation associated with facility closures, retention and other costs related to the integration, while major-program costs for North America consist primarily of consulting costs, retention and other related costs.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 6 — Long-Term Debt
     The Company’s debt consists of the following:

	July 2,	January 1,
	2005	2005
Senior subordinated notes	$205,233	$213,894
North American revolving trade accounts receivable-backed financing facilities	61,700	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities	129,739	132,289
Revolving unsecured credit facilities and other debt	145,010	168,649

	541,682	514,832
Current maturities of long-term debt	(350,243)	(168,649)

	$191,439	$346,183

     In June 2002, the Company entered into a three-year European revolving trade accounts receivable backed-financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107 million, or approximately $128,000, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In June 2005, the Company renewed this facility under the same terms and conditions for another two years. This facility requires certain commitment fees and borrowings under this facility incurs financing costs at rates indexed to EURIBOR. At July 2, 2005 and January 1, 2005, the Company had no borrowings under this European revolving trade accounts receivable-backed financing facility.
     Effective July 29, 2005, the Company terminated its $150,000 revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in December 2005. On the same day, the Company entered into a new three-year $175,000 revolving senior unsecured credit facility with a new bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on the Company’s debt ratings and leverage ratio. The new credit facility can also be used to support letters of credit. At July 2, 2005 and January 1, 2005, the Company had no borrowings outstanding under the former credit facility. The former credit facility was also used to support letters of credit. At July 2, 2005 and January 1, 2005, letters of credit totaling approximately $17,061 and $24,255, respectively, were issued to certain vendors and financial institutions to support purchases by the Company’s subsidiaries, payment of insurance premiums and flooring arrangements under the former credit facility. The Company’s available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.
     On August 16, 2001, the Company sold $200,000 of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195,084, net of issuance costs of approximately $3,680. Interest on the notes is payable semi-annually in arrears on each February 15 and August 15. On the same date, the Company also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap the fixed-rate obligation on the senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. The marked-to-market value of the interest rate swap amounted to $5,785 and $14,533 at July 2, 2005 and January 1, 2005, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $205,233 and $213,894, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     On July 12, 2005, the Company gave notice that it will redeem all of its outstanding $200,000 of 9.875% senior subordinated notes due 2008 in accordance with the terms of the Company’s indenture dated as of August 16, 2001. The redemption date will be August 15, 2005. The notes will be redeemed at a redemption price of 104.938% of the principal amount of each note, plus accrued but unpaid interest. Concurrently with the redemption of the notes, the Company is closing, effective August 15, 2005, its position under the interest rate swap agreements entered into on August 16, 2001 with two financial institutions. These actions will result in a net charge of approximately $8,000. The redemption of the notes will be financed through the Company’s existing borrowing capacity and cash.
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
     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales:
North America
Sales to unaffiliated customers	$2,917,924	$2,803,558	$5,857,210	$5,584,746
Intergeographic areas	40,382	33,421	80,909	69,319
Europe	2,421,502	2,108,909	5,069,689	4,721,655
Asia-Pacific	1,199,483	558,510	2,385,141	1,185,622
Latin America	301,577	245,642	580,438	500,236
Eliminations of intergeographic areas	(40,382)	(33,421)	(80,909)	(69,319)

Total	$6,840,486	$5,716,619	$13,892,478	$11,992,259

Income from operations:
North America	$28,898	$28,078	$58,799	$53,358
Europe	28,299	16,295	65,301	55,325
Asia-Pacific	10,929	1,266	17,003	1,294
Latin America	3,176	2,245	6,425	4,477

Total	$71,302	$47,884	$147,528	$114,454

Identifiable assets:
North America	$3,684,137	$3,313,430	$3,684,137	$3,313,430
Europe	1,524,368	1,398,136	1,524,368	1,398,136
Asia-Pacific	634,263	169,048	634,263	169,048
Latin America	263,457	216,895	263,457	216,895

Total	$6,106,225	$5,097,509	$6,106,225	$5,097,509

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	As of and for the		As of and for the
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Capital expenditures:
North America	$3,280	$4,990	$7,642	$8,574
Europe	2,187	2,302	5,544	3,416
Asia-Pacific	2,908	367	3,974	779
Latin America	182	259	426	424

Total	$8,557	$7,918	$17,586	$13,193

Depreciation and amortization:
North America	$7,775	$8,774	$15,725	$17,992
Europe	3,358	4,056	7,067	8,277
Asia-Pacific	4,391	768	7,416	1,554
Latin America	686	519	1,372	1,061

Total	$16,210	$14,117	$31,580	$28,884

     Supplemental information relating to reorganization costs (credits) and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Reorganization costs (credits) (Note 5):
North America	$4,869	$283	$5,610	$92
Europe	(21)	(212)	(21)	(212)
Asia-Pacific	1,438	—	3,389	316

Total	$6,286	$71	$8,978	$196

Integration and major-program costs charged to SG&A expenses (Note 5):
North America	$5,646	$—	$10,674	$—
Asia-Pacific	2,043	—	4,154	—

Total	$7,689	$—	$14,828	$—

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     At January 1, 2005, the Company had tax liabilities of $2,418, $2,407 and $4,283 related to the gains realized on the sales of SOFTBANK Corp., or Softbank, common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its outside advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter.
     During the thirteen weeks ended July 2, 2005, the Company had settled and paid the tax liabilities of $1,441 and $2,779 associated with the gains realized in 2000 and 1999, respectively, with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $783 and $1,418 in 2000 and 1999, respectively, for such tax jurisdictions. Although the Company reviews its assessments of the remaining tax liabilities on a regular basis, at July 2, 2005, the Company cannot currently determine when the remaining tax liabilities of $2,687 related to these gains will be finally resolved with the taxing authorities, or if the taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. The Company’s federal tax returns for fiscal years through 2000 have been closed. The U.S. Internal Revenue Service has begun an examination process related to the Company’s federal tax returns for fiscal years 2001 to 2003.
     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 29.4 million Brazilian reais, including interest and penalties computed through July 2, 2005, or approximately $12,500 at July 2, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations or cash flows.
     The Company received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. The Company also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. The Company continues to cooperate fully with the SEC and the Department of Justice in their inquiries. The Company is engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. The Company cannot predict with certainty the outcome of these discussions, nor can it reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to the Company’s results of operations or cash flows.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 9 — New Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, which was later amended in April 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which further explains FAS 123R. FAS 123R revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R as amended requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values and is effective for fiscal years beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company has not finally determined the method of adoption and it has not determined whether the adoption on January 1, 2006 will result in amounts that are similar to the current pro forma disclosures under FAS 123.
     FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”) on income tax expense and deferred tax liabilities. The AJCA was signed into law in October 2004 and allows the Company to repatriate up to $500,000 of permanently reinvested foreign earnings in 2005 at an effective tax rate of 5.25%. The Company has not determined whether it will take advantage of this new provision of the AJCA.

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
     In November 2004, we acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provides us with a strong management and employee base with excellent execution capabilities, a history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region. We are in the process of integrating the operations of our pre-existing Asia-Pacific business with Tech Pacific and expect to incur integration expenses of approximately $15 million for workforce reductions, closure of redundant facilities, relocation and other integration actions related to this acquisition. We expect that these costs will be substantially recognized through 2005; however, expenses recorded during each quarter may vary depending on the timing of certain actions. In the first and second quarters of 2005, integration expenses incurred totaled $4.1 million and $3.5 million, respectively (see Note 5 to consolidated financial statements).
     In April 2005, we announced an outsourcing and optimization plan that we expect to improve operating efficiencies and realign and consolidate certain business functions within the North America region. A key component of the plan is an outsourcing arrangement that will move transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. We expect the outsourcing transition to be substantially complete by the end of 2005. As part of the plan, we will also restructure and consolidate other job functions within the North American region. We expect savings generated by the plan to be approximately $10 million in 2005, starting in the second quarter and ramping up to an annualized savings of $25 million by the first quarter of 2006. Total costs of the actions, or major-program costs, are estimated at approximately $26 million. Approximately $5.5 million ($0.5 million of reorganization costs and $5.0 million of major-program costs, consisting primarily of consulting expenses) and $10.5 million ($4.9 million of reorganization costs and $5.6 million of major-program costs, consisting primarily of consulting and retention expenses) were incurred in the first and second quarters of 2005, respectively, with the remainder to be incurred by the end of 2005. Costs recorded in each quarter may vary depending on the timing of certain actions. We expect all the costs will be charged to operating expenses and will include reorganization costs, consulting, retention, relocation and other transition costs associated with these actions (see Note 5 to consolidated financial statements).

Management’s Discussion and Analysis Continued
     In July 2005, we acquired certain net assets of AVAD, the leading distributor of home technology integration solutions for custom installers in the U.S., for $120 million up-front payment, subject to a final determination of net asset value, and earn-out payments of up to $80 million over the next three years if certain performance levels are achieved. Additional payments of up to $100 million are possible in 2010 if extraordinary performance levels are achieved over a five-year period. This transaction was funded through our existing borrowing capacity and cash with no material impact on our ability to meet compliance requirements under our financing agreements.
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and twenty-six weeks indicated (in millions).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 2,		July 3,		July 2,		July 3,
	2005		2004		2005		2004
Net sales by geographic region:
North America	$2,918	42.7%	$2,804	49.0%	$5,857	42.1%	$5,585	46.5%
Europe	2,421	35.4	2,109	36.9	5,070	36.5	4,722	39.4
Asia-Pacific	1,199	17.5	558	9.8	2,385	17.2	1,185	9.9
Latin America	302	4.4	246	4.3	580	4.2	500	4.2

Total	$6,840	100.0%	$5,717	100.0%	$13,892	100.0%	$11,992	100.0%

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 2,		July 3,		July 2,		July 3,
	2005		2004		2005		2004
Operating income and operating margin by geographic region:
North America	$28.9	1.0%	$28.1	1.0%	$58.8	1.0%	$53.4	0.9%
Europe	28.3	1.2	16.3	0.8	65.3	1.3	55.3	1.2
Asia-Pacific	10.9	0.9	1.3	0.2	17.0	0.7	1.3	0.1
Latin America	3.2	1.1	2.2	0.9	6.4	1.1	4.5	0.9

Total	$71.3	1.0%	$47.9	0.8%	$147.5	1.1%	$114.5	0.9%

     We sell products purchased from many vendors, but generated approximately 24% and 23% of our net sales for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.

Management’s Discussion and Analysis Continued
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.6	94.6	94.6	94.6

Gross profit	5.4	5.4	5.4	5.4
Operating expenses:
Selling, general and administrative	4.3	4.6	4.2	4.5
Reorganization costs	0.1	0.0	0.1	0.0

Income from operations	1.0	0.8	1.1	0.9
Other expense (income), net	0.2	0.2	0.2	0.2

Income before income taxes	0.8	0.6	0.9	0.7
Provision for income taxes	0.2	0.2	0.3	0.2

Net income	0.6%	0.4%	0.6%	0.5%

Results of Operations for the Thirteen Weeks Ended July 2, 2005 Compared to
Thirteen Weeks Ended July 3, 2004
     Our consolidated net sales increased 20.0% to $6.84 billion for the thirteen weeks ended July 2, 2005, or second quarter of 2005, from $5.72 billion for the thirteen weeks ended July 3, 2004, or second quarter of 2004. The increase in net sales was primarily attributable to the additional revenue from the Tech Pacific acquisition, the improving demand environment for IT products and services in most economies worldwide, and the translation impact of the strengthening European currencies compared to the U.S. dollar (which contributed approximately two percentage points of the worldwide growth).
     Net sales from our North American operations increased 4.1% to $2.92 billion in the second quarter of 2005 from $2.80 billion in the second quarter of 2004, primarily reflecting improved demand for IT products and services compared to the prior year period. Net sales from our European operations increased 14.8% to $2.42 billion in the second quarter of 2005 from $2.11 billion in the second quarter of 2004, primarily due to improved demand for IT products and services in most markets in Europe and share gains in certain markets, as well as the appreciation of European currencies compared to the U.S. dollar, which contributed approximately five percentage points of the European sales growth. Net sales from our Asia-Pacific operations increased 114.8% to $1.20 billion in the second quarter of 2005 from $0.6 billion in the second quarter of 2004, primarily reflecting the significant sales contribution of Tech Pacific. We continue to focus on profitable growth in our Asia-Pacific region and will make changes to business processes, add or delete products or customers, and implement other changes in the region. As a result, revenue growth rates and profitability in this emerging region may fluctuate significantly from quarter to quarter. Net sales from our Latin American operations increased by 22.8% to $302 million in the second quarter of 2005 from $246 million in the second quarter of 2004, reflecting the region’s improved demand environment and the strengthening of currencies in certain Latin American markets.
     Despite a continued competitive environment in North America and economic softness in certain countries in Europe, our gross margin remained relatively flat at 5.4% in the second quarters of 2005 and 2004. This reflects strategic pricing and improvements in our Asia-Pacific and Latin America businesses, which partially offset competitive pricing pressures in North America and economic softness in some European markets. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

Management’s Discussion and Analysis Continued
     Total SG&A expenses increased 10.0% to $290.0 million in the second quarter of 2005 from $263.5 million in the second quarter of 2004. The increase in SG&A expenses was primarily attributable to the addition of Tech Pacific, major-program and integration costs incurred of approximately $7.7 million ($5.6 million in North America related to our outsourcing and optimization plan and $2.1 million in Asia-Pacific for acquisition-related integration costs (See Note 5 to our consolidated financial statements)), partially offset by our continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.3% in the second quarter of 2005 compared to 4.6% in the second quarter of 2004, despite higher major-program and integration costs, primarily due to economies of scale from higher level of revenue and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the second quarter of 2005, we incurred reorganization costs of $6.3 million ($4.9 million in North America and $1.4 million in Asia-Pacific) for detailed actions taken during the quarter, partially offset by a credit adjustment of less than $0.1 million related to a detailed action taken in a previous quarter for lower than expected lease exit costs associated with facility consolidations in Europe. The charge of $4.9 million in North America represents employee termination benefits for approximately 560 employees. The charge of $1.4 million in Asia-Pacific includes employee termination benefits of $1.2 million for approximately 60 employees, $0.2 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and less than $0.1 million of other costs primarily due to contract terminations. For the second quarter of 2004, we incurred reorganization costs of $0.1 million, consisting of adjustments of $0.3 million related to detailed actions taken in previous quarters for higher than expected lease exit costs associated with closing and consolidating redundant facilities in North America, partially offset by credit adjustments of $0.1 million for lower than expected lease exit costs associated with facility consolidations in Europe and credit adjustments of $0.1 million for lower than expected costs associated with employee termination benefits in North America and Europe (see Note 5 to our consolidated financial statements).
     Income from operations as a percentage of net sales, or operating margin, increased to 1.0% in the second quarter of 2005 compared to 0.8% in the second quarter of 2004, as a result of the increase in net sales and improvements in operating expenses as a percentage of net sales, both of which are discussed above. Our North American operating margin remained flat at 1.0% in the second quarters of 2005 and 2004, reflecting the economies of scale from the higher volume of business, partially offset by reorganization and major-program costs incurred (approximately 0.4% of North America net sales) and competitive pressures on pricing. Our European operating margin increased to 1.2% in the second quarter of 2005 from 0.8% in the second quarter of 2004, as a result of the increase in net sales and decrease in operating expenses due to cost control measures, both of which are discussed above. Our Asia-Pacific operating margin increased to 0.9% in the second quarter of 2005 from 0.2% in the second quarter of 2004, reflecting the economies of scale from the higher volume of business as a result of the Tech Pacific acquisition and benefits from the successful integration of Tech Pacific, partially offset by the integration costs incurred (approximately 0.3% of Asia-Pacific net sales). Our Latin American operating margin increased to 1.1% in the second quarter of 2005 from 0.9% in the second quarter of 2004, reflecting continued strengthening of our business controls and processes in the region. We continue to implement process improvements and other changes to improve profitability over the long-term. However, as a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, foreign currency exchange losses and other non-operating gains and losses. We incurred net other expense of $14.1 million in the second quarter of 2005 compared to $9.8 million in the second quarter of 2004. The increase in net other expense was primarily attributable to increased net debt levels primarily associated with the acquisition of Tech Pacific and higher interest rates, partially offset by a decrease in losses on sales receivables under our accounts receivable-based financing facilities and decreases in foreign-exchange losses primarily in Asia-Pacific and Latin America.
     Provision for income taxes was $15.5 million, or an effective tax rate of 27%, in the second quarter of 2005 compared to $12.2 million, or an effective tax rate of 32%, in the second quarter of 2004. The second quarter of 2005 included a benefit of $2.2 million (approximately four percentage points of the decrease from the 2004 effective tax rate) for the favorable resolution of previously accrued income taxes related to the gains realized on the sale of SOFTBANK Corp., or Softbank, common stock (see Note 8 to our consolidated financial statements). The remaining decrease in the 2005 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions, as well as the benefits of our ongoing tax strategies.

Management’s Discussion and Analysis Continued
Results of Operations for the Twenty-six Weeks Ended July 2, 2005 Compared to
Twenty-six Weeks Ended July 3, 2004
     Our consolidated net sales increased 15.8% to $13.89 billion for the twenty-six weeks ended July 2, 2005, or first six months of 2005, from $11.99 billion for the twenty-six weeks ended July 3, 2004, or first six months of 2004. Net sales from our North American operations increased 4.9% to $5.86 billion in the first six months of 2005 from $5.58 billion in the first six months of 2004. Net sales from our European operations increased 7.4% to $5.07 billion in the first six months of 2005 from $4.72 billion in the first six months of 2004 (the appreciation of European currencies compared to the U.S. dollar contributed approximately four percentage points of the increase). Net sales from our Asia-Pacific operations increased 101.2% to $2.39 billion in the first six months of 2005 from $1.19 billion in the first six months of 2004. Net sales from our Latin America operations increased 16.0% to $580 million in the first six months of 2005 from $500 million in the first six months of 2004. The reasons for the year-over-year changes in our net sales on a worldwide basis, and individually by region, are similar to those factors discussed in the second quarters of 2005 and 2004.
     Gross margin remained flat at 5.4% in the first six months of 2005 and 2004, reflecting the same factors discussed in the second quarters of 2005 and 2004.
     Total SG&A expenses increased 9.7% to $590.5 million in the first six months of 2005 from $538.3 million in the first six months of 2004. The increase in SG&A expenses was primarily attributable to the addition of Tech Pacific, major-program and integration costs incurred of approximately $14.8 million ($10.7 million in North America related to our outsourcing and optimization plan and $4.1 million in Asia-Pacific for acquisition-related integration costs), partially offset by our continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.2% in the six months of 2005 compared to 4.5% in the six months of 2004, despite higher major-program and integration costs, primarily due to economies of scale from higher level of revenue and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the first six months of 2005, we incurred reorganization costs of $9.0 million, consisting of a charge of $8.7 million ($5.3 million in North America and $3.4 million in Asia-Pacific) for detailed actions taken for the first six months of 2005 and a net adjustment of $0.3 million (additional charge of $0.3 million in North America, partially offset by a credit adjustment of less than $0.1 million in Europe) related to previous actions for higher than expected costs to settle a lease obligation associated with facility consolidations. The charge of $5.3 million in North America represents employee termination benefits for approximately 575 employees. The charge of $3.4 million in Asia-Pacific includes employee termination benefits of $2.9 million for approximately 290 employees, $0.4 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and $0.1 million of other costs primarily due to contract terminations. For the first six months of 2004, we incurred reorganization costs of $0.2 million, consisting of a charge of $0.3 million for detailed actions taken for the first six months of 2004 in Asia-Pacific and a net credit adjustment of $0.1 million related to detailed actions taken in previous quarters. The charge of $0.3 million in Asia-Pacific represents employee termination benefits for 30 employees. The net credit adjustment of $0.1 million represents credit adjustments of $0.2 million ($0.1 million in North America and $0.1 million in Europe) for detailed actions taken in previous quarters for lower than expected costs associated with employee termination benefits, partially offset by a net charge of $0.1 million ($0.2 million in North America, partially offset by a credit of $0.1 million in Europe) for changes in expected lease exit costs in connection with closing and consolidating redundant facilities.
     Operating margin increased to 1.1% in the first six months of 2005 from 0.9% in the first six months of 2004. Our North American operating margin remained relatively flat at 1.0% in the first six months of 2005 and 2004. Our European operating margin increased to 1.3% in the first six months of 2005 compared to 1.2% in the first six months of 2004. Our Asia-Pacific operating margin was 0.7% in the first six months of 2005 compared to 0.1% in the first six months of 2004. Our Latin American income from operations as a percentage of net sales increased to 1.1% in the first six months of 2005 from 0.9% in the first six months of 2004. The changes in operating margin for the first six months of 2005 compared to the first six months of 2004 on a worldwide basis and by region are largely attributable to the same factors as discussed in the second quarters of 2005 and 2004.

Management’s Discussion and Analysis Continued
     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, foreign currency exchange losses and other non-operating gains and losses. We incurred net other expense of $28.8 million in the first six months of 2005 compared to $21.2 million in the first six months of 2004. The increase in net other expenses is attributable to the same factors discussed in the second quarters of 2005 and 2004.
     Provision for income taxes was $34.6 million, or an effective tax rate of 29%, in the first six months of 2005 compared to $29.8 million, or an effective tax rate of 32%, in the first six months of 2004. The first six months of 2005 included a benefit of $2.2 million (approximately two percentage points of the decrease from the 2004 effective tax rate) for the favorable resolution of previously accrued income taxes related to the gains realized on the sale of Softbank common stock (see Note 8 to our consolidated financial statements). The remaining decrease in the 2005 effective tax rate was primarily attributable to the change in the proportion of income earned within the various taxing jurisdictions, as well as the benefits of our ongoing tax strategies.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	the impact of and possible disruptions caused by business model changes, including our outsourcing and optimization plan, integration or reorganization efforts, as well as the related expenses and/or charges;

•	the impact of acquisitions we may make;

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months and worldwide pre-holiday stocking in the retail channel during the September-to-December period;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices or terms and conditions we offer our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in the countries where we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the loss or consolidation of one or more of our significant suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.
     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, borrowings under revolving credit and other facilities, trade and supplier credit, and proceeds from senior subordinated notes issued in August 2001. The following is a detailed discussion of our cash flows for the first six months of 2005 and 2004.
     Our cash and cash equivalents totaled $399.7 million and $398.4 million at July 2, 2005 and January 1, 2005, respectively.
     Net cash provided by operating activities was $47.2 million for the first six months of 2005 compared to $486.0 million for the first six months of 2004. The net cash provided by operating activities for the first six months of 2005 principally reflects our earnings and reductions of accounts receivable, inventory and other current assets, partially offset by decreases in our accrued expenses and accounts payable. The reduction of accrued expenses and other current assets primarily relates to the settlement of a currency interest rate swap and payments of variable compensation. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonal

Management’s Discussion and Analysis Continued
decline in sales in the first six months. The net cash provided by operating activities for the first six months of 2004 was primarily due to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. These reductions reflect the seasonally lower volume of business in the first quarter as well as our strong working capital management.
     Net cash used by investing activities was $20.3 million for the first six months of 2005 compared to $13.8 million for the first six months of 2004. The net cash used by investing activities for the first six months of 2005 and 2004 was primarily due to capital expenditures.
     Net cash used by financing activities was $0.4 million for the first six months of 2005 compared to $56.8 million for the first six months of 2004. The net cash used by financing activities for the first six months of 2005 primarily reflects a decrease in our book overdrafts, partially offset by the proceeds from exercise of stock options and net proceeds from our debt facilities. The net cash used by financing activities for the first six months of 2004 primarily reflects a decrease in our book overdrafts and net repayments of our debt facilities, partially offset by the proceeds received from the exercise of stock options.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     On-Balance Sheet Capital Resources
     On July 29, 2004, we entered into a revolving accounts receivable-based financing program in the U.S., which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at July 2, 2005. This facility expires on March 31, 2008. At July 2, 2005 and January 1, 2005, we had borrowings of $61.7 million and $0, respectively, under our revolving accounts receivable-based financing program.
     At July 2, 2005, we had a trade accounts receivable-based financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150 million Canadian dollars, or approximately $121 million. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At July 2, 2005 and January 1, 2005, we had no borrowings under this trade accounts receivable-based financing program.
     In June 2002, we entered into a three-year European revolving trade accounts receivable backed-financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107 million, or approximately $128 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. In June 2005, we renewed this facility under the same terms and conditions for another two years. In August 2003, we entered into another three-year European revolving trade accounts receivable-backed financing facility supported by the trade accounts receivable of another subsidiary in Europe for Euro 230 million, or approximately $275 million, with the same financial institution and related issuer of third-party commercial paper. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At July 2, 2005 and January 1, 2005, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities.
     In November 2004, we assumed from Tech Pacific a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 200 million Australian dollars, or approximately $150 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. This facility has no fixed repayment terms prior to maturity. At July 2, 2005 and January 1, 2005, we had borrowings of $129.7 million and $132.3 million, respectively, under this facility.

Management’s Discussion and Analysis Continued
     Our ability to access financing under our North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At July 2, 2005, our actual aggregate available capacity under these programs was approximately $820 million based on eligible accounts receivable outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We also assumed from Tech Pacific in November 2004, a multi-currency secured revolving loan facility, or assumed facility, of 80 million Australian dollars, or approximately $60 million. The interest rate is dependent upon the currency in which the drawing is made, and is determined based on the short-term bank indicator rate for such currency. The assumed facility is secured through the issuance of a standby letter of credit for the same amount in favor of the lender, and which assumed facility terminates on December 12, 2005. At July 2, 2005, we had $14.5 million of borrowings under this facility. We had no borrowings under this facility at January 1, 2005. The assumed facility can also be used to support letters of credit. At July 2, 2005 and January 1, 2005, letters of credit totaling approximately $22.0 million and $24.1 million, respectively, were issued to certain financial institutions to support banking lines for certain subsidiaries, or local borrowings from banks made available to certain of our subsidiaries in the Asia-Pacific region. The issuance of these letters of credit reduces our available capacity under the assumed facility by the same amount.
     Effective July 29, 2005, we terminated our $150 million revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in December 2005. On the same day, we entered into a new three-year $175 million revolving senior unsecured credit facility with a new bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. The new credit facility can also be used to support letters of credit. At July 2, 2005 and January 1, 2005, we had no borrowings outstanding under the former credit facility. The former credit facility was also used to support letters of credit. At July 2, 2005 and January 1, 2005, letters of credit totaling approximately $17.1 million and $24.3 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements under the former credit facility. The Company’s available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.
     On August 16, 2001, we sold $200 million of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million, net of issuance costs of approximately $3.7 million. Interest on the notes is payable semi-annually in arrears on each February 15 and August 15. On the same date, we also entered into interest rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. All other financial terms of the interest rate swap agreements are identical to those of the senior subordinated notes, except for the quarterly payments of interest, which will be on each February 15, May 15, August 15 and November 15 and ending on the termination date of the swap agreements. The marked-to-market value of the interest rate swap amounted to $5.8 million and $14.5 million at July 2, 2005 and January 1, 2005, respectively, which is recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $205.2 million and $213.9 million, respectively.
     On July 12, 2005, we gave notice that we will redeem all of our outstanding $200 million of 9.875% senior subordinated notes due 2008 in accordance with the terms of our indenture dated as of August 16, 2001. The redemption date will be August 15, 2005. We elected to call the notes because we believe that we have more than adequate available financing capacity to fund our operations for the foreseeable future at costs significantly lower than those of the outstanding notes. The notes will be redeemed at a redemption price of 104.938% of the principal

Management’s Discussion and Analysis Continued
amount of each note, plus accrued but unpaid interest. Concurrently with the redemption of the notes, we are closing, effective August 15, 2005, our position under the interest rate swap agreements entered into on August 16, 2001 with two financial institutions, the effect of which had been to swap our fixed-rate obligation on the notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. These actions will result in a net charge of approximately $8 million. The redemption of the notes will be financed through our existing borrowing capacity and cash.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $514 million at July 2, 2005. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At July 2, 2005 and January 1, 2005, we had approximately $130.5 million and $168.6 million, respectively, outstanding under these facilities. At July 2, 2005 and January 1, 2005, letters of credit totaling approximately $53.7 million and $30.5 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.0% and 5.0% per annum at July 2, 2005 and January 1, 2005, respectively.
     Off-Balance Sheet Capital Resources
     We have a revolving trade accounts receivable-based factoring facility in Europe, which provides up to approximately $214 million of additional financing capacity. This facility expires in 2007. At July 2, 2005 and January 1, 2005, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At July 2, 2005, our actual aggregate available capacity under this program, based on eligible accounts receivable outstanding, was approximately $168 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the European accounts receivable financing program.
     Covenant Compliance
     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At July 2, 2005, we were in compliance with all covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors discussed above.
Other Matters
     See Note 8 to our consolidated financial statements and “Item 1. Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures not to exceed $50 million in fiscal 2005.

Management’s Discussion and Analysis Continued
Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about competition, revenues, margins, expenses and other operating results or ratios, operating efficiencies, profitability, economic conditions, costs savings, restructuring, integration or major-program costs, capital expenditures, liquidity and exchange rate fluctuations, are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and results of operations, including, without limitation:
•	intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-end-user selling, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages;

•	integration of our acquired businesses and similar transactions involve various risks and difficulties — our operations may be adversely impacted by an acquisition that (i) is not suited for us, (ii) is improperly executed, or (iii) substantially increases our debt;

•	foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations may adversely impact our operations in that country or globally;

•	we may not achieve the objectives of our process improvement efforts or be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer;

•	our failure to attract new sources of profitable business from expansion of products or services or entry into new markets could negatively impact our future operating results;

•	an interruption or failure of our information systems or subversion of access or other system controls may result in significant loss of business, assets, or competitive information;

•	significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms, may adversely impact our results of operations or financial condition;

•	termination of a supply or services agreement with a major supplier or product supply shortages may adversely impact our results of operations;

•	changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates or may require us to pay additional tax assessments;

•	we cannot predict with certainty, the outcome of the SEC and U.S. Attorney’s inquiries;

•	if there is a downturn in economic conditions for an extended period of time, it will likely have an adverse impact on our business;

•	we may experience loss of business from one or more significant customers, and an increased risk of credit loss as a result of reseller customers’ businesses being negatively impacted by dramatic changes in the information technology products and services industry as well as intense competition among resellers — increased losses, if any, may not be covered by credit insurance or we may not be able to obtain credit insurance at reasonable rates or at all;

•	rapid product improvement and technological change resulting in inventory obsolescence or changes in demand may result in a decline in value of a portion of our inventory;

•	future terrorist or military actions could result in disruption to our operations or loss of assets, in certain markets or globally;

•	the loss of a key executive officer or other key employees, or changes affecting the work force such as government regulations, collective bargaining agreements or the limited availability of qualified personnel, could disrupt operations or increase our cost structure;

Management’s Discussion and Analysis Continued
•	changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs;

•	our failure to adequately adapt to industry changes and to manage potential growth and/or contractions could negatively impact our future operating results;

•	future periodic assessments required by current or new accounting standards such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options may result in additional non-cash charges;

•	seasonal variations in the demand for products and services, as well as the introduction of new products, may cause variations in our quarterly results; and

•	the failure of certain shipping companies to deliver product to us, or from us to our customers, may adversely impact our results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for second quarter ended July 2, 2005 from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 1, 2005.
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

Part II. Other Information
Item 1. Legal Proceedings
     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 29.4 million Brazilian reais, including interest and penalties computed through July 2, 2005, or approximately $12.5 million at July 2, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations or cash flows.
     We received an informal inquiry from the United States Securities and Exchange Commission (the “SEC”) during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. We also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. We continue to cooperate fully with the SEC and the Department of Justice in their inquiries. We are engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. We cannot predict with certainty the outcome of these discussions, nor can we reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to our results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
a)	The Annual Meeting of the Shareowners was held on June 1, 2005.

b)	The election of six directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for four such individuals elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareowners in 2008 (Messers. Foster and Atkins and Mss. Ingram and Levinson), for one such individual elected to the Board of Directors for a term of two years set to expire at the annual meeting of shareowners in 2007 (Mr. Spierkel) and for another such individual elected to the Board of Directors for a term of one year set to expire at the annual meeting of shareowners in 2006 (Mr. Murai).

		Number of
Nominee		Votes

Kent B. Foster	For	148,846,353
	Withheld/Against	3,310,349
	Abstentions	—
	Broker Non-Votes	N/A

Howard I. Atkins	For	143,004,056
	Withheld/Against	9,152,646
	Abstentions	—
	Broker Non-Votes	N/A

		Number of
Nominee		Votes

Martha R. Ingram	For	148,851,881
	Withheld/Against	3,304,821
	Abstentions	—
	Broker Non-Votes	N/A

Linda Fayne Levinson	For	151,520,505
	Withheld/Against	636,197
	Abstentions	—
	Broker Non-Votes	N/A

Gregory M.E. Spierkel	For	151,445,262
	Withheld/Against	711,440
	Abstentions	—
	Broker Non-Votes	N/A

Kevin M. Murai	For	151,315,246
	Withheld/Against	841,456
	Abstentions	—
	Broker Non-Votes	N/A
John R. Ingram, Dale R. Laurance, and Gerhard Schulmeyer are directors whose terms of office expire at the annual meeting of shareowners in 2006. Orrin H. Ingram II, Michael T. Smith and Joe B. Wyatt are directors whose terms of office expire at the annual meeting of shareowners in 2007.
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
August 8, 2005

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX