Form 10-Q
period 2005-10-01
INGRAM MICRO INC
filed 2005-11-07
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 161,005,967 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 1, 2005.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)
(Unaudited)

	October 1,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$429,221	$398,423
Trade accounts receivable (less allowances of $93,238 and $93,465)	2,785,792	3,037,417
Inventories	1,933,718	2,175,185
Other current assets	339,115	471,137

Total current assets	5,487,846	6,082,162

Property and equipment, net	182,465	199,133
Goodwill	610,993	559,665
Other	144,967	85,777

Total assets	$6,426,271	$6,926,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,951,366	$3,536,880
Accrued expenses	440,121	607,684
Current maturities of long-term debt	168,985	168,649

Total current liabilities	3,560,472	4,313,213

Long-term debt, less current maturities	486,290	346,183
Other liabilities	33,247	26,531

Total liabilities	4,080,009	4,685,927

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 161,005,967 and 158,737,898 shares issued and outstanding	1,610	1,587
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	848,956	817,378
Retained earnings	1,454,404	1,321,855
Accumulated other comprehensive income	41,572	99,990
Unearned compensation	(280)	—

Total stockholders’ equity	2,346,262	2,240,810

Total liabilities and stockholders’ equity	$6,426,271	$6,926,737

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$6,959,334	$6,016,389	$20,851,812	$18,008,648

Cost of sales	6,577,531	5,686,798	19,722,994	17,026,129

Gross profit	381,803	329,591	1,128,818	982,519

Operating expenses:
Selling, general and administrative	296,888	272,064	887,397	810,342
Reorganization costs	1,981	(2,652)	10,959	(2,456)

	298,869	269,412	898,356	807,886

Income from operations	82,934	60,179	230,462	174,633

Other expense (income):
Interest income	(1,045)	(2,255)	(2,531)	(5,963)
Interest expense	11,936	8,370	36,123	26,576
Losses on sales of receivables	303	665	1,002	3,613
Loss on redemption of senior subordinated notes and related interest-rate swap agreements	8,413	—	8,413	—
Net foreign currency exchange loss (gain)	(444)	(3,066)	2,445	(728)
Other	1,498	1,609	3,972	3,009

	20,661	5,323	49,424	26,507

Income before income taxes	62,273	54,856	181,038	148,126

Provision for (benefit from) income taxes	13,873	(22,424)	48,489	7,423

Net income	$48,400	$77,280	$132,549	$140,703

Basic earnings per share	$0.30	$0.50	$0.83	$0.91

Diluted earnings per share	$0.29	$0.49	$0.81	$0.89

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirty-nine Weeks Ended
	October 1,	October 2,
	2005	2004
Cash flows from operating activities:
Net income	$132,549	$140,703
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,920	43,580
Loss on redemption of senior subordinated notes and interest-rate swap agreements	8,413	—
Noncash gain on forward currency exchange contract	—	(4,277)
Noncash charges for interest and compensation	2,414	2,733
Deferred income taxes	(20,894)	(28,264)
Changes in operating assets and liabilities, net of effect of acquisitions:
Changes in amounts sold under accounts receivable programs	—	(60,000)
Accounts receivable	194,611	225,755
Inventories	244,419	371,510
Other current assets	142,411	(19,739)
Accounts payable	(499,792)	(103,041)
Accrued expenses	(152,376)	72,899

Cash provided by operating activities	99,675	641,859

Cash flows from investing activities:
Purchases of property and equipment	(27,321)	(26,223)
Acquisitions, net of cash acquired	(141,176)	(9,683)
Other	—	1,110

Cash used by investing activities	(168,497)	(34,796)

Cash flows from financing activities:
Proceeds from exercise of stock options	26,531	47,121
Redemption of senior subordinated notes, net	(205,801)	—
Change in book overdrafts	(53,967)	(72,815)
Net proceeds from (repayments of) debt	355,783	(41,777)

Cash provided (used) by financing activities	122,546	(67,471)

Effect of exchange rate changes on cash and cash equivalents	(22,926)	5,679

Increase in cash and cash equivalents	30,798	545,271

Cash and cash equivalents, beginning of period	398,423	279,587

Cash and cash equivalents, end of period	$429,221	$824,858

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of October 1, 2005, and its results of operations for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004, and cash flows for the thirty-nine weeks ended October 1, 2005 and October 2, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2005. The results of operations for the thirteen and thirty-nine weeks ended October 1, 2005 may not be indicative of the results of operations that can be expected for the full year.
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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$48,400	$77,280	$132,549	$140,703

Weighted average shares	160,549,321	155,638,665	159,797,559	154,821,559

Basic earnings per share	$0.30	$0.50	$0.83	$0.91

Weighted average shares, including the dilutive effect of stock options and warrants (3,855,735 and 2,571,948 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and 3,786,541and 3,689,348 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively)	164,405,056	158,210,613	163,584,100	158,510,907

Diluted earnings per share	$0.29	$0.49	$0.81	$0.89

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     There were approximately 8,959,000 and 14,012,000 stock options for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and 9,137,000 and 13,535,000 stock options for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income, as reported	$48,400	$77,280	$132,549	$140,703
Compensation expense as determined under FAS 123, net of related tax effects	4,702	5,512	14,941	17,762

Pro forma net income	$43,698	$71,768	$117,608	$122,941

Earnings per share:
Basic — as reported	$0.30	$0.50	$0.83	$0.91

Basic — pro forma	$0.27	$0.46	$0.74	$0.79

Diluted — as reported	$0.29	$0.49	$0.81	$0.89

Diluted — pro forma	$0.27	$0.46	$0.72	$0.78

     The weighted average fair value per option granted was $6.54 and $4.89 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and $6.03 and $4.78 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Risk-free interest rate	4.18%	2.92%	3.70%	2.71%
Expected years until exercise	3.5 years	3.0 years	3.5 years	3.0 years
Expected stock volatility	42.0%	43.6%	41.8%	41.8%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 3 — Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks and for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 as summarized below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$48,400	$77,280	$132,549	$140,703
Changes in foreign currency translation adjustments	10,224	14,593	(58,418)	(6,648)

Comprehensive income	$58,624	$91,873	$74,131	$134,055

     Accumulated other comprehensive income included in stockholders’ equity totaled $41,572 and $99,990 at October 1, 2005 and January 1, 2005, respectively, and consisted solely of foreign currency translation adjustments.
Note 4 — Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at January 1, 2005	$78,495	$12,775	$468,395	$—	$559,665
Acquisitions	47,583	—	4,904	—	52,487
Foreign currency translation	(346)	(1,488)	675	—	(1,159)

Balance at October 1, 2005	$125,732	$11,287	$473,974	$—	$610,993

Balance at January 3, 2004	$78,444	$9,308	$156,422	$—	$244,174
Acquisitions	426	1,078	—	—	1,504
Foreign currency translation	15	(151)	(149)	—	(285)

Balance at October 2, 2004	$78,885	$10,235	$156,273	$—	$245,393

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     For the thirty-nine weeks ended October 1, 2005, the Company made an adjustment to the purchase price allocation associated with the acquisition of Techpac Holdings Limited, or Tech Pacific. The adjustment reflects additional liabilities of $4,327 for costs associated with reductions in Tech Pacific’s workforce as well as closure and consolidation of redundant facilities of the acquired company. This adjustment resulted in an increase of goodwill for that same amount.
     In July 2005, the Company acquired certain net assets of AVAD, the leading distributor of home technology integration solutions for custom installers in the U.S. This strategic acquisition will accelerate the Company’s entry into the adjacent consumer electronics market and improve the Company’s operating margin in its North American operations. AVAD was acquired for an initial purchase price of $136,272, subject to the final determination of its net asset value. The purchase agreement also requires the Company to pay the seller earn-out payments of up to $80,000 over the next three years, if certain performance levels are achieved, and additional payments of up to $100,000 are possible in 2010, if extraordinary performance levels are achieved over a five-year period. Such payments, if any, will be recorded as an adjustment to the initial purchase price. The initial purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the initial recording of $47,583 of goodwill, $24,200 of trademarks with indefinite lives and $28,585 of vendor relationships and other amortizable intangible assets with average estimated useful lives of approximately 10 years. Goodwill is expected to be fully deductible for tax purposes. The Company is in the process of completing the valuation of identifiable intangible assets and expects to finalize the valuation during the fourth quarter of fiscal year 2005.
     In July 2005, the Company acquired the remaining shares held by minority shareholders in an India-based subsidiary. The total purchase price for this acquisition consisted of a cash payment of $371, resulting in the recording of the same amount in goodwill.
     In July 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Nimax, Inc., a privately held distributor of automatic identification and data capture/point-of-sale, barcode and wireless products, as well as enterprise mobility solutions. The purchase price, consisting of a cash payment of $8,605 at July 30, 2004 (adjusted to $8,749 at end of fiscal year 2004) and $1,000 payable on or before October 31, 2006, was preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date. This resulted in the initial recording of $426 of goodwill and $1,103 of other amortizable intangible assets primarily related to customer and vendor relationships (adjusted to $0 and $918, respectively, at end of fiscal year 2004). In addition to the cash payments, the purchase agreement requires the Company to pay the seller up to $6,000 at the end of two years, based on a specified earn-out formula, which will be recorded as an additional adjustment to the purchase price.
     The addition to goodwill of $1,078 in Europe during the first quarter of 2004 represents the amount paid to the seller for the first year’s achievement of the earn-out related to the Company’s acquisition of an IT distributor in Belgium in 2002. The second year’s achievement of $1,532 was recorded during the fourth quarter of 2004. These cash payments are an addition to the initial purchase price required by the purchase agreement, which requires the Company to pay the seller up to Euro 1.13 million for each of the next three years after 2002 based on an earn-out formula.
Note 5 — Reorganization, Integration and Major-Program Costs
     In April 2005, the Company announced an outsourcing and optimization plan that is expected to improve operating efficiencies within its North American region. A key component of the plan is an outsourcing arrangement that moves transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. The Company expects the outsourcing transition to be substantially complete by the end of 2005. As part of the plan, the Company has also restructured and consolidated other job functions within the North American region. The Company expects savings generated by the optimization plan to be approximately $10,000 in 2005, starting in the second quarter and ramping up to an annualized savings of $25,000 by the end of the first quarter of 2006. Total costs of the actions, or major-program costs, are estimated at approximately $26,000, of which approximately $4,717 ($709 of reorganization costs primarily for workforce reductions and $4,008 of other

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
major-program costs charged to selling, general and administrative expenses, or SG&A expenses, as described under the discussion of integration and major-program costs) and $21,001 ($6,319 of reorganization costs, primarily workforce reduction and $14,682 of other major-program costs) were incurred in the thirteen and thirty-nine weeks ended October 1, 2005, respectively, with the remainder expected to be incurred by the fourth quarter of 2005.
     In November 2004, the Company acquired all of the outstanding shares of Tech Pacific. The Company continues its integration of the operations of its pre-existing Asia-Pacific business with Tech Pacific and expects to incur integration expenses of approximately $15,000, in the aggregate, which will be substantially recognized through 2005. During the thirteen and thirty-nine weeks ended October 1, 2005, integration expenses incurred totaled $2,512 and $10,055, respectively. The integration costs for the thirteen weeks ended October 1, 2005 consist of $1,286 of reorganization costs primarily for workforce reductions, closure of redundant facilities and other contract termination costs related to the reorganization and $1,226 of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of this acquisition. Integration costs for the thirty-nine weeks ended October 1, 2005 consist of $4,675 of reorganization costs primarily for workforce reductions, closure of redundant facilities and other contract termination costs related to the integration and $5,380 of other costs charged to SG&A expenses, as described under the discussion of integration and major-program costs.
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
Reorganization Costs
Quarter ended October 1, 2005
     The reorganization costs of $1,981 for the thirteen weeks ended October 1, 2005 consists of $1,600 relating to the outsourcing and optimization plan in North America, $1,286 relating to the integration of Tech Pacific in Asia-Pacific; partially offset by net adjustments of $905 for detailed actions taken in previous quarters. The net adjustment of $905 consists of credit adjustments of $862 (credit of $910 in North America and charge of $48 in Europe) relating to previous actions for lower than expected lease obligation costs and $43 (credit of $62 in Europe and charge of $19 in North America) for higher than expected employee termination benefits for previous quarters.
     The reorganization costs of $1,600 in North America reflect employee termination benefits for approximately 315 employees. The reorganization costs of $1,286 in Asia-Pacific include employee termination benefits of $570 for approximately 15 employees, $627 for estimated lease exit costs in connection with closing and consolidating redundant facilities and $89 of other costs primarily due to contract terminations.
     The reorganization costs, related payment activities and adjustments for the thirteen weeks ended October 1, 2005 and the remaining liability at October 1, 2005 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		October 1,
	Costs	Liability	Adjustments	2005
Employee termination benefits	$2,170	$1,020	$—	$1,150
Facility costs	627	627	—	—
Other costs	89	80	—	9

Total	$2,886	$1,727	$—	$1,159

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     The reorganization costs of $4,869 in North America reflect employee termination benefits for approximately 250 employees. The reorganization costs of $1,438 in Asia-Pacific include employee termination benefits of $1,207 for approximately 60 employees, $169 for estimated lease exit costs in connection with closing and consolidating redundant facilities and $62 of other costs primarily due to contract terminations.
     The reorganization costs, related payment activities and adjustments for the twenty-six weeks ended October 1, 2005 and the remaining liability at October 1, 2005 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		October 1,
	Costs	Liability	Adjustments	2005
Employee termination benefits	$6,076	$3,876	$19	$2,219
Facility costs	169	169	—	—
Other costs	62	62	—	—

Total	$6,307	$4,107	$19	$2,219

     The adjustment of $19 primarily reflects higher than expected employee termination benefits recorded in the third quarter of 2005 in North America.
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
     The reorganization costs, related payment activities and adjustments for the thirty-nine weeks ended October 1, 2005 and the remaining liability at October 1, 2005 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		October 1,
	Costs	Liability	Adjustments	2005
Employee termination benefits	$2,096	$1,862	$—	$234
Facility costs	211	134	—	77
Other costs	85	85	—	—

Total	$2,392	$2,081	$—	$311

Year ended January 1, 2005
     The credit to reorganization of $2,896 for 2004 consisted of $316 incurred and paid for workforce reductions in Asia-Pacific in fiscal year 2004 and net credit adjustments of $3,212 related to detailed actions taken in previous quarters. The credit adjustments of $3,212 primarily consisted of $184 ($125 in North America and $59 in Europe) for lower than expected costs associated with employee termination benefits and $3,028 (net credit adjustments of $2,109 in North America and $919 in Europe) for lower than expected lease exit costs associated with facility consolidations.
Year ended January 3, 2004
     Reorganization costs for fiscal year 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and lease exit costs for facility consolidations in North America, Europe and Latin America. These restructuring actions are complete; however, future cash outlays will be required primarily due to severance payment terms and future lease payments related to exited facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     The payment activities and adjustments for the thirty-nine weeks ended October 1, 2005 and the remaining liability at October 1, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		October 1,
	2005	Liability	Adjustments	2005
Employee termination benefits	$164	$164	$—	$—
Facility costs	2,198	1,939	27	286

Total	$2,362	$2,103	$27	$286

     The adjustment of $27 (charge of $48 recorded in the third quarter of 2005 and a credit of $21 recorded in the second quarter of 2005) primarily reflects higher than expected lease obligation costs in Europe.
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
     The payment activities and adjustments for the thirty-nine weeks ended October 1, 2005 and the remaining liability at October 1, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		October 1,
	2005	Liability	Adjustments	2005
Employee termination benefits	$160	$25	$(62)	$73
Facility costs	9,508	2,949	(610)	5,949

Total	$9,668	$2,974	$(672)	$6,022

     The net adjustments reflect lower than expected costs to settle a lease obligation totaling $610 in North America (charge of $300 recorded in the first quarter of 2005 and credit of $910 recorded in the third quarter of 2005) and $62 for lower than expected employee termination benefits in Europe recorded in the third quarter of 2005.
Integration and Major-Program Costs
     For the thirteen weeks ended October 1, 2005, integration and major-program costs recorded in SG&A expenses totaled $5,234 ($4,008 of other major-program costs related to the outsourcing and optimization plan in North America announced in April 2005 and $1,226 of integration-related costs for Tech Pacific). For the thirty-nine weeks ended October 1, 2005, integration and major-program costs recorded in SG&A expenses totaled $20,062 ($14,682 of other major-program costs related to the outsourcing and optimization plan in North America and $5,380 of integration-related costs for Tech Pacific). Major-program costs for North America consist primarily of consulting costs, retention and other related costs, while integration costs for Asia-Pacific primarily consist of consulting, asset write-offs and accelerated depreciation associated with facility closures, retention and other costs related to the integration.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 6 — Long-Term Debt
     The Company’s debt consists of the following:

	October 1,	January 1,
	2005	2005
Senior subordinated notes	$—	$213,894
North American revolving trade accounts receivable-backed financing facilities	354,896	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities	131,394	132,289
Revolving unsecured credit facilities and other debt	168,985	168,649

	655,275	514,832
Current maturities of long-term debt	(168,985)	(168,649)

	$486,290	$346,183

     In June 2002, the Company entered into a European revolving trade accounts receivable backed-financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107 million, or approximately $129,000, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. On July 1, 2005, the Company extended this facility under the same terms and conditions for another two years. This facility requires certain commitment fees and borrowings under this facility incur financing costs at rates indexed to EURIBOR. At October 1, 2005 and January 1, 2005, the Company had no borrowings under this European revolving trade accounts receivable-backed financing facility.
     Effective July 29, 2005, the Company terminated its $150,000 revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in December 2005. On the same day, the Company entered into a new three-year $175,000 revolving senior unsecured credit facility with a new bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on the Company’s debt ratings and leverage ratio. The new credit facility can also be used to support letters of credit. At January 1, 2005, the Company had no borrowings outstanding under the former credit facility. The former credit facility was also used to support letters of credit. At October 1, 2005 and January 1, 2005, letters of credit totaling approximately $17,061 and $24,255, respectively, were issued under the former credit facility to certain vendors and financial institutions to support purchases by the Company’s subsidiaries, payment of insurance premiums and flooring arrangements. The Company’s available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.
     On August 16, 2001, the Company sold $200,000 of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195,084, net of issuance costs of approximately $3,680. Interest on the notes is payable semi-annually in arrears on each February 15 and August 15. On the same date, the Company also entered into interest-rate swap agreements with two financial institutions, the effect of which was to swap the fixed-rate obligation on the senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. At January 1, 2005, the marked-to-market value of the interest-rate swaps amounted to $14,533 and was recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $213,894 at January 1, 2005.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     On August 15, 2005, the Company redeemed all of its outstanding $200,000 of 9.875% senior subordinated notes due 2008 in accordance with the terms of the Company’s indenture. The notes were redeemed at a redemption price of 104.938% of the principal amount of each note, plus accrued but unpaid interest. Concurrently with the redemption of the notes, the Company terminated its position under the interest-rate swap agreements. These actions resulted in an aggregate loss of approximately $8,413 consisting of a loss of $9,876 on the redemption of the senior subordinated notes and $2,612 on the write-off of the remaining unamortized debt issuance and discount costs; partially offset by the gains of $4,075 on the settlement of the interest-rate swap agreements.
Note 7 - Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations.
     Geographic areas in which the Company operates during 2005 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     Financial information by geographic segment is as follows:

	As of and for the		As of and for the
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales:
North America Sales to unaffiliated customers	$3,086,104	$3,051,027	$8,943,314	$8,635,773
Intergeographic areas	42,008	33,982	122,917	103,301
Europe	2,341,826	2,128,386	7,411,515	6,850,041
Asia-Pacific	1,207,845	569,810	3,592,986	1,755,432
Latin America	323,559	267,166	903,997	767,402
Eliminations of intergeographic areas	(42,008)	(33,982)	(122,917)	(103,301)

Total	$6,959,334	$6,016,389	$20,851,812	$18,008,648

Income from operations:
North America	$43,749	$39,072	$102,548	$92,430
Europe	20,970	16,562	86,271	71,887
Asia-Pacific	13,884	1,287	30,887	2,581
Latin America	4,331	3,258	10,756	7,735

Total	$82,934	$60,179	$230,462	$174,633

Identifiable assets:
North America	$3,909,332	$3,586,525	$3,909,332	$3,586,525
Europe	1,577,498	1,538,341	1,577,498	1,538,341
Asia-Pacific	655,695	158,383	655,695	158,383
Latin America	283,746	236,558	283,746	236,558

Total	$6,426,271	$5,519,807	$6,426,271	$5,519,807

Capital expenditures:
North America	$3,016	$6,088	$10,658	$14,662
Europe	4,211	5,844	9,755	9,260
Asia-Pacific	2,335	610	6,309	1,389
Latin America	173	488	599	912

Total	$9,735	$13,030	$27,321	$26,223

Depreciation and amortization:
North America	$8,399	$8,438	$24,124	$26,430
Europe	4,084	5,061	11,151	13,338
Asia-Pacific	3,214	704	10,630	2,258
Latin America	643	493	2,015	1,554

Total	$16,340	$14,696	$47,920	$43,580

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     Supplemental information relating to reorganization costs (credits) and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Reorganization costs (credits) (Note 5):
North America	$709	$(2,585)	$6,319	$(2,493)
Europe	(14)	(67)	(35)	(279)
Asia-Pacific	1,286	—	4,675	316

Total	$1,981	$(2,652)	$10,959	$(2,456)

Integration and major-program costs charged to SG&A expenses (Note 5):
North America	$4,008	$—	$14,682	$—
Asia-Pacific	1,226	—	5,380	—

Total	$5,234	$—	$20,062	$—

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
     At January 1, 2005, the Company had tax liabilities of $2,418, $2,407 and $4,283 related to the gains realized on the sales of SOFTBANK Corp., or Softbank, common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its outside advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. During the thirteen weeks ended July 2, 2005, the Company had settled and paid the tax liabilities of $1,441 and $2,779 associated with the gains realized in 2000 and 1999, respectively, with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $783 and $1,418 related to tax years in 2000 and 1999, respectively, for such tax jurisdictions. Although the Company reviews its assessments of the remaining tax liability on a regular basis, at October 1, 2005, the Company cannot currently determine when the remaining tax liabilities of $2,687 related to these gains will be finally resolved with the taxing authorities, or if the taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. The Company’s federal tax returns for fiscal years through 2000 have been closed. The U.S. Internal Revenue Service is in the process of examining the Company’s federal tax returns for fiscal years 2001 to 2003.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 30.0 million Brazilian reais, including interest and penalties computed through October 1, 2005, or approximately $13,500 at October 1, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses related to this matter. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on the Company’s results of operations or cash flows.
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
Note 9 — New Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, which was later amended in April 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which further explains FAS 123R. FAS 123R revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R as amended requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values and is effective for the Company’s fiscal years beginning January 1, 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company has not finally determined the method of adoption and it has not determined whether the adoption on January 1, 2006 will result in amounts that are similar to the current pro forma disclosures under FAS 123.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; major-program or integration costs and related savings; effective income tax rates; capital expenditures; liquidity; capital requirements, acquisitions, operating models and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors discussed in “Cautionary Statements for the Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” below. In addition, this Management’s Discussion and Analysis, or MD&A, should be read in conjunction with the MD&A and related information included in our Annual Report on Form 10-K and in Exhibit 99.01 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, as filed with the Securities and Exchange Commission, or SEC. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on, available cash, debt and trade credit from vendors for our working capital needs.
     In November 2004, we acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provides us with a strong management and employee base, a history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region. We continue to integrate the operations of our pre-existing Asia-Pacific business with Tech Pacific and expect this to be substantially completed by the end of the 2005. We expect aggregate integration expenses of approximately $15 million for workforce reductions, closure of redundant facilities, relocation and other integration actions related to this acquisition, which will be substantially recognized through the end of 2005. The Company has recognized integration expenses of $2.5 million ($1.3 million in reorganization costs and $1.2 million charged to selling, general and administrative expenses or SG&A expenses) and $10.1 million ($4.7 million in reorganization costs and $5.4 million charged to selling, general and administrative expenses or SG&A expenses), in the third quarter of 2005 and the first nine months of 2005, respectively (see Note 5 to consolidated financial statements).
     In April 2005, we announced an outsourcing and optimization plan that we expect to improve operating efficiencies by realigning and consolidating certain business functions within the North America region. A key component of the plan is an outsourcing arrangement that moves transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. We expect the outsourcing transition to be substantially complete by the end of 2005. As part of the plan, we have also restructured and consolidated other job functions

Management’s Discussion and Analysis Continued
within the North American region. We expect savings generated by the plan to be approximately $10 million in 2005, starting in the second quarter and ramping up to an annualized savings of $25 million by the first quarter of 2006. Total costs of the actions, or major-program costs, are estimated at approximately $26 million. Approximately $4.7 million ($0.7 million of reorganization costs and $4.0 million of other major-program costs, charged to SG&A expenses) and $21.0 million ($6.3 million of reorganization costs and $14.7 million of other major-program costs charged to SG&A expenses) were incurred in the third quarter of 2005 and first nine months of 2005, respectively, with the remainder to be incurred by the fourth quarter of 2005 (see Note 5 to consolidated financial statements).
     In July 2005, we acquired certain net assets of AVAD, the leading distributor of home technology integration solutions for custom installers in the U.S. AVAD was acquired for an initial purchase price of $136 million, subject to a final determination of net asset value. The purchase agreement also requires us to pay the seller earn-out payments of up to $80 million over the next three years if certain performance levels are achieved, and additional payments of up to $100 million are possible in 2010, if extraordinary performance levels are achieved over a five-year period. This transaction was funded through our existing borrowing capacity and cash.
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and thirty-nine weeks indicated (in millions).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 1,		October 2,		October 1,		October 2,
	2005		2004		2005		2004
Net sales by geographic region:
North America	$3,086	44.3%	$3,051	50.7%	$8,943	42.9%	$8,636	48.0%
Europe	2,342	33.7	2,128	35.4	7,412	35.6	6,850	38.0
Asia-Pacific	1,208	17.4	570	9.5	3,593	17.2	1,756	9.7
Latin America	323	4.6	267	4.4	904	4.3	767	4.3

Total	$6,959	100.0%	$6,016	100.0%	$20,852	100.0%	$18,009	100.0%

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 1,		October 2,		October 1,		October 2,
	2005		2004		2005		2004
Operating income and operating margin by geographic region:
North America	$43.7	1.4%	$39.1	1.3%	$102.5	1.1%	$92.4	1.1%
Europe	21.0	0.9	16.6	0.8	86.3	1.2	71.9	1.0
Asia-Pacific	13.9	1.1	1.3	0.2	30.9	0.9	2.6	0.1
Latin America	4.3	1.3	3.2	1.2	10.8	1.2	7.7	1.0

Total	$82.9	1.2%	$60.2	1.0%	$230.5	1.1%	$174.6	1.0%

     We sell products purchased from many vendors, but generated approximately 23% of our net sales for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.

Management’s Discussion and Analysis Continued
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.5	94.6	94.5

Gross profit	5.5	5.5	5.4	5.5
Operating expenses:
Selling, general and administrative	4.3	4.5	4.2	4.5
Reorganization costs	0.0	(0.0)	0.1	(0.0)

Income from operations	1.2	1.0	1.1	1.0
Other expense (income), net	0.3	0.1	0.2	0.2

Income before income taxes	0.9	0.9	0.9	0.8
Provision for income taxes	0.2	(0.4)	0.2	0.0

Net income	0.7%	1.3%	0.7%	0.8%

Results of Operations for the Thirteen Weeks Ended October 1, 2005 Compared to Thirteen Weeks Ended October 2, 2004
     Our consolidated net sales increased 15.7% to $6.96 billion for the thirteen weeks ended October 1, 2005, or third quarter of 2005, from $6.02 billion for the thirteen weeks ended October 2, 2004, or third quarter of 2004. The increase in net sales was primarily attributable to the additional revenue from the Tech Pacific acquisition and improving demand environment for IT products and services in most economies worldwide.
     Net sales from our North American operations increased 1.1% to $3.09 billion in the third quarter of 2005 from $3.05 billion in the third quarter of 2004. The relatively flat net sales in North America reflects a relatively strong third quarter in 2004 brought about by Microsoft upgrade renewals and Hewlett Packard’s system migration, which redirected additional sales to us. Net sales from our European operations increased 10.0% to $2.34 billion in the third quarter of 2005 from $2.13 billion in the third quarter of 2004, primarily due to improved demand for IT products and services in most markets in Europe as well as share gains in certain markets. Net sales from our Asia-Pacific operations increased 112.0% to $1.21 billion in the third quarter of 2005 from $0.6 billion in the third quarter of 2004, primarily reflecting the addition of Tech Pacific. We continue to focus on profitable growth in our Asia-Pacific region and will make changes to business processes, add or delete products or customers, and implement other changes in the region. As a result, revenue growth rates and profitability in this emerging region may fluctuate significantly from quarter to quarter. Net sales from our Latin American operations increased by 21.1% to $323 million in the third quarter of 2005 from $267 million in the third quarter of 2004, reflecting the region’s improved demand environment and the strengthening of currencies in certain Latin American markets.
     Despite the continued competitive environments in North America and Europe, as well as economic softness in certain countries in Europe, our gross margin remained relatively flat at 5.5% in the third quarters of 2005 and 2004. This reflects the results of our ongoing product and geographic diversification strategy, as well as improvements in our Asia-Pacific and Latin America businesses, partially offset by competitive pricing pressures in North America and Europe. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

Management’s Discussion and Analysis Continued
     Total SG&A expenses increased 9.1% to $296.9 million in the third quarter of 2005 from $272.1 million in the third quarter of 2004. The increase in SG&A expenses was primarily attributable to the addition of Tech Pacific, as well as AVAD, major-program and integration costs incurred of approximately $5.2 million ($4.0 million in North America related to our outsourcing and optimization plan and $1.2 million in Asia-Pacific for acquisition-related integration costs (see Note 5 to our consolidated financial statements)), partially offset by our continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.3% in the third quarter of 2005 compared to 4.5% in the third quarter of 2004, despite higher major-program and integration costs, primarily due to economies of scale from a higher level of revenue and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the third quarter of 2005, we incurred reorganization costs of $2.0 million consisting of a charge of $2.9 million ($1.6 million in North America and $1.3 million in Asia-Pacific) for detailed actions taken during the quarter and a net credit of $0.9 million for detailed actions taken in previous quarters primarily in North America. The credit balance of reorganization costs of $2.7 million ($2.6 million in North America and $0.1 million in Europe) for the third quarter of 2004 represents benefits related to previous actions for the favorable resolutions of lease termination costs (see Note 5 to our consolidated financial statements).
     Income from operations as a percentage of net sales, or operating margin, increased to 1.2% in the third quarter of 2005 compared to 1.0% in the third quarter of 2004, as a result of the increase in net sales and improvements in operating expenses as a percentage of net sales, both of which are discussed above. Our North American operating margin increased to 1.4% in the third quarter of 2005 from 1.3% in the third quarter of 2004, reflecting the economies of scale from the higher volume of business, broad set of margin initiatives and ongoing costs containment, partially offset by competitive pressures on pricing and reorganization and major-program costs incurred. Reorganization and other major-program costs were approximately 0.2% of North America net sales in the third quarter of 2005 compared to a net benefit of approximately 0.1% in the third quarter of 2004. Our European operating margin increased to 0.9% in the third quarter of 2005 from 0.8% in the third quarter of 2004, as a result of the increase in net sales and decrease in operating expenses due to cost control measures, both of which are discussed above. Our Asia-Pacific operating margin increased to 1.1% in the third quarter of 2005 from 0.2% in the third quarter of 2004, reflecting the economies of scale from the higher volume of business as a result of the Tech Pacific acquisition and benefits from the successful integration of Tech Pacific, partially offset by the integration costs incurred (approximately 0.2% of Asia-Pacific net sales). Our Latin American operating margin increased to 1.3% in the third quarter of 2005 from 1.2% in the third quarter of 2004, reflecting continued strengthening of our business processes in the region. We continue to implement process improvements and other changes to improve profitability over the long-term. However, as a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, loss on redemption of senior subordinated notes and related termination of interest-rate swap agreements, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $20.7 million in the third quarter of 2005 compared to $5.3 million in the third quarter of 2004. The third quarter of 2005 included a loss of $8.4 million on the redemption of the senior subordinated notes and related interest-rate swap agreements while the third quarter of 2004 included a foreign-exchange gain of $4.3 million on the forward currency exchange contract related to the Australian dollar-denominated purchase of Tech Pacific. The remaining increase primarily reflects increased net debt levels primarily associated with the acquisitions of Tech Pacific and AVAD as well as higher interest rates, partially offset by a foreign-exchange gain of approximately $1.4 million primarily arising from the revaluation of the Chinese currency in July 2005 and a decrease in losses on sales receivables under our accounts receivable-based financing facilities.

Management’s Discussion and Analysis Continued
     Provision for income taxes was $13.9 million, or an effective tax rate of 22%, in the third quarter of 2005 compared to a benefit from income taxes of $22.4 million, or an effective tax benefit rate of 41%, in the third quarter of 2004. The third quarter of 2004 included a benefit of $40.0 million for the favorable resolution of previously accrued income taxes related to the gains realized on the sale of SOFTBANK Corp., or Softbank, common stock (see Note 8 to our consolidated financial statements). The remaining difference in the 2005 effective tax rate reflects the cumulative benefit of adjusting our estimated annual effective tax rate to 29% from the estimated tax rate of 31% used in the first six months of the year, as well as other discrete net benefits. The change in the estimated annual effective tax rate reflects our ongoing tax strategies as well as our estimate of the geographic mix of income.
Results of Operations for the Thirty-nine weeks Ended October 1, 2005 Compared to Thirty-nine Weeks Ended October 2, 2004
     Our consolidated net sales increased 15.8% to $20.85 billion for the thirty-nine weeks ended October 1, 2005, or first nine months of 2005, from $18.01 billion for the thirty-nine weeks ended October 2, 2004, or first nine months of 2004. Net sales from our North American operations increased 3.6% to $8.94 billion in the first nine months of 2005 from $8.64 billion in the first nine months of 2004. Net sales from our European operations increased 8.2% to $7.41 billion in the first nine months of 2005 from $6.85 billion in the first nine months of 2004 (the appreciation of European currencies compared to the U.S. dollar contributed approximately three percentage points of the increase). Net sales from our Asia-Pacific operations increased 104.7% to $3.59 billion in the first nine months of 2005 from $1.76 billion in the first nine months of 2004. Net sales from our Latin America operations increased 17.8% to $904 million in the first nine months of 2005 from $767 million in the first nine months of 2004. The reasons for the year-over-year changes in our net sales on a worldwide basis, and individually by region, are similar to those factors discussed in the third quarters of 2005 and 2004.
     Gross margin remained relatively stable at 5.4% in the first nine months of 2005 compared to 5.5% in the first nine months of 2004, reflecting the same factors discussed in the third quarters of 2005 and 2004.
     Total SG&A expenses increased 9.5% to $887.4 million in the first nine months of 2005 from $810.3 million in the first nine months of 2004. The increase in SG&A expenses was primarily attributable to the addition of Tech Pacific, major-program and integration costs incurred of approximately $20.1 million ($14.7 million in North America related to our outsourcing and optimization plan and $5.4 million in Asia-Pacific for acquisition-related integration costs), partially offset by our continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.2% in the first nine months of 2005 compared to 4.5% in the first nine months of 2004, despite higher major-program and integration costs, primarily due to economies of scale from a higher level of revenue and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the first nine months of 2005, we incurred reorganization costs of $11.0 million, primarily consisting of a net charge of $6.3 million in North America and $4.7 million in Asia-Pacific. For the first nine months of 2004, we incurred a net credit adjustment to reorganization costs of $2.5 million consisting of net credits of $2.8 million for adjustments to detailed actions taken in previous quarters and a charge of $0.3 million relating to employee termination benefits for 30 employees in Asia-Pacific (see Note 5 to our consolidated financial statements).

Management’s Discussion and Analysis Continued
     Operating margin increased to 1.1% in the first nine months of 2005 from 1.0% in the first nine months of 2004. Our North American operating margin remained relatively flat at 1.1% in the first nine months of 2005 and 2004. Our European operating margin increased to 1.2% in the first nine months of 2005 compared to 1.0% in the first nine months of 2004. Our Asia-Pacific operating margin was 0.9% in the first nine months of 2005 compared to 0.1% in the first nine months of 2004. Our Latin American income from operations as a percentage of net sales increased to 1.2% in the first nine months of 2005 from 1.0% in the first nine months of 2004. The changes in operating margin for the first nine months of 2005 compared to the first nine months of 2004 on a worldwide basis and by region are largely attributable to the same factors as discussed in the third quarters of 2005 and 2004.
     Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable-based facilities, loss on redemption of senior subordinated notes and termination of related interest-rate swap agreements, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $49.4 million in the first nine months of 2005 compared to $26.5 million in the first nine months of 2004. The increase in net other expenses is primarily attributable to the same factors discussed in the third quarters of 2005 and 2004.
     Provision for income taxes was $48.5 million, or an effective tax rate of 27%, in the first nine months of 2005 compared to $7.4 million, or an effective tax rate of 5%, in the first nine months of 2004. The first nine months of 2005 and 2004 included a benefit of $2.2 million and $40.0 million, respectively, for the favorable resolution of previously accrued income taxes related to the gains realized on the sale of Softbank common stock (see Note 8 to our consolidated financial statements). The remaining change in the 2005 effective tax rate compared to 2004 primarily reflects our ongoing tax strategies as well as our estimate of the geographic mix of income.
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

Management’s Discussion and Analysis Continued
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first nine months of 2005 and 2004.
     Our cash and cash equivalents totaled $429.2 million and $398.4 million at October 1, 2005 and January 1, 2005, respectively.
     Net cash provided by operating activities was $99.7 million for the first nine months of 2005 compared to $641.9 million for the first nine months of 2004. The net cash provided by operating activities for the first nine months of 2005 principally reflects our earnings and reductions of accounts receivable, inventory and other current assets, partially offset by decreases in our accrued expenses and accounts payable. The reduction of accrued expenses and other current assets primarily relates to the settlement of a currency interest-rate swap and payments of variable compensation. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonally lower sales in the third quarter of 2005. The net cash provided by operating activities for the first nine months of 2004 was primarily due to earnings as well as decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. These reductions reflect the seasonally lower volume of business in the third quarter of 2004 as well as our strong working capital management. We believe the working capital levels achieved in the third quarter of 2004 were at the low end of our sustainable range.
     Net cash used by investing activities was $168.5 million for the first nine months of 2005 compared to $34.8 million for the first nine months of 2004. The net cash used by investing activities for the first nine months of 2005 was primarily due to our business acquisitions of $141.2 million and capital expenditures while the first nine months of 2004 was primarily due to capital expenditures.
     Net cash provided by financing activities was $122.5 million for the first nine months of 2005 compared to net cash used by financing activities of $67.5 million for the first nine months of 2004. The net cash provided by financing activities for the first nine months of 2005 primarily reflects the net proceeds from our debt facilities of $355.8 million and proceeds from exercise of stock options, partially offset by the redemption of our senior subordinated notes of $205.8 million and a decrease in our book overdrafts. The net cash used by financing activities for the first nine months of 2004 primarily reflects a decrease in our book overdrafts and net repayments of our debt facilities, partially offset by the proceeds received from the exercise of stock options.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     On-Balance Sheet Capital Resources
     On July 29, 2004, we entered into a revolving accounts receivable-based financing program in the U.S., which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at October 1, 2005. This facility expires on March 31, 2008. At October 1, 2005 and January 1, 2005, we had borrowings of $299.0 million and $0, respectively, under our revolving accounts receivable-based financing program.
     At October 1, 2005, we have a trade accounts receivable-based financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150 million Canadian dollars, or approximately $129 million. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At October 1, 2005 and January 1, 2005, we had borrowings of $55.9 million and $0, respectively, under this trade accounts receivable-based financing program.

Management’s Discussion and Analysis Continued
     In June 2002, we entered into a European revolving trade accounts receivable backed-financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107 million, or approximately $129 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. On July 1, 2005, we extended this facility under the same terms and conditions for another two years. In January 2004, we entered into another three-year European revolving trade accounts receivable-backed financing facility supported by the trade accounts receivable of another subsidiary in Europe for Euro 230 million, or approximately $277 million, with the same financial institution and related issuer of third-party commercial paper. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At October 1, 2005 and January 1, 2005, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities.
     In November 2004, we assumed from Tech Pacific a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 250 million Australian dollars, or approximately $191 million, with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. This facility has no fixed repayment terms prior to maturity. At October 1, 2005 and January 1, 2005, we had borrowings of $131.4 million and $132.3 million, respectively, under this facility.
     Our ability to access financing under our North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At October 1, 2005, our actual aggregate available capacity under these programs was approximately $1.15 billion based on eligible accounts receivable outstanding, of which approximately $486 million was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the August 2003 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We also assumed from Tech Pacific in November 2004, a multi-currency secured revolving loan facility, or assumed facility, of 80 million Australian dollars, or approximately $61 million. The interest rate is dependent upon the currency in which the drawing is made, and is determined based on the short-term bank indicator rate for such currency. The assumed facility is secured through the issuance of a standby letter of credit for the same amount in favor of the lender, and which assumed facility terminates on December 12, 2005. At October 1, 2005 and January 1, 2005, we had no borrowings under this facility. The assumed facility can also be used to support letters of credit. At October 1, 2005 and January 1, 2005, letters of credit totaling approximately $6.0 million and $24.1 million, respectively, were issued to certain financial institutions to support banking lines for certain subsidiaries, or local borrowings from banks made available to certain of our subsidiaries in the Asia-Pacific region. The issuance of these letters of credit reduces our available capacity under the assumed facility by the same amount.
     Effective July 29, 2005, we terminated our $150 million revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in December 2005. On the same day, we entered into a new three-year $175 million revolving senior unsecured credit facility with a new bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At October 1, 2005 and January 1, 2005, we had no borrowings under the current and the former credit facility, respectively. The current and the former credit facility can also be used to support letters of credit. At October 1, 2005 and January 1, 2005, letters of credit totaling approximately $17.1 million and $24.3 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The Company’s available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.

Management’s Discussion and Analysis Continued
     On August 16, 2001, we sold $200 million of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million, net of issuance costs of approximately $3.7 million. Interest on the notes is payable semi-annually in arrears on each February 15 and August 15. On the same date, we also entered into interest-rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. At January 1, 2005, the marked-to-market value of the interest-rate swap amounted to $14.5 million and was recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $213.9 million at January 1, 2005.
     On August 15, 2005, we redeemed all of our outstanding $200 million of 9.875% senior subordinated notes due 2008 in accordance with the terms of our indenture. The notes were redeemed at a redemption price of 104.938% of the principal amount of each note, plus accrued but unpaid interest. Concurrently with the redemption of the notes, we terminated our position under the interest-rate swap agreements. These actions resulted in an aggregate loss of approximately $8.4 million consisting of a loss of $9.9 million on the redemption of the senior subordinated notes and $2.6 million on the write-off of the remaining unamortized debt issuance and discount costs; partially offset by the gains of $4.1 million on the settlement of the interest-rate swap agreements. The redemption of the notes was financed through our existing borrowing capacity and cash.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $550 million at October 1, 2005. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At October 1, 2005 and January 1, 2005, we had approximately $169.0 million and $168.6 million, respectively, outstanding under these facilities. At October 1, 2005 and January 1, 2005, letters of credit totaling approximately $47.5 million and $30.5 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.0% and 5.0% per annum at October 1, 2005 and January 1, 2005, respectively.
     Off-Balance Sheet Capital Resources
     We have a revolving trade accounts receivable-based factoring facility in Europe, which provides up to approximately $214 million of additional financing capacity. This facility expires in December 2007. At October 1, 2005 and January 1, 2005, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At October 1, 2005, our actual aggregate available capacity under this program, based on eligible accounts receivable outstanding, was approximately $181 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the European accounts receivable financing program.
     Covenant Compliance
     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At October 1, 2005, we were in compliance with all covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors discussed above.
Other Matters
     See Note 8 to our consolidated financial statements and “Item 1. Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures not to exceed $50 million in fiscal 2005.

Management’s Discussion and Analysis Continued
Cautionary Statements for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     The matters in this Form 10-Q that are forward-looking statements, including, but not limited to, statements about competition, revenues, margins, expenses and other operating results or ratios, operating efficiencies, profitability, economic conditions, costs savings, restructuring, integration or major-program costs, effective income tax rates, capital expenditures, liquidity and exchange rate fluctuations, are based on our current expectations that involve certain risks, which if realized, in whole or in part, could have a material adverse effect on our business, financial condition and results of operations, including, without limitation:
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

Management’s Discussion and Analysis Continued
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for third quarter ended October 1, 2005 from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 1, 2005.
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

Part II. Other Information
Item 1. Legal Proceedings
     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 30.0 million Brazilian reais, including interest and penalties computed through October 1, 2005, or approximately $13.5 million at October 1, 2005, alleging these commercial taxes were not properly remitted for the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses related to this matter. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our results of operations or cash flows.
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

November 7, 2005

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX