Form 10-K
period 2005-12-31
INGRAM MICRO INC
filed 2006-03-14
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
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
Par Value $.01 Per Share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer     ☑          Accelerated Filer     ☐          Non-accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 2, 2005, was $2,397,666,841 based on the closing sale price on such date of $15.59 per share.
      The registrant had 164,134,345 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 24, 2006.
      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareowners to be held May 31, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1.	BUSINESS
      The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; cost synergies; economic conditions; cost savings; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors.” We disclaim any duty to update any forward-looking statements.
Introduction
      Ingram Micro, a Fortune 100 company, is the largest global information technology (“IT”) wholesale distributor, providing sales, marketing, and logistics services for the IT industry worldwide. Ingram Micro provides a vital link in the IT supply chain by generating demand and developing markets for our technology partners. We create value in the IT market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions comprised of both products and services, offering credit facilities, and providing efficient fulfillment of IT products and services. With a broad range of products and an array of services, we create operating efficiencies for our partners around the world.
History
      We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth over the past twenty years, Ingram Micro’s global footprint has been expanded and strengthened in North America, Europe, Asia-Pacific, and Latin America. Our most recent expansion activities include: the July 2005 purchase of certain assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the United States; the November 2004 acquisition of all of the outstanding shares of Techpac Holdings Limited (“Tech Pacific”), one of Asia-Pacific’s largest technology distributors; and the July 2004 acquisition of certain assets of U.S.-based Nimax Inc. (“Nimax”), providing immediate entry into the value-added distribution of automatic identification and data capture (“AIDC”) and point of sale (“POS”) solutions.
Industry
      The worldwide IT products and services distribution industry generally consists of two types of business: traditional distribution business and the emerging fee-based supply chain services business. Within the traditional distribution model, the distributor buys, holds title to, and sells products and/or services to resellers who, in turn, typically sell directly to end-users, or other resellers. Hardware manufacturers and software publishers, which we collectively call suppliers or vendors, sell directly to distributors, resellers and end-users. While some vendors have elected to pursue direct sales strategies for particular customer and product segments, we believe that suppliers continue to embrace traditional distributors that have a global presence and are able to deliver products to market in an efficient manner. The large number of resellers worldwide makes it cost effective for suppliers to rely on IT distribution channels to serve this diverse customer base. Resellers in the traditional distribution model depend on distributors for a number of services, including product availability, marketing, credit, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, allows end-users to directly access distributors’ inventory data. These services allow resellers to reduce their inventory, staffing levels, and backroom requirements, thereby streamlining their financial investment and reducing their costs. End-users are increasingly looking for broad IT solutions incorporating multiple hardware and software products as well as consulting and implementation services. As resellers adjust their business models from selling products to selling solutions, they rely on distributors to help them combine products with services to complete the solutions they offer to their customers. Those distributors that work with resellers to offer enhanced value-added solutions and services customized to the needs of their specific customer base are better able to succeed in this environment.

      Fee-based supply chain services encompass the materials management functions of the supply chain, taking a product from the point of concept through delivery to the customer. As demand for supply chain services grows, distributors will seek new opportunities to provide such services within and outside of the IT sector to complement their traditional distribution business. Vendors choosing to sell direct can present opportunities for distribution. As such, distributors can offer logistics, fulfillment, and marketing services, as well as provide third-party products to suppliers in a fee-based supply chain services model. Other suppliers are pursuing strategies to outsource functions such as logistics, order management, and technical support to supply chain partners as they look to minimize costs and investments in distribution center assets and focus on their core competencies in manufacturing, product development, and/or marketing. Suppliers also outsource these functions to enhance their responsiveness in the supply chain, reduce their inventory carrying costs, and better respond to customer demand. Resellers provide opportunities, as well. Retailers and Internet resellers are seeking fulfillment services, inventory management, reverse logistics, and other supply chain services that do not necessarily require a traditional distribution model. In summary, distributors continue to evolve their business models to meet customers’ needs (both suppliers and resellers) through provision of fee-for-services programs while maintaining an efficient and low-cost means of delivery for technology hardware, software, and services.
Company Strengths
      We believe that the current IT industry environment generally favors large, financially sound distributors that have large product portfolios, economies of scale, strong business partner relationships and wide geographic reach. We believe that the following strengths enable us to further enhance our leadership position in the IT distribution industry and generate sustainable, profitable growth.

•	Global Market Reach. We are the largest IT distributor in the world, by net sales, and believe that we are the market share leader, by net sales, in North America, Asia-Pacific, and Latin America and a strong number two in Europe. Ingram Micro is the only global full-line distributor with operations in the Asia-Pacific region. Our broad global footprint enables us to serve our resellers and suppliers with our extensive sales and distribution network while mitigating the risks inherent in individual markets.

We have local sales offices and/or Ingram Micro sales representatives in 34 countries, and sell our products and services to resellers in more than 140 countries. We have local sales offices and/or Ingram Micro sales representatives in North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Pakistan, Philippines, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and Peru). We have sales agents, parties who act on our behalf, or primary supplier relationships with independent third parties in Costa Rica, Dominican Republic, Ecuador, Guatemala, and Trinidad/ Tobago. Additionally, we serve markets where we do not have an in-country presence through our various sales offices, including our general telesales operations in various geographies.

As of December 31, 2005, we had 89 distribution centers worldwide. We offer our more than 1,300 suppliers access to a global customer base of over 160,000 resellers of various categories including value-added resellers (“VARs”), corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.” For a discussion of foreign exchange risks relating to our international operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

•	Business Diversification.

•	Products. In addition to our extensive market reach, our broad base of products allows us to better serve our customers as well as mitigate risk. Based on publicly available information, we believe we offer the largest breadth of products in the IT industry. We continuously focus on refreshing our business with new, high-potential products and services. Our recent entry into several adjacent product segments demonstrates this commitment. Our acquisition of certain assets of Nimax in 2004 established a foothold in the growing AIDC/ POS solutions market. During 2005, we acquired certain assets of AVAD, which is the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the United States. The custom installer market represents one of the fastest growing and most profitable segments of consumer electronics (“CE”). To complement this effort, we are pursuing new relationships with CE manufacturers to bring new lines of converging technologies to solution providers, direct marketers, e-tailers, and retailers on a global basis. Recognizing the heightened demand for real-time, broadly available communications for consumers and businesses, we continue to focus on expansion of our global reach in the mobile convergence market.

•	Services. In addition to a broad range of products we offer through our traditional distribution model, we provide supply chain solutions tailored to accommodate the needs of both product manufacturers as well as online and traditional retail businesses who are focused on increasing supply chain efficiencies, lowering overhead costs, and maximizing profits. We help our supply chain clients deliver products to key customers and new markets on a fee-for-service basis, leveraging over 20 years of experience in our core distribution activities. Services vary depending on customer requirements and can include end-to-end order management and fulfillment, warehousing and storage, reverse logistics, transportation management, and customer care.

•	Customers. Our focus on diversification extends to the wide-ranging customers we serve. In each of our regions we sell to a diverse group of customer segments. We try to limit exposure to the impact of business fluctuations by maintaining a balance in the customer types we serve. This diversification strategy has been enhanced with our additional focus on AIDC/ POS, CE, and mobility products, which offer new customer segments for our products. We target market segments that provide growth opportunities for existing customers and vendors. The small-to-medium sized business (“SMB”) customer segment is generally one of the largest segments of the IT market in terms of revenue, and typically provides higher gross margins for distributors. SMB customers tend to upgrade or add systems often and employ VARs and other service providers for technology solutions in lieu of using an in-house IT staff. The needs of SMB resellers in serving the highly fragmented SMB end-user market are well addressed by our distribution model. Our programs and services are geared to add value to VARs in a number of ways. We serve VARs with a complete “go-to-market” approach to a VAR’s business, including sales, marketing and technical support, with special focus on the integration of field engineers, training, solutions development, as well as expanding their end-user reach. We also continue to develop solutions and services for our broad base of government and education resellers.

•	Strong Working Capital Management and Financial Position. We have consistently demonstrated strong working capital management in both positive and difficult economic conditions. In particular, we have maintained a strong focus on optimizing our investment in inventory, while preserving customer fill rates and service levels. We significantly reduced our inventory days on hand, and have maintained a stable range for five years as a result of our focused and sustainable initiatives towards minimizing excess and obsolete goods while improving buying patterns on our product flow. Furthermore, we continue to manage our accounts receivable generally through collections, credit limit setting, customer terms and process efficiencies to minimize our working capital requirements. Our business process improvement programs have also resulted in improving profitability and higher returns on invested capital, while providing us with a solid foundation for growth. Based on the strength of our consolidated balance sheet and improving profit trends, we also believe that we are well positioned to support our growth initiatives in our core business and invest in incremental profitable growth opportunities. Finally, we believe our solid financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•	Competitive Differentiation through Superior Execution. We are committed to enhancing customer loyalty and share of business by continually strengthening our value proposition. Through our understanding and fulfillment of the needs of our reseller and supplier partners, we provide our customers with the supply chain tools they require to increase the efficiency of their operations, enabling them to minimize inventory levels, improve customer delivery, and enhance profitability. We provide business information to our customers, suppliers, and end-users by leveraging our information systems. We give resellers, and in some cases their customers, real-time access to our product inventory data. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand. This information flow enables our superior execution and our ability to provide favorable order fill rates to our customers around the world while optimizing our investment in working capital.

Our commitment to outperform our peers in all geographies through superior execution and a customer-centric focus has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro during 2005. In the United States, we were named the Best Performing Distributor in Performance, Logistics and Products by Computer Reseller News’ most recent “Sourcing Study — Top 50 Preferred Sources.” Trade magazines in other regions have also awarded many of our regional operations with a variety of honors. For example, Ingram Micro Germany was named in the top ten of “Germany’s Best Employers” within the 501-5000 associates segment by Capital magazine and won seven of eight categories in the “Channel Champion Study,” by Computer Partner. Computer Reseller News Brazil recognized our Brazilian operation as Preferred Distributor in twenty-eight categories. Our vendors have recognized our efforts, as well. For example, for the third year in a row, IBM’s Personal Computing Division recognized Ingram Micro for being its top distribution partner for the Americas and for achieving the leading market share position in the United States at the annual IBM Partnerworld conference in March 2005. Concurrently, Tech Pacific Ltd., acquired by Ingram Micro in November 2004, was recognized with an IBM Beacon award for the company’s success in delivering the right IBM products, solutions and services to the Asia-Pacific marketplace and keeping customer satisfaction and value high.

•	Continuous Focus on Optimizing Productivity. We are constantly seeking ways to improve our operations by enhancing our capabilities while reducing costs to provide an efficient flow of products and services. For example, during 2005, we launched an outsourcing and optimization plan to significantly improve operating efficiencies and realign and consolidate select business operations in North America. A key component of the plan is an outsourcing arrangement to create a more variable cost structure by outsourcing transaction-oriented service and support functions to lower-cost geographies outside North America and realigning and consolidating key customer-facing teams for a closer working relationship within Ingram Micro’s North America locations.

We leverage our IT systems and warehouse locations to support custom shipment requirements, and by optimizing delivery methodologies, we deliver faster, while reducing shipping costs. We remain focused on ensuring that our catalog includes the products most desired by our customers, optimizing inventory management, realizing higher margin opportunities, and developing merchandising and pricing strategies that produce enhanced business results. We continue to drive productivity gains through employing the Six Sigma methodology globally.
Customers
      Our reseller customers are distinguished by the end-user market they serve, such as large corporate accounts, mid-market, SMBs, or home users, and by the level of value they add to the basic products they sell. They include VARs, corporate resellers, systems integrators, direct marketers, Internet-based resellers, independent dealers, reseller purchasing associations, PC assemblers, and CE retailers. Many of our reseller customers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services.
      We conduct business with most of the leading resellers of IT products and services around the world. Our recent entry into the AIDC/ POS market and expansion in the CE market have generated opportunities to expand sales in our current customer reseller base, as well as add new reseller customers. In most cases, we have resale contracts with our reseller customers that are terminable at will after a reasonable notice period with no minimum purchase requirements. We also have specific agreements in place with certain manufacturers and resellers to provide supply chain management services such as order management, logistics management, configuration management, and procurement management services. In cases where we do have contracts, either party without cause can terminate them on reasonable notice. The service offerings we provide to our customers are discussed further below under “Services.” Our business is not substantially dependent on any of these distribution or supply chain services contracts.
Sales and Marketing
      We employ sales representatives worldwide who assist resellers with product and solution specifications, system configuration, new product/service introductions, pricing, and availability.
      Our product management and marketing groups also promote our sales growth, create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. For example, our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organizations, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events.
Products
      We distribute and market hundreds of thousands of IT products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, and software publishers worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. On a worldwide basis, our revenue mix by product category has remained relatively stable over the past several years, although it may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges:

•	Networking: 10-15%

•	Software: 15-20%

•	Systems: 24-29%

•	Peripherals and Other: 40-45%
      Networking. Our networking category includes networking hardware, communication products and network security. Networking hardware includes switches, hubs, routers, wireless local area networks, wireless wide area networks, network interface cards, cellular data cards, network-attached storage and storage area networks. Communication products incorporate Voice Over Internet Protocol communications, modems, phone systems and video/audio conferencing. Network security hardware includes firewalls, Virtual Private Networks, intrusion detection, and authentication devices and appliances.
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
      Peripherals and Others. We offer a variety of peripherals products, including printers, scanners, displays, projectors, monitors, panels, mass storage, and tape. We also include other products and services in this category, including components (processors, motherboards, hard drives, and memory), supplies and accessories (ink and toner supplies, paper, carrying cases, and anti-glare screens), CE products (cell phones, digital cameras, digital video disc players, game consoles, and televisions), and services (such as installation services, professional services, service provider and carrier services, warranties and support, configuration and assembly, packaged services, and mobile communication services).
Services
      We offer fee-based supply chain services to suppliers and customers desiring to outsource specific supply chain functions through our Ingram Micro Logistics division in North America and existing business units in other regions. We collect membership and usage fees from members of our North American-based VentureTech Network (a group of 500 SMB-focused resellers) and Ingram Micro Services Network (a professional and technical services platform for 725 VARs). Other services from which we generate revenues include marketing services, market research, and business intelligence services, among others.
      Although services represent one of the initiatives of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.
Suppliers
      Our worldwide suppliers include leading computer hardware suppliers, networking equipment suppliers, and software publishers such as Acer; Adobe; Advanced Micro Devices Inc.; Canon USA, Inc.; Computer Associates; Epson; Hewlett-Packard; IBM; InFocus; Intel; Juniper Networks; Kingston Technology; Lenovo; Lexmark; Maxtor; Microsoft; NEC Display Solutions; Palm; Philips; Samsung; Seagate; Symantec; Toshiba; ViewSonic Corporation; Western Digital; and Xerox. We sell products purchased from many vendors, but generated approximately 23%, 22%, and 24% of our net sales in fiscal years 2005, 2004 and 2003, respectively, from products purchased from Hewlett-Packard. There were no other vendors that represented 10% or more of our net sales in each of the last three years.
      Our suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our customers. We do not independently warrant the products we distribute; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). We do warrant services, products that we build-to-order from components purchased from other sources, and own branded products. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.
      We have written distribution agreements with many of our suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute the products. The agreements also are generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. For those agreements where inventory returns upon termination are not required, in practice many suppliers will elect to repurchase the inventory while other suppliers will either assist with liquidation or resale of the inventory.
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
      We compete in North America against full-line distributors such as Tech Data and Synnex Corporation as well as specialty distributors in different product areas, such as eSys, ScanSource and D&H Distributing. A more fragmented distribution channel characterizes markets outside North America, which represent over half of the IT industry’s sales; however, consolidation has taken place in these markets, as well. We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.
      We compete internationally with a variety of national and regional distributors. The European distribution landscape is highly fragmented, with market share spread among many regional and local competitors such as Actebis and Esprinet, and international distributors such as eSys, Tech Data, and Westcon/ Comstor. In the Asia-Pacific market, we face competition from global, regional, and local competitors including Arrow, Avnet, Digital China, ECS, eSys, and Synnex Technology International. In Latin America, we compete with international and local distributors such as Tech Data, Intcomex, Synnex Corporation and Bell Microproducts.
      The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner to these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, can become competitors for us. As some manufacturer and reseller customers move their back-room operations to distribution partners, outsourcing and value-added services may be areas of opportunity. Many of our suppliers and reseller customers are looking to outsourcing partners to perform back-room operations. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo, and UPS Supply Chain Solutions; electronic manufacturing services providers such as Solectron and Flextronics; and media companies such as Technicolor.
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

In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. In addition, we distribute a small amount of private label products for which price protection is not customarily contractually available, for which we do not normally enjoy return rights, and for which we bear certain increased risks. We manage these risks through pricing and continual monitoring of existing inventory levels relative to customer demand. On an ongoing basis, we reserve for excess and obsolete inventories and these reserves are appropriately utilized for liquidation of such inventories, reflecting our forecasts of future demand and market conditions.
      Inventory levels may vary from period to period, due, in part, to the addition of new suppliers or new lines with current suppliers and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our capital.
Trademarks and Service Marks
      We own or are the licensee of various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “VentureTech Network,” “Nimax,” and “AVAD.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.
Employees
      As of December 31, 2005, we employed approximately 13,000 associates (as measured on a full-time equivalent basis). Certain of our operations in Europe and Latin America are subject to syndicates, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We have a process for continuously measuring the status of associate success and responding to associate priorities. We believe that our relationships with our associates are generally good.
Available Information
      We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information.
      Financial and other information can also be accessed through our website at www.ingrammicro.com. There, we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY
      The following table lists the executive officers of Ingram Micro as of January 20, 2006.

Name	Age	Position

Gregory M.E. Spierkel	49	Chief Executive Officer
Kevin M. Murai	42	President and Chief Operating Officer
Keith W. F. Bradley	42	Executive Vice President and President, Ingram Micro North America
William D. Humes	41	Executive Vice President and Chief Financial Officer
Henri T. Koppen	63	Executive Vice President and President, Ingram Micro Europe
Alain Monié	55	Executive Vice President and President, Ingram Micro Asia-Pacific
Larry C. Boyd	53	Senior Vice President, Secretary and General Counsel
Alain Maquet	53	Senior Vice President and President, Ingram Micro Latin America
Karen E. Salem	44	Senior Vice President and Chief Information Officer
Matthew A. Sauer	58	Senior Vice President, Human Resources
Ria M. Carlson	44	Corporate Vice President, Strategy and Communications
James F. Ricketts	58	Corporate Vice President and Treasurer
      Gregory M.E. Spierkel. Mr. Spierkel, age 49, has been our chief executive officer since June 2005. He previously served as president from March 2004 to June 2005, as executive vice president and president of Ingram Micro Europe from June 1999 to March 2004, and as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to joining Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996.
      Kevin M. Murai. Mr. Murai, age 42, has been our president and chief operating officer since June 2005. He previously served as our president from March 2004 to June 2005, as executive vice president and president of Ingram Micro North America from January 2002 to March 2004, as executive vice president and president of Ingram Micro U.S. from January 2000 to December 2001, as senior vice president and president of Ingram Micro Canada from December 1997 to January 2000, and vice president of operations for Ingram Micro Canada from January 1993 to December 1997.
      Keith W.F. Bradley. Mr. Bradley, age 42, has been our executive vice president and president of Ingram Micro North America since January 2005. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the Company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with Price Waterhouse in the United Kingdom, United Arab Emirates and the United States.
      William D. Humes. Mr. Humes, age 41, has been our executive vice president and chief financial officer since April 2005. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers.

      Henri T. Koppen. Mr. Koppen, age 63, has been our executive vice president and president of Ingram Micro Europe since March 2004. Mr. Koppen served as our executive vice president from January 2004 to March 2004, as executive vice president and president of Ingram Micro Asia-Pacific from February 2002 to December 2003, and served as senior vice president and president of Ingram Micro Asia-Pacific, from March 2000 through January 2002. He previously served as senior vice president and president of Ingram Micro Latin America from January 1998 to March 2000. Prior to joining Ingram Micro, Mr. Koppen served as president, Latin America, for General Electric Capital IT Solutions, a systems integrator/reseller company, from July 1996 to December 1997 and vice president, Latin America, for Ameridata Global Inc., a systems integrator/reseller company, from May 1995 to July 1996.
      Alain Monié. Mr. Monié, age 55, has been our executive vice president and president of Ingram Micro Asia-Pacific since January 2004. He joined Ingram Micro as executive vice president in January 2003. Previously, Mr. Monié was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monié also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié was elected to the Board of Directors of Jones Lang LaSalle Incorporated in October 2005.
      Larry C. Boyd. Mr. Boyd, age 53, has been our senior vice president, secretary and general counsel since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.
      Alain Maquet. Mr. Maquet, age 53, has been our senior vice president and president of Ingram Micro Latin America since March 2005. Mr. Maquet served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans 30 years, 23 of which are in the technology industry, and he co-started an IT distribution company before joining Ingram Micro.
      Karen E. Salem. Ms. Salem, age 44, has been our senior vice president and chief information officer since February 2005. Prior to joining Ingram Micro, Ms. Salem served as senior vice president and chief information officer of Winn-Dixie Stores, Inc., a grocery retailer from September 2002 to February 2005. Ms. Salem was previously senior vice president and chief information officer of Corning Cable Systems, a fiber optic cable/equipment manufacturer, from September 2000 to September 2002. From August 1999 to September 2000, Ms. Salem was chief information officer for AFC Enterprises, Inc., a company of four entities: Church’s Chicken and Biscuits, Popeye’s Chicken, Cinnabon and Seattle’s Best Coffee.
      Matthew A. Sauer. Mr. Sauer, age 58, has been our senior vice president of human resources since February 2003. He joined Ingram Micro in October 1996 as vice president of human resources and was promoted in September 1999 to corporate vice president of human resources strategies and processes.
      Ria M. Carlson. Ms. Carlson, age 44, has been our corporate vice president, strategy & communications, since April 2005. She previously served as vice president, investor relations & corporate communications from March 2001 through March 2005. Before joining Ingram Micro, Ms. Carlson served as vice president, communications and investor relations for Equity Marketing, Inc., an international toy and promotions company, from 1999-2001, vice president, public and investor relations for Sierra Health Services, Inc., from 1996-1999, and associate vice president, corporate communications for FHP International Corporation, a health care organization, from 1989 to 1996.
      James F. Ricketts. Mr. Ricketts, age 58, has been our corporate vice president and treasurer since April 1999. He joined Ingram Micro in September 1996 as vice president and treasurer. Prior to joining Ingram Micro, Mr. Ricketts served as treasurer of Sundstrand Corporation, a manufacturer of aerospace and related technology products, from February 1992 to September 1996.

ITEM 1A.	RISK FACTORS
CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE
HARBOR” PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). Ingram Micro desires to take advantage of the safe harbor provisions of the Act.
      Our Annual Report on Form 10-K for the year ended December 31, 2005, our quarterly reports on Form 10-Q, our current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act, including, but not limited to, management’s expectations for process improvement; competition; revenues, expenses and other operating results or ratios; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. Forward-looking statements also include any statement that may predict, forecast, indicate or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases.
      We disclaim any duty to update any forward-looking statements. In addition, our representatives participate from time to time in:

•	speeches and calls with market analysts,

•	conferences, meetings and calls with investors and potential investors in our securities, and

•	other meetings and conferences.
Some of the information presented in these calls, meetings and conferences may be forward-looking within the meaning of the Act.
      Our actual results could differ materially from those projected in forward-looking statements made by or on behalf of Ingram Micro. In this regard, from time to time, we have failed to meet consensus analyst earnings estimates. In future quarters, our operating results may be below the expectations of public market analysts or investors. The following factors (in addition to other possible factors not listed) could affect our actual results and cause these results to differ materially from past results or from the results contemplated in forward-looking statements made by us or on our behalf. Because of our narrow gross margins, the impact of the risk factors stated below may magnify the impact on our operating results and financial condition.
      We continue to experience intense competition across all markets for our products and services. Our competitors include regional, national, and international distributors, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future. In addition, when there is overcapacity in our industry, our competitors may reduce their prices in response to this overcapacity. We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a further reduction in our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses. We have also initiated and expect to continue to initiate other business activities and may face competition from companies with more experience and/or from new entries in those new markets. As we enter new business areas, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers or suppliers, which may negatively impact our sales or profitability.

      We have made and expect to continue to make investments in new business strategies and initiatives, including acquisitions, which could disrupt our business and have an adverse effect on our operating results. We have invested and may invest in the future in new business strategies or engage in acquisitions that complement our strategic direction. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; difficulty in the integration of new employees, business systems and technology; inability to adapt to challenges of a new market; exposure to new regulations; and issues not discovered in our due diligence process. These factors could adversely affect our operating results or financial condition.
      We operate a global business that exposes us to risks associated with international activities. We have local sales offices and/or sales representatives in over 30 countries, and sell our products and services to resellers in more than 140 countries. A large portion of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including trade protection laws, policies and measures; tariffs; export license requirements; economic and labor conditions; political or social unrest; economic instability or natural disasters in a specific country or region, such as hurricanes and tsunamis; environmental and trade protection measures and other regulatory requirements; health or similar issues such as the outbreak of the avian flu; tax laws (including U.S. taxes on foreign subsidiaries); difficulties in staffing and managing international operations; and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currency. We manage our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments. However, we may not be able to adequately mitigate all foreign currency related risks.
      We are dependent on a variety of information systems and a failure of these systems as well as infrastructure could disrupt our business and harm our reputation and net sales. We depend on a variety of information systems for our operations, particularly our centralized IMpulse information processing system, which supports operational functions that include inventory management, order processing, shipping, receiving, and accounting. At the core of IMpulse is on-line, real-time distribution software, which supports basic order entry and processing and customers’ shipments and returns. Although we have not in the past experienced material system-wide failures or downtime of IMpulse or any of our other information systems, we have experienced failures in IMpulse in certain specific geographies. Failures or significant downtime for IMpulse could prevent us from taking customer orders, printing product pick-lists, and/or shipping product. It could also prevent customers from accessing our price and product availability information. From time to time we may acquire other businesses having information systems and records, which may be converted and integrated into IMpulse or other Ingram Micro information systems. This can be a lengthy and expensive process that results in a material diversion of resources from other operations. In addition, because IMpulse is comprised of a number of legacy, internally developed applications, it can be harder to upgrade, and may not be adaptable to commercially available software. Particularly as our needs or technology in general evolve, we may experience greater than acceptable difficulty or cost in upgrading IMpulse, or we may be required to replace IMpulse entirely.
      We also rely on the Internet for a significant percentage of our orders and information exchanges with our customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. To date, our website has not experienced any material breakdowns, disruptions or breaches in security; however, we cannot assure that this will not occur in the future. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers or suppliers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information. This could cause us to lose business.
      We believe that customer information systems and product ordering and delivery systems, including Internet-based systems, are becoming increasingly important in the distribution of technology products and services. As a result, we are continually enhancing our customer information systems by adding new features, including on-line ordering through the Internet. However, we offer no assurance that competitors will not develop superior customer information systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all. Our inability to develop competitive customer information systems or upgrade our current systems could cause our business and market share to suffer.
      Terminations of a supply or services agreement or a significant change in supplier terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations. A significant percentage of our net sales relates to products sold to us by relatively few suppliers or publishers. As a result of such concentration risk, terminations of supply or services agreements or a significant change in the terms or conditions of sale from one or more of our partners could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, such as systems, limited price protection or return rights offered by suppliers may have a bearing on the amount of product we may be willing to stock. We expect restrictive supplier terms and conditions to continue in the foreseeable future. Our inability to pass through to our reseller customers the impact of these changes, as well as our failure to develop systems to manage ongoing supplier pass-through programs, could cause us to record inventory write-downs or other losses and could have a material negative impact on our gross margins.
      We receive purchase discounts and rebates from suppliers based on various factors, including sales or purchase volume and breadth of customers. These purchase discounts and rebates may affect gross margins. Many purchase discounts from suppliers are based on percentage increases in sales of products. Our operating results could be negatively impacted if these rebates or discounts are reduced or eliminated or if our vendors significantly increase the complexity of process and costs for us to receive such rebates.
      Our ability to obtain particular products or product lines in the required quantities and to fulfill customer orders on a timely basis is critical to our success. The IT industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. In addition, suppliers who currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, their own dealer networks, or directly to resellers or end-users. If suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or we cannot otherwise obtain particular products or a product line or suppliers substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers, our reputation, sales and profitability may suffer.
      Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates and operating margins and we may be required to pay additional tax assessments. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates and operating margins could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries in low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Any adverse outcome from these continuous examinations may have an adverse effect on our operating results and financial position.
      During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 30.6 million Brazilian reais, including interest and penalties computed through December 31, 2005, or approximately $13.1 million at December 31, 2005, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September

2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our consolidated results of operations or cash flows.
      We cannot predict what loss, if any, we might incur as a result of the SEC and U.S. Attorney’s inquiries we have received. We received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. We also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. On January 4, 2006, McAfee and the SEC made public the terms of a settlement they had reached with respect to McAfee. We continue to cooperate fully with the SEC and the Department of Justice in their inquiries. We are engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. We cannot predict with certainty the outcome of these discussions, nor their timing, nor can we reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to our consolidated results of operations or cash flows.
      We may incur material litigation, regulatory or operational costs or expenses, and may be frustrated in our marketing efforts, as a result of new environmental regulations or private intellectual property enforcement disputes. We may already operate in or expand into markets which could subject us to environmental laws that may have a material adverse effect on our business, including the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in California, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
      If a downturn in economic conditions for the IT industry were to occur and continue for a long period of time, it would likely have an adverse impact on our business. The IT industry in general, and the IT products and services distribution industry in particular, experienced a severe downturn in demand for fiscal 2000 through most of fiscal 2003. This downturn resulted in a decline in our net sales and gross profit and impacted financial results of many of our customers and vendors. If another downturn were to occur, we may experience significant operating losses, elevated levels of obsolete inventory, and larger bad debt losses. We may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.
      We have significant credit exposure to our reseller customers and negative trends in their businesses could cause us significant credit loss. As is customary in many industries, we extend credit to our reseller customers for a significant portion of our net sales. Resellers have a period of time, generally 30 to 60 days after date of invoice, to make payment. We are subject to the risk that our reseller customers will not pay for the products they have purchased. The risk that we may be unable to collect on receivables may increase if our reseller customers experience decreases in demand for their products and services or otherwise become less stable, due to adverse economic conditions. If there is a substantial deterioration in the collectibility of our receivables or if we cannot obtain credit insurance at reasonable rates, are unable to collect under existing credit insurance policies, or take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.
      We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. The IT products industry is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory in stock to decline substantially in value or to become obsolete. It is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or such suppliers’ price reductions. For example, we can receive a credit from some suppliers for products, based upon the terms and conditions with those suppliers, in the event of a supplier price reduction. In addition, we have a limited right to return to some suppliers a certain percentage of purchases. These policies are often not embodied in written agreements and are subject to the discretion of the suppliers. As a result, these policies do not protect us in all cases from declines in inventory value. We offer no assurance that our price protection will continue, that unforeseen new product developments will not materially adversely affect us, or that we will successfully manage our existing and future inventories.
      During an economic downturn, it is possible that prices will decline due to an oversupply of product, and therefore, there may be greater risk of declines in inventory value. If major suppliers decrease the availability of price protection to us, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. We expect the restrictive supplier terms and conditions to continue for the foreseeable future. We are also exposed to inventory risk to the extent that supplier protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us.
      Future terrorist or military actions could result in disruption to our operations or loss of assets in certain markets or globally. Future terrorist or military actions, in the U.S. or abroad, could result in destruction or seizure of assets or suspension or disruption of our operations. Additionally, such actions could affect the operations of our suppliers or customers, resulting in loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, and/or other disruptions in our business, which could negatively affect our operating results. We do not carry broad insurance covering such terrorist or military actions, and even if we were to seek such coverage, the cost would likely be prohibitive.
      Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes (but is not limited to) high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers, we are dependent in large part on our ability to retain the services of our key management, sales, IT, operational, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel, to meet our needs. Competition for qualified personnel is intense. In addition, we have recently reduced our personnel in various geographies and functions through our restructuring and outsourcing activities. These reductions could negatively impact our relationships with our workforce, or make hiring other employees more difficult. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. Additionally, changes in workforce, including government regulations, collective bargaining agreements or the availability of qualified personnel could disrupt operations or increase our operating cost structure.
      We face a variety of risks with outsourcing arrangements. We have outsourced various transaction-oriented service and support functions to a leading global business process outsource provider outside the United States. We have also previously outsourced a significant portion of our IT infrastructure function to a third-party provider. We may outsource additional functions to third-party providers. Our reliance on third-party providers to provide service to our customers and suppliers and for our IT infrastructure requirements to support our business could result in significant disruptions and costs to our operations, including damaging our relationships with our suppliers and customers, if these third-party providers do not meet their obligations to adequately maintain an appropriate level of service for the outsourced functions or fail to adequately support our IT infrastructure requirements. As a result of our outsourcing activities, it may also be more difficult to recruit and retain qualified employees for our business needs.
      Changes in our credit rating, or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions, but we still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. The capital we require may not be available on terms acceptable to us, or at all. Changes in our credit ratings, as well as macroeconomic factors such as fluctuations in interest rates or a general economic downturn, may restrict our ability to raise the necessary capital in adequate amounts or on terms acceptable to us, and the failure to do so could harm our ability to operate or expand our business.
      Rapid changes in the operating environment for IT distributors have placed significant strain on our business, and we offer no assurance that our ability to manage future adverse industry trends will be successful. Dynamic changes in the industry have resulted in new and increased responsibilities for management personnel and have placed and continue to place a significant strain upon our management, operating and financial systems, and other resources. This strain may result in disruptions to our business and decreased revenues and profitability. In addition, we may not be able to attract or retain sufficient personnel to manage our operations through such dynamic changes. Even with sufficient personnel we cannot assure our ability to successfully manage future adverse industry trends. Also crucial to our success in managing our operations will be our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale could harm our profitability.
      Changes in accounting rules could adversely affect our future operating results. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant adverse effect on our results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, FAS No. 123R. In April 2005, the SEC deferred the effective date of FAS 123R to years beginning after June 15, 2005. Therefore, FAS 123R will be effective for the company beginning its first quarter of fiscal 2006. FAS 123R as amended requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently expect the amount of share-based compensation expense included in operating expenses to be approximately $30 million in 2006.
      Our quarterly results have fluctuated significantly. Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter which affects our operating expenses and margins;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization efforts, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.
      These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results. We believe that you should not rely on period-to-period comparisons of our operating results as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.
      We are dependent on third-party shipping companies for the delivery of our products. We rely almost entirely on arrangements with third-party shipping companies for the delivery of our products. The termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from suppliers to us or products from us to our reseller customers or their end-user customers, could disrupt our business and harm our reputation and net sales.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales office and distribution network throughout North America, Europe, Latin America, and Asia-Pacific. As of December 31, 2005, we operated 89 distribution centers worldwide. Additionally, we serve markets where we do not have an in-country presence through various sales offices and representative offices, including those in Santa Ana, California; Buffalo, New York; Miami, Florida; Singapore; and certain countries in Europe.
      As of December 31, 2005, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which are our office/distribution facilities in Straubing, Germany and several AVAD locations in the United States.

ITEM 3.	LEGAL PROCEEDINGS
      During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 30.6 million Brazilian reais, including interest and penalties computed through December 31, 2005, or approximately $13.1 million at December 31, 2005, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our consolidated results of operations or cash flows.
      We received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. We also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. On January 4, 2006, McAfee and the SEC made public the terms of a settlement they had reached with respect to McAfee. We continue to cooperate fully with the SEC and the Department of Justice in their inquiries. We are engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. We cannot predict with certainty the outcome of these discussions, nor their timing, nor can we reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to our consolidated results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Common Stock. Our Common Stock is traded on the New York Stock Exchange under the symbol IM. The following table sets forth the high and low price per share, based on closing price, of our Common Stock for the periods indicated.

		High	Low

Fiscal Year 2005	First Quarter	$20.00	$16.30
	Second Quarter	17.41	14.66
	Third Quarter	18.65	15.43
	Fourth Quarter	20.00	17.30
Fiscal Year 2004	First Quarter	$19.55	$15.88
	Second Quarter	18.45	11.93
	Third Quarter	16.28	12.89
	Fourth Quarter	20.80	16.24
      As of January 27, 2006 there were 569 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.
      Dividend Policy. We have neither declared nor paid any dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain future earnings to finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of our debt facilities contain restrictions on the declaration and payment of dividends.

      Equity Compensation Plan Information. The following table provides information, as of December 31, 2005, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareowners and (ii) all compensation plans not previously approved by our shareowners.

	(a)	(b)	(c)

	Number	Weighted-Average	Number of Securities
	of Securities	Exercise	Remaining Available for
	to be Issued	Price of	Future Issuance under
	upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

Equity compensation plans approved by shareowners	30,558,305	$15.79	18,264,152
Equity compensation plans not approved by shareowners	None	None	None
TOTAL	30,558,305	$15.79	18,264,152

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
      The following table presents our selected consolidated financial data, which includes the results of operations of our acquisitions that have been combined with our results of operations beginning on their acquisition dates. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.
      Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to 2005, 2004, 2003, 2002, and 2001 represent the fiscal years ended December 31, 2005 (52 weeks), January 1, 2005 (52 weeks), January 3, 2004 (53 weeks), December 28, 2002 (52 weeks) and December 29, 2001 (52 weeks), respectively.

	2005	2004	2003	2002	2001

	(Dollars in 000s, except per share data)
Selected Operating Information
Net sales	$28,808,312	$25,462,071	$22,613,017	$22,459,265	$25,186,933
Gross profit	1,574,978	1,402,042	1,223,488	1,231,638	1,329,899
Income from operations(1)	362,186	283,367	156,193	50,208	92,930
Income before income taxes and cumulative effect of adoption of a new accounting standard(2)	301,937	263,276	115,794	8,998	11,691
Income before cumulative effect of adoption of a new accounting standard(3)	216,906	219,901	149,201	5,669	6,737
Net income (loss)(4)	216,906	219,901	149,201	(275,192)	6,737
Basic earnings per share — income before cumulative effect of adoption of a new accounting standard	1.35	1.41	0.99	0.04	0.05
Diluted earnings per share — income before cumulative effect of adoption of a new accounting standard	1.32	1.38	0.98	0.04	0.04
Basic earnings per share — net income (loss)	1.35	1.41	0.99	(1.83)	0.05
Diluted earnings per share — net income (loss)	1.32	1.38	0.98	(1.81)	0.04
Weighted average common shares outstanding:
Basic	160,262,465	155,451,251	151,220,639	150,211,973	147,511,408
Diluted	164,331,166	159,680,040	152,308,394	152,145,669	150,047,807
Selected Balance Sheet Information(5)
Cash and cash equivalents	$324,481	$398,423	$279,587	$387,513	$273,059
Total assets	7,034,990	6,926,737	5,474,162	5,144,354	5,302,007
Total debt(6)	604,867	514,832	368,255	365,946	458,107
Stockholders’ equity	2,438,598	2,240,810	1,872,949	1,635,989	1,867,298

(1)	Includes reorganization costs of $16,276 in 2005, credit adjustment to reorganization costs of $2,896 in 2004 for previous actions and reorganization costs of $21,570, $71,135, and $41,411 in 2003, 2002 and 2001, respectively, as well as other major-program costs of $22,935, $23,363 and $43,944 in 2005, 2003 and 2002, respectively, charged to selling, general and administrative expenses, or SG&A expenses, and

$443 and $1,552 in 2003 and 2002, respectively, charged to costs of sales, which were incurred in the implementation of our broad-based reorganization plan, our comprehensive profit enhancement program and additional profit enhancement opportunities (see Note 3 to our consolidated financial statements). Fiscal 2003 also includes a charge of $20,000 related to the bankruptcy of Micro Warehouse in the United States, one of our former customers.

(2)	Includes items noted in footnote (1) above as well as a loss of $8,413 on the redemption of senior subordinated notes in 2005, a gain on forward currency hedge of $23,120 in 2004 related to our Australian dollar denominated purchase of Tech Pacific and a gain on sale of available-for-sale securities of $6,535 in 2002.

(3)	Includes items noted in footnotes (1) and (2) above, as well as the reversal of a deferred tax liability of $2,385, $41,078 and $70,461 in 2005, 2004 and 2003, respectively, related to the gains on sale of available-for-sale securities (see Note 8 to our consolidated financial statements).

(4)	Includes items noted in footnotes (1), (2), and (3) above, as well as the cumulative effect of adoption of a new accounting standard, net of income taxes, of $280,861 in 2002 relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(5)	All balance sheet data are given at end of period.

(6)	Includes convertible debentures, senior subordinated notes, revolving credit facilities and other long-term debt including current maturities, but excludes off-balance sheet debt of $60,000, $75,000, and $222,253 at the end of fiscal years 2003, 2002, and 2001, respectively, which amounts represent all of the undivided interests in transferred accounts receivable sold to and held by third parties as of the respective balance sheet dates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Our Business

Sales
      We are the largest distributor of IT products and services worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. Prior to fiscal year 2001, we generated positive annual sales growth from expansion of our existing operations, the integration of numerous acquisitions worldwide, the addition of new product categories and suppliers, the addition of new customers, increased sales to our existing customer base, and growth in the IT products and services distribution industry in general. In 2001, our worldwide net sales declined by 18% to $25.2 billion and further declined to $22.5 billion and $22.6 billion in 2002 and 2003, respectively. These declines were primarily the result of the general decline in demand for IT products and services throughout the world, beginning in the last quarter of 2000 and continuing through most of 2003, as well as the decision of certain vendors to pursue a direct sales model, and our exit from or downsizing of certain markets in Europe and Latin America. In 2004, our net sales increased to $25.5 billion and further increased to $28.8 billion in 2005, or approximately 13% growth each year. This increase primarily reflects the improving demand environment for IT products and services in most economies worldwide as well as the additional revenue arising from the acquisitions of Nimax in June 2004, Tech Pacific in November 2004 and AVAD in July 2005. Competitive pricing pressures, the expansion of a direct sales strategy by one or more of our major vendors or a decline in the overall demand for IT products and services could, however, adversely affect the current improvements in our revenues and profitability over the near term.

Gross Margin
      The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales (“gross margin”) and narrow income from operations as a percentage of net sales (“operating margin”). Historically, our margins have been negatively impacted by intense price competition, as well as changes in vendor terms and conditions, including, but not limited to, significant reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors, and reduced time periods qualifying for price protection. To mitigate these factors, we have implemented, and continue to refine, changes to our pricing strategies, inventory management processes, and vendor program processes. We continuously monitor and change, as appropriate, certain of the terms and conditions offered to our customers to reflect those being set by our vendors. In addition, we have pursued expansion into adjacent product markets such as AIDC/ POS and consumer electronics, which generally have higher gross margins. As a result, gross margin improved from 5.3% in 2001 to 5.5% in 2002 and has remained relatively flat through 2005. However, we expect that restrictive vendor terms and conditions and competitive pricing pressures will continue and if they worsen in the foreseeable future, may hinder our ability to maintain and/or improve our gross margins from the levels realized in recent years.

Selling General and Administrative Expenses or SG&A Expenses
      Our SG&A expenses, as a percentage of net sales, increased to 4.7% in 2001 and to 5.0% in 2002 primarily due to the significant decline in our net revenues during these years. As a result, we initiated a broad-based reorganization plan in June 2001, a comprehensive profit enhancement program in September 2002, and other detailed actions across all our regions to streamline operations, improve service and generate operating income improvements. In April 2005, we announced an outsourcing and optimization plan to improve operating efficiencies within the North American region and, as part of the plan, we have also restructured and consolidated other job functions within the North American region. We also substantially completed the integration of operations of our pre-existing Asia-Pacific business with Tech Pacific during the third quarter of 2005. As a result of these actions and the increase in sales levels, we reduced our SG&A expenses to 4.6% of net sales in 2003, to 4.4% of net sales in 2004 and to 4.1% of net sales in 2005. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term. Implementation of additional actions, including integration of acquisitions, in the future, if any, could result in additional costs as well as additional operating income improvements.

Working Capital and Debt
      The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied heavily on debt, trade credit from vendors and accounts receivable financing programs for our working capital needs. At December 29, 2001, we had total debt of $458.1 million plus an additional $222.3 million in off-balance sheet debt from our accounts receivable financing programs, and a cash balance of $273.1 million. With our strong focus on management of working capital and cash provided by operations, by January 1, 2005, we had eliminated the $222.3 million of off-balance sheet debt from our accounts receivable financing programs, increased our cash balance by more than $125 million to $398.4 million and limited the amount of debt to $514.8 million, while funding the costs of our profit enhancement program and the acquisitions of Tech Pacific and Nimax. At December 31, 2005, our total debt increased to $604.8 million while our cash balance decreased to $324.5 million as a result of our acquisition of AVAD and increased working capital requirements to support the growth of our business.

Acquisition of Tech Pacific
      In November 2004, we acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provides us with a strong management and employee base with excellent execution capabilities, a history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region.

Acquisition of AVAD
      In July 2005, we acquired certain assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the United States, or U.S. This strategic acquisition accelerates our entry into the adjacent consumer electronics market and improves the operating margin in our North American operations.
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
      In September 2002, we announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margin and reduction of SG&A expense. Key components of this initiative included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. For 2003 and 2002, we incurred $31.0 million and $107.9 million, respectively, of costs (or $138.9 million from inception of the program through the end of fiscal year 2003) related to this profit enhancement program, which was within our original announced estimate of $140 million. These costs consisted primarily of reorganization costs of $13.6 million and $62.4 million in 2003 and 2002, respectively, and other program implementation costs, or other major-program costs, of $17.4 million and $43.9 million charged to SG&A expenses in 2003 and 2002, respectively, and $1.6 million charged to cost of sales in 2002. We realized significant benefits from the reduction in certain SG&A expenses and from gross margin improvements as a result of our comprehensive profit enhancement program.
      During 2003, we incurred incremental reorganization costs of $8.0 million and incremental other major-program costs of $6.4 million ($6.0 million charged to SG&A expenses and $0.4 million charged to cost of sales), which were not part of the original scope of the profit enhancement program announced in September 2002. These costs primarily related to the further consolidation of our operations in the Nordic areas of Europe and a loss on the sale of a non-core German semiconductor equipment distribution business. These actions resulted in additional operating income improvements primarily in the European region.
      In November 2004, we acquired all of the outstanding shares of Tech Pacific. We substantially completed the integration of the operations of our pre-existing Asia-Pacific business with Tech Pacific in the third quarter of 2005. During 2005, integration expenses incurred totaled $12.7 million, comprised of $6.7 million of reorganization costs primarily for employee termination benefits, facility exit costs and other contract termination costs for associates and facilities of Ingram Micro made redundant by the acquisition as well as $6.0 million of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of this acquisition, which was in line with our announced estimates (see Note 3 to our consolidated financial statements).
      In April 2005, we announced an outsourcing and optimization plan to improve operating efficiencies within our North American region. The plan, which is now substantially complete, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, we also restructured and consolidated other job functions within the North American region. Total costs of the actions, or major-program costs, incurred in 2005 were $26.6 million ($9.7 million of reorganization costs, primarily for workforce reductions and facility exit costs, as well as $16.9 million of other costs charged to SG&A primarily for consulting, retention and other expenses), which was in line with our announced estimates (see Note 3 to our consolidated financial statements).
      The following table summarizes our reorganization costs and other major-program costs for the actions we have taken in fiscal years 2005 and 2003 as discussed above (in millions). The credit balances in 2005 and 2004 represent adjustments to reorganization costs as a result of the favorable resolution of obligations relating to previous actions:

	Fiscal Year

	2005		2004		2003

	Reorganization	Other Major-	Reorganization	Other Major-	Reorganization	Other Major-
	Costs	Program Costs	Costs	Program Costs	Costs	Program Costs

North America	$9.7	$16.9	$(2.2)	$—	$11.2	$17.4
Europe	(0.1)	—	(1.0)	—	9.2	6.4
Asia-Pacific	6.7	6.0	0.3	—	0.1	—
Latin America	—	—	—	—	1.1	—

Total	$16.3	$22.9	$(2.9)	$—	$21.6	$23.8

Our Critical Accounting Policies and Estimates
      The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to accounts receivable; vendor programs; inventories; goodwill, intangible and other long-lived assets; income taxes; and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of sensitivity, therefore, actual results could differ from these estimates.
      We believe the following critical accounting policies are affected by our judgments, estimates and/or assumptions used in the preparation of our consolidated financial statements.

•	Accounts Receivable - We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounts for 10% or more of our net sales; a continuing credit evaluation of our customers’ financial condition; aging of receivables, individually and in the aggregate; credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; and our historical loss experience.

•	Vendor Programs - We receive funds from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet competition programs, which are recorded as adjustments to product costs, revenue, or SG&A expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

•	Inventories - Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and write down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by the following considerations: protection from loss in value of inventory under our vendor agreements, our ability to return to vendors only a certain percentage of our purchases as contractually stipulated, aging of inventories, a sudden decline in demand due to an economic downturn, and rapid product improvements and technological changes.

•	Goodwill, Intangible Assets and Other Long-Lived Assets - We adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) in 2002. FAS 142 eliminated the amortization of goodwill. FAS 142 requires that after the initial impairment review upon adoption, goodwill should be reviewed at least annually thereafter. In the fourth quarters of 2005, 2004 and 2003, we performed our annual impairment tests of goodwill in North America, Europe and Asia-Pacific. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. In connection with these tests, valuations of the individual reporting units were obtained or updated from an independent third-party valuation firm. No impairment was indicated based on these tests. However, if actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

We also assess potential impairment of our goodwill, intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors which may cause impairment include significant changes in the manner of use of these assets, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results.

•	Income Taxes - As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we must provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable.

The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, such as our gains on sales of Softbank common stock (see Note 8 to our consolidated financial statements), we provide for tax liabilities unless we consider it probable that additional taxes will not be due. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities may be required, resulting in additional provision for or benefit from income taxes in our consolidated income statement.

Our U.S. federal tax returns for the fiscal years 2000 and 1999 were closed in September 2004 and 2003, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in the third and fourth quarters of 2004, which resolved the tax matters related to the gains on sales of Softbank common stock in 1999 and 2000 in those jurisdictions. Accordingly, we reversed the related federal and certain state deferred tax liabilities of $40.0 million and $1.1 million associated with the gains on the 2000 and 1999 sales in the third and fourth quarters of 2004, respectively, while we reversed the related federal deferred tax liability of $70.5 million associated with the gain on the 1999 sale in the third quarter of 2003, thereby reducing our income tax provisions for both years in the consolidated statement of income. In 2005, we also settled and paid tax liabilities of $1.4 million and $2.8 million associated with the gains realized in 2000 and 1999, respectively, with certain state tax jurisdictions and reversed tax liabilities of $1.0 million and $1.4 million related to gains in 2000 and 1999, respectively, for such tax jurisdictions.

•	Contingencies and Litigation - There are various claims, lawsuits and pending actions against us, not otherwise noted in Item 3, and which are incidental to our operations. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe that the ultimate resolution of these actions will not have a material adverse effect on our consolidated financial statements (see Note 10 to our consolidated financial statements). As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.

Results of Operations
      The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the fiscal years indicated (in millions).

	2005		2004		2003

Net sales by geographic region:
North America	$12,217	42.4%	$11,777	46.3%	$10,965	48.5%
Europe	10,424	36.2	9,839	38.6	8,267	36.5
Asia-Pacific	4,843	16.8	2,742	10.8	2,320	10.3
Latin America	1,324	4.6	1,104	4.3	1,061	4.7

Total	$28,808	100.0%	$25,462	100.0%	$22,613	100.0%

	2005		2004		2003

Operating income (loss) and operating margin by geographic region:
North America	$157.6	1.3%	$130.3	1.1%	$94.5	0.9%
Europe	143.4	1.4	129.8	1.3	73.2	0.9
Asia-Pacific	39.8	0.8	9.8	0.4	(10.3)	(0.4)
Latin America	21.4	1.6	13.5	1.2	(1.2)	(0.1)

Total	$362.2	1.3%	$283.4	1.1%	$156.2	0.7%

      We sell products purchased from many vendors, but generated approximately 23%, 22%, and 24% of our net sales in fiscal years 2005, 2004 and 2003, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.
      The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.5	94.5	94.6

Gross profit	5.5	5.5	5.4
Operating expenses:
Selling, general and administrative	4.1	4.4	4.6
Reorganization costs	0.1	0.0	0.1

Income from operations	1.3	1.1	0.7
Other expense, net	0.2	0.1	0.2

Income before income taxes	1.1	1.0	0.5
Provision for (benefits from) income taxes	0.3	0.2	(0.2)

Net income	0.8%	0.8%	0.7%

Results of Operations for the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
      Our consolidated net sales were $28.8 billion, $25.5 billion and $22.6 billion in 2005, 2004 and 2003, respectively, representing an annual growth rate of 13% in 2005 and 2004. The overall increase in net sales from 2003 to 2005 was primarily attributable to improving demand environment for IT products and services in most economies worldwide and additional revenue arising from the acquisitions of Nimax in June 2004,

Tech Pacific in November 2004 and AVAD in July 2005. However, competitive pricing pressures, the expansion of a direct sales strategy by one or more of our major vendors, changes in terms and conditions by our vendors and/or softening of demand could adversely affect the current improvements in our revenues and profitability over the near term.
      Net sales from our North American operations were $12.2 billion, $11.8 billion and $11.0 billion in 2005, 2004 and 2003, respectively. The year-over-year growth in North American net sales of 3.7% and 7.4% in 2005 and 2004, respectively, reflect the slightly improved demand for IT products and services in this region, particularly value added resellers, as well as the additional revenue arising from the acquisition of AVAD in July 2005. Net sales from our European operations were $10.4 billion, $9.8 billion and $8.3 billion in 2005, 2004 and 2003, respectively. The year-over-year growth in European net sales of 5.9% and 19.0% in 2005 and 2004, respectively, reflects increases in our market share in certain operations within Europe and improved demand for IT products and services across the region in 2005 and 2004. In 2004, the translation impact of the relatively stronger European currencies compared to 2003 resulted in an increase in revenue of approximately 11%. In 2005, the translation impact of the European currencies had a negative impact of approximately 1%. Net sales from our Asia-Pacific operations were $4.8 billion, $2.7 billion and $2.3 billion in 2005, 2004 and 2003, respectively. The year-over-year growth in Asia-Pacific net sales of 76.7% and 18.2% in 2005 and 2004, primarily reflects a full year of revenue in 2005 resulting from our acquisition of Tech Pacific compared to approximately one and one-half months of revenue in the prior year. Our continued focus on improving the operating model and profitability in this region had a tempering effect on sales growth in 2005 and 2004. Net sales from our Latin American operations were $1.3 billion, $1.1 billion and $1.1 billion in 2005, 2004 and 2003, respectively. Net sales from our Latin American operations increased 19.9% in 2005 and 4.1% in 2004, reflecting the region’s improved demand environment over the period and the strengthening of currencies in certain Latin American markets in 2005.
      Despite the continued competitive environments in North America and Europe, as well as economic softness in certain countries in Europe, our gross margin has remained relatively stable at 5.5%, 5.5% and 5.4% in 2005, 2004 and 2003, respectively. This reflects our ongoing product and geographic diversification strategy, as well as strong inventory management and improvements in our Asia-Pacific and Latin America businesses, partially offset by the impact of the competitive pricing environment especially in North America and Europe. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience tempered or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
      Total SG&A expenses were $1.2 billion, $1.1 billion and $1.0 billion in 2005, 2004 and 2003, respectively. In 2005, SG&A increased by $74.9 million primarily due to the additions of Tech Pacific and AVAD, implementation costs associated with our outsourcing and optimization plan in North America of $16.9 million, costs associated with the integration of Tech Pacific of $6.0 million (see Note 3 to our consolidated financial statements) and increased expenses required to support the growth of our business, partially offset by our continued cost control measures and the savings realized from the North American outsourcing and optimization plan. In 2004, SG&A expenses increased by $75.8 million compared to 2003 primarily due to the translation impact of the European currencies of approximately $36 million, realignment costs of approximately $11 million associated with downsizing and relocating activities in our under-performing German-based networking unit, the addition of approximately $15 million in operating expenses related to Tech Pacific, which was acquired on November 10, 2004, and increased expenses required to support the growth of our business, partially offset by the benefits of the comprehensive profit enhancement program, the reduction of related implementation costs of $23.4 million from 2003 (see Note 3 to our consolidated financial statements) and a $20 million charge in 2003 related to the bankruptcy of Micro Warehouse in the U.S., one of our former customers. As a percentage of net sales, total SG&A expenses decreased to 4.4% in 2004 and 4.1% in 2005 compared to 4.6% in 2003, primarily due to the economies of scale from the higher level of revenue, savings from our comprehensive profit enhancement program, other actions we have taken, and continued cost control measures.
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which further explains FAS 123R. FAS 123R as amended requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values and is effective for our fiscal year beginning January 1, 2006. Based on our evaluation of the requirements of FAS 123R, as well as our long-term incentive compensation strategies, we currently estimate that the adoption of FAS 123R will have an impact of approximately $30 million on our operating expenses in 2006.
      As previously discussed, reorganization costs were $16.3 million and $21.6 million in 2005 and 2003, respectively, and in 2004 we had a net credit of $2.9 million relating primarily to favorable resolution of obligations related to prior actions (see Note 3 to our consolidated financial statements). We may pursue other business process or organizational changes in our business, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future.
      Our operating margin increased to 1.3% in 2005 from 1.1% and 0.7% in 2004 and 2003, respectively, primarily reflecting the reduction of SG&A expenses while maintaining stable gross margins during this period as discussed above. Our North American operating margin increased to 1.3% in 2005 from 1.1% in 2004 and 0.9% in 2003. The increase in operating margin for North America in 2005 compared to 2004 reflects the economies of scale from the higher volume of business, the expansion of adjacent product markets with higher margins, a broad set of margin initiatives and ongoing costs containment, partially offset by competitive pressures on pricing and reorganization and other major-program costs incurred. The increase in operating margin for North America in 2004 compared to 2003 reflects the impact of the charge related to the Micro Warehouse bankruptcy of approximately 0.2% of North America revenue in 2003, as well as economies of scale from the higher volume of business, the benefits of our comprehensive profit enhancement program and reduction of the related implementation costs, partially offset by significant competitive pressures on pricing. Reorganization and other major-program costs were approximately 0.2% of North America net sales in 2005 compared to a net benefit of less than 0.1% in 2004 and a net charge of approximately 0.3% in 2003. Our European operating margin increased to 1.4% in 2005 from 1.3% and 0.9% in 2004 and 2003, respectively. Operating margin for Europe in 2005 was positively impacted by the increase in net sales and the decrease in operating expenses, partially offset by the economic softness and competitive environment. Operating margin for Europe in 2004 and 2003 was positively impacted by improvements from our profit enhancement program and other actions we have taken, a reduction in related implementation costs, and economies of scale from the higher volume of business, partially offset by the competitive environment. Our Asia-Pacific operating margin (loss) was 0.8%, 0.4% and (0.4%) in 2005, 2004 and 2003, respectively. Operating results in the Asia-Pacific region deteriorated in 2003, largely due to higher inventory and bad debt losses in China, and intense price competition particularly in our components business, which were exacerbated by the impacts of SARS and the Gulf War on the region. The improvement in our Asia-Pacific operating margins in 2004 reflects the contribution of Tech Pacific, as well as improvements and strengthening of our operating model. The Asia-Pacific operating margins further improved in 2005 primarily due to the benefits from the successful integration of Tech Pacific, partially offset by the integration costs incurred (approximately 0.3% of Asia-Pacific net sales). We believe the addition of Tech Pacific and continued process improvements will improve profitability over the long-term. Our Latin American operating margin (loss) was 1.6% in 2005 compared to 1.2% in 2004 and (0.1%) in 2003. Strengthening of our business processes in Latin America during 2005 and 2004 positively impacted operating margin in this region. The negative operating margin in 2003 was primarily attributable to the market softness and competitive pricing pressures in the region as well as higher bad debt expense and inventory related issues.
      Other expense (income) consisted primarily of interest, losses on sales of receivables under our accounts receivable financing facilities, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred net other expense of $60.2 million, or 0.2% as a percentage of net sales, in 2005 compared to $20.1 million, or 0.1% as a percentage of net sales, in 2004 and $40.4 million, or 0.2% as a percentage of net sales, in 2003. The increase in 2005 compared to 2004 primarily reflects a foreign-exchange gain of $23.1 million on a forward currency exchange contract related to our Australian dollar-denominated purchase of Tech Pacific in 2004, a loss of $8.4 million on the redemption of the senior subordinated notes and related interest-rate swap agreements in 2005, increased net debt levels primarily associated with the acquisitions of Tech Pacific and AVAD, and higher interest rates, partially offset by a decrease in losses on sales of receivables under our accounts receivable-based financing facilities. The decrease in 2004 compared to 2003 primarily reflects the foreign-exchange gain of $23.1 million in 2004.
      Our provision for income taxes in 2005 and 2004 was $85.0 million and $43.4 million, respectively, compared to a benefit from income taxes of $33.4 million in 2003. Our provisions included benefits of $2.4 million, $41.1 million and $70.5 million in 2005, 2004 and 2003, respectively for the reversal of previously accrued federal and state income taxes relating to the gains realized on the sale of Softbank common stock in 2000 and 1999 (see Note 8 to our consolidated financial statements). Our effective tax provision rate in 2005 and 2004 was 28% and 16%, respectively, compared to an effective tax benefit rate of 29% in 2003. The changes in our effective tax rate are primarily attributable to these reversals of the previously accrued U.S. federal and certain state income taxes in 2004 and 2003, as well as changes in the proportion of income earned within the various taxing jurisdictions and our ongoing tax strategies.
Quarterly Data; Seasonality
      Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Item 1A. “Risk Factors.”
      The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 31, 2005. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

				Income		Diluted
			Income	Before		Earnings
	Net	Gross	From	Income	Net	Per
	Sales	Profit	Operations	Taxes	Income	Share

	(In millions, except per share data)
Fiscal Year Ended December 31, 2005
Thirteen Weeks Ended:(1)
April 2, 2005	$7,052.0	$379.5	$76.2	$61.5	$42.4	$0.26
July 2, 2005	6,840.5	367.5	71.3	57.2	41.7	0.26
October 1, 2005	6,959.3	381.8	82.9	62.3	48.4	0.29
December 31, 2005	7,956.5	446.2	131.7	120.9	84.4	0.51
Fiscal Year Ended January 1, 2005
Thirteen Weeks Ended:(2)
April 3, 2004	$6,275.6	$341.4	$66.6	$55.2	$37.6	$0.24
July 3, 2004	5,716.6	311.4	47.9	38.0	25.9	0.16
October 2, 2004	6,016.4	329.6	60.2	54.9	77.3	0.49
January 1, 2005	7,453.4	419.5	108.7	115.2	79.2	0.48

(1)	Includes impact of charges related to reorganization costs and other major-program costs as follows (pre-tax): first quarter, $9.8 million; second quarter, $14.0 million; third quarter, $7.2 million; fourth quarter, $8.2 million. The second quarter also includes the reversal of Softbank deferred tax liability of $2.2 million. The third quarter also includes a loss on the redemption of senior subordinated notes of

$8.4 million. The fourth quarter also includes the reversal of Softbank deferred tax liability of $0.2 million.

(2)	Includes impact of charges related to reorganization costs and adjustments (credits) related to previous restructuring actions as follows (pre-tax): first quarter, $0.1 million; second quarter, $0.1 million; third quarter, $(2.7) million; fourth quarter, $(0.4) million. The third quarter also includes a foreign-exchange gain of $4.3 million related to the acquisition of Tech Pacific in Asia-Pacific and the reversal of Softbank deferred tax liability of $40.0 million. The fourth quarter also includes a foreign-exchange gain of $18.8 million related to the acquisition of Tech Pacific in Asia-Pacific and the reversal of Softbank deferred tax liability of $1.1 million.
Liquidity and Capital Resources

Cash Flows
      We have financed our growth and cash needs largely through income from operations, borrowings under revolving credit and other facilities, sales of accounts receivable through established accounts receivable financing facilities, trade and supplier credit and proceeds from senior subordinated notes issued in 2001. The following is a detailed discussion of our cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004.
      Our cash and cash equivalents totaled $324.5 million and $398.4 million at December 31, 2005 and at January 1, 2005, respectively.
      Net cash provided by operating activities was $8.2 million and $360.9 million in 2005 and 2004, respectively, compared to net cash used by operating activities of $94.8 million in 2003. The net cash provided by operating activities in 2005 principally reflects our net earnings and reduction of other current assets, partially offset by a decrease in accrued expenses and an increase in our working capital. The reduction of other current assets and accrued expenses primarily relates to the settlement of a currency interest-rate swap and related collateral deposits. The increase in working capital largely reflects the growth of our business in 2005 and a decrease in days of accounts payable outstanding at the end of 2005 compared to the end of 2004. The net cash provided by operating activities in 2004 was primarily due to net income and a net decrease in working capital, which reflects our continued focus on working capital management. The net cash used by operating activities in 2003 principally reflects an increase in inventory and a decrease in accrued expenses, partially offset by net income and a decrease in accounts receivable. The increase in inventory largely reflects increased inventory-stocking levels in response to improved demand, and purchases for strategic growth areas. The reduction of accrued expenses primarily relates to the settlement of a currency interest rate swap in the first quarter of 2003 and payments of profit enhancement program costs. The decrease in accounts receivable reflects strong working capital management during the year. Our debt levels may increase and/or our cash balance may decrease if we experience an increase in our working capital days or if we experience significant sales growth.
      Net cash used by investing activities was $179.4 million, $411.5 million and $36.9 million in 2005, 2004 and 2003, respectively. The net cash used by investing activities in 2005 and 2004 was primarily due to business acquisitions of $140.6 million and $402.2 million, respectively, and capital expenditures of $38.8 million and $37.0 million, respectively. The net cash used by investing activities in 2003 was primarily due to capital expenditures of $35.0 million. Our relatively flat capital expenditures over the period from 2003 to 2005 reflects the benefits of our previous profit enhancement program which has enabled us to streamline operations and optimize facilities as well as our decision to outsource certain IT infrastructure functions which have reduced our capital requirements. We presently expect our capital expenditures to be approximately $50 million in 2006.
      Net cash provided by financing activities was $120.4 million, $149.5 million and $9.3 million in 2005, 2004 and 2003, respectively. The net cash provided by financing activities in 2005 primarily reflects the net proceeds from our debt facilities of $305.8 million and proceeds from exercise of stock options of $49.3 million, partially offset by the redemption of our senior subordinated notes of $205.8 million. The increase in debt in 2005 primarily reflects higher financing needs as a result of higher volume of business and the acquisition of AVAD. The net cash provided by financing activities in 2004 primarily reflects proceeds received from the exercise of stock options of $84.5 million and an increase in book overdrafts of $77.7 million. The net cash provided by financing activities in 2003 primarily reflects proceeds received from the exercise of stock options of $10.3 million.

Acquisitions
      We account for all acquisitions after June 30, 2001 in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The results of operations of these businesses have been consolidated with our results of operations beginning on their acquisition dates.
      In July 2005, we acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. This strategic acquisition accelerated our entry into the adjacent consumer electronics market and has improved operating margin in our North American operations. AVAD was acquired for an initial purchase price of $136.4 million. The purchase agreement also requires us to pay the seller earn-out payments of up to $80 million over the next three years, if certain performance levels are achieved, and additional payments of up to $100 million are possible in 2010, if extraordinary performance levels are achieved over the five-year period from the date of acquisition. Such payment, if any, will be recorded as an adjustment to the initial purchase price. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $47.6 million of goodwill, $24.2 million of trademarks with indefinite lives and $28.7 million of vendor relationships and other amortizable intangible assets with average estimated useful lives of approximately 10 years. In December 2005, we recorded a payable of $30.0 million to the sellers for the initial earn-out in accordance with the provisions of the purchase agreement, resulting in an increase of goodwill for the same amount (see Note 4 to our consolidated financial statements).
      During 2005, we also acquired the remaining shares of stock held by minority shareholders of our subsidiaries in New Zealand and India. The total purchase price for these acquisitions consisted of cash payments of $0.6 million, resulting in the recording of approximately the same amount of goodwill in Asia-Pacific.
      In November 2004, we acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for 730 million Australian dollars (approximately $554 million at closing date) for cash and the assumption of debt. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $308.5 million of goodwill and identifiable intangible assets consisting of customer and vendor relationships of $36.0 million with an estimated useful life of approximately 6 years. During 2005, we made an adjustment to Tech Pacific’s purchase price allocation. This adjustment reflected additional liabilities of $3.4 million for costs associated with the reductions of Tech Pacific’s workforce and closure and consolidation of Tech Pacific facilities, which were made redundant by the acquisition. This adjustment resulted in an increase of goodwill for that same amount (see Note 4 to our consolidated financial statements).
      In July 2004, we acquired substantially all of the assets and assumed certain liabilities of Nimax, a privately-held distributor of automatic identification and data capture and point-of-sale solutions. The purchase price, consisting of a cash payment of $8.7 million in 2004 and $1.0 million payable on or before October 31, 2006, was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $0.9 million of other amortizable intangible assets primarily related to customer and vendor relationships. No goodwill was recorded in this transaction. In addition to the initial cash payment, the purchase agreement requires us to pay the seller up to $6 million at the end of two years, based on a specified earn-out formula, which will be recorded as an adjustment to the purchase price, if paid.

Capital Resources
      We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

On-Balance Sheet Capital Resources
      On July 29, 2004, we entered into a revolving accounts receivable-based financing program in the U.S., which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. This facility expires on March 31, 2008. At December 31, 2005 and January 1, 2005, we had borrowings of $304.3 million and $0, respectively, under our revolving accounts receivable-based financing program.
      At December 31, 2005, we have a trade accounts receivable-based financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150 million Canadian dollars, or approximately $129 million. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At December 31, 2005 and January 1, 2005, we had borrowings of $38.7 million and $0, respectively, under this trade accounts receivable-based financing program.
      In June 2002, we entered into a three-year European revolving trade accounts receivable backed financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107 million, or approximately $126 million at December 31, 2005, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. On July 1, 2005, we extended this facility under the same terms and conditions for another two years. In January 2004, we entered into another three-year European revolving trade accounts receivable-backed financing facility supported by the trade accounts receivable of another subsidiary in Europe for Euro 230 million, or approximately $271 million at December 31, 2005, with the same financial institution and related issuer of third-party commercial paper. On January 13, 2006, we extended this facility under the same terms and conditions for another three years. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At December 31, 2005 and January 1, 2005, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities.
      In November 2004, we assumed from Tech Pacific a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 200 million Australian dollars (increased to 250 million Australian dollars in April 2005, or approximately $183 million at December 31, 2005), with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. This facility has no fixed repayment terms prior to maturity. At December 31, 2005 and January 1, 2005, we had borrowings of $112.6 million and $132.3 million, respectively, under this facility.
      Our ability to access financing under our North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At December 31, 2005, our actual aggregate available capacity under these programs was approximately $962 million based on eligible accounts receivable, of which approximately $455.6 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the January 2004 European facility as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
      In July 2005, we terminated our $150 million revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in December 2005. On the same day, we entered into a new three-year $175 million revolving senior unsecured credit facility with a new bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At December 31, 2005 and January 1, 2005, we had no borrowings under the current and the former credit facility, respectively. The current and the former credit facility can also be used to support letters of credit. At December 31, 2005 and January 1, 2005, letters of credit totaling $21.2 million and $24.3 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.
      In December 2005, our 80 million Australian dollars multi-currency secured revolving loan facility matured. On the same day, we entered into a new three-year 100 million Australian dollars, or approximately $73 million at December 31, 2005, senior unsecured credit facility with a bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on Australian or New Zealand LIBOR, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At December 31, 2005 and January 1, 2005, we had borrowings of $14.4 million under the current facility and $0 borrowings under the former credit facility, respectively. The current and the former credit facility can also be used to support letters of credit. At December 31, 2005 and January 1, 2005, letters of credit totaling $0 and $24.1 million, respectively, were issued to certain financial institutions to support purchases by our subsidiaries or local borrowings made available to certain of our subsidiaries in the Asia-Pacific region. Our available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.
      On August 16, 2001, we sold $200 million of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195.1 million, net of issuance costs of approximately $3.7 million. Interest on the notes was payable semi-annually in arrears on each February 15 and August 15. On the same date, we also entered into interest-rate swap agreements with two financial institutions, the effect of which was to swap our fixed-rate obligation on our senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. At January 1, 2005, the marked-to-market value of the interest-rate swap amounted to $14.5 million and was recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $213.9 million at January 1, 2005.
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
      We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $593 million at December 31, 2005. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 31, 2005 and January 1, 2005, we had approximately $134.8 million and $168.6 million, respectively, outstanding under these facilities. At December 31, 2005 and January 1, 2005, letters of credit totaling approximately $53.4 million and $30.5 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.1% and 5.0% per annum at December 31, 2005 and January 1, 2005, respectively.

Off-Balance Sheet Capital Resources
      We have a revolving trade accounts receivable-based facility in Europe, which provides up to approximately $209 million of additional financing capacity. This facility expires in 2007. At December 31, 2005 and January 1, 2005, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At December 31, 2005, our actual aggregate capacity under this program, based on eligible accounts receivable, was approximately $207 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the remaining European accounts receivable financing program.

Covenant Compliance
      We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At December 31, 2005, we were in compliance with all covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors discussed above.
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

Contractual Obligations
      The following summarizes our financing capacity and contractual obligations at December 31, 2005 (in millions), and the effect of scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest, substantially all of which is incurred at variable rates.

			Payments Due by Period

	Total	Balance	Less Than	1-3	3-5	After
Contractual Obligations	Capacity	Outstanding	1 Year	Years	Years	5 Years

North American revolving accounts receivable-based financing facilities(1)	$629.0	$343.0	$—	$343.0	$—	$—
European revolving trade accounts receivable-backed financing facilities(1)	397.0	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities(1)	183.0	112.6	—	112.6	—	—
Revolving senior unsecured credit facilities(2)	248.0	14.4	14.4	—	—	—
Bank overdrafts and other(3)	593.0	134.8	134.8	—	—	—

Subtotal	2,050.0	604.8	149.2	455.6	—	—
European accounts receivable financing programs(4)	209.0	—	—	—	—	—
Minimum payments under operating leases and IT and business process outsourcing agreements(5)	433.7	433.7	87.2	151.0	113.9	81.6

Total	$2,692.7	$1,038.5	$236.4	$606.6	$113.9	$81.6

(1)	The capacity amount in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of December 31, 2005, our actual aggregate capacity under these programs based on eligible accounts receivable was approximately $962 million (see Note 7 to our consolidated financial statements).

(2)	The capacity amount in the table above represents the maximum capacity available under these facilities. These facilities can also be used to support letters of credit. At December 31, 2005, letters of credit totaling $21.2 million were issued to certain vendors to support purchases by our subsidiaries and to certain financial institutions to support banking lines for certain subsidiaries, or local borrowings from banks made available to certain of our subsidiaries. The issuance of these letters of credit reduces our available capacity by the same amount.

(3)	Certain of these programs can also be used to support letters of credit. At December 31, 2005, letters of credit totaling approximately $53.4 million were issued to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit also reduces our available capacity by the same amount.

(4)	The total capacity amount in the table above represents the maximum capacity available under these programs. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be transferred or sold into these programs. As of December 31, 2005, our actual aggregate capacity under these programs based on eligible accounts receivable was approximately $207 million.

(5)	In December 2002, we entered into an agreement with a third-party provider of IT outsourcing services. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/ PBX. This agreement expires in December 2009, but is cancelable at our option subject to payment of termination fees. In September 2005, we entered into an agreement with a leading global business process outsource service provider. The services to be provided include selected North America positions in finance and shared services, customer service, vendor management and selected U.S. positions in technical support and inside sales (excluding field sales and management positions). This agreement expires in September 2010, but is cancelable at our option subject to payment of termination fees. Additionally, we lease the majority of our facilities and certain equipment under noncancelable operating leases. Renewal and purchase options at fair values exist for a substantial portion of the leases. Amounts in this table represent future minimum payments on operating leases that have remaining noncancelable lease terms in excess of one year as well as under the IT and business process outsourcing agreements.

      Our employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Because our commitment under these plans is not a fixed amount, they have not been included in the contractual obligations table.

Other Matters
      In December 1998, we purchased 2,972,400 shares of common stock of Softbank for approximately $50.3 million. During December 1999, we sold approximately 35% of our original investment in Softbank common stock for approximately $230.1 million, resulting in a pre-tax gain of approximately $201.3 million, net of expenses. In January 2000, we sold an additional approximately 15% of our original holdings in Softbank common stock for approximately $119.2 million, resulting in a pre-tax gain of approximately $111.5 million, net of expenses. In March 2002, we sold our remaining shares of Softbank common stock for approximately $31.8 million, resulting in a pre-tax gain of $6.5 million, net of expenses. We generally used the proceeds from these sales to reduce existing indebtedness. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4.1 million, $69.4 million and $125.2 million, respectively, net of deferred taxes of $2.4 million, $42.1 million and $76.1 million, respectively (see Note 8 to our consolidated financial statements).
      The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of each sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provide for tax liabilities unless we consider it probable that these taxes will not be due. The level of opinions received from our outside advisors and our internal assessment did not allow us to reach that conclusion on this matter and the deferred taxes were provided accordingly. Our U.S. federal tax returns were closed in September 2004 and 2003 for the fiscal years 2000 and 1999, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in the third and fourth quarters of 2004, which resolved these matters for tax purposes in those jurisdictions. Accordingly, we reversed the related federal and certain state deferred tax liabilities of $40.0 million and $1.1 million associated with the gains on the 2000 and 1999 sales in the third and fourth quarters of 2004, respectively, while we reversed the related federal deferred tax liability of $70.5 million associated with the gain on the 1999 sale in the third quarter of 2003, thereby reducing our income tax provisions for both years in the consolidated statement of income. In 2005, we had settled and paid the tax liabilities of $1.4 million and $2.8 million associated with the gains realized in 2000 and 1999, respectively, with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $1.0 million and $1.4 million related to tax years 2000 and 1999, respectively, for such tax jurisdictions. Although we review our assessments of the remaining tax liability on a regular basis, at December 31, 2005, we cannot currently determine when the remaining tax liabilities of $2.5 million ($2.7 million including estimated interest) related to these gains will be finally resolved with the taxing authorities, or if the taxes will ultimately be paid. As a result, we continue to provide for these tax liabilities. If we are successful in obtaining a favorable resolution of this matter, our tax provision would be reduced to reflect the elimination of some or all of these deferred tax liabilities. However, in the event of an unfavorable resolution, we believe that we will be able to fund any such taxes that may be assessed on this matter with our available sources of liquidity. The

U.S. Internal Revenue Service is in the process of examining our federal tax returns for fiscal years 2001 to 2003.
      During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 30.6 million Brazilian reais, including interest and penalties computed through December 31, 2005, or approximately $13.1 million at December 31, 2005, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our consolidated results of operations or cash flows.
      We received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. We also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. On January 4, 2006, McAfee and the SEC made public the terms of a settlement they had reached with respect to McAfee. We continue to cooperate fully with the SEC and the Department of Justice in their inquiries. We are engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. We cannot predict with certainty the outcome of these discussions, nor their timing, nor can we reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to our consolidated results of operations or cash flows.
Transactions with Related Parties
      In 2005, we have loans receivable from certain of our non-executive associates. These loans, individually ranging up to $0.3 million, have interest rates ranging from 2.84% to 6.23% per annum and are payable up to six years. Loans to executive officers, unless granted prior to their election to such position, were granted and approved by the Human Resources Committee of our Board of Directors prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. No material modification or renewals to these loans to executive officers have been made since that date or subsequent to the employee’s election as an executive officer, if later. At December 31, 2005 and January 1, 2005, our employee loans receivable balance was $0.6 million and $0.5 million, respectively.
      In July 2005, we assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who are now employed with us. These include agreements with two of the representative companies to sell products on our behalf for a commission. In fiscal 2005, total sales generated by these companies were approximately $8.2 million, resulting in our recording of a commission expense of approximately $0.2 million. In addition, we also assumed an operating lease agreement for a facility in Taunton, Massachusetts owned by the former owners of AVAD with an annual rental expense of approximately $0.2 million up to January 2024. In fiscal 2005, rent expense under this lease was approximately $0.1 million.

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
      Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. By policy, we maintain hedge coverage between minimum and maximum percentages. Currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2005, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, pounds sterling, Danish krone, Hungarian forint, Norwegian kroner, Swedish krona, Swiss francs, Australian dollars, Indian rupees, Malaysian ringit, New Zealand dollars, Singaporean dollars, Thai baht, Brazilian reais, Chilean peso and Mexican peso.
      We are exposed to changes in interest rates primarily as a result of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we use a combination of fixed- and variable-rate debt and interest rate swaps. As of December 31, 2005 and January 1, 2005, substantially all of our outstanding debt had variable interest rates.
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

	Interest Rate	Currency Sensitive
	Sensitive Financial	Financial	Combined
	Instruments	Instruments	Portfolio

VaR as of December 31, 2005	$6.5	$0.2	$4.9
VaR as of January 1, 2005	8.7	0.4	6.5

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET

	Fiscal Year End

	2005	2004

	(Dollars in 000s,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$324,481	$398,423
Trade accounts receivable (less allowances of $81,831 and $93,465)	3,186,115	3,037,417
Inventories	2,208,660	2,175,185
Other current assets	352,042	471,137

Total current assets	6,071,298	6,082,162
Property and equipment, net	179,435	199,133
Goodwill	638,416	559,665
Other assets	145,841	85,777

Total assets	$7,034,990	$6,926,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,476,845	$3,536,880
Accrued expenses	479,422	607,684
Current maturities of long-term debt	149,217	168,649

Total current liabilities	4,105,484	4,313,213
Long-term debt, less current maturities	455,650	346,183
Other liabilities	35,258	26,531

Total liabilities	4,596,392	4,685,927

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 162,366,283 and 158,737,898 shares issued and outstanding in 2005 and 2004, respectively	1,624	1,587
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	874,984	817,378
Retained earnings	1,538,761	1,321,855
Accumulated other comprehensive income	23,324	99,990
Unearned compensation	(95)	—

Total stockholders’ equity	2,438,598	2,240,810

Total liabilities and stockholders’ equity	$7,034,990	$6,926,737

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year

	2005	2004	2003

	(Dollars in 000s, except per share data)
Net sales	$28,808,312	$25,462,071	$22,613,017
Cost of sales	27,233,334	24,060,029	21,389,529

Gross profit	1,574,978	1,402,042	1,223,488

Operating expenses:
Selling, general and administrative	1,196,516	1,121,571	1,045,725
Reorganization costs	16,276	(2,896)	21,570

	1,212,792	1,118,675	1,067,295

Income from operations	362,186	283,367	156,193

Other expense (income):
Interest income	(4,249)	(7,354)	(9,933)
Interest expense	48,957	37,509	33,447
Losses on sales of receivables	1,552	5,015	10,206
Net foreign exchange loss (gain)	961	(19,501)	3,695
Loss on redemption of senior subordinated notes	8,413	—	—
Other	4,615	4,422	2,984

	60,249	20,091	40,399

Income before income taxes	301,937	263,276	115,794
Provision for (benefit from) income taxes	85,031	43,375	(33,407)

Net income	$216,906	$219,901	$149,201

Basic earnings per share	$1.35	$1.41	$0.99

Diluted earnings per share	$1.32	$1.38	$0.98

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Additional		Comprehensive
	Stock	Paid-In	Retained	Income	Unearned
	Class A	Capital	Earnings	(Loss)	Compensation	Total

	(Dollars in 000s)
December 28, 2002	$1,508	$707,689	$952,753	$(25,548)	$(413)	$1,635,989
Stock options exercised	11	10,251				10,262
Income tax benefit from exercise of stock options		1,151				1,151
Grant of restricted Class A Common Stock		460			(460)	—
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	1	474				475
Stock-based compensation expense		785			726	1,511
Comprehensive income			149,201	74,360		223,561

January 3, 2004	1,520	720,810	1,101,954	48,812	(147)	1,872,949
Stock options exercised	66	84,452				84,518
Income tax benefit from exercise of stock options		10,099				10,099
Grant of restricted Class A Common Stock		589			(589)	—
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	1	757				758
Stock-based compensation expense		935			736	1,671
Surrender of restricted Class A Common Stock associated with payment of withholding tax		(264)				(264)
Comprehensive income			219,901	51,178		271,079

January 1, 2005	1,587	817,378	1,321,855	99,990	—	2,240,810
Stock options exercised	36	49,240				49,276
Income tax benefit from exercise of stock options		6,584				6,584
Grant of restricted Class A Common Stock and stock units	1	1,031			(1,032)	—
Stock-based compensation expense		751			937	1,688
Comprehensive income			216,906	(76,666)		140,240

December 31, 2005	$1,624	$874,984	$1,538,761	$23,324	$(95)	$2,438,598

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year

	2005	2004	2003

	(Dollars in 000s)
Cash flows from operating activities:
Net income	$216,906	$219,901	$149,201
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	64,338	57,657	78,519
Gain on forward currency exchange contract	—	(23,120)	—
Noncash gains on disposals of property and equipment and investments	—	—	(980)
Loss on sale of a business	—	—	5,067
Noncash charges for interest and compensation	2,775	3,135	3,218
Loss on redemption of senior subordinated notes	8,413	—	—
Deferred income taxes	16,824	(25,853)	(53,903)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	—	(60,000)	(15,000)
Accounts receivable	(219,692)	(187,073)	95,248
Inventories	(37,428)	(54,178)	(245,070)
Other current assets	122,729	(77,885)	(812)
Accounts payable	10,531	368,156	34,626
Accrued expenses	(177,175)	140,194	(144,902)

Cash provided (used) by operating activities	8,221	360,934	(94,788)

Cash flows from investing activities:
Purchase of property and equipment	(38,842)	(36,985)	(35,003)
Proceeds from sale of property and equipment	—	—	7,826
Proceeds from forward currency exchange contract	—	23,120	—
Acquisitions, net of cash acquired	(140,566)	(402,181)	(9,416)
Other	—	4,501	(307)

Cash used by investing activities	(179,408)	(411,545)	(36,900)

Cash flows from financing activities:
Proceeds from exercise of stock options	49,276	84,518	10,262
Redemption of senior subordinated notes	(205,801)	—	—
Net proceeds from (repayments of) debt	305,838	(12,760)	(6,077)
Changes in book overdrafts	(28,932)	77,742	5,144

Cash provided by financing activities	120,381	149,500	9,329

Effect of exchange rate changes on cash and cash equivalents	(23,136)	19,947	14,433

Increase (decrease) in cash and cash equivalents	(73,942)	118,836	(107,926)
Cash and cash equivalents, beginning of year	398,423	279,587	387,513

Cash and cash equivalents, end of year	$324,481	$398,423	$279,587

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$50,281	$34,937	$38,581
Income taxes	65,847	30,755	41,603
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

Fiscal Year
      The fiscal year of the Company is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2005,” “2004” and “2003” represent the 52-week fiscal year ended December 31, 2005, 52-week fiscal year ended January 1, 2005, and the 53-week fiscal year ended January 3, 2004, respectively.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventories, goodwill, intangible and other long-lived assets, income taxes, and contingencies and litigation. Actual results could differ from these estimates.

Revenue Recognition
      Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for 2005, 2004 and 2003. The Company, under specific conditions, permits its customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet.

Vendor Programs
      Funds received from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet competition are recorded as adjustments to product costs, revenue, or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. The Company accrues rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.
      The Company sells products purchased from many vendors, but generated approximately 23%, 22% and 24% of its net sales in fiscal years 2005, 2004 and 2003, respectively, from products purchased from Hewlett-

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Packard Company. There were no other vendors that represented 10% or more of the Company’s net sales in each of the last three years.

Warranties
      The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. In addition, the Company warrants its services, products that it builds-to-order from components purchased from other sources, and its own branded products. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense and the related obligations are not material to the Company’s consolidated financial statements.

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

Cash and Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $241,989 and $213,057 as of December 31, 2005 and January 1, 2005, respectively, are included in accounts payable.

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

Long-Lived and Intangible Assets
      In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. Identifiable intangible assets are amortized over the life of the assets ranging from 6 to 10 years.

Goodwill
      Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for using the purchase method. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) in 2002. FAS 142 eliminated the amortization of goodwill. FAS 142 requires that after the initial impairment review upon adoption, goodwill should be reviewed at least annually thereafter. In the fourth quarters of 2005, 2004 and 2003, the Company performed its annual impairment tests of goodwill in North America, Europe and Asia-Pacific. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. In connection with these tests, valuations of the individual reporting units were obtained or updated from an independent third-party valuation firm. No impairment was indicated based on these tests.
      The changes in the carrying amount of goodwill for fiscal years 2005 and 2004 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total

Balance at January 3, 2004	$78,444	$9,308	$156,422	$—	$244,174
Acquisitions	—	2,610	308,497	—	311,107
Foreign currency translation	51	857	3,476	—	4,384

Balance at January 1, 2005	78,495	12,775	468,395	—	559,665
Acquisitions	77,609	645	3,928	—	82,182
Foreign currency translation	28	(1,693)	(1,766)	—	(3,431)

Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416

      The addition to goodwill of $77,609 in North America for fiscal year 2005 relates to the acquisition of certain net assets of AVAD (see Note 4 for the detailed discussion of the AVAD acquisition).
      In 2002, the Company acquired a value-add IT distributor in Belgium. The purchase agreement required payments of an initial purchase price plus additional cash payments up to Euro 1,130 for each of the next three

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years after 2002 based on an earn-out formula. The addition to goodwill of $2,610 in Europe for fiscal year 2004 represents the amount paid to the sellers for the first and second year’s earn-out achievement. During 2005, the Company recorded an estimated payable of $445 for the final earn-out achievement. This earn-out amount may increase based on the final computation agreed to by the sellers and the Company.
      During 2005, the Company acquired the remaining shares of stock held by minority shareholders of its subsidiaries in New Zealand and India. The total purchase price for these acquisitions consisted of cash payments of $596, resulting in the recording of approximately $577 of goodwill in Asia-Pacific. In addition, the Company made an adjustment to the purchase price allocation associated with the acquisition of Techpac Holdings Limited, or Tech Pacific. The adjustment reflects additional liabilities of $3,351 for costs associated with reductions in Tech Pacific’s workforce and closure and consolidation of Tech Pacific’s facilities, which were made redundant by the acquisition. This adjustment resulted in an increase of goodwill for that same amount (see Note 4 for the detailed discussion of the Tech Pacific acquisition).
      During 2005, the Company settled for $200 a court action filed by several minority shareholders of Ingram Macrotron AG, a German-based distribution company, contesting the adequacy of the original purchase price paid by the Company, resulting in the recording of the same amount of goodwill.

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
      Foreign exchange risk is managed primarily by using forward contracts to hedge foreign currency denominated receivables and payables. Currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany loans.
      All derivatives are recorded in the Company’s consolidated balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. As disclosed in Note 7, in 2004, the Company had an interest rate swap that was designated as a fair value hedge. Changes in the fair value of this derivative were recorded in current earnings and were offset by the like change in the fair value of the hedged debt instrument. Changes in the fair value of derivatives not designated as hedges are recorded in current earnings.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Derivative financial instruments comprise the following:

	Fiscal Year End

	2005		2004

	Notional	Estimated	Notional	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Foreign exchange forward contracts	$1,486,538	$43,556	$1,401,648	$(110,615)
Interest rate swaps	—	—	739,741	(4,131)

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
      The components of comprehensive income are as follows:

	Fiscal Year

	2005	2004	2003

Net income	$216,906	$219,901	$149,201
Changes in foreign currency translation adjustments	(76,666)	51,178	74,360

Comprehensive income	$140,240	$271,079	$223,561

      Accumulated other comprehensive income included in stockholders’ equity totaled $23,324, $99,990 and $48,812 at December 31, 2005, January 1, 2005 and January 3, 2004, respectively, and consisted solely of foreign currency translation adjustments.

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year

	2005	2004	2003

Net income	$216,906	$219,901	$149,201

Weighted average shares	160,262,465	155,451,251	151,220,639

Basic earnings per share	$1.35	$1.41	$0.99

Weighted average shares including the dilutive effect of stock options and warrants (4,068,701; 4,228,789; and 1,087,755 for 2005, 2004, and 2003, respectively)	164,331,166	159,680,040	152,308,394

Diluted earnings per share	$1.32	$1.38	$0.98

      There were approximately 6,983,000, 12,813,000, and 23,756,000 options and warrants in 2005, 2004, and 2003, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.
Accounting for Stock-Based Compensation
      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“FAS 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FAS 148, the Company has continued to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Fiscal Year

	2005	2004	2003

Net income, as reported	$216,906	$219,901	$149,201
Compensation expense as determined under FAS 123, net of related tax effects	17,068	26,479	28,363

Pro forma net income	$199,838	$193,422	$120,838

Earnings per share:
Basic — as reported	$1.35	$1.41	$0.99

Basic — pro forma	$1.25	$1.24	$0.80

Diluted — as reported	$1.32	$1.38	$0.98

Diluted — pro forma	$1.21	$1.21	$0.79

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value per option granted in 2005, 2004, and 2003 was $6.04, $4.80, and $3.93, respectively. The fair value of options was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Fiscal Year

	2005	2004	2003

Risk-free interest rate	3.71%	2.72%	1.90%
Expected years until exercise	3.5 years	3.0 years	3.0 years
Expected stock volatility	41.8%	41.8%	49.3%
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123R”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which further explains FAS 123R. FAS 123R revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”), and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R as amended requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values and is effective for the Company’s fiscal year beginning January 1, 2006. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Based on the Company’s evaluation of the requirements of FAS 123R, as well as its existing long-term incentive compensation strategies, the Company currently expects that it will incur approximately $30,000 in an additional operating expenses throughout 2006 resulting from the adoption of FAS 123R.
      FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”) on income tax expense and deferred tax liabilities. The AJCA was signed into law in October 2004 and allows the Company to repatriate up to $500,000 of permanently reinvested foreign earnings in 2005 at an effective tax rate of 5.25%. The Company has opted not to take advantage of this new provision of the AJCA.
      In June 2005, the Financial Accounting Standards Board issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations,” (“FSP 143-1”). FSP 143-1 provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the EU. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. The Company will apply the provisions of FSP 143-1, which require the measurement in recognition of the liability and obligation associated with the historical waste, upon the Directive’s adoption into law by the applicable EU member countries in which it operates. The Company is in the process of assessing what impact, if any, the Directive and FSP 143-1 may have on its consolidated financial position or results of operations.
Note 3 — Reorganization Costs and Profit Enhancement Program
      In April 2005, the Company announced an outsourcing and optimization plan that is expected to improve operating efficiencies within its North American region. The plan, which is now substantially completed, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor manage-

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, the Company also restructured and consolidated other job functions within the North American region. Total costs of the actions, or major-program costs, incurred in 2005 were $26,582 ($9,649 of reorganization costs primarily for workforce reductions and facility exit costs, as well as $16,933 of other major-program costs charged to selling, general and administrative expenses (“SG&A”) primarily for consulting, incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closure, retention and other expenses).
      In November 2004, the Company acquired all of the outstanding shares of Tech Pacific. The Company substantially completed the integration of the operations of its pre-existing Asia-Pacific business with Tech Pacific in the third quarter of 2005. During 2005, integration expenses incurred totaled $12,711, comprised of $6,709 of reorganization costs primarily for employee termination benefits, facility exit costs and other contract termination costs for associates and facilities of the Company made redundant by this acquisition as well as $6,002 of other costs charged to SG&A expenses primarily for consulting, incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures, and other expenses related to the integration of this acquisition.
      In September 2002, the Company announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margins and reduction of SG&A expenses. The Company implemented detailed initiatives under the comprehensive profit enhancement program in 2002 and 2003. Key components of these initiatives included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. For 2003, the Company incurred $31,008 of costs related to this profit enhancement program. These costs consisted primarily of reorganization costs of $13,609 in 2003 and other program implementation costs charged to cost of sales and SG&A expenses, or other major-program costs, of $17,399 in 2003. Reorganization costs included severance expenses, lease termination costs and other costs associated with the exit of facilities or other contracts. The other major-program costs consisted of program management and consulting expenses, accelerated depreciation, losses on disposals of certain assets, costs associated with geographic relocation, costs related to the outsourcing of certain IT infrastructure functions, and inventory and vendor-program losses primarily associated with the exit of certain businesses.
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
      In addition, prior to September 2002, the Company had implemented other actions outside the scope of the comprehensive profit enhancement program, which were designed to further improve operating results. Those initiatives included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems and geographic consolidations and administrative restructuring.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Costs
      The following table summarizes the components of the Company’s reorganization costs by region for each of the fiscal years ended 2005, 2004 and 2003 resulting from the detailed actions discussed above.

		Employee
	Headcount	Termination	Facility	Other	Total
Year Ended	Reduction	Benefits	Costs	Costs	Cost

2005
North America	580	$7,219	$2,430	$—	$9,649
Europe	—	(75)	(7)	—	(82)
Asia-Pacific	320	4,082	2,127	500	6,709
Latin America	—	—	—	—	—

Total	900	$11,226	$4,550	$500	$16,276

2004
North America	—	$(125)	$(2,109)	$—	$(2,234)
Europe	—	(59)	(919)	—	(978)
Asia-Pacific	30	316	—	—	316
Latin America	—	—	—	—	—

Total	30	$132	$(3,028)	$—	$(2,896)

2003
North America	680	$6,417	$3,298	$1,519	$11,234
Europe	165	2,658	6,780	(236)	9,202
Asia-Pacific	25	74	—	—	74
Latin America	170	922	125	13	1,060

Total	1,040	$10,071	$10,203	$1,296	$21,570

      The following are descriptions of the detailed actions under the broad-based reorganization plan, the comprehensive profit enhancement program and additional profit enhancement opportunities as well as adjustments recorded during 2005.

Year ended December 31, 2005
      The reorganization costs of $16,276 for fiscal year 2005 consists of $9,847 relating to the outsourcing and optimization plan in North America, $6,709 relating to the integration of Tech Pacific in Asia-Pacific; partially offset by net adjustments of $280 for detailed actions taken in previous periods discussed below.
      The reorganization costs of $9,847 in North America include employee termination benefits of $7,219 for approximately 580 employees and $2,628 for estimated lease exit costs in connection with closing and consolidating facilities. The reorganization costs of $6,709 in Asia-Pacific include employee termination benefits of $4,082 for approximately 320 employees, $2,127 for estimated lease exit costs in connection with closing and consolidating redundant facilities and $500 of other costs primarily due to contract terminations.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The payment activities and adjustments in 2005 and the remaining liability at December 31, 2005 related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		December 31,
	Costs	Liability	Adjustments	2005

Employee termination benefits	$11,301	$8,541	$—	$2,760
Facility costs	4,755	2,089	—	2,666
Other costs	500	500	—	—

Total	$16,556	$11,130	$—	$5,426

Year ended January 1, 2005
      The credit adjustment to reorganization costs of $2,896 for 2004 consisted of $316 incurred and paid for workforce reductions in Asia-Pacific in fiscal year 2004 and net credit adjustments of $3,212 related to detailed actions taken in previous quarters. The credit adjustments of $3,212 primarily consisted of $184 ($125 in North America and $59 in Europe) for lower than expected costs associated with employee termination benefits and $3,028 (net credit adjustments of $2,109 in North America and $919 in Europe) for lower than expected lease exit costs associated with facility consolidations.

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
      The payment activities and adjustments in 2005 and the remaining liability at December 31, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		December 31,
	2005	Liability	Adjustments	2005

Employee termination benefits	$164	$164	$—	$—
Facility costs	2,198	1,972	1,435	1,661

Total	$2,362	$2,136	$1,435	$1,661

      The net adjustments of $1,435 reflect higher than expected costs to settle a lease obligation of $1,442 in North America offset by a credit of $7 in Europe for lower than expected lease obligation costs.

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are completed; however, future cash outlays will be required primarily for future lease payments related to exited facilities.
      The payment activities and adjustments in 2005 and the remaining liability at December 31, 2005 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		December 31,
	2005	Liability	Adjustments	2005

Employee termination benefits	$160	$25	$(75)	$60
Facility costs	9,508	4,020	(1,640)	3,848

Total	$9,668	$4,045	$(1,715)	$3,908

      The net adjustments reflect lower than expected costs to settle a lease obligation totaling $1,640 in North America and $75 for lower than expected employee termination benefits in Europe.

Other Profit Enhancement Program Implementation Costs
      Other costs recorded in SG&A expenses in 2005 totaled $22,935, of which $16,933 includes costs associated with the Company’s outsourcing and optimization plan in North America, primarily comprised of incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures, consulting, retention, and other transition costs; and $6,002 includes costs associated with the integration of Tech Pacific in Asia-Pacific, primarily comprised of consulting and incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures.
      Other costs recorded in SG&A expenses and cost of sales in 2003 related to the implementation of the Company’s profit enhancement program totaled $23,806. These other major-program costs included $23,363 recorded in SG&A, comprised of $11,741 of incremental accelerated depreciation ($10,834 in North America and $907 in Europe) of fixed assets associated with the planned exit of facilities, the outsourcing of certain IT infrastructure functions in North America and software replaced by a more efficient solution; $9,502 in recruiting, retention, training and other transition costs associated with the relocation of major functions and outsourcing of certain IT infrastructure functions in North America; and $5,057 related to a loss on the sale of a non-core German semiconductor equipment distribution business; partially offset by a gain of $2,937 on the sale of excess land near the Company’s corporate headquarters in Southern California. In addition, other major-program costs of $443 were recorded in cost of sales, primarily comprised of incremental inventory losses caused by the decision to further consolidate Nordic operations in Europe.
Note 4 — Acquisitions
      The Company accounts for all acquisitions after June 30, 2001 in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The results of operations of these businesses have been combined with the Company’s results of operations beginning on their acquisition dates.
      In July 2005, the Company acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. This strategic acquisition accelerated the Company’s entry into the adjacent consumer electronics market and improved the Company’s operating margin in its North American operations. AVAD was acquired for an initial purchase price of $136,438. The purchase agreement also requires the Company to pay the sellers earn-out payments of up to $80,000 over the next three years, if certain performance levels are achieved, and additional payments of up to $100,000 are possible in 2010, if extraordinary performance levels are achieved over a five-year period. Such payment, if any, will be recorded as an adjustment to the initial purchase price.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $47,609 of goodwill, which is deductible for tax purposes, $24,200 of trademarks with indefinite lives and $28,700 of vendor relationships and other amortizable intangible assets with average estimated useful lives of approximately 10 years. In December 2005, the Company recorded a payable of $30,000 to the sellers for the initial earn-out in accordance with the provisions of the purchase agreement, resulting in an increase of goodwill for the same amount.
      In connection with the Company’s acquisition of AVAD, the parties agreed that $7,500 of the purchase price shall be held in an escrow account to cover claims from Ingram Micro for various indemnities by the sellers under the purchase agreement, which will be released in full to the sellers in January 2007 if no claims are made by the Company under the purchase agreement before such date.
      During 2005, the Company also acquired the remaining shares of stock held by minority shareholders of its subsidiaries in New Zealand and India. The total purchase price for these acquisitions consisted of cash payments of $596, resulting in the recording of approximately $577 of goodwill in Asia-Pacific.
      In November 2004, the Company acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This strategic acquisition significantly strengthens the Company’s management team and ability to execute its operational objectives in the growing Asia-Pacific region. The total cost of the acquisition is as follows:

Purchase price:
Cash paid to sellers	$385,022
Debt assumed (net of cash acquired)	162,866
Acquisition costs	5,800

$553,688

      The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values on the transaction date. The identifiable intangible assets, including customer and vendor relationships, are amortized over the estimated useful life of approximately six years. The purchase price allocation, which includes costs of $3,351 to integrate the operations of Tech Pacific, is summarized as follows:

Tangible assets, including accounts receivable, inventories, property and equipment and other assets	$475,026
Goodwill	311,848
Identifiable intangible assets — customer and vendor relationships	36,000
Liabilities, including accounts payable and accrued expenses	(269,186)

Fair value of assets acquired and liabilities assumed	$553,688

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The unaudited pro forma results for the fifty-two weeks ended January 1, 2005 and the fifty-three weeks January 3, 2004 are as follows:

	Fiscal Year

	2004	2003

Net sales	$27,651,703	$24,842,426

Net earnings	$232,081	$160,450

Earnings per share
Basic	$1.49	$1.06

Diluted	$1.45	$1.05

      To protect the value of the Company’s U.S. dollar investment in the acquisition of Tech Pacific, which was denominated in Australian dollars, the Company entered into a forward currency exchange contract for a notional amount equal to 537,000 Australian dollars. The forward exchange contract was entered at an agreed forward contract price of 0.71384 U.S. dollar to one Australian dollar. This forward exchange contract was settled concurrent with the Company’s payment of the purchase price for Tech Pacific on November 10, 2004, the closing date of the acquisition at a gain of $23,120.
      In connection with the Company’s acquisition of Tech Pacific, the parties agreed that 35,000 Australian dollars, or approximately $27,000, of the purchase price shall be held in an escrow account of which 10,000 Australian dollars, or approximately $8,000, was released on March 1, 2005. The balance of 25,000 Australian dollars or approximately $19,000 remains in escrow pending resolution of claims from Ingram Micro for various indemnities by the sellers under the purchase agreement.
      In July 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Nimax, Inc., a privately held distributor of automatic identification and data capture and point-of-sale solutions. The purchase price, consisting of a cash payment of $8,749 in 2004 and $1,000 payable on or before October 31, 2006, was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $918 of other amortizable intangible assets primarily related to customer and vendor relationships. No goodwill was recorded in this transaction. In addition to the cash payment, the purchase agreement requires the Company to pay the seller up to $6,000 at the end of two years, based on a specified earn-out formula, which will be recorded as an adjustment to the purchase price, if paid.
      The results of operations for the companies acquired other than Tech Pacific were not material to the Company’s consolidated results of operations on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented for those acquisitions.

Note 5 —	Accounts Receivable
      The Company has trade accounts receivable financing facilities in Europe, which provide up to approximately $209,000 of additional financing capacity, depending upon the level of trade accounts receivable eligible to be transferred or sold. At December 31, 2005 and January 1, 2005, the Company had no trade accounts receivable sold to and held by third parties under the European program. At December 31, 2005, the Company’s actual aggregate capacity under this program, based on eligible accounts receivable, was approximately $207,343.
      The Company is required to comply with certain financial covenants under some of its European financing facilities, including minimum tangible net worth, restrictions on funded debt, interest coverage and trade accounts receivable portfolio performance covenants. The Company is also restricted in the amount of

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dividends it can pay as well as the amount of common stock that it can repurchase annually. At December 31, 2005, the Company was in compliance with all covenants or other requirements set forth in its accounts receivable financing programs discussed above.
      Losses in the amount of $1,552, $5,015 and $10,206 for the fiscal years 2005, 2004 and 2003, respectively, related to the sale of trade accounts receivable under these facilities, or off-balance sheet debt, are included in Other expense (income) in the Company’s consolidated statement of income.

Note 6 —	Property and Equipment
      Property and equipment consist of the following:

	Fiscal Year End

	2005	2004

Land	$2,041	$1,334
Buildings and leasehold improvements	138,071	136,328
Distribution equipment	204,679	206,615
Computer equipment and software	284,505	291,097

	629,296	635,374
Accumulated depreciation	(449,861)	(436,241)

	$179,435	$199,133

Note 7 —	Long-Term Debt
      The Company’s debt consists of the following:

	Fiscal Year End

	2005	2004

Senior subordinated notes	$—	$213,894
North American revolving trade accounts receivable-backed financing facilities	343,026	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities	112,624	132,289
Revolving unsecured credit facilities and other debt	149,217	168,649

	604,867	514,832
Current maturities of long-term debt	(149,217)	(168,649)

	$455,650	$346,183

      On July 29, 2004, the Company entered into a revolving accounts receivable-based financing program in the U.S., which provides for up to $500,000 in borrowing capacity secured by substantially all U.S.-based receivables. At the option of the Company, the program may be increased to as much as $600,000 at any time prior to July 29, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. This facility expires on March 31, 2008. At December 31, 2005 and January 1, 2005, the Company had borrowings of $304,300 and $0, respectively, under this revolving accounts receivable-based financing program.
      At December 31, 2005, the Company has a trade accounts receivable-based financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150,000 Canadian dollars, or approximately $129,000. The interest rate on this facility is dependent on the designated

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commercial paper rates plus a predetermined margin at the drawdown date. At December 31, 2005 and January 1, 2005, the Company had borrowings of $38,726 and $0, respectively, under this trade accounts receivable-based financing program.
      In June 2002, the Company entered into a three-year European revolving trade accounts receivable-backed financing facility supported by the trade accounts receivable of a subsidiary in Europe for Euro 107,000, or approximately $126,000 at December 31, 2005, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. On July 1, 2005, the Company extended this facility under the same terms and conditions for another two years. In January 2004, the Company entered into another three-year European revolving trade accounts receivable-backed financing facility supported by the trade accounts receivable of two other subsidiaries in Europe for Euro 230,000, or approximately $271,000 at December 31, 2005, with the same financial institution and related issuer of third-party commercial paper. On January 13, 2006, the Company extended this facility under the same terms and conditions for another three years. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At December 31, 2005 and January 1, 2005, the Company had no borrowings under these European revolving trade accounts receivable-backed financing facilities.
      In November 2004, the Company assumed from Tech Pacific a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 200,000 Australian dollars (increased to 250,000 Australian dollars in April 2005, or $183,000 at December 31, 2005), with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. This facility has no fixed repayment terms prior to maturity. At December 31, 2005 and January 1, 2005, the Company had borrowings of $112,624 and $132,289, respectively, under this facility.
      The Company’s ability to access financing under its North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At December 31, 2005, the Company’s actual aggregate available capacity under these programs was approximately $962,000 based on eligible accounts receivable, of which approximately $455,650 of such capacity was outstanding. The Company could, however, lose access to all or part of its financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, the Company could lose access to all or part of its financing with respect to the January 2004 European facility as a result of the rescission of its authorization to collect the receivables by the relevant supplier under applicable local law. Based on the Company’s assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to the Company under these programs, and the remoteness of such contingencies, the Company believes that it is unlikely that any of these risks will materialize in the near term.
      In July 2005, the Company terminated its $150,000 revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in December 2005. On the same day, the Company entered into a new three-year $175,000 revolving senior unsecured credit facility with a new bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on its debt ratings and its leverage ratio. At December 31, 2005 and January 1, 2005, the Company had no borrowings under the current and the former credit facility, respectively. The current and the former credit facility can also be used to support letters of credit. At December 31, 2005 and January 1, 2005, letters of credit totaling $21,235 and $24,255, respectively, were issued to certain vendors and financial institutions to

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
support purchases by its subsidiaries, payment of insurance premiums and flooring arrangements. The Company’s available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.
      In December 2005, the Company’s 80,000 Australian dollars multi-currency secured revolving loan facility matured. On the same day, the Company entered into a new three-year 100,000 Australian dollars, or approximately $73,000 at December 31, 2005, senior unsecured credit facility with a bank syndicate. The interest rate on the new revolving senior unsecured credit facility is based on Australian or New Zealand LIBOR, depending on funding currency, plus a predetermined margin that is based on the Company’s debt ratings and its leverage ratio. At December 31, 2005 and January 1, 2005, the Company had borrowings of $14,357 under the current facility and $0 borrowings under the former credit facility, respectively. The current and the former credit facility can also be used to support letters of credit. At December 31, 2005 and January 1, 2005, letters of credit totaling $0 and $24,129, respectively, were issued to certain financial institutions to support purchases by the Company’s subsidiaries or local borrowings made available to certain of its subsidiaries in Asia-Pacific region. The Company’s available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.
      On August 16, 2001, the Company sold $200,000 of 9.875% senior subordinated notes due 2008 at an issue price of 99.382%, resulting in net cash proceeds of approximately $195,084, net of issuance costs of approximately $3,680. Interest on the notes was payable semi-annually in arrears on each February 15 and August 15. On the same date, the Company also entered into interest-rate swap agreements with two financial institutions, the effect of which was to swap the fixed-rate obligation on the senior subordinated notes for a floating rate obligation equal to 90-day LIBOR plus 4.260%. At January 1, 2005, the marked-to-market value of the interest-rate swap amounted to $14,533 and was recorded in other assets with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior subordinated notes to $213,894 at January 1, 2005.
      On August 15, 2005, the Company redeemed all of its outstanding $200,000 of 9.875% senior subordinated notes due 2008 in accordance with the terms of its indenture. The notes were redeemed at a redemption price of 104.938% of the principal amount of each note, plus accrued but unpaid interest. Concurrently with the redemption of the notes, the Company terminated its position under the interest-rate swap agreements. These actions resulted in an aggregate loss of approximately $8,413 consisting of a loss of $9,876 on the redemption of the senior subordinated notes and $2,612 on the write-off of the remaining unamortized debt issuance and discount costs, partially offset by the gains of $4,075 on the settlement of the interest-rate swap agreements. The redemption of the notes was financed through the Company’s existing borrowing capacity and cash.
      The Company also has additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $593,000 at December 31, 2005. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 31, 2005 and January 1, 2005, the Company had $134,860 and $168,649, respectively, outstanding under these facilities. At December 31, 2005 and January 1, 2005, letters of credit totaling approximately $53,367 and $30,525, respectively, were issued principally to certain vendors to support purchases by the Company’s subsidiaries. The issuance of these letters of credit reduces its available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.1% and 5.0% per annum at December 31, 2005 and January 1, 2005, respectively.
      The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. The Company is also restricted in the amount of additional indebtedness it can incur, dividends it can pay, as well

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as the amount of common stock that it can repurchase annually. At December 31, 2005, the Company was in compliance with all covenants or other requirements set forth in the credit agreements or other agreements with the Company’s creditors discussed above.

Note 8 —	Income Taxes
      The components of income before income taxes consist of the following:

	Fiscal Year

	2005	2004	2003

United States	$80,263	$85,757	$36,477
Foreign	221,674	177,519	79,317

Total	$301,937	$263,276	$115,794

      The provision for (benefit from) income taxes consist of the following:

	Fiscal Year

	2005	2004	2003

Current:
Federal	$19,933	$23,173	$414
State	260	1,369	—
Foreign	48,014	44,686	20,082

	68,207	69,228	20,496

Deferred:
Federal	(7,044)	(31,729)	(55,630)
State	2,381	2,118	2,069
Foreign	21,487	3,758	(342)

	16,824	(25,853)	(53,903)

Provision for (benefit from) income taxes	$85,031	$43,375	$(33,407)

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Fiscal Year End

	2005	2004

Net deferred tax assets and (liabilities):
Net operating loss carryforwards	$50,990	$62,878
Allowance on accounts receivable	14,623	22,660
Available tax credits	24,587	23,299
Inventories	(2,003)	(6,838)
Realized gains on available-for-sale securities not currently taxable	(2,711)	(9,108)
Depreciation and amortization	(40,318)	(38,189)
Employee benefits and compensation	32,307	29,025
Restructuring charges	2,469	3,393
Reserves and accruals	57,285	22,767
Other	4,266	5,133

	141,495	115,020
Valuation allowance	(27,417)	(16,477)

Total	$114,078	$98,543

      Net current deferred tax assets of $73,948 and $92,553 were included in other current assets at December 31, 2005 and January 1, 2005, respectively. Net non-current deferred tax assets of $40,130 and $5,990 were included in other assets of December 31, 2005 and January 1, 2005, respectively. The net increase in valuation allowance of $10,940 at December 31, 2005 primarily represents additional allowance for net operating losses and other temporary items in certain jurisdictions, as recovery of these assets are not considered likely.
      At December 28, 2002, the Company had deferred tax liabilities of $2,418, $42,131 and $76,098 related to the gains of $6,535, $111,458, and $201,318, respectively, realized on the sales of Softbank common stock in 2002, 2000, and 1999, respectively. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. The Company’s U.S. federal tax returns were closed in September 2004 and 2003 for the fiscal years 2000 and 1999, respectively, and certain state returns for fiscal years 2000 and 1999 were closed in the third and fourth quarters of 2004, which resolved these matters for tax purposes in those jurisdictions. Accordingly, the Company reversed the related federal and certain state deferred tax liabilities of $39,978 and $1,100 associated with the gains on the 2000 and 1999 sales in the third and fourth quarters of 2004, respectively, while it reversed the related federal deferred tax liability of $70,461 associated with the gain on the 1999 sale in the third quarter of 2003, thereby reducing its income tax provisions for both years in the consolidated statement of income. In 2005, the Company had settled and paid the tax liabilities of $1,441 and $2,779 associated with the gains realized in 2000 and 1999, respectively, with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $967 and $1,418 related to tax years in 2000 and 1999, respectively, for such tax

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
jurisdictions. Although the Company reviews its assessments of the remaining tax liability on a regular basis, at December 31, 2005, the Company cannot currently determine when the remaining tax liabilities of $2,503 ($2,711 including estimated interest) related to these gains will be finally resolved with the taxing authorities, or if the taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. The U.S. Internal Revenue Service is in the process of examining the Company’s federal tax returns for fiscal years 2001 to 2003.
      Reconciliation of statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	Fiscal Year

	2005	2004	2003

U.S. statutory rate	$105,678	$92,147	$40,528
Reversal of Softbank federal deferred tax liability	(2,385)	(41,078)	(70,461)
State income taxes, net of federal income tax benefit	1,391	2,266	1,345
Effect of international operations	(21,965)	(10,210)	(4,021)
Other	2,312	250	(798)

Total tax provision	$85,031	$43,375	$(33,407)

      The Company had net operating tax loss carryforwards of $229,497 (a valuation allowance has been provided related to $108,771 of this amount). Approximately 80% of the remaining net operating loss carryforwards of $120,726 have no expiration date and the remainder expire through the year 2025.
      The Company does not provide for income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. The amount of the foreign undistributed earnings is not practicably determinable.
      The AJCA was signed into law in October 2004, which allows the Company to repatriate up to $500,000 of permanently reinvested foreign earnings in 2005 at an effective tax rate of 5.25%. The Company opted not to take advantage of this new provision of the AJCA.

Note 9 —	Transactions with Related Parties
      In 2005, the Company has loans receivable from certain of its non-executive associates. These loans, individually ranging up to $290, have interest rates ranging from 2.84% to 6.23% per annum and are payable up to six years. Loans to executive officers, unless granted prior to their election to such position, were granted and approved by the Human Resources Committee of the Company’s Board of Directors prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. No material modification or renewals to these loans to executive officers have been made since that date or subsequent to the employee’s election as an executive officer of the Company, if later. At December 31, 2005 and January 1, 2005, the Company’s employee loans receivable balance was $566 and $548, respectively.
      In July 2005, the Company assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who are now employed with Ingram Micro. These include agreements with two of the representative companies to sell products on the Company’s behalf for a commission. In fiscal 2005, total sales generated by these companies were approximately $8,200, resulting in the Company’s recording of a commission expense of approximately $187. In addition, the Company also assumed the operating lease agreement for a facility in Taunton, Massachusetts owned by the former owners of AVAD with an annual rental expense of approximately $200 up to January 2024. In fiscal 2005, rent expense under this lease was approximately $100.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 30.6 million Brazilian reais, including interest and penalties computed through December 31, 2005, or approximately $13.1 million at December 31, 2005, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on its consolidated results of operations or cash flows.
      The Company received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. The Company also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. On January 4, 2006, McAfee and the SEC made public the terms of a settlement they had reached with respect to McAfee. The Company continues to cooperate fully with the SEC and the Department of Justice in their inquiries. The Company is engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. The Company cannot predict with certainty the outcome of these discussions, nor their timing, nor can it reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to the Company’s consolidated results of operations or cash flows.
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
      In September 2005, the Company entered into an agreement with a leading global business process outsource service provider. The services to be provided include selected North America positions in finance and shared services, customer service, vendor management and selected U.S. positions in technical support

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and inside sales (excluding field sales and management positions). This agreement expires in September 2010, but is cancelable at the option of the Company subject to payment of termination fees.
      The Company also leases the majority of its facilities and certain equipment under noncancelable operating leases. Renewal and purchase options at fair values exist for a substantial portion of the leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2005, 2004 and 2003 was $111,342, $110,826 and $89,809, respectively.
      Future minimum rental commitments on operating leases that have remaining noncancelable lease terms in excess of one year as well as minimum contractual payments under the IT and business process outsourcing agreements as of December 31, 2005 were as follows:

2006	$87,230
2007	79,881
2008	71,087
2009	68,572
2010	45,376
Thereafter	81,588

$433,734

      The above minimum payments have not been reduced by minimum sublease rental income of $43,778 due in the future under noncancelable sublease agreements as follows: $3,647, $4,330, $4,473, $4,848, $4,743 and $21,737 in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

Note 11 —	Segment Information
      The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations.
      Geographic areas in which the Company operated during 2005 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information by geographic segments is as follows:

	As of and for the Fiscal Year Ended

	2005	2004	2003

Net sales
North America
Sales to unaffiliated customers	$12,216,790	$11,776,679	$10,964,761
Intergeographic sales	177,299	150,137	130,804
Europe	10,424,026	9,839,185	8,267,000
Asia-Pacific	4,843,135	2,741,608	2,319,982
Latin America	1,324,361	1,104,599	1,061,274
Eliminations of intergeographic sales	(177,299)	(150,137)	(130,804)

Total	$28,808,312	$25,462,071	$22,613,017

Income (loss) from operations
North America	$157,624	$130,321	$94,501
Europe	143,377	129,754	73,248
Asia-Pacific	39,768	9,796	(10,335)
Latin America	21,417	13,496	(1,221)

Total	$362,186	$283,367	$156,193

Identifiable assets
North America	$4,148,828	$3,812,388	$3,387,133
Europe	1,894,641	2,105,086	1,668,710
Asia-Pacific	639,574	690,047	173,573
Latin America	351,947	319,216	244,746

Total	$7,034,990	$6,926,737	$5,474,162

Capital expenditures
North America	$14,634	$19,767	$23,128
Europe	14,073	13,880	7,317
Asia-Pacific	9,266	2,211	2,182
Latin America	869	1,127	2,376

Total	$38,842	$36,985	$35,003

Depreciation and amortization
North America	$33,193	$34,631	$55,426
Europe	14,260	17,580	17,491
Asia-Pacific	14,228	3,426	3,194
Latin America	2,657	2,020	2,408

Total	$64,338	$57,657	$78,519

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment is as follows:

	Fiscal Year

	2005	2004	2003

Reorganization costs
North America	$9,649	$(2,234)	$11,234
Europe	(82)	(978)	9,202
Asia-Pacific	6,709	316	74
Latin America	—	—	1,060

Total	$16,276	$(2,896)	$21,570

Other profit enhancement program costs:
Charged to cost of sales
Europe	$—	$—	$443

Charged to operating expenses
North America	$16,933	$—	$17,399
Europe	—	—	5,964
Asia-Pacific	6,002	—	—

Total	$22,935	$—	$23,363

Note 12 — Stock Options and Equity Incentive Plans
      The following summarizes the Company’s existing stock option and equity incentive plans.

Equity Incentive Plans
      In 2003, the Company’s shareowners approved the Ingram Micro Inc. 2003 Equity Incentive Plan, which replaced the Company’s three existing shareowner-approved equity incentive plans, the 1996, 1998 and 2000 Equity Incentive Plans (collectively called “the Equity Incentive Plans”), for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. As of December 31, 2005, approximately 18,100,000 shares were available for grant. Options granted under the Equity Incentive Plans were issued at exercise prices ranging from $9.75 to $53.56 per share and have expiration dates not longer than 10 years from the date of grant. The options granted generally vest over a period of three years.
      In 2005, 2004 and 2003, the Company granted a total of 52,129, 35,019 and 40,676 shares, respectively, of restricted Class A Common Stock to board members under the Equity Incentive Plans. These shares have no purchase price and vest over a one-year period. The Company recorded unearned compensation in 2005, 2004 and 2003 of $925, $589 and $460 respectively, as a component of stockholders’ equity upon issuance of these grants. In addition, in 2005, the Company granted to certain employees a total of 5,800 restricted stock units convertible upon vesting to the same number of Class A Common Stock under the Equity Incentive Plans. These units have no purchase price and vest over a period of one to three years. The Company recorded unearned compensation in 2005 of $107 as a component of stockholders’ equity upon issuance of these units.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2001, the Human Resources Committee of the Company’s Board of Directors authorized a modification of the exercise schedule to retirees under the Equity Incentive Plans. The modification extended the exercise period upon retirement (as defined in the Equity Incentive Plans) from 12 months to 60 months for outstanding options as of August 1, 2001 and for all options granted thereafter, but not to exceed the contractual life of the option. Compensation expense will be recorded upon the retirement of eligible employees (associates 50 years of age and older who have five or more years of service) and is calculated based on the excess of the fair value of the Company’s stock on the modification date ($14.28 per share) over the exercise price of the modified option multiplied by the number of vested but unexercised options outstanding upon retirement. A noncash compensation charge of $353, $935 and $785 was recorded in 2005, 2004 and 2003, respectively, relating to this modification. In addition, a noncash compensation charge of $398 was recorded in 2005, relating to a stock modification for an extension of the exercise period for certain stock options of an executive who has retired from the Company.
      A summary of activity under the Company’s stock option plans is presented below:

		Weighted-
	Shares	Average
	(000s)	Exercise Price

Outstanding at December 28, 2002	29,392	$16.42
Stock options granted during the year	10,445	11.23
Stock options exercised	(1,106)	9.28
Forfeitures	(2,297)	15.71

Outstanding at January 3, 2004	36,434	15.19
Stock options granted during the year	6,750	15.47
Stock options exercised	(6,695)	12.62
Forfeitures	(3,830)	17.25

Outstanding at January 1, 2005	32,659	15.40
Stock options granted during the year	4,748	17.28
Stock options exercised	(3,576)	13.78
Forfeitures	(3,273)	17.86

Outstanding at December 31, 2005	30,558	15.61

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2005 (000s)	Life	Price	2005 (000s)	Price

$ 9.75 – $12.35	8,455	6.3	$11.29	6,255	$11.35
$12.56 – $15.90	9,213	7.2	14.13	5,414	13.62
$16.10 – $19.93	11,013	6.8	17.48	6,882	17.26
$20.00 – $27.00	281	1.7	25.26	269	25.48
$27.88 – $53.56	1,596	0.7	32.57	1,596	32.57

	30,558	6.4	15.61	20,416	15.79

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options exercisable totaled approximately 20,416,000, 18,470,000 and 20,637,000 at December 31, 2005, January 1, 2005 and January 3, 2004, respectively, at weighted-average exercise prices of $15.79, $16.74 and $16.92, respectively.

Employee Stock Purchase Plans
      In 1998, the Board of Directors and the Company’s shareowners approved the 1998 Employee Stock Purchase Plan (the “Plan”) under which 3,000,000 shares of the Company’s Class A Common Stock could be sold to employees. Under the Plan, employees could elect to have between 1% and 6% of their earnings withheld to be applied to the purchase of these shares. The purchase price under the Plan was the lesser of the market price on the beginning or ending date of the offering periods. Under the 1998 Plan, offerings were made both in January and July of 2003 and 2002. The 2003 and 2002 offerings ended on December 31, 2003 and 2002, respectively. In January 2004 and 2003, the Company issued approximately 64,000 and 38,000 of the authorized shares and converted $758 and $475, respectively, in accrued employee contributions into stockholders’ equity as a result. This Plan was discontinued by the Company effective fiscal year 2004.

Employee Benefit Plans
      The Company’s employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by the Company at stipulated percentages. The Company’s contributions charged to expense were $3,498 in 2005, $4,476 in 2004, and $4,133 in 2003.
Note 13 — Common Stock
      The Company has two classes of Common Stock, consisting of 500,000,000 authorized shares of $0.01 par value Class A Common Stock and 135,000,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000,000 authorized shares of $0.01 par value Preferred Stock. Class A stockholders are entitled to one vote on each matter to be voted on by the stockholders whereas Class B stockholders are entitled to ten votes on each matter voted on by the stockholders. The two classes of stock have the same rights in all other respects.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were no issued and outstanding shares of Class B Common Stock during the three-year period ended December 31, 2005. The detail of changes in the number of issued and outstanding shares of Class A Common Stock for the three-year period ended December 31, 2005, is as follows:

Class A

December 28, 2002	150,778,355
Stock options exercised	1,106,229
Grant of restricted Class A Common Stock	40,676
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	38,407

January 3, 2004	151,963,667
Stock options exercised	6,695,330
Grant of restricted Class A Common Stock	35,019
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	63,545
Surrender of restricted Class A Common Stock associated with payment of withholding tax	(19,663)

January 1, 2005	158,737,898
Stock options exercised	3,576,256
Grant of restricted Class A Common Stock	52,129

December 31, 2005	162,366,283

INGRAM MICRO INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of
Description	of Year	Expenses	Deductions	Other(*)	Year

	(Dollars in 000s)
Allowance for doubtful accounts receivable and sales returns:
2005	$93,465	$22,060	$(32,744)	$(950)	$81,831
2004	91,613	28,325	(38,017)	11,544	93,465
2003	89,889	54,096	(56,046)	3,674	91,613

*	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ingram Micro Inc.:
      We have completed integrated audits of Ingram Micro Inc.’s December 31, 2005 and January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its January 3, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
      As described in Management’s Report on Internal Control over Financial Reporting, management has excluded AVAD from its assessment of internal control over financial reporting as of December 31, 2005 because the Company acquired certain assets of AVAD in July 2005. We have also excluded AVAD from our audit of internal control over financial reporting. AVAD is a wholly owned subsidiary of the Company whose total assets and total revenues are less than 3% and 1% of the Company’s consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2005.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
March 13, 2006

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
      We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2005.
      We have excluded AVAD from our assessment of internal control over financial reporting as of December 31, 2005 because the Company acquired certain assets of AVAD in July 2005. AVAD is a wholly owned subsidiary of the Company whose total assets and total revenues are less than 3% and 1% of the Company’s consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
      Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III
      Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.
      The Notice and Proxy Statement for the 2006 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) 1. Financial Statements

See “Index to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplemental Data” of this Annual Report.
      (a) 2. Financial Statement Schedules

See “Financial Statement Schedule II — Valuation and Qualifying Accounts” of this Annual Report under “Item 8. Financial Statements and Supplemental Data.”
      (a) 3. List of Exhibits

Exhibit
No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))
3.3	Amended and Restated Bylaws of the Company dated April 6, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 7, 2005 (the “4/7/05 8-K”))
4.1	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)
10.1	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))
10.2	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)
10.3	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)
10.4	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)

Exhibit
No.	Exhibit

10.5	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)
10.6	Retirement Programs — Ingram Micro Amended and Restated 401(k) Investment Plan
10.7	Retirement Programs — Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2004 fiscal year (the “2004 10-K”))
10.8	Retirement Programs — First Amendment to Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.7 to the 2004 10-K)
10.9	Retirement Programs — 2005 Compensation Deferral Agreement for Kevin M. Murai
10.10	Retirement Programs — 2006 Compensation Deferral Agreement for Kevin M. Murai
10.11	Equity-Based Compensation Programs — Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
10.12	Equity-Based Compensation Programs — Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)
10.13	Equity-Based Compensation Programs — Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year (the “1998 10-K”))
10.14	Equity-Based Compensation Programs — Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)
10.15	Equity-Based Compensation Programs — Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))
10.16	Equity-Based Compensation Programs — Ingram Micro Inc. 2003 Equity Incentive Plan ((the “2003 Plan”) incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))
10.17	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the 1999 fiscal year (the “1999 10-K)
10.18	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.19	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.20	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)
10.21	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the 2002 fiscal year (the “2002 10-K”)
10.22	Amendment to Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”)
10.23	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)
10.24	Executive Officer Severance Policy adopted October 2003 (incorporated by reference to Exhibit 10.52 to the 2003 10-K)
10.25	2003 Executive Retention Agreement with Michael J. Grainger dated December 19, 2003 (incorporated by reference to Exhibit 10.46 to the 2003 10-K)
10.26	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 31, 2005)
10.27	2001 Executive Retention Plan Award Payment Deferral Confirmation to Henri T. Koppen (filed as Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 6, 2006)

Exhibit
No.	Exhibit

10.28	Compensation Agreement — Form of Board of Directors Compensation Election Form (Committee Chairman) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on December 23, 2004 (the “12/23/04 8-K”))
10.29	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Committee Chairman) (incorporated by reference to Exhibit 99.5 to the 12/23/04 8-K)
10.30	Compensation Agreement — Form of Board of Directors Distribution Election and Beneficial Designation Form (incorporated by reference to Exhibit 99.6 to the 12/23/04 8-K)
10.31	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.7 to the 12/23/04 8-K)
10.32	Compensation Agreement — Form of Board of Directors Compensation Deferral Election Form (incorporated by reference to Exhibit 99.8 to the 12/23/04 8-K)
10.33	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (U.S.) for awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 16, 2005 (the “12/16/05 8-K”))
10.34	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (Non-U.S.) for awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.2 to the 12/16/05 8-K)
10.35	Compensation Agreement — Form of Restricted Stock Award Agreement for time-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.3 to the 12/16/05 8-K)
10.36	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for time-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.4 to the 12/16/05 8-K)
10.37	Compensation Agreement — Form of Restricted Stock Award Agreement for performance-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.5 to the 12/16/05 8-K)
10.38	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for performance-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.6 to the 12/16/05 8-K)
10.39	Summary of Annual Executive Incentive Award Program
10.40	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”) (incorporated by reference to Exhibit 10.41 to the 2002 10-K)
10.41	Amendment No. 1 dated as of February 20, 2003 to the 2002 Credit Agreement (incorporated by reference to Exhibit 10.42 to the 2002 10-K)
10.42	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holding GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)
10.43	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (the “2004 Q2 10-Q”))
10.44	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.45	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)

Exhibit
No.	Exhibit

10.46	Credit Agreement dated effective as of July 29, 2005 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, ABN AMRO Bank N.V., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2005)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on August 24, 2005)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Amended and Restated Corporate Governance Guidelines of Ingram Micro Inc., dated April 6, 2005 (incorporated by reference to Exhibit 99.2 to the 4/7/05 8-K)

SIGNATURES
      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd

Larry C. Boyd
Senior Vice President, Secretary
and General Counsel
March 14, 2006
      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Gregory M. E. Spierkel Gregory M. E. Spierkel	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ Kevin M. Murai Kevin M. Murai	President and Chief Operating Officer and Director	March 14, 2006

/s/ William D. Humes William D. Humes	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 14, 2006

/s/ Kent B. Foster Kent B. Foster	Chairman of the Board	March 14, 2006

/s/ Howard I. Atkins Howard I. Atkins	Director	March 14, 2006

/s/ John R. Ingram John R. Ingram	Director	March 14, 2006

/s/ Martha R. Ingram Martha R. Ingram	Director	March 14, 2006

/s/ Orrin H. Ingram Orrin H. Ingram II	Director	March 14, 2006

/s/ Dale R. Laurance Dale R. Laurance	Director	March 14, 2006

Signature	Title	Date

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	March 14, 2006

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	March 14, 2006

/s/ Michael T. Smith Michael T. Smith	Director	March 14, 2006

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 14, 2006

EXHIBIT INDEX

Exhibit
No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-69816) (the “2001 S-4”))
3.3	Amended and Restated Bylaws of the Company dated April 6, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 7, 2005 (the “4/7/05 8-K”))
4.1	Indenture between the Company as Issuer and Bank One Trust Corp., N.A. as Trustee, dated as of August 16, 2001, relating to 9 7/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the 2001 S-4)
10.1	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))
10.2	Thrift Plan Liquidity Agreement dated as of November 6, 1996 among the Company and the Ingram Thrift Plan (incorporated by reference to Exhibit 10.16 to the Thrift Plan S-1)
10.3	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)
10.4	Employee Benefits Transfer and Assumption Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.19 to the Thrift Plan S-1)
10.5	Amended and Restated Exchange Agreement dated as of November 6, 1996 among the Company, Ingram Industries, Ingram Entertainment and the other parties thereto (incorporated by reference to Exhibit 10.21 to the Thrift Plan S-1)
10.6	Retirement Programs — Ingram Micro Amended and Restated 401(k) Investment Plan
10.7	Retirement Programs — Ingram Micro Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2004 fiscal year (the “2004 10-K”))
10.8	Retirement Programs — First Amendment to Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.7 to the 2004 10-K)
10.9	Retirement Programs — 2005 Compensation Deferral Agreement for Kevin M. Murai
10.10	Retirement Programs — 2006 Compensation Deferral Agreement for Kevin M. Murai
10.11	Equity-Based Compensation Programs — Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
10.12	Equity-Based Compensation Programs — Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)
10.13	Equity-Based Compensation Programs — Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year (the “1998 10-K”))
10.14	Equity-Based Compensation Programs — Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the 1998 10-K)
10.15	Equity-Based Compensation Programs — Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))
10.16	Equity-Based Compensation Programs — Ingram Micro Inc. 2003 Equity Incentive Plan ((the “2003 Plan”) incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))
10.17	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the 1999 fiscal year (the “1999 10-K)

Exhibit
No.	Exhibit

10.18	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.19	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.20	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)
10.21	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the 2002 fiscal year (the “2002 10-K”)
10.22	Amendment to Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”)
10.23	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)
10.24	Executive Officer Severance Policy adopted October 2003 (incorporated by reference to Exhibit 10.52 to the 2003 10-K)
10.25	2003 Executive Retention Agreement with Michael J. Grainger dated December 19, 2003 (incorporated by reference to Exhibit 10.46 to the 2003 10-K)
10.26	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 31, 2005)
10.27	2001 Executive Retention Plan Award Payment Deferral Confirmation to Henri T. Koppen (filed as Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 6, 2006)
10.28	Compensation Agreement — Form of Board of Directors Compensation Election Form (Committee Chairman) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on December 23, 2004 (the “12/23/04 8-K”))
10.29	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Committee Chairman) (incorporated by reference to Exhibit 99.5 to the 12/23/04 8-K)
10.30	Compensation Agreement — Form of Board of Directors Distribution Election and Beneficial Designation Form (incorporated by reference to Exhibit 99.6 to the 12/23/04 8-K)
10.31	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.7 to the 12/23/04 8-K)
10.32	Compensation Agreement — Form of Board of Directors Compensation Deferral Election Form (incorporated by reference to Exhibit 99.8 to the 12/23/04 8-K)
10.33	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (U.S.) for awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 16, 2005 (the “12/16/05 8-K”))
10.34	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (Non-U.S.) for awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.2 to the 12/16/05 8-K)
10.35	Compensation Agreement — Form of Restricted Stock Award Agreement for time-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.3 to the 12/16/05 8-K)
10.36	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for time-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.4 to the 12/16/05 8-K)
10.37	Compensation Agreement — Form of Restricted Stock Award Agreement for performance-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.5 to the 12/16/05 8-K)
10.38	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for performance-vested awards granted under the 2003 Plan (incorporated by reference to Exhibit 99.6 to the 12/16/05 8-K)
10.39	Summary of Annual Executive Incentive Award Program
10.40	US$150,000,000 Credit Agreement dated as of December 13, 2002 among the Company, as Initial Borrower and Guarantor, Ingram European Coordination Center N.V., as Initial Borrower, certain financial institutions as the Lenders, ABN AMRO Bank N.V., as the Syndication Agent for the Lenders and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (the “2002 Credit Agreement”) (incorporated by reference to Exhibit 10.41 to the 2002 10-K)

Exhibit
No.	Exhibit

10.41	Amendment No. 1 dated as of February 20, 2003 to the 2002 Credit Agreement (incorporated by reference to Exhibit 10.42 to the 2002 10-K)
10.42	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holding GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)
10.43	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (the “2004 Q2 10-Q”))
10.44	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.45	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)
10.46	Credit Agreement dated effective as of July 29, 2005 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, ABN AMRO Bank N.V., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2005)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on August 24, 2005)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Amended and Restated Corporate Governance Guidelines of Ingram Micro Inc., dated April 6, 2005 (incorporated by reference to Exhibit 99.2 to the 4/7/05 8-K)