Form 10-Q
period 2006-04-01
INGRAM MICRO INC
filed 2006-05-08
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________
Commission file number: 1-12203
Ingram Micro Inc.
(Exact name of Registrant as specified in its charter)

Delaware	62-1644402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 164,632,676 shares of Class A Common Stock, par value $0.01 per share, outstanding at
April 1, 2006.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)
(Unaudited)

	April 1,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$326,262	$324,481
Trade accounts receivable (less allowances of $83,225 and $81,831)	3,087,211	3,186,115
Inventories	2,193,118	2,208,660
Other current assets	336,182	352,042

Total current assets	5,942,773	6,071,298

Property and equipment, net	175,020	179,435
Goodwill	637,810	638,416
Other	146,733	145,841

Total assets	$6,902,336	$7,034,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,264,809	$3,476,845
Accrued expenses	407,412	479,422
Current maturities of long-term debt	117,177	149,217

Total current liabilities	3,789,398	4,105,484

Long-term debt, less current maturities	526,805	455,650
Other liabilities	35,219	35,258

Total liabilities	4,351,422	4,596,392

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 164,632,676 and 162,366,283 shares issued and outstanding	1,646	1,624
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	913,398	874,984
Retained earnings	1,600,482	1,538,761
Accumulated other comprehensive income	35,388	23,324
Unearned compensation	—	(95)

Total stockholders’ equity	2,550,914	2,438,598

Total liabilities and stockholders’ equity	$6,902,336	$7,034,990

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Net sales	$7,598,845	$7,051,992

Cost of sales	7,193,301	6,672,519

Gross profit	405,544	379,473

Operating expenses:
Selling, general and administrative	307,151	300,555
Reorganization costs	(524)	2,692

	306,627	303,247

Income from operations	98,917	76,226

Other expense (income):
Interest income	(2,037)	(1,003)
Interest expense	12,636	11,780
Net foreign exchange loss (gain)	(233)	1,938
Other	2,827	1,988

	13,193	14,703

Income before income taxes	85,724	61,523

Provision for income taxes	24,003	19,072

Net income	$61,721	$42,451

Basic earnings per share	$0.38	$0.27

Diluted earnings per share	$0.36	$0.26

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net income	$61,721	$42,451
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	15,204	15,370
Stock-based compensation under FAS 123R	7,953	—
Excess tax benefit from stock-based compensation under FAS 123R	(2,839)	—
Noncash charges for interest and other compensation	93	617
Deferred income taxes	3,081	7,475
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	86,243	274,276
Inventories	6,172	203,818
Other current assets	9,835	143,088
Accounts payable	(174,070)	(649,585)
Accrued expenses	(27,207)	(176,934)

Cash used by operating activities	(13,814)	(139,424)

Cash flows from investing activities:
Purchases of property and equipment	(7,285)	(9,029)
Acquisitions, net of cash acquired	(30,542)	(1,353)

Cash used by investing activities	(37,827)	(10,382)

Cash flows from financing activities:
Proceeds from exercise of stock options	31,299	6,063
Excess tax benefit from stock-based compensation under FAS 123R	2,839	—
Change in book overdrafts	(24,401)	(57,438)
Net proceeds from debt	38,644	72,969

Cash provided by financing activities	48,381	21,594

Effect of exchange rate changes on cash and cash equivalents	5,041	(10,203)

Increase (decrease) in cash and cash equivalents	1,781	(138,415)

Cash and cash equivalents, beginning of period	324,481	398,423

Cash and cash equivalents, end of period	$326,262	$260,008

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of April 1, 2006, and its results of operations and cash flows for the thirteen weeks ended April 1, 2006 and April 2, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005. The results of operations for the thirteen weeks ended April 1, 2006 may not be indicative of the results of operations that can be expected for the full year.
Note 2 — Earnings Per Share
     The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock awards and other commitments to issue common stock were exercised using the treasury stock method or the if-converted method, where applicable.
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Net income	$61,721	$42,451

Weighted average shares	163,489,924	159,173,702

Basic earnings per share	$0.38	$0.27

Weighted average shares including the dilutive effect of stock awards (5,787,662 and 4,713,347 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively)	169,277,586	163,887,049

Diluted earnings per share	$0.36	$0.26

     There were approximately 1,810,000 and 7,933,000 stock awards for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 3 — Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
instruments or that may be settled by the issuance of such equity instruments. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding its interpretation of FAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.
     FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under FAS 123R, consistent with the method used for its pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company has elected the modified prospective transition method as permitted by FAS 123R; and accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value as previously determined under the disclosure only provisions of FAS 123. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock awards. The Company estimated the forfeiture rate for the thirteen weeks ended April 1, 2006 based on its historical experience during the preceding five fiscal years.
     Compensation expense for the thirteen weeks ended April 1, 2006 recognized upon adoption of FAS 123R was $7,953 and the related deferred tax asset established was $2,227. In accordance with FAS 123R, beginning in the thirteen weeks ended April 1, 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards both as an operating activity and as a financing activity in its consolidated statement of cash flows.
     Prior to the adoption of FAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company applied the disclosure only provisions of FAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” as if the fair-value-based method had been applied in measuring compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the thirteen weeks ended April 2, 2005:

Thirteen
Weeks Ended
April 2, 2005
Net income, as reported	$42,451
Compensation expense as determined under FAS 123, net of related tax effects	5,250

Pro forma net income	$37,201

Earnings per share:
Basic — as reported	$0.27

Basic — pro forma	$0.23

Diluted — as reported	$0.26

Diluted — pro forma	$0.23

     The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock awards granted to employees. The fair value of options granted in the thirteen weeks ended April 1, 2006 and April 2, 2005 was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Expected life of stock options	4.0 years	3.5 years
Risk-free interest rate	4.30%	3.56%
Expected stock volatility	40.3%	41.9%
Weighted-average fair value of options granted	$7.28	$6.49
Equity Incentive Plan
     As of April 1, 2006, the Company has a single stock incentive plan, the 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Prior to 2006, the Company’s stock-based incentive awards were primarily in the form of stock options. Beginning in January 2006, the Company reduced the level of grants of stock options compared to previous years and now grants restricted stock and restricted stock units, in addition to stock options, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. As of April 1, 2006, approximately 17,800,000 shares were available for grant.
Stock Award Activity
     Stock option activity under the 2003 Plan was as follows for the thirteen weeks ended April 1, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	No. of Shares	Exercise	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value
Outstanding at December 31, 2005	30,558	$15.61
Granted	595	19.55
Exercised	(2,308)	13.72
Forfeited/cancelled/expired	(896)	25.95

Outstanding at April 1, 2006	27,949	15.52	6.4	$140,320

Vested and expected to vest at April 1, 2006	26,336	15.52	6.2	133,243

Exercisable at April 1, 2006	19,885	15.49	5.5	104,934

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on April 1, 2006 and the option exercise price, multiplied by the number of in-the-money options on April 1, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of stock options exercised for the thirteen weeks ended April 1, 2006 was $14,503. Total fair value of stock options vested and expensed was $6,012 for the thirteen weeks ended April 1, 2006. As of April 1, 2006, the Company expects $27,316 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of 1.6 years.
     Cash received from stock option exercises for the thirteen weeks ended April 1, 2006 was $31,299 and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $3,201 for the thirteen weeks ended April 1, 2006.
     Activity related to nonvested restricted stock and restricted stock units was as follows for the thirteen weeks ended April 1, 2006:

	Number of	Weighted-
	Shares	Average Grant
	(in 000s)	Date Fair Value
Non-vested at December 31, 2005	10	$18.43
Granted	1,293	19.56
Vested	—	—
Forfeited	(5)	19.55

Non-vested at April 1, 2006	1,298	19.55

     As of April 1, 2006, the unrecognized stock-based compensation expense related to non-vested restricted stock was $18,728. The Company expects this cost to be recognized over a remaining weighted-average period of 2.7 years.
Note 4 — Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks ended April 1, 2006 and April 2, 2005 as presented below:

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Net income	$61,721	$42,451
Changes in foreign currency translation adjustments	12,064	(27,859)

Comprehensive income	$73,785	$14,592

     Accumulated other comprehensive income included in stockholders’ equity totaled $35,388 and $23,324 at April 1, 2006 and December 31, 2005, respectively, and consisted solely of foreign currency translation adjustments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 5 — Goodwill
     The changes in the carrying amount of goodwill for the thirteen weeks ended April 1, 2006 and April 2, 2005 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416
Acquisitions	571	97	—	—	668
Foreign currency translation	(5)	309	(1,578)	—	(1,274)

Balance at April 1, 2006	$156,698	$12,133	$468,979	$—	$637,810

Balance at January 1, 2005	$78,495	$12,775	$468,395	$—	$559,665
Acquisitions	—	—	1,353	—	1,353
Foreign currency translation	(7)	(628)	(1,015)	—	(1,650)

Balance at April 2, 2005	$78,488	$12,147	$468,733	$—	$559,368

     For the thirteen weeks ended April 1, 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $571 to reflect the final fair value assessment resulting in an increase of goodwill for that same amount.
     In 2002, the Company acquired a value-add IT distributor in Belgium. The purchase agreement required payments of an initial purchase price plus additional cash payments of up to Euro 1,130 for each of the next three years after 2002 based on an earn-out formula. The addition to goodwill of $97 in Europe for the thirteen weeks ended April 1, 2006 reflects settlement with the sellers for the final earn-out achievement.
     In January 2005, the Company acquired the remaining shares of stock held by minority shareholders of a subsidiary in New Zealand. The total purchase price for this acquisition consisted of a cash payment of $225, resulting in the recording of approximately $206 of goodwill in Asia-Pacific.
     For the thirteen weeks ended April 2, 2005, the Company made an adjustment to the purchase price allocation associated with the acquisition of Techpac Holdings Limited (“Tech Pacific”). The adjustment reflects additional liabilities of $1,147 for costs associated with reductions in Tech Pacific’s workforce as well as closure and consolidation of redundant facilities of the acquired company. This adjustment resulted in an increase of goodwill for that same amount.
Note 6 — Reorganization, Integration and Major-Program Costs
     In 2005, the Company announced an outsourcing and optimization plan to improve operating efficiencies within its North American region. Total costs of the actions, or major-program costs, incurred for the thirteen weeks ended April 2, 2005 were $5,469 ($441 of reorganization costs, primarily for workforce reductions for approximately 15 employees, as well as $5,028 of other costs charged to selling, general and administrative (“SG&A”) expenses primarily for consulting, retention and other expenses). The plan, which was substantially completed in 2005, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, the Company also restructured and consolidated other job functions within the North American region.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     In November 2004, the Company acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provided the Company with a strong management and employee base, a history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region. Total integration expenses incurred for the thirteen weeks ended April 2, 2005 were $4,062, comprised of $1,951 of reorganization costs primarily for employee termination benefits for approximately 230 employees, facility exit costs and other contract termination costs for associates and facilities of Ingram Micro made redundant by the acquisition as well as $2,111 of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of this acquisition. The Company substantially completed the integration of the operations of its pre-existing Asia-Pacific business with Tech Pacific in 2005.
     In addition, in prior periods, the Company implemented other actions designed to improve operating income through reductions of SG&A expenses and enhancements in gross margins. Key components of those initiatives included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring.
Reorganization Costs
Quarter ended April 1, 2006
     The credit adjustment to reorganization costs of $524 for the thirteen weeks ended April 1, 2006 consisted of $513 in North America related to detailed actions taken in prior years for lower than expected costs associated with employee termination benefits and facility consolidations and $11 in Europe related to detailed actions taken in prior years for lower than expected costs associated with facility consolidations.
Actions during the year ended December 31, 2005
     Reorganization costs during fiscal year 2005 consisted of charges relating to the outsourcing and optimization plan in North America and the integration of Tech Pacific in Asia-Pacific. The reorganization costs in North America include employee termination benefits and estimated lease exit costs in connection with closing and consolidating facilities. The reorganization costs in Asia-Pacific include employee termination benefits, estimated lease exit costs in connection with closing and consolidating redundant facilities and other costs primarily due to contract terminations.
     The payment activities and adjustments for the thirteen weeks ended April 1, 2006 and the remaining liability at April 1, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		April 1,
	2005	Liability	Adjustments	2006
Employee termination benefits	$2,760	$938	$(275)	$1,547
Facility costs	2,666	478	—	2,188

Total	$5,426	$1,416	$(275)	$3,735

     The adjustment reflects lower than expected costs associated with employee termination benefits in North America.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Actions during the year ended January 3, 2004
     Reorganization costs during fiscal year 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and lease exit costs for facility consolidations in North America, Europe and Latin America. These restructuring actions are complete; however, future cash outlays will be required primarily due to future lease payments related to exited facilities.
     The payment activities and adjustments for the thirteen weeks ended April 1, 2006 and the remaining liability at April 1, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		April 1,
	2005	Liability	Adjustments	2006
Facility costs	$1,661	$319	$(11)	$1,331

     The adjustment reflects lower than expected costs to settle a lease obligation in Europe.
Actions prior to December 28, 2002
     Prior to December 28, 2002, detailed actions under the Company’s reorganization plans included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation, closing or downsizing of office facilities, distribution centers, returns processing centers and configuration centers throughout North America, consolidation and/or exit of warehouse and office facilities in Europe, Latin America and Asia-Pacific, and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are completed; however, future cash outlays will be required primarily for future lease payments related to exited facilities.
     The payment activities and adjustments for the thirteen weeks ended April 1, 2006 and the remaining liability at April 1, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		April 1,
	2005	Liability	Adjustments	2006
Employee termination benefits	$60	$—	$—	$60
Facility costs	3,848	202	(238)	3,408

Total	$3,908	$202	$(238)	$3,468

     The adjustment reflects lower than expected costs to settle a lease obligation in North America.
Integration and Major-Program Costs
     Integration and major-program costs recorded in SG&A expenses for the thirteen weeks ended April 2, 2005 totaled $7,139, of which $5,028 reflects costs associated with the Company’s outsourcing and optimization plan in North America, primarily comprised of consulting, retention, and other related costs and $2,111 reflects costs associated with the integration of Tech Pacific in Asia-Pacific, primarily comprised of consulting, retention and other integration related costs.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 7 — Long-Term Debt
     The Company’s debt consists of the following:

	April 1,	December 31,
	2006	2005
North American revolving trade accounts receivable-backed financing facilities	$427,881	$343,026
Asia-Pacific revolving trade accounts receivable-backed financing facilities	98,924	112,624
Revolving unsecured credit facilities and other debt	117,177	149,217

	643,982	604,867
Current maturities of long-term debt	(117,177)	(149,217)

	$526,805	$455,650

Note 8 — Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation recognized under FAS 123R to its operating units; therefore the Company is reporting this as a separate amount.
     Geographic areas in which the Company operates during 2006 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.
     Financial information by geographic segment is as follows:

	As of and for the
	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Net sales:
North America
Sales to unaffiliated customers	$3,206,595	$2,939,286
Intergeographic sales	54,579	42,527
Europe	2,702,627	2,648,187
Asia-Pacific	1,332,832	1,185,658
Latin America	356,791	278,861
Eliminations of intergeographic sales	(54,579)	(42,527)

Total	$7,598,845	$7,051,992

Income from operations:
North America	$51,859	$29,901
Europe	34,521	37,003
Asia-Pacific	13,533	6,073
Latin America	6,957	3,249
Stock-based compensation expense recognized under FAS 123R	(7,953)	—

Total	$98,917	$76,226

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	As of and for the
	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Total assets:
North America	$4,147,773	$3,689,795
Europe	1,760,153	1,571,935
Asia-Pacific	690,165	612,215
Latin America	304,245	232,548

Total	$6,902,336	$6,106,493

Capital expenditures:
North America	$4,149	$4,362
Europe	1,939	3,357
Asia-Pacific	640	1,066
Latin America	557	244

Total	$7,285	$9,029

Depreciation and amortization:
North America	$8,262	$7,950
Europe	3,040	3,709
Asia-Pacific	3,277	3,025
Latin America	625	686

Total	$15,204	$15,370

     Supplemental information relating to reorganization costs and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Reorganization costs (Note 6):
North America	$(513)	$741
Europe	(11)	—
Asia-Pacific	—	1,951

Total	$(524)	$2,692

Integration and other major-program costs charged to operating expenses (Note 6):
North America	$—	$5,028
Asia-Pacific	—	2,111

Total	$—	$7,139

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
     At April 1, 2006 and December 31, 2005, the Company had remaining tax liabilities of $2,503 ($2,786 and $2,711, including estimated interest at each respective date) related to the gains realized on the sales of SOFTBANK Corp. (“Softbank”) common stock from 1999 to 2002. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities unless it considers it probable that taxes will not be due. The level of opinions received from its outside advisors and the Company’s internal assessment did not allow the Company to reach that conclusion on this matter. Although the Company reviews its assessments in these matters on a regular basis, it cannot currently determine when these deferred tax liabilities will be finally resolved with the taxing authorities, or if the deferred taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. The Company’s federal tax returns for fiscal years through 2000 have been closed. The U.S. Internal Revenue Service has begun an examination process related to the Company’s federal tax returns for fiscal years 2001 to 2003.
     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 31.1 million Brazilian reais, including interest and penalties computed through April 1, 2006, or approximately $14,300 at April 1, 2006, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on its consolidated results of operations or cash flows.
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
     There are various other claims, lawsuits and pending actions against the Company incidental to its operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 10 — New Accounting Standards
     In June 2005, the Financial Accounting Standards Board issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations,” (“FSP 143-1”). FSP 143-1 provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. The Company will apply the provisions of FSP 143-1, which require the measurement in recognition of the liability and obligation associated with the historical waste, upon the Directive’s adoption into law by the applicable EU member countries in which it operates. The Company is in the process of assessing what impact, if any, the Directive and FSP 143-1 may have on its consolidated financial position or results of operations when and if the applicable EU member countries adopt the Directive into law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; effective income tax rates; capital expenditures; liquidity; and capital requirements, acquisitions, operating models and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, or SEC. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. Through our diversification of product offerings, we also improved profitability by our entry into adjacent product segments such as the expansion into consumer electronics and automatic identification and data capture markets. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on, available cash, debt and trade credit from vendors for our working capital needs.
     In November 2004, we acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provided us with a strong management and employee base, a history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region. Total integration expenses incurred in the first quarter of 2005 were $4.1 million, comprised of $2.0 million of reorganization costs primarily for employee termination benefits, facility exit costs and other contract termination costs for associates and facilities of Ingram Micro made redundant by the acquisition as well as $2.1 million of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of this acquisition. We substantially completed the integration of the operations of our pre-existing Asia-Pacific business with Tech Pacific in the third quarter of 2005 (see Note 6 to our consolidated financial statements).
     We are constantly seeking ways to improve our operations by enhancing our capabilities while reducing costs to provide an efficient flow of products and services, which may increase our operating expenses in the short-term. For example, in 2005, we launched an outsourcing and optimization plan to improve operating efficiencies within our North American region. Total costs of the actions, or major-program costs, incurred in the first quarter of 2005 were $5.5 million, consisting of $0.5 million of reorganization costs, primarily for workforce reductions, as well as $5.0 million of other costs charged to SG&A primarily for consulting, retention and other expenses (see Note 6 to our consolidated financial statements). The plan, which was substantially completed in fourth quarter of 2005, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, we also restructured and consolidated other job functions within the North American region. In addition, we plan to invest in certain IT capabilities that we believe will improve our business over the long-term, but which could increase operating expenses by approximately $5 million in the second quarter of 2006 and by a similar amount in the third quarter of 2006.

Management’s Discussion and Analysis Continued
     In July 2005, we acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. The custom installer market represents one of the fastest growing and most profitable segments of consumer electronics. To complement this acquisition, we are pursuing new relationships with consumer electronics manufacturers to bring new lines of converging technologies to solution providers, direct marketers, e-tailers and retailers on a global basis. AVAD was acquired for an initial purchase price of $136.4 million. The purchase agreement also requires us to pay the seller earn-out payments of up to $80.0 million over the next three years if certain performance levels are achieved, and additional payments of up to $100.0 million are possible in 2010, if extraordinary performance levels are achieved over a five-year period. In the first quarter of 2006, the Company paid $30.0 million to the sellers for the initial earn-out in accordance with the provisions of the purchase agreement. The initial purchase price and subsequent earn-out payment were funded through our existing borrowing capacity and cash.
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, using the modified prospective transition method, and therefore have not restated our results of operations for the prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, and for stock-based compensation awards granted after December 31, 2005. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. We recognize stock-based compensation under FAS 123R, net of an estimated forfeiture rate for those shares which are expected to vest, on a straight-line basis over the requisite service period of an award. During the first quarter of 2006, we recorded $8.0 million of stock-based compensation expense as a result of the adoption of FAS 123R.
Results of Operations
     We do not allocate stock-based compensation recognized under FAS 123R to our operating units; therefore we are reporting this as a separate amount. The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen weeks indicated (in millions).

	Thirteen Weeks Ended
	April 1, 2006		April 2, 2005
Net sales by geographic region:
North America	$3,207	42.2%	$2,939	41.7%
Europe	2,702	35.6	2,648	37.5
Asia-Pacific	1,333	17.5	1,186	16.8
Latin America	357	4.7	279	4.0

Total	$7,599	100.0%	$7,052	100.0%

	Thirteen Weeks Ended
	April 1, 2006		April 2, 2005
Operating income and operating margin by geographic region:
North America	$51.9	1.6%	$29.9	1.0%
Europe	34.5	1.3	37.0	1.4
Asia-Pacific	13.5	1.0	6.1	0.5
Latin America	7.0	1.9	3.2	1.2
Stock-based compensation expense recognized under FAS 123R	(8.0)	—	—	—

Total	$98.9	1.3%	$76.2	1.1%

Management’s Discussion and Analysis Continued
     We sell products purchased from many vendors, but generated approximately 22% and 24% of our net sales for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%
Cost of sales	94.7	94.6

Gross profit	5.3	5.4
Operating expenses:
Selling, general and administrative	4.0	4.3
Reorganization costs	(0.0)	0.0

Income from operations	1.3	1.1
Other expense, net	0.2	0.2

Income before income taxes	1.1	0.9
Provision for income taxes	0.3	0.3

Net income	0.8%	0.6%

Results of Operations for the Thirteen Weeks Ended April 1, 2006 Compared to Thirteen Weeks Ended April 2, 2005
     Our consolidated net sales increased 7.8% to $7.60 billion for the thirteen weeks ended April 1, 2006, or first quarter of 2006, from $7.05 billion for the thirteen weeks ended April 2, 2005, or first quarter of 2005. The increase in net sales was primarily attributable to the improving demand environment for IT products and services in most economies worldwide and additional revenue from the AVAD acquisition in July 2005, partially offset by the translation impact of the relatively weaker European currencies (negative impact of approximately three percentage points of the worldwide sales growth).
     Net sales from our North American operations increased 9.1% to $3.21 billion in the first quarter of 2006 from $2.94 billion in the first quarter of 2005, primarily reflecting improving demand for IT products and services in the region, particularly value added resellers, as well as the additional revenue arising from the acquisition of AVAD. Net sales from our European operations increased 2.1% to $2.70 billion in the first quarter of 2006 from $2.65 billion in the first quarter of 2005, primarily due to improved demand for IT products and services in most markets in Europe as well as share gains in certain markets, partially offset by the translation impact of the relatively weaker European currencies compared to the U.S. dollar (negative impact of approximately nine percentage points of the European sales growth). Net sales from our Asia-Pacific operations increased 12.4% to $1.33 billion in the first quarter of 2006 from $1.19 billion in the first quarter of 2005, primarily reflecting the increased demand for IT products and services in the region, particularly in Australia, China and India. We continue to focus on profitable growth in our Asia-Pacific region and will continue to make changes to business processes, add or delete products or customers, and implement other changes in the region. As a result, revenue growth rates and profitability in this emerging region may fluctuate significantly from quarter to quarter. Net sales from our Latin American operations increased by 27.9% to $357 million in the first quarter of 2006 from $279 million in the first quarter of 2005, reflecting the region’s improved demand environment and the strengthening of currencies in certain Latin American markets.

     Despite a more competitive environment brought on by vendor consolidation actions in Europe as well as softer economies in some European markets, gross margin was 5.3% in the first quarter of 2006, relatively consistent with the gross margin of 5.4% in the first quarter of 2005. This reflects the competitive pricing pressures in Europe and North America, partially offset by the results of our ongoing product and geographic diversification strategy particularly in North America, as well as improvements in our Asia-Pacific and Latin America businesses. We expect that margin pressure from a more competitive market in Europe, attributable in part to the effect of recent vendor consolidation actions, will continue in the second quarter of 2006. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total SG&A expenses increased 2.2% to $307.2 million in the first quarter of 2006 from $300.6 million in the first quarter of 2005. The increase in SG&A expenses was primarily attributable to the $8.0 million in stock-based compensation expense resulting from the adoption of FAS 123R and the addition of AVAD, partially offset by the reduction of major-program and integration costs of $5.0 million related to our outsourcing and optimization plan in North America and $2.1 million for acquisition-related integration costs in Asia-Pacific, savings associated with these programs and continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.0% in the first quarter of 2006 compared to 4.3% in the first quarter of 2005 primarily due to economies of scale from a higher level of revenue and continued cost control measures, partially offset by the increase in stock-based compensation expense resulting from the adoption of FAS 123R. We plan to invest in certain IT system capabilities that we believe will improve our business over the long-term, but which could increase SG&A expenses by approximately $5 million in the second quarter of 2006 and by a similar amount in the third quarter of 2006. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the first quarter of 2006, the credit to reorganization costs was $0.5 million, consisting primarily of adjustments related to detailed actions taken in prior years for lower than expected costs associated with employee termination benefits and facility consolidations in North America. For the first quarter of 2005, we incurred reorganization costs of $2.7 million, consisting of charges of $2.4 million for detailed actions taken during the quarter and an adjustment of $0.3 million related to a previous action for higher than expected costs to settle a lease obligation in North America. The reorganization costs of $2.4 million during the first quarter of 2005 consisted of a charge of $0.5 million in North America representing employee termination benefits for approximately 15 employees and a charge of $1.9 million in Asia-Pacific representing $1.6 million of employee termination benefits for approximately 230 employees, $0.2 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and $0.1 million of other costs primarily due to contract terminations.
     Income from operations as a percentage of net sales, or operating margin, increased to 1.3% in the first quarter of 2006 compared to 1.1% in the first quarter of 2005, as a result of the increase in net sales and improvements in operating expenses as a percentage of net sales, despite the increase in stock-based compensation expense, both of which are discussed above. Our North American operating margin increased to 1.6% in the first quarter of 2006 from 1.0% in the first quarter of 2005, reflecting the economies of scale from the higher volume of business, benefits from our outsourcing and optimization plan, reduction of the related reorganization and major-program costs (approximately 0.2% of North America net sales in the first quarter of 2005), the addition of AVAD and ongoing cost containment efforts, partially offset by competitive pressures on pricing. Our European operating margin decreased to 1.3% in the first quarter of 2006 from 1.4% in the first quarter of 2005, as a result of softer economies of certain European markets and recent vendor consolidation efforts which exerted pressure on gross margin, partially offset by a decrease in operating expenses due to ongoing costs containment efforts. Our Asia-Pacific operating margin increased to 1.0% in the first quarter of 2006 from 0.5% in the first quarter of 2005, reflecting the economies of scale from the higher volume of business, reduction in the integration costs (approximately 0.3% of Asia-Pacific net sales) and ongoing cost containment efforts. Our Latin American operating margin increased to 1.9% in the first quarter of 2006 from 1.2% in the first quarter of 2005, reflecting a robust market and continued strengthening of our business processes in the region. We continue to implement process improvements and other changes to improve profitability over the long-term. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.

Management’s Discussion and Analysis Continued
     Other expense (income) consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $13.2 million in the first quarter of 2006 compared to $14.7 million in the first quarter of 2005, primarily reflecting increases in foreign-exchange gains in Asia-Pacific and Latin America.
     Provision for income taxes was $24.0 million, or an effective tax rate of 28%, in the first quarter of 2006 compared to $19.1 million, or an effective tax rate of 31%, in the first quarter of 2005. The decrease in the estimated annual effective tax rate reflects our ongoing tax strategies as well as our estimate of the geographic mix of income within the various taxing jurisdictions.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter which affects our operating expenses and margins;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.
     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first quarter of 2006 and 2005.
     Our cash and cash equivalents totaled $326.3 million and $324.5 million at April 1, 2006 and December 31, 2005, respectively.
     Net cash used by operating activities was $13.8 million for the first quarter of 2006 compared to $139.4 million for the first quarter of 2005. The net cash used by operating activities for the first quarter of 2006 principally reflects reductions of accounts payable and accrued expenses, partially offset by our earnings and decreases in our accounts receivable. The reduction in accounts payable and accounts receivable reflects the lower volume of business compared to year-end while the reduction of accrued expenses primarily relates to payments of variable incentive compensation. The net cash used by operating activities in the first quarter of 2005 principally reflects decreases in accounts payable and accrued expenses, partially offset by reductions of accounts receivable, inventory and other current assets. The reduction of accrued expenses and other current assets primarily relates to the settlement of a currency interest rate swap and related collateral deposit, as well as payments of variable compensation. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonal decline in sales during the quarter as well as the timing of vendor payments, which reduced accounts payable at April 2, 2005 greater than the seasonal decline in sales.

Management’s Discussion and Analysis Continued
     Net cash used by investing activities was $37.8 million for the first quarter of 2006 compared to $10.4 million for the first quarter of 2005. The net cash used by investing activities for the first quarter of 2006 was primarily due to earn-out payments related to acquisitions while the amount in first quarter of 2005 was primarily due to capital expenditures.
     Net cash provided by financing activities was $48.4 million for the first quarter of 2006 compared to $21.6 million for the first quarter of 2005. The net cash provided by financing activities for the first quarter of 2006 primarily reflects the net proceeds of $38.6 million from our debt facilities and proceeds of $31.3 million from the exercise of stock options, partially offset by a decrease in our book overdrafts. The net cash provided by financing activities in the first quarter of 2005 primarily reflects net proceeds of $73.0 million from our debt facilities, partially offset by a decrease in our book overdrafts.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     On-Balance Sheet Capital Resources
     We have a revolving accounts receivable-based financing program in the U.S., which provides for up to $500 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $600 million at any time prior to July 29, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at April 1, 2006. This facility expires on March 31, 2008. At April 1, 2006 and December 31, 2005, we had borrowings of $355.1 million and $304.3 million, respectively, under our revolving accounts receivable-based financing program.
     We have a trade accounts receivable-based financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150 million Canadian dollars, or approximately $128 million at April 1, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At April 1, 2006 and December 31, 2005, we had borrowings of $72.8 million and $38.7 million, respectively, under this trade accounts receivable-based financing program.
     We have a revolving trade accounts receivable backed-financing facility in Europe supported by the trade accounts receivable of a European subsidiary for Euro 107 million, or approximately $130 million at April 1, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility matures in July 2007. We also have another revolving trade accounts receivable-backed financing facility in Europe supported by the trade accounts receivable of another European subsidiary for Euro 230 million, or approximately $279 million at April 1, 2006, with the same financial institution and related issuer of third-party commercial paper. On January 13, 2006, we extended this facility to January 2009 under the same terms and conditions. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At April 1, 2006 and December 31, 2005, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities.
     We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by the trade accounts receivable of two subsidiaries in the region for 250 million Australian dollars, or approximately $179 million at April 1, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper that expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At April 1, 2006 and December 31, 2005, we had borrowings of $98.9 million and $112.6 million, respectively, under this facility.

Management’s Discussion and Analysis Continued
     Our ability to access financing under our North American, European and Asia-Pacific facilities is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At April 1, 2006, our actual aggregate available capacity under these programs was approximately $1.1 billion based on eligible accounts receivable outstanding, of which approximately $527 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables must be assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We have a three-year $175 million revolving senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At April 1, 2006 and December 31, 2005, we had no borrowings under this credit facility. This credit facility may also be used to support letters of credit. At April 1, 2006 and December 31, 2005, letters of credit of $20.7 million and $21.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a three-year 100 million Australian dollars, or approximately $72 million at April 1, 2006, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rate, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At April 1, 2006 and December 31, 2005, we had borrowings of $6.8 million and $14.4 million, respectively, under this credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At April 1, 2006 and December 31, 2005, no letters of credit were issued.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $602 million at April 1, 2006. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At April 1, 2006 and December 31, 2005, we had approximately $110.4 million and $134.8 million, respectively, outstanding under these facilities. At April 1, 2006 and December 31, 2005, letters of credit totaling approximately $36.0 million and $53.4 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 7.3% and 6.1% per annum at April 1, 2006 and December 31, 2005, respectively.
     Off-Balance Sheet Capital Resources
     We have a revolving trade accounts receivable-based factoring facility in Europe, which provides up to approximately $213 million of additional financing capacity. Approximately $109 million of this capacity expires in March 2007 with the balance expiring in December 2007. At April 1, 2006 and December 31, 2005, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At April 1, 2006, our actual aggregate available capacity under this program, based on eligible accounts receivable outstanding, was approximately $193 million. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing needs under the European accounts receivable financing program.

Management’s Discussion and Analysis Continued
     Covenant Compliance
     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At April 1, 2006, we were in compliance with all covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 9 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures not to exceed $50 million in fiscal 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for first quarter ended April 1, 2006 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Part II. Other Information
Item 1. Legal Proceedings
     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 31.1 million Brazilian reais, including interest and penalties computed through April 1, 2006, or approximately $14.3 million at April 1, 2006, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our consolidated results of operations or cash flows.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
May 8, 2006

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX