Form 10-Q
period 2006-07-01
INGRAM MICRO INC
filed 2006-08-09
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 164,883,500 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 1, 2006.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	July 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$496,629	$324,481
Trade accounts receivable (less allowances of $79,485 and $81,831)	2,969,137	3,186,115
Inventories	2,062,824	2,208,660
Other current assets	394,511	352,042

Total current assets	5,923,101	6,071,298

Property and equipment, net	173,886	179,435
Goodwill	642,627	638,416
Other	146,743	145,841

Total assets	$6,886,357	$7,034,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,126,484	$3,476,845
Accrued expenses	412,243	479,422
Current maturities of long-term debt	161,413	149,217

Total current liabilities	3,700,140	4,105,484

Long-term debt, less current maturities	488,238	455,650
Other liabilities	41,744	35,258

Total liabilities	4,230,122	4,596,392

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 164,883,500 and 162,366,283 shares issued and outstanding	1,649	1,624
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	924,053	874,984
Retained earnings	1,654,262	1,538,761
Accumulated other comprehensive income	76,271	23,324
Unearned compensation	—	(95)

Total stockholders’ equity	2,656,235	2,438,598

Total liabilities and stockholders’ equity	$6,886,357	$7,034,990

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$7,395,566	$6,840,486	$14,994,411	$13,892,478

Cost of sales	7,003,907	6,472,944	14,197,208	13,145,463

Gross profit	391,659	367,542	797,203	747,015

Operating expenses:
Selling, general and administrative	303,685	289,954	610,836	590,509
Reorganization costs (credits)	(25)	6,286	(549)	8,978

	303,660	296,240	610,287	599,487

Income from operations	87,999	71,302	186,916	147,528

Other expense (income):
Interest income	(3,749)	(483)	(5,786)	(1,486)
Interest expense	14,724	12,407	27,360	24,187
Net foreign currency exchange loss (gain)	210	951	(23)	2,889
Other	2,120	1,185	4,947	3,173

	13,305	14,060	26,498	28,763

Income before income taxes	74,694	57,242	160,418	118,765

Provision for income taxes	20,914	15,544	44,917	34,616

Net income	$53,780	$41,698	$115,501	$84,149

Basic earnings per share	$0.33	$0.26	$0.70	$0.53

Diluted earnings per share	$0.32	$0.26	$0.68	$0.52

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Twenty-six Weeks Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net income	$115,501	$84,149
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	30,328	31,580
Stock-based compensation under FAS 123R	15,643	—
Excess tax benefit from stock-based compensation under FAS 123R	(2,983)	—
Noncash charges for interest and other compensation	187	1,765
Deferred income taxes	(1,946)	(20,543)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	222,483	307,467
Inventories	151,369	263,240
Other current assets	1,072	158,256
Accounts payable	(284,399)	(601,251)
Accrued expenses	(964)	(177,445)

Cash provided by operating activities	246,291	47,218

Cash flows from investing activities:
Purchases of property and equipment	(14,955)	(17,586)
Short-term collateral deposits on financing arrangements	(45,000)	—
Acquisitions, net of cash acquired	(34,183)	(2,737)

Cash used by investing activities	(94,138)	(20,323)

Cash flows from financing activities:
Proceeds from exercise of stock options	34,060	10,548
Excess tax benefit from stock-based compensation under FAS 123R	2,983	—
Change in book overdrafts	(71,095)	(50,080)
Net proceeds from debt	44,797	39,129

Cash provided (used) by financing activities	10,745	(403)

Effect of exchange rate changes on cash and cash equivalents	9,250	(25,217)

Increase in cash and cash equivalents	172,148	1,275

Cash and cash equivalents, beginning of period	324,481	398,423

Cash and cash equivalents, end of period	$496,629	$399,698

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of July 1, 2006, and its results of operations for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005, and cash flows for the twenty-six weeks ended July 1, 2006 and July 2, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005. The results of operations for the thirteen and twenty-six weeks ended July 1, 2006 may not be indicative of the results of operations that can be expected for the full year.
Note 2 — Earnings Per Share
     The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute the potential dilution that would occur if stock awards and other commitments to issue common stock were exercised.
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income	$53,780	$41,698	$115,501	$84,149

Weighted average shares	164,790,480	159,628,110	164,145,126	159,406,455

Basic EPS	$0.33	$0.26	$0.70	$0.53

Weighted average shares, including the dilutive effect of stock awards (4,812,641 and 2,955,040 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and 5,287,375 and 3,751,228 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively)	169,603,121	162,583,150	169,432,501	163,157,683

Diluted EPS	$0.32	$0.26	$0.68	$0.52

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     There were approximately 4,000,000 and 14,069,000 stock options for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and 1,820,000 and 9,422,000 stock options for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 3 — Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding its interpretation of FAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.
     FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and instead generally requires that such transactions be accounted for using a fair-value-based method and expensed in the consolidated statement of income. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under FAS 123R, consistent with the method previously used for its pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company has elected the modified prospective transition method as permitted by FAS 123R; and accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value as previously determined under the disclosure only provisions of FAS 123. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock awards. The Company estimated the forfeiture rate for the twenty-six weeks ended July 2, 2006 based on its historical experience during the preceding five fiscal years.
     Compensation expense for the thirteen and the twenty-six weeks ended July 1, 2006 recognized upon adoption of FAS 123R was $7,690 and $15,643, respectively, and the related deferred tax asset established was $2,153 and $4,380, respectively. In accordance with FAS 123R, beginning in 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards both as an operating activity and as a financing activity in its consolidated statement of cash flows.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the thirteen and twenty-six weeks ended July 2, 2005:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 2, 2005	July 2, 2005
Net income, as reported	$41,698	$84,149
Compensation expense as determined under FAS 123, net of related tax effects	(4,944)	(10,218)

Pro forma net income	$36,754	$73,931

Earnings per share:
Basic — as reported	$0.26	$0.53

Basic — pro forma	$0.23	$0.46

Diluted — as reported	$0.26	$0.52

Diluted — pro forma	$0.23	$0.45

     The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock awards granted to employees. The fair value of options granted in the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Expected life of stock options	4.0 years	3.5 years	4.0 years	3.5 years
Risk-free interest rate	5.03%	3.79%	4.31%	3.67%
Expected stock volatility	39.9%	41.7%	40.3%	41.8%

Weighted-average fair value of options granted	$6.55	$5.46	$7.27	$5.99
Equity Incentive Plan
     As of July 1, 2006, the Company has a single stock incentive plan approved by its stockholders, the 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Prior to 2006, the Company’s stock-based incentive awards were primarily in the form of stock options. Beginning in January 2006, the Company reduced the level of grants of stock options compared to previous years and now grants restricted stock and restricted stock units, in addition to stock options, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vest upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. As of July 1, 2006, approximately 16,400,000 shares were available for grant under the 2003 Plan.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Stock Award Activity
     Stock option activity under the 2003 Plan was as follows for the twenty-six weeks ended July 1, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	No. of Shares	Exercise	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value
Outstanding at December 31, 2005	30,558	$15.61
Granted	599	19.53
Exercised	(2,460)	13.68
Forfeited/cancelled/expired	(993)	26.10

Outstanding at July 1, 2006	27,704	15.50	6.1	$91,561

Vested and expected to vest at July 1, 2006	26,639	15.44	6.0	89,913

Exercisable at July 1, 2006	22,380	15.16	5.6	83,318

     The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on July 1, 2006 and the option exercise price, multiplied by the number of in-the-money options on July 1, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of stock options exercised for the thirteen weeks and twenty-six weeks ended July 1, 2006 was $748 and $10,966, respectively. Total fair value of stock options vested and expensed was $5,666 and $11,678 for the thirteen weeks and twenty-six weeks ended July 1, 2006, respectively. As of July 1, 2006, the Company expects $13,562 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of 1.6 years.
     Cash received from stock option exercises for the thirteen and twenty-six weeks ended July 1, 2006 was $2,761 and $34,060, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $227 and $3,428 for the thirteen and twenty-six weeks ended July 1, 2006, respectively.
     Activity related to nonvested restricted stock and restricted stock units was as follows for the twenty-six weeks ended July 1, 2006:

	Number of	Weighted-
	Shares	Average Grant
	(in 000s)	Date Fair Value
Non-vested at December 31, 2005	10	$18.43
Granted	1,330	19.51
Vested	—	—
Forfeited	(10)	19.55

Non-vested at July 1, 2006	1,330	19.50

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     As of July 1, 2006, the unrecognized stock-based compensation expense related to non-vested restricted stock and restricted stock units was $17,315. The Company expects this cost to be recognized over a remaining weighted-average period of 2.4 years.
Note 4 — Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks and for the twenty-six weeks ended July 1, 2006 and July 2, 2005 as presented below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income	$53,780	$41,698	$115,501	$84,149
Changes in foreign currency translation adjustments	40,883	(40,783)	52,947	(68,642)

Comprehensive income	$94,663	$915	$168,448	$15,507

     Accumulated other comprehensive income included in stockholders’ equity totaled $76,271 and $23,324 at July 1, 2006 and December 31, 2005, respectively, and consisted solely of foreign currency translation adjustments.
Note 5 — Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the twenty-six weeks ended July 1, 2006 and July 2, 2005 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416
Acquisitions	1,059	1,011	—	—	2,070
Foreign currency translation	33	907	1,201	—	2,141

Balance at July 1, 2006	$157,224	$13,645	$471,758	$—	$642,627

Balance at January 3, 2005	$78,495	$12,775	$468,395	$—	$559,665
Acquisitions	—	—	2,738	—	2,738
Foreign currency translation	(24)	(1,446)	(2,843)	—	(4,313)

Balance at July 2, 2005	$78,471	$11,329	$468,290	$—	$558,090

     For the twenty-six weeks ended July 1, 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $1,059 to reflect the final fair value assessment, resulting in an increase of goodwill for that same amount. In December 2005, the Company recorded a payable of $30,000 to the sellers of AVAD for the initial earn-out in accordance with the provisions of the purchase agreement, resulting in an increase of goodwill at December 31, 2005 for the same amount. This amount was paid in March 2006.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In June 2006, the Company acquired the assets of SymTech Nordic AS, the leading Nordic distributor of automatic identification and data capture and point-of-sale technologies to solution providers and system integrators. The purchase price for this acquisition consisted of a cash payment of $3,641, resulting in the recording of $914 of goodwill and $189 of amortizable intangible assets primarily related to customer relationships and non-compete agreements.
     In 2002, the Company acquired a value-add IT distributor in Belgium. The purchase agreement required payments of an initial purchase price plus additional cash payments of up to Euro 1,130 for each of the three years after 2002 based on an earn-out formula. In December 2005, the Company recorded an estimated payable of $445 to the sellers for the final earn-out, resulting in an increase of goodwill at December 31, 2005 for the same amount. The final earn-out amount was settled with the payment of $542 to the sellers in April 2006, which resulted in an addition to goodwill of $97 in Europe for the twenty-six weeks ended July 1, 2006.
     For the twenty-six weeks ended July 2, 2005, the Company made an adjustment to the purchase price allocation associated with the acquisition of Techpac Holdings Limited (“Tech Pacific”). The adjustment reflected additional liabilities of $2,532 for costs associated with reductions in Tech Pacific’s workforce as well as closure and consolidation of redundant facilities of the acquired company. This adjustment resulted in an increase of goodwill for that same amount.
     In January 2005, the Company acquired the remaining shares of stock held by minority shareholders of a subsidiary in New Zealand. The total purchase price for this acquisition consisted of a cash payment of $225, resulting in the recording of approximately $206 of goodwill in Asia-Pacific for the twenty-six weeks ended July 2, 2005.
Note 6 — Reorganization, Integration and Major-Program Costs
     In 2005, the Company launched an outsourcing and optimization plan to improve operating efficiencies within its North American region. Total costs of the actions, or major-program costs, incurred for the thirteen weeks ended July 2, 2005 were $10,515 ($15,984 for the twenty-six weeks ended July 2, 2005), comprised of $4,869 of reorganization costs ($5,310 for the twenty-six weeks ended July 2, 2005), primarily related to employee termination benefits for workforce reductions for approximately 560 employees (575 employees for the twenty-six weeks ended July 2, 2005), as well as $5,646 of other costs charged to selling, general and administrative (“SG&A”) expenses ($10,674 for the twenty-six weeks ended July 2, 2005), primarily comprised of consulting and retention expenses. The plan, which was substantially completed in 2005, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, the Company also restructured and consolidated other job functions within the North American region. During the twenty-six weeks ended July 2, 2005, the Company also recorded an adjustment of $300 related to a previous action for which the Company incurred higher than expected costs to settle a lease obligation in North America.
     In November 2004, the Company acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provided the Company with a strong management and employee base, a history of solid operating margins and profitability, and an expanded presence in the growing Asia-Pacific region. Total integration expenses incurred for the thirteen weeks ended July 2, 2005 were $3,481 ($7,543 for the twenty-six weeks ended July 2, 2005), comprised of $1,438 of reorganization costs ($3,389 for the twenty-six weeks ended July 2, 2005) primarily for employee termination benefits for workforce reductions for approximately 60 employees (290 employees for the twenty-six weeks ended July 2, 2005) and lease exit costs for facility consolidations, as well as $2,043 of other costs charged to SG&A expenses ($4,154 for the twenty-six weeks ended July 2, 2005), primarily comprised of consulting, retention and other costs associated with the integration, as well as incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures. The Company substantially completed the integration of the operations of its pre-existing Asia-Pacific business with Tech Pacific in 2005.

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
Reorganization Costs
Six months ended July 1, 2006
     The credit adjustment to reorganization costs of $549 for the twenty-six weeks ended July 1, 2006 consisted of $538 in North America related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with employee termination benefits and facility consolidations and $11 in Europe related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with facility consolidations.
Actions during the year ended December 31, 2005
     Reorganization costs during fiscal year 2005 consisted of charges relating to the outsourcing and optimization plan in North America and the integration of Tech Pacific in Asia-Pacific. The reorganization costs in North America include employee termination benefits and estimated lease exit costs in connection with closing and consolidating facilities. The reorganization costs in Asia-Pacific include employee termination benefits, estimated lease exit costs in connection with closing and consolidating redundant facilities and other costs primarily due to contract terminations. These restructuring actions are complete; however, future cash outlays will be required in accordance with the underlying terms of the applicable agreements.
     The payment activities and adjustments for the twenty-six weeks ended July 1, 2006 and the remaining liability at July 1, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		July 1,
	2005	Liability	Adjustments	2006
Employee termination benefits	$2,760	$(1,808)	$(275)	$677
Facility costs	2,666	(623)	—	2,043
Total	$5,426	$(2,431)	$(275)	$2,720

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The payment activities and adjustments for the twenty-six weeks ended July 1, 2006 and the remaining liability at July 1, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		July 1,
	2005	Liability	Adjustments	2006
Facility costs	$1,661	$(425)	$(11)	$1,225

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
     The payment activities and adjustments for the twenty-six weeks ended July 1, 2006 and the remaining liability at July 1, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		July 1,
	2005	Liability	Adjustments	2006
Employee termination benefits	$60	$—	$—	$60
Facility costs	3,848	(289)	(263)	3,296

Total	$3,908	$(289)	$(263)	$3,356

     The adjustment reflects lower than expected costs to settle a lease obligation in North America.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Integration and Major-Program Costs
     Integration and major-program costs recorded in SG&A expenses for the thirteen weeks ended July 2, 2005 were $7,689 ($14,828 for the twenty-six weeks ended July 2, 2005), of which $5,646 reflects costs associated with the Company’s outsourcing and optimization plan in North America ($10,674 for the twenty-six weeks ended July 2, 2005), primarily comprised of consulting, retention and other related costs and $2,043 reflects costs associated with the integration of Tech Pacific in Asia-Pacific ($4,154 for the twenty-six weeks ended July 2, 2005), primarily comprised of consulting and other integration related costs, as well as asset write-offs and accelerated depreciation associated with facility closures.
Note 7 — Long-Term Debt
     The Company’s debt consists of the following:

	July 1,	December 31,
	2006	2005
North American revolving trade accounts receivable-backed financing facilities	$391,941	$343,026
Asia-Pacific revolving trade accounts receivable-backed financing facility	96,297	112,624
Revolving credit facilities and other debt	161,413	149,217

	649,651	604,867
Current maturities of long-term debt	(161,413)	(149,217)

	$488,238	$455,650

     On July 21, 2006, the Company increased its borrowing capacity to $550,000 under its revolving accounts receivable-based financing program in the U.S., secured by substantially all U.S.-based receivables. The Company also extended the maturity date of the program from March 31, 2008 to July 30, 2010. At the Company’s option, the program may be increased to as much as $650,000 at any time prior to the new maturity date. The interest rate on this facility varies dependent on the designated commercial paper rates plus a predetermined margin. At July 1, 2006 and December 31, 2005, the Company had borrowings of $329,200 and $304,300, respectively, under its revolving accounts receivable-based financing program in the U.S.
Note 8 — Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation recognized under FAS 123R to its operating units; therefore, the Company is reporting this as an amount separate from its geographic segments.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales:
North America:
Sales to unaffiliated customers	$3,327,164	$2,917,924	$6,533,759	$5,857,210
Intergeographic sales	46,908	40,382	87,290	80,909
Europe	2,394,191	2,421,502	5,096,818	5,069,689
Asia-Pacific	1,342,367	1,199,483	2,675,199	2,385,141
Latin America	331,844	301,577	688,635	580,438
Elimination of intergeographic sales	(46,908)	(40,382)	(87,290)	(80,909)

Total	$7,395,566	$6,840,486	$14,994,411	$13,892,478

Income from operations:
North America	$53,392	$28,898	$105,252	$58,799
Europe	19,558	28,299	54,079	65,301
Asia-Pacific	16,114	10,929	29,646	17,003
Latin America	6,625	3,176	13,582	6,425
Stock-based compensation expense recognized under FAS 123R	(7,690)	—	(15,643)	—

Total	$87,999	$71,302	$186,916	$147,528

Capital expenditures:
North America	$4,699	$3,280	$8,848	$7,642
Europe	2,109	2,187	4,048	5,544
Asia-Pacific	572	2,908	1,212	3,974
Latin America	290	182	847	426

Total	$7,670	$8,557	$14,955	$17,586

Depreciation and amortization:
North America	$8,057	$7,775	$16,319	$15,725
Europe	3,217	3,358	6,257	7,067
Asia-Pacific	3,227	4,391	6,504	7,416
Latin America	623	686	1,248	1,372

Total	$15,124	$16,210	$30,328	$31,580

	As of
	July 1,	December 31,
	2006	2005
Identifiable assets:
North America	$4,160,443	$4,148,828
Europe	1,736,577	1,894,641
Asia-Pacific	687,380	639,574
Latin America	301,957	351,947

Total	$6,886,357	$7,034,990

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Supplemental information relating to reorganization costs (credits) and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Reorganization costs (credits) (Note 6):
North America	$(25)	$4,869	$(538)	$5,610
Europe	—	(21)	(11)	(21)
Asia-Pacific	—	1,438	—	3,389

Total	$(25)	$6,286	$(549)	$8,978

Integration and major-program costs charged to SG&A expenses (Note 6):
North America	$—	$5,646	$—	$10,674
Asia-Pacific	—	2,043	—	4,154

Total	$—	$7,689	$—	$14,828

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
     At July 1, 2006 and December 31, 2005, the Company had remaining tax liabilities of $2,503 ($2,886 and $2,711, including estimated interest at each respective date) related to the gains realized on the sales of SOFTBANK Corp. (“Softbank”) common stock in 1999 and 2002. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities when it considers it probable that taxes will be due. The Company provided for tax liabilities on this matter based on the level of opinions received from its outside advisors and the Company’s internal assessment. During 2005, the Company settled and paid tax liabilities of $23, $1,441 and $2,779 associated with the gains realized in 2002, 2000 and 1999, respectively, with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $783 and $1,418 related to tax years in 2000 and 1999, respectively, for such tax jurisdictions. Although the Company reviews its assessments of these matters on a regular basis, it cannot currently determine when the remaining tax liabilities will be finally resolved with the taxing authorities, or if the taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. The Company’s federal tax returns for fiscal years through 2000 have been closed. The U.S. Internal Revenue Service has begun an examination process related to the Company’s federal tax returns for fiscal years 2001 to 2003.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 31.5 million Brazilian reais, including interest and penalties computed through July 1, 2006, or approximately $14,600 at July 1, 2006, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on its consolidated results of operations or cash flows.
     The Company received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. The Company also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. On January 4, 2006, McAfee and the SEC made public the terms of a settlement they had reached with respect to McAfee. The Company continues to cooperate fully with the SEC and the Department of Justice in their inquiries. The Company has engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. The Company cannot predict with certainty the outcome of these discussions, nor their timing, nor can it reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to the Company’s consolidated results of operations or cash flows.
     There are various other claims, lawsuits and pending actions against the Company incidental to its operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 10 — New Accounting Standards
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning its fiscal year 2007. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2005, the Financial Accounting Standards Board issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations,” (“FSP 143-1”). FSP 143-1 provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. The Company has applied the provisions of FSP 143-1, which require the measurement in recognition of the liability and obligation associated with the historical waste, upon the Directive’s adoption into law by the applicable EU member countries in which it operates. The adoption of FSP 143-1 and the Directive did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for: competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; effective income tax rates; capital expenditures; liquidity; capital requirements; acquisitions; operating models and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, or SEC. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. We have also improved our profitability through our diversification of product offerings, including our entry into adjacent product segments such as the expansion into consumer electronics and automatic identification and data capture markets. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on, available cash, debt and trade credit from vendors for our working capital needs.
     In November 2004, we acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provided us with a strong management and employee base, a history of solid operating margins and profitability, and an expanded presence in the growing Asia-Pacific region. Total integration expenses incurred in the second quarter of 2005 were $3.5 million ($7.5 million during the first six months of 2005), comprised of $1.4 million of reorganization costs ($3.4 million during the first six months of 2005) primarily related to employee termination benefits for workforce reductions and lease exit costs for facility consolidations, as well as $2.1 million of other costs charged to SG&A expenses ($4.1 million during the first six months of 2005) primarily comprised of consulting, retention and other costs associated with the integration, as well as incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures. We substantially completed the integration of the operations of our pre-existing Asia-Pacific business with Tech Pacific in the third quarter of 2005 (see Note 6 to our consolidated financial statements).
     We are constantly seeking ways to improve our operations by enhancing our capabilities while reducing costs to provide an efficient flow of products and services, which may increase our operating expenses in the short-term. For example, in 2005, we launched an outsourcing and optimization plan to improve operating efficiencies within our North American region. Total costs of the actions, or major-program costs, incurred in the second quarter of 2005 were $10.5 million ($16.0 million during the first six months of 2005), consisting of $4.9 million of reorganization costs ($5.3 million during the first six months of 2005), primarily for workforce reductions, as well as $5.6 million of other costs charged to SG&A expenses ($10.7 million during the first six months of 2005) primarily for consulting and retention (see Note 6 to our consolidated financial statements). The plan, which was substantially completed in the fourth quarter of 2005, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, we also restructured and consolidated other job functions within the North American region. During the first six months of 2005, we also recorded an adjustment of $0.3 million related to a previous action for which we incurred higher than expected costs to settle a lease obligation in North America. During the second quarter of 2006, we incurred $3.3 million in costs related to incremental technology enhancements (recorded to SG&A expenses) that we believe will improve our business over the long-term. These costs primarily related to the outsourcing of certain IT application development functions. We also expect to incur approximately $5 million in incremental costs in the third quarter of 2006, primarily related to this IT outsourcing program, as well as other IT enhancements.

Management’s Discussion and Analysis Continued
     In July 2005, we acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. The custom installer market represents one of the fastest growing and most profitable segments of consumer electronics. To complement this acquisition, we are pursuing new relationships with consumer electronics manufacturers to bring new lines of converging technologies to solution providers, direct marketers, e-tailers and retailers on a global basis. AVAD was acquired for an initial purchase price of $136.4 million. The purchase agreement also requires us to pay the seller earn-out payments of up to $80.0 million over the next three years if certain performance levels are achieved, and additional payments of up to $100.0 million are possible in 2010, if extraordinary performance levels are achieved over a five-year period. During the first six months of 2006, the Company paid $30.0 million to the sellers for the initial earn-out in accordance with the provisions of the purchase agreement. The initial purchase price and earn-out payment were funded through our existing borrowing capacity and cash.
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, using the modified prospective transition method, and therefore have not restated our results of operations for the prior periods. Under this transition method, results for the first and second quarters of 2006 include compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, and for stock-based compensation awards granted after December 31, 2005. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. We recognize stock-based compensation under FAS 123R, net of an estimated forfeiture rate, for those shares which are expected to vest, on a straight-line basis over the requisite service period of the award. During the first and second quarters of 2006, we recorded $8.0 million and $7.7 million of stock-based compensation expense, respectively, as a result of the adoption of FAS 123R.
Results of Operations
     We do not allocate stock-based compensation recognized under FAS 123R to our operating units; therefore we are reporting this as an amount separate from our geographic segments. The following tables set forth our net sales by geographic region (excluding intercompany sales, which are eliminated in consolidation) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and twenty-six weeks indicated (in millions).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 1,		July 2,		July 1,		July 2,
	2006		2005		2006		2005

Net sales by geographic region:
North America	$3,327	45.0%	$2,918	42.7%	$6,534	43.6%	$5,857	42.1%
Europe	2,394	32.4	2,421	35.4	5,097	34.0	5,070	36.5
Asia-Pacific	1,343	18.1	1,199	17.5	2,675	17.8	2,385	17.2
Latin America	332	4.5	302	4.4	688	4.6	580	4.2

Total	$7,396	100.0%	$6,840	100.0%	$14,994	100.0%	$13,892	100.0%

Management’s Discussion and Analysis Continued

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 1,		July 2,		July 1,		July 2,
	2006		2005		2006		2005
Operating income and operating margin by geographic region:
North America	$53.4	1.6%	$28.9	1.0%	$105.3	1.6%	$58.8	1.0%
Europe	19.6	0.8	28.3	1.2	54.1	1.1	65.3	1.3
Asia-Pacific	16.1	1.2	10.9	0.9	29.6	1.1	17.0	0.7
Latin America	6.6	2.0	3.2	1.1	13.6	2.0	6.4	1.1
Stock-based compensation expense recognized under FAS 123R	(7.7)	—	—	—	(15.7)	—	—	—

Total	$88.0	1.2%	$71.3	1.0%	$186.9	1.2%	$147.5	1.1%

     We sell products purchased from many vendors, but generated approximately 22% and 24% of our net sales for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	94.6	94.7	94.6

Gross profit	5.3	5.4	5.3	5.4
Operating expenses:
Selling, general and administrative	4.1	4.3	4.1	4.2
Reorganization costs	(0.0)	0.1	(0.0)	0.1

Income from operations	1.2	1.0	1.2	1.1
Other expense, net	0.2	0.2	0.1	0.2

Income before income taxes	1.0	0.8	1.1	0.9
Provision for income taxes	0.3	0.2	0.3	0.3

Net income	0.7%	0.6%	0.8%	0.6%

Results of Operations for the Thirteen Weeks Ended July 1, 2006 Compared to
Thirteen Weeks Ended July 2, 2005
     Our consolidated net sales increased 8.1% to $7.40 billion for the thirteen weeks ended July 1, 2006, or second quarter of 2006, from $6.84 billion for the thirteen weeks ended July 2, 2005, or second quarter of 2005. The increase in net sales was primarily attributable to the improving demand environment for IT products and services, primarily in North America, Asia-Pacific and Latin America and additional revenue in North America from the AVAD acquisition in July 2005.

Management’s Discussion and Analysis Continued
     Net sales from our North American operations increased 14.0% to $3.33 billion in the second quarter of 2006 from $2.92 billion in the second quarter of 2005, primarily reflecting improving demand for IT products and services in the region, as well as approximately three percentage points of the revenue growth resulting from the acquisition of AVAD. Net sales from our European operations decreased 1.1% to $2.40 billion in the second quarter of 2006 from $2.42 billion in the second quarter of 2005, primarily due to softening demand for IT products and services in some European markets, as well as intensified competitive pricing pressures. Since the average foreign currency exchange rates between the US dollar and European currencies were relatively consistent year-over-year, foreign currency translation had an immaterial impact on sales growth. Net sales from our Asia-Pacific operations increased 11.9% to $1.34 billion in the second quarter of 2006 from $1.20 billion in the second quarter of 2005, primarily reflecting the increased demand for IT products and services in the region, with the most significant growth in China, Australia and India. Net sales from our Latin American operations increased by 10.0% to $332 million in the second quarter of 2006 from $302 million in the second quarter of 2005, reflecting the region’s increased demand for IT products and services and the strengthening of currencies in certain Latin American markets. We continue to focus on profitable growth in our Asia-Pacific and Latin American regions and, as a result, will continue to make changes to business processes, add or delete products or customers, and implement other changes. As a result, revenue growth rates and profitability in these emerging regions may fluctuate significantly from quarter to quarter.
     Gross margin was 5.3% in the second quarter of 2006, down slightly from the gross margin of 5.4% in the second quarter of 2005. This decrease reflects a more competitive pricing environment caused by vendor consolidation actions and some softer economic conditions in parts of Europe. Competitive pricing pressures have also increased primarily in certain customer segments in North America. These impacts are partially offset by the results of our ongoing product and geographic diversification strategy, particularly in North America, as well as operational improvements in our Asia-Pacific and Latin America businesses. We expect that margin pressure will continue in the third quarter of 2006 from a more competitive market environment in Europe and North America. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total SG&A expenses increased 4.7% to $303.7 million in the second quarter of 2006 from $290.0 million in the second quarter of 2005. The increase in SG&A expenses was primarily attributable to the addition of AVAD during the third quarter of 2005, approximately $7.7 million in stock-based compensation expense resulting from the adoption of FAS 123R in 2006 and approximately $3.3 million in incremental technology enhancements during the second quarter of 2006, partially offset by the reduction of major-program and integration costs of $5.6 million related to our 2005 outsourcing and optimization plan in North America and $2.1 million for acquisition-related integration costs in Asia-Pacific, as well as savings associated with the implementation of these programs upon their completion and continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.1% in the second quarter of 2006 compared to 4.3% in the second quarter of 2005 primarily due to economies of scale from a higher level of revenue, continued cost control measures and the lack of major-program and integration costs in SG&A expenses in the second quarter of 2006, partially offset by the additions of stock-based compensation expense resulting from the adoption of FAS 123R and costs related to the incremental technology enhancements noted above. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term. In this regard, we expect to incur incremental costs for IT enhancements, primarily related to the outsourcing of certain of our application development functions, which could result in incremental operating expenses of approximately $5 million in the third quarter of 2006 as compared with the third quarter of 2005.

Management’s Discussion and Analysis Continued
     For the second quarter of 2006, the credit to reorganization costs was less than $0.1 million, consisting primarily of an adjustment related to actions taken in prior years for which we incurred lower than expected costs associated with a facility consolidation in North America. For the second quarter of 2005, we incurred reorganization costs of $6.3 million for detailed actions taken during the quarter, consisting primarily of $4.9 million in North America representing employee termination benefits for approximately 560 employees and $1.4 million in Asia-Pacific representing $1.2 million of employee termination benefits for approximately 60 employees, $0.2 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and less than $0.1 million of other costs, primarily due to contract terminations.
     Income from operations as a percentage of net sales, or operating margin, increased to 1.2% in the second quarter of 2006 compared to 1.0% in the second quarter of 2005, as a result of the increase in net sales and improvements in operating expenses as a percentage of net sales, both of which are discussed above. Our North American operating margin increased to 1.6% in the second quarter of 2006 from 1.0% in the second quarter of 2005, reflecting the economies of scale from the higher volume of business, benefits from our outsourcing and optimization plan, reduction of the related reorganization and major-program costs (approximately 0.4% of North America net sales in the second quarter of 2005), the addition of AVAD and ongoing cost containment efforts, partially offset by the competitive pressures on pricing. Our European operating margin decreased to 0.8% in the second quarter of 2006 from 1.2% in the second quarter of 2005, as a result of softer economies in some European markets and recent vendor consolidation efforts, which exerted pressure on gross margin, partially offset by a decrease in operating expenses due to ongoing cost containment efforts. Our Asia-Pacific operating margin increased to 1.2% in the second quarter of 2006 from 0.9% in the second quarter of 2005, reflecting the economies of scale from the higher volume of business, reduction in the integration costs (approximately 0.3% of Asia-Pacific net sales) and ongoing cost containment efforts. Our Latin American operating margin increased to 2.0% in the second quarter of 2006 from 1.1% in the second quarter of 2005, reflecting a robust market and continued strengthening of our business processes in the region. We continue to implement process improvements and other changes to improve profitability over the long-term. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense, net, consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $13.3 million in the second quarter of 2006 compared to $14.1 million in the second quarter of 2005. The decrease in net other expense primarily reflects increases in foreign-exchange gains, particularly in Asia-Pacific and Latin America, and an increase in interest income on generally higher interest rates and larger average cash balances. These effects were partially offset by increases in interest expense primarily due to higher interest rates and higher average borrowings during the second quarter of 2006.
     Provision for income taxes was $20.9 million, or an effective tax rate of 28%, in the second quarter of 2006 compared to $15.5 million, or an effective tax rate of 27%, in the second quarter of 2005. The second quarter of 2005 included a benefit of $2.2 million (3.8% of income before taxes) for the favorable resolution of previously accrued income taxes related to the gains realized on the sale of SOFTBANK Corp., or Softbank, common stock (see Note 9 to our consolidated financial statements). The remaining change in the 2006 effective tax rate compared to 2005 primarily reflects our ongoing tax strategies as well as the geographic mix of income.

Management’s Discussion and Analysis Continued
Results of Operations for the Twenty-six Weeks Ended July 1, 2006 Compared to
Twenty-six Weeks Ended July 2, 2005
     Our consolidated net sales increased 7.9% to $14.99 billion for the twenty-six weeks ended July 1, 2006, or first six months of 2006, from $13.89 billion for the twenty-six weeks ended July 2, 2005, or first six months of 2005. Net sales from our North American operations increased 11.6% to $6.53 billion in the first six months of 2006 from $5.86 billion in the first six months of 2005. Net sales from our European operations increased 0.5% to $5.10 billion in the first six months of 2006 from $5.07 billion in the first six months of 2005 (the relatively weaker European currencies compared to the U.S. dollar contributed approximately a five-percentage point negative effect compared to prior year). Net sales from our Asia-Pacific operations increased 12.1% to $2.68 billion in the first six months of 2006 from $2.39 billion in the first six months of 2005. Net sales from our Latin America operations increased 18.6% to $689 million in the first six months of 2006 from $580 million in the first six months of 2005. The reasons for the year-over-year changes in our net sales on a worldwide basis, and individually by region, are similar to those factors discussed in the second quarters of 2006 and 2005.
     Gross margin declined slightly to 5.3% in the first six months of 2006 compared to 5.4% in the first six months of 2005, reflecting the same factors discussed in the second quarters of 2006 and 2005.
     Total SG&A expenses increased 3.4% to $610.8 million in the first six months of 2006 from $590.5 million in the first six months of 2005. The increase in SG&A expenses was primarily attributable to the addition of AVAD, approximately $15.7 million in stock-based compensation expense resulting from the adoption of FAS 123R and approximately $3.3 million in incremental technology enhancements during the first six months of 2006, partially offset by the reduction of major-program and integration costs of $10.7 million related to our 2005 outsourcing and optimization plan in North America and $4.1 million for acquisition-related integration costs in Asia-Pacific, as well as savings associated with these programs upon their completion and continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.1% in the first six months of 2006 compared to 4.2% in the first six months of 2005 primarily due to economies of scale from a higher level of revenue, continued cost control measures and the lack of major-program and integration costs in SG&A expenses in the first six months of 2006, partially offset by the increases in stock-based compensation expense resulting from the adoption of FAS 123R and costs related to the incremental technology enhancements noted above. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the first six months of 2006, the credit to reorganization costs was $0.5 million, consisting primarily of an adjustment related to a prior action for which we incurred lower than expected costs associated with a facility consolidation in North America. For the first six months of 2005, we incurred reorganization costs of $9.0 million consisting of a charge of $8.7 million for detailed actions taken during the first six months of 2005, an adjustment of $0.3 million related to a previous action for which we incurred higher than expected costs to settle a lease obligation in North America, partially offset by a credit adjustment of less than $0.1 million related to a previous action for which we incurred lower than expected lease exit costs associated with facility consolidations in Europe. The reorganization costs of $8.7 million during the first six months of 2005 consisted of $5.3 million in North America representing employee termination benefits for approximately 575 employees and $3.4 million in Asia-Pacific representing $2.9 million of employee termination benefits for approximately 290 employees, $0.4 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and $0.1 million of other costs primarily due to contract terminations.
     Operating margin increased to 1.2% in the first six months of 2006 from 1.1% in the first six months of 2005. Our North American operating margin increased to 1.6% in the first six months of 2006 compared to 1.0% in the first six months of 2005. Our European operating margin decreased to 1.1% in the first six months of 2006 compared to 1.3% in the first six months of 2005. Our Asia-Pacific operating margin increased to 1.1% in the first six months of 2006 compared to 0.7% in the first six months of 2005. Our Latin American operation margin increased to 2.0% in the first six months of 2006 from 1.1% in the first six months of 2005. The changes in operating margin for the first six months of 2006 compared to the first six months of 2005 on a worldwide basis, and individually by region, are largely attributable to the same factors as discussed in the second quarters of 2006 and 2005.

Management’s Discussion and Analysis Continued
     Other expense, net, consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $26.5 million in the first six months of 2006 compared to $28.8 million in the first six months of 2005. The decrease in net other expenses is primarily attributable to the same factors discussed in the second quarters of 2006 and 2005.
     Provision for income taxes was $44.9 million, or an effective tax rate of 28%, in the first six months of 2006 compared to $34.6 million, or an effective tax rate of 29%, in the first six months of 2005. The first six months of 2005 included a benefit of $2.2 million (1.9% of income before income taxes) for the favorable resolution of previously accrued income taxes related to the gains realized on the sale of Softbank common stock (see Note 9 to our consolidated financial statements). The remaining change in the 2006 effective tax rate compared to 2005 primarily reflects our ongoing tax strategies as well as the geographic mix of income.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter which affects our operating expenses and margins;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	the impact of acquisitions we may make;
•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints;
•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and
•	general economic or geopolitical conditions, including changes in legislation or the regulatory environments in which we operate.
     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first six months of 2006 and 2005.
     Our cash and cash equivalents totaled $496.6 million and $324.5 million at July 1, 2006 and December 31, 2005, respectively.

Management’s Discussion and Analysis Continued
     Net cash provided by operating activities was $246.3 million for the first six months of 2006 compared to $47.2 million for the first six months of 2005. The net cash provided by operating activities for the first six months of 2006 principally reflects our improved earnings, as well as decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. These reductions reflect the seasonally low volume of business in the first six months of 2006 and consistently strong working capital management. The net cash provided by operating activities for the first six months of 2005 principally reflects our earnings and reductions of accounts receivable, inventory and other current assets, partially offset by decreases in our accrued expenses and accounts payable. The reduction of accrued expenses and other current assets primarily relates to the settlement of a currency interest rate swap and payments of variable compensation. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonal decline in sales in the first six months.
     Net cash used by investing activities was $94.1 million for the first six months of 2006 compared to $20.3 million for the first six months of 2005. The net cash used by investing activities for the first six months of 2006 was primarily due to earn-out payments related to previous acquisitions, including the previously discussed first earn-out payment of $30 million for AVAD, the short-term collateral deposits on financing arrangements and capital expenditures, while the amount for the first six months of 2005 was primarily due to capital expenditures.
     Net cash provided by financing activities was $10.7 million for the first six months of 2006 compared to net cash used by financing activities of $0.4 million for the first six months of 2005. The net cash provided by financing activities for the first six months of 2006 primarily reflects the net proceeds from additional net drawings on our debt facilities and from the exercise of stock options, partially offset by a decrease in our book overdrafts. The net cash used by financing activities for the first six months of 2005 primarily reflects a decrease in our book overdrafts, partially offset by the net proceeds from additional net borrowings on our debt facilities and from the exercise of stock options.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     On-Balance Sheet Capital Resources
     On July 21, 2006, we increased our borrowing capacity to $550 million under our revolving accounts receivable-based financing program in the U.S., secured by substantially all U.S.-based receivables. We also extended the maturity date of the program from March 31, 2008 to July 30, 2010. At our option, the program may be increased to as much as $650 million at any time prior to the new maturity date. The interest rate on this facility varies dependent on the designated commercial paper rates plus a predetermined margin. At July 1, 2006 and December 31, 2005, we had borrowings of $329.2 million and $304.3 million, respectively, under this revolving accounts receivable-based financing program in the U.S.
     We also have a revolving accounts receivable-based financing program in Canada, which provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $134 million at July 1, 2006. This facility matures on August 31, 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At July 1, 2006 and December 31, 2005, we had borrowings of $62.7 million and $38.7 million, respectively, under this revolving accounts receivable-based financing program.
     We have two revolving accounts receivable-backed financing facilities in Europe, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $137 million, and Euro 230 million, or approximately $294 million, respectively, at July 1, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These facilities mature in July 2007 and January 2009, respectively. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At July 1, 2006 and December 31, 2005, we had no borrowings under these European revolving accounts receivable-backed financing facilities.

Management’s Discussion and Analysis Continued
     We have a multi-currency revolving accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $186 million at July 1, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At July 1, 2006 and December 31, 2005, we had borrowings of $96.3 million and $112.6 million, respectively, under this facility.
     Our ability to access financing under our North American, European and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At July 1, 2006, our actual aggregate available capacity under these programs was approximately $1.1 billion based on eligible accounts receivable available, of which approximately $488.2 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We have a $175 million revolving senior unsecured credit facility with a bank syndicate that matures in July 2008. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At July 1, 2006 and December 31, 2005, we had no borrowings under this credit facility. This credit facility may also be used to support letters of credit. At July 1, 2006 and December 31, 2005, letters of credit of $30.9 million and $21.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 100 million Australian dollars, or approximately $74 million at July 1, 2006, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At July 1, 2006 and December 31, 2005, we had borrowings of $12.2 million and $14.4 million, respectively, under this credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At July 1, 2006 and December 31, 2005, no letters of credit were issued.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $687 million at July 1, 2006. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At July 1, 2006 and December 31, 2005, we had approximately $149.2 million and $134.8 million, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $45 million at July 1, 2006, which are included in other current assets. At July 1, 2006 and December 31, 2005, letters of credit totaling approximately $22.6 million and $53.4 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.9% and 6.1% per annum at July 1, 2006 and December 31, 2005, respectively.

Management’s Discussion and Analysis Continued
     Off-Balance Sheet Capital Resources
     We have a revolving trade accounts receivable-based factoring facility in Europe, which provides up to approximately $226 million of additional financing capacity. Approximately $115 million of this capacity expires in March 2007 with the balance expiring in December 2007. At July 1, 2006 and December 31, 2005, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At July 1, 2006, our actual aggregate available capacity under this program, based on eligible accounts receivable outstanding, was approximately $168 million.
Covenant Compliance
     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At July 1, 2006, we were in compliance with all material covenants or other requirements set forth in our financing facilities discussed above.
Other Matters
     See Note 9 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures not to exceed $50 million in fiscal 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the second quarter ended July 1, 2006 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Part II. Other Information
Item 1. Legal Proceedings
     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 31.5 million Brazilian reais, including interest and penalties computed through July 1, 2006, or approximately $14.6 million at July 1, 2006, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our consolidated results of operations or cash flows.
     We received an informal inquiry from the SEC during the third quarter of 2004. The SEC’s focus to date has been related to certain transactions with McAfee, Inc. (formerly Network Associates, Inc. or NAI) from 1998 through 2000. We also received subpoenas from the U.S. Attorney’s office for the Northern District of California (“Department of Justice”) in connection with its grand jury investigation of NAI, which seek information concerning these transactions. On January 4, 2006, McAfee and the SEC made public the terms of a settlement they had reached with respect to McAfee. We continue to cooperate fully with the SEC and the Department of Justice in their inquiries. We have engaged in discussions with the SEC toward a possible resolution of matters concerning these NAI-related transactions. We cannot predict with certainty the outcome of these discussions, nor their timing, nor can we reasonably estimate the amount of any loss or range of loss that might be incurred as a result of the resolution of these matters with the SEC and the Department of Justice. Such amounts may be material to our consolidated results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
a)	The Annual Meeting of the Shareowners was held on May 31, 2006.

b)	The election of four directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for all four individuals elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareowners in 2009.

Nominee		Number of Votes
John R. Ingram	For	143,306,072
	Withheld/Against	14,522,512
	Abstentions	—
	Broker Non-Votes	N/A

Nominee		Number of Votes
Dale R. Laurance	For	148,343,436
	Withheld/Against	9,485,148
	Abstentions	—
	Broker Non-Votes	N/A

Kevin Murai	For	155,692,019
	Withheld/Against	2,136,565
	Abstentions	—
	Broker Non-Votes	N/A

Gerhard Schulmeyer	For	156,962,698
	Withheld/Against	865,886
	Abstentions	—
	Broker Non-Votes	N/A
Orrin H. Ingram II, Michael T. Smith, Gregory M.E. Spierkel and Joe B. Wyatt are directors whose terms of office expire at the annual meeting of shareowners in 2007. Kent B. Foster, Howard I. Atkins, Martha R. Ingram and Linda Fayne Levinson are directors whose terms of office expire at the annual meeting of shareowners in 2008.
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
August 9, 2006

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX