Form 10-Q
period 2006-09-30
INGRAM MICRO INC
filed 2006-11-06
CIK 1018003

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 165,635,147 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 30, 2006.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$535,738	$324,481
Trade accounts receivable (less allowances of $77,105 and $81,831)	3,035,866	3,186,115
Inventories	2,241,297	2,208,660
Other current assets	389,767	352,042

Total current assets	6,202,668	6,071,298

Property and equipment, net	172,752	179,435
Goodwill	636,635	638,416
Other assets	146,271	145,841

Total assets	$7,158,326	$7,034,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,244,446	$3,476,845
Accrued expenses	434,572	479,422
Current maturities of long-term debt	162,126	149,217

Total current liabilities	3,841,144	4,105,484

Long-term debt, less current maturities	545,096	455,650
Other liabilities	41,241	35,258

Total liabilities	4,427,481	4,596,392

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 165,635,147 and 162,366,283 shares issued and outstanding	1,656	1,624
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	941,296	874,984
Retained earnings	1,712,785	1,538,761
Accumulated other comprehensive income	75,108	23,324
Unearned compensation	—	(95)

Total stockholders’ equity	2,730,845	2,438,598

Total liabilities and stockholders’ equity	$7,158,326	$7,034,990

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$7,510,273	$6,959,334	$22,504,684	$20,851,812

Cost of sales	7,104,558	6,577,531	21,301,766	19,722,994

Gross profit	405,715	381,803	1,202,918	1,128,818

Operating expenses:
Selling, general and administrative	313,022	296,888	923,858	887,397
Reorganization costs (credits)	(1,155)	1,981	(1,704)	10,959

	311,867	298,869	922,154	898,356

Income from operations	93,848	82,934	280,764	230,462

Other expense (income):
Interest income	(1,578)	(1,045)	(7,365)	(2,531)
Interest expense	12,545	11,936	39,906	36,123
Loss on redemption of senior subordinated notes and related interest- rate swap agreements	—	8,413	—	8,413
Net foreign currency exchange loss (gain)	(41)	(444)	(63)	2,445
Other	1,640	1,801	6,586	4,974

	12,566	20,661	39,064	49,424

Income before income taxes	81,282	62,273	241,700	181,038

Provision for income taxes	22,759	13,873	67,676	48,489

Net income	$58,523	$48,400	$174,024	$132,549

Basic earnings per share	$0.35	$0.30	$1.06	$0.83

Diluted earnings per share	$0.34	$0.29	$1.03	$0.81

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$174,024	$132,549
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	45,485	47,920
Stock-based compensation under FAS 123R	22,174	—
Excess tax benefit from stock-based compensation under FAS 123R	(3,704)	—
Noncash charges for interest and other compensation	288	2,414
Loss on redemption of senior subordinated notes and interest-rate swap agreement	—	8,413
Deferred income taxes	(2,887)	(20,894)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	163,886	194,611
Inventories	(21,704)	244,419
Other current assets	(4,543)	142,411
Accounts payable	(199,126)	(499,792)
Accrued expenses	22,398	(152,376)

Cash provided by operating activities	196,291	99,675

Cash flows from investing activities:
Purchases of property and equipment	(28,201)	(27,321)
Short-term collateral deposits on financing arrangements	(35,000)	—
Acquisitions, net of cash acquired	(33,732)	(141,176)

Cash used by investing activities	(96,933)	(168,497)

Cash flows from financing activities:
Proceeds from exercise of stock options	43,900	26,531
Redemption of senior subordinated notes, net	—	(205,801)
Excess tax benefit from stock-based compensation under FAS 123R	3,704	—
Change in book overdrafts	(45,800)	(53,967)
Net proceeds from debt	102,035	355,783

Cash provided by financing activities	103,839	122,546

Effect of exchange rate changes on cash and cash equivalents	8,060	(22,926)

Increase in cash and cash equivalents	211,257	30,798

Cash and cash equivalents, beginning of period	324,481	398,423

Cash and cash equivalents, end of period	$535,738	$429,221

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2006, and its results of operations for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005, and cash flows for the thirty-nine weeks ended September 30, 2006 and October 1, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2006 may not be indicative of the results of operations that can be expected for the full year.
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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income	$58,523	$48,400	$174,024	$132,549

Weighted average shares	165,139,935	160,549,321	164,483,294	159,797,559

Basic EPS	$0.35	$0.30	$1.06	$0.83

Weighted average shares, including the dilutive effect of stock awards (4,571,720 and 3,855,735 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and 5,152,675 and 3,786,541 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively)	169,711,655	164,405,056	169,635,969	163,584,100

Diluted EPS	$0.34	$0.29	$1.03	$0.81

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     There were approximately 6,772,000 and 8,959,000 stock awards for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and 3,660,000 and 9,137,000 stock awards for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 3 – Stock-Based Compensation
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
     FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and instead generally requires that such transactions be accounted for using a fair-value-based method and expensed in the consolidated statement of income. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under FAS 123R, consistent with the method previously used for its pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company has elected the modified prospective transition method as permitted by FAS 123R; accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value as previously determined under the disclosure only provisions of FAS 123. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock awards. The Company estimated the forfeiture rate for the thirteen and thirty-nine weeks ended September 30, 2006 based on its historical experience during the preceding five fiscal years.
     Compensation expense of $6,531 and $22,174 for the thirteen and the thirty-nine weeks ended September 30, 2006, respectively, was recognized upon adoption of FAS 123R and the related deferred tax asset established was $1,829 and $6,209, respectively. In accordance with FAS 123R, beginning in 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards both as an operating activity and as a financing activity in its consolidated statement of cash flows.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the thirteen and thirty-nine weeks ended October 1, 2005:

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 1, 2005	October 1, 2005
Net income, as reported	$48,400	$132,549
Compensation expense as determined under FAS 123, net of related tax effects	(4,702)	(14,941)

Pro forma net income	$43,698	$117,608

Earnings per share:
Basic – as reported	$0.30	$0.83

Basic – pro forma	$0.27	$0.74

Diluted – as reported	$0.29	$0.81

Diluted – pro forma	$0.27	$0.72

     The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock awards granted to employees. The fair value of options granted in the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Expected life of stock options	4.0 years	3.5 years	4.0 years	3.5 years
Risk-free interest rate	5.13%	4.18%	4.70%	3.70%
Expected stock volatility	39.6%	42.0%	40.0%	41.8%

Weighted-average fair value of options granted	$6.99	$6.54	$7.14	$6.03
Equity Incentive Plan
     As of September 30, 2006, the Company has a single stock incentive plan approved by its stockholders, the 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Under the 2003 Plan, no employee participant may receive awards in any calendar year that relate to more than 2,000,000 shares, and no more than 8,000,000 shares may be issued in connection with awards relating to restricted stock and restricted stock units. Prior to 2006, the Company’s stock-based incentive awards were primarily in the form of stock options. Beginning in January 2006, the Company reduced the level of grants of stock options compared to previous years and now grants restricted stock and restricted stock units, in addition to stock options, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. As of September 30, 2006, approximately 16,000,000 shares were available for grant under the 2003 Plan.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Stock Award Activity
     Stock option activity under the 2003 Plan was as follows for the thirty-nine weeks ended September 30, 2006:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	No. of Shares	Exercise	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value
Outstanding at December 31, 2005	30,558	$15.61
Granted	1,160	19.01
Exercised	(3,202)	13.60
Forfeited/cancelled/expired	(1,213)	27.79

Outstanding at September 30, 2006	27,303	15.45	6.0	$112,868

Vested and expected to vest at September 30, 2006	26,177	15.38	5.9	110,464

Exercisable at September 30, 2006	21,671	15.03	5.3	100,846

     The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on September 30, 2006 and the option exercise price, multiplied by the number of in-the-money options on September 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of stock options exercised for the thirteen weeks and thirty-nine weeks ended September 30, 2006 was $3,585 and $18,892, respectively. Total fair value of stock options vested and expensed was $4,452 and $16,129 for the thirteen weeks and thirty-nine weeks ended September 30, 2006, respectively. As of September 30, 2006, the Company expects $20,547 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of 1.5 years.
     Cash received from stock option exercises for the thirteen and thirty-nine weeks ended September 30, 2006 was $9,840 and $43,900, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $1,028 and $4,456 for the thirteen and thirty-nine weeks ended September 30, 2006, respectively.
     Activity related to non-vested restricted stock and restricted stock units was as follows for the thirty-nine weeks ended September 30, 2006:

	Number of	Weighted-
	Shares	Average Grant
	(in 000s)	Date Fair Value
Non-vested at December 31, 2005	10	$18.43
Granted	1,393	19.45
Vested	—	—
Forfeited	(27)	19.53

Non-vested at September 30, 2006	1,376	19.44

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     As of September 30, 2006, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $16,174. The Company expects this cost to be recognized over a remaining weighted-average period of 2.2 years.
Note 4 – Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks and for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 as presented below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income	$58,523	$48,400	$174,024	$132,549
Changes in foreign currency translation adjustments	(1,163)	10,224	51,784	(58,418)

Comprehensive income	$57,360	$58,624	$225,808	$74,131

     Accumulated other comprehensive income included in stockholders’ equity totaled $75,108 and $23,324 at September 30, 2006 and December 31, 2005, respectively, and consisted solely of cumulative foreign currency translation adjustments.
Note 5 – Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416
Acquisitions	603	1,011	(7,051)	—	(5,437)
Foreign currency translation	31	858	2,767	—	3,656

Balance at September 30, 2006	$156,766	$13,596	$466,273	$—	$636,635

Balance at January 1, 2005	$78,495	$12,775	$468,395	$—	$559,665
Acquisitions	47,583	—	4,904	—	52,487
Foreign currency translation	(346)	(1,488)	675	—	(1,159)

Balance at October 1, 2005	$125,732	$11,287	$473,974	$—	$610,993

     In July 2005, the Company acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. This strategic acquisition accelerated the Company’s entry into the adjacent consumer electronics market and improved the Company’s operating margin in its North American operations. AVAD was acquired for a purchase price of $136,438. The purchase agreement also requires the Company to pay the seller earn-out payments of up to $80,000 over the next three years from date of acquisition, if certain performance levels are achieved, and additional payments of up

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
to $100,000 are possible in 2010, if extraordinary performance levels are achieved over a five-year period. Such payment, if any, will be recorded as an adjustment to the purchase price when performance levels are achieved or are deemed probable of being achieved. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date. In December 2005, the Company recorded a payable of $30,000 to the sellers of AVAD for the initial earn-out in accordance with the provisions of the purchase agreement, resulting in an increase of goodwill at December 31, 2005 for the same amount. This amount was paid in March 2006. In addition, for the thirty-nine weeks ended September 30, 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $603 to reflect the final fair value assessment, resulting in an increase of goodwill for that same amount.
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
     In 2002, the Company acquired a value-add IT distributor in Europe. The purchase agreement required payments of an initial purchase price plus additional cash payments of up to Euro 1,130 for each of the three years after 2002 based on an earn-out formula. In December 2005, the Company recorded an estimated payable of $445 to the sellers for the final earn-out, resulting in an increase of goodwill at December 31, 2005 for the same amount. The final earn-out amount was settled with the payment of $542 to the sellers in April 2006, which resulted in an addition to goodwill of $97 in Europe for the thirty-nine weeks ended September 30, 2006.
     During the thirty-nine weeks ended September 30, 2006, the Company concluded a favorable resolution of certain taxes associated with a previous business combination in Asia-Pacific. As a result, the Company made an adjustment to the purchase price allocation associated with this business combination to reflect a reduction in a tax-related liability that existed at the date of purchase totaling $7,051 and a decrease of goodwill for that same amount.
     During the thirty-nine weeks ended October 1, 2005, the Company made an adjustment to the purchase price allocation associated with the acquisition of a distributor in Asia-Pacific. The adjustment reflected additional liabilities of $4,327 for costs associated with reductions in the distributor’s workforce as well as closure and consolidation of redundant facilities of the acquired company. This adjustment resulted in an increase of goodwill for that same amount. In addition, the Company acquired the remaining shares held by minority shareholders in two of its subsidiaries in Asia-Pacific. The total purchase price for the acquisition of these remaining interests consisted of cash payments of $596, resulting in the recording of approximately $577 of goodwill in Asia-Pacific for the thirty-nine weeks ended October 1, 2005.
Note 6 – Reorganization, Integration and Major-Program Costs
     In 2005, the Company launched an outsourcing and optimization plan to improve operating efficiencies within its North American region. Total costs of the actions, or major-program costs, incurred for the thirteen weeks ended October 1, 2005 were $5,608 ($21,592 for the thirty-nine weeks ended October 1, 2005), comprised of $1,600 of reorganization costs ($6,910 for the thirty-nine weeks ended October 1, 2005), primarily related to employee termination benefits for workforce reductions for approximately 315 employees (580 employees for the thirty-nine weeks ended October 1, 2005), as well as $4,008 of other costs charged to selling, general and administrative

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
(“SG&A”) expenses ($14,682 for the thirty-nine weeks ended October 1, 2005), primarily comprised of consulting and retention expenses. The plan, which was substantially completed in 2005, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, the Company also restructured and consolidated other job functions within the North American region. During the thirteen weeks ended October 1, 2005, the Company also recorded a net credit adjustment through reorganization costs of $891 ($591 for the thirty-nine weeks ended October 1, 2005) primarily related to previous actions for which the Company incurred lower than expected costs to settle lease obligations in North America.
     In November 2004, the Company acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provided the Company with a strong management and employee base, a history of solid operating margins and profitability, and an expanded presence in the growing Asia-Pacific region. Total integration expenses incurred for the thirteen weeks ended October 1, 2005 were $2,512 ($10,055 for the thirty-nine weeks ended October 1, 2005), comprised of $1,286 of reorganization costs ($4,675 for the thirty-nine weeks ended October 1, 2005) primarily for employee termination benefits for workforce reductions for approximately 15 employees (305 employees for the thirty-nine weeks ended October 1, 2005) and lease exit costs for facility consolidations, as well as $1,226 of other costs charged to SG&A expenses ($5,380 for the thirty-nine weeks ended October 1, 2005), primarily comprised of consulting, retention and other costs associated with the integration, as well as incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures. The Company substantially completed the integration of the operations of its pre-existing Asia-Pacific business with Tech Pacific in 2005.
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
Reorganization Costs
Three months and nine months ended September 30, 2006
     The credit adjustment to reorganization costs of $1,155 for the thirteen weeks ended September 30, 2006 ($1,704 for the thirty-nine weeks ended September 30, 2006) consisted of $1,138 in North America related to detailed actions taken in prior years for which the Company reversed remaining reserves related to a portion of a restructured leased facility that management elected to reoccupy in the current period, as well as lower than expected costs incurred associated with employee termination benefits and facility consolidations ($1,676 for the thirty-nine weeks ended September 30, 2006); $17 in Asia-Pacific related to a detailed actions taken in prior years for which the Company incurred lower than expected costs associated with a facility consolidation for the thirteen and thirty-nine weeks ended September 30, 2006; and $11 in Europe related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with facility consolidations for the thirty-nine weeks ended September 30, 2006.
Actions during the year ended December 31, 2005
     Reorganization costs during fiscal year 2005 consisted of charges relating to the outsourcing and optimization plan in North America and the integration of Tech Pacific in Asia-Pacific. The reorganization costs in North America included employee termination benefits and estimated lease exit costs in connection with closing and consolidating facilities. The reorganization costs in Asia-Pacific included employee termination benefits, estimated lease exit costs in connection with closing and consolidating redundant facilities and other costs primarily due to contract terminations. These restructuring actions are complete; however, future cash outlays will be required in accordance with the underlying terms of the applicable agreements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The payment activities and adjustments for the thirty-nine weeks ended September 30, 2006 and the remaining liability at September 30, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		September 30,
	2005	Liability	Adjustments	2006
Employee termination benefits	$2,760	$(1,905)	$(647)	$208
Facility costs	2,666	(911)	(18)	1,737

Total	$5,426	$(2,816)	$(665)	$1,945

     The adjustments reflect lower than expected costs associated with employee termination benefits in North America and lower than expected costs to settle a lease obligation in Asia-Pacific.
Actions during the year ended January 3, 2004
     Reorganization costs during fiscal year 2003 were primarily comprised of employee termination benefits for workforce reductions worldwide and lease exit costs for facility consolidations in North America, Europe and Latin America.
     The payment activities and adjustments for the thirty-nine weeks ended September 30, 2006 and the remaining liability at September 30, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		September 30,
	2005	Liability	Adjustments	2006
Facility costs	$1,661	$(531)	$(11)	$1,119

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
     The payment activities and adjustments for the thirty-nine weeks ended September 30, 2006 and the remaining liability at September 30, 2006 related to these detailed actions are summarized as follows:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		September 30,
	2005	Liability	Adjustments	2006
Employee termination benefits	$60	$—	$—	$60
Facility costs	3,848	(289)	(1,028)	2,531

Total	$3,908	$(289)	$(1,028)	$2,591

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The adjustment reflects the reversal of remaining restructuring reserves related to a portion of a restructured leased facility that management elected to reoccupy in the current period and lower than expected costs to settle a lease obligation, both in North America.
Integration and Major-Program Costs
     Integration and major-program costs recorded in SG&A expenses for the thirteen weeks ended October 1, 2005 were $5,234 ($20,062 for the thirty-nine weeks ended October 1, 2005), of which $4,008 reflects costs associated with the Company’s outsourcing and optimization plan in North America ($14,682 for the thirty-nine weeks ended October 1, 2005), primarily comprised of consulting, retention and other related costs and $1,226 reflects costs associated with the integration of Tech Pacific in Asia-Pacific ($5,380 for the thirty-nine weeks ended October 1, 2005), primarily comprised of consulting, retention and other integration related costs, as well as accelerated depreciation of fixed assets associated with the facility closures.
Note 7 – Long-Term Debt
     The Company’s debt consists of the following:

	September 30,	December 31,
	2006	2005
North American revolving trade accounts receivable-backed financing facilities	$451,209	$343,026
Asia-Pacific revolving trade accounts receivable-backed financing facility	93,887	112,624
Revolving credit facilities and other debt	162,126	149,217

	707,222	604,867
Current maturities of long-term debt	(162,126)	(149,217)

	$545,096	$455,650

     In July 2006, the Company increased its borrowing capacity to $550,000 under its revolving accounts receivable-backed financing program in the U.S., secured by substantially all U.S.-based receivables. The Company also extended the maturity date of the program from March 31, 2008 to July 30, 2010. At the Company’s option, the program may be increased to as much as $650,000 at any time prior to the new maturity date. The interest rate on this facility varies dependent on the designated commercial paper rates plus a predetermined margin. At September 30, 2006 and December 31, 2005, the Company had borrowings of $384,125 and $304,300, respectively, under its revolving accounts receivable-backed financing program in the U.S.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales:
North America:
Sales to unaffiliated customers	$3,374,748	$3,086,104	$9,908,507	$8,943,314
Intergeographic sales	45,657	42,008	132,947	122,917
Europe	2,425,073	2,341,826	7,521,891	7,411,515
Asia-Pacific	1,361,631	1,207,845	4,036,830	3,592,986
Latin America	348,821	323,559	1,037,456	903,997
Elimination of intergeographic sales	(45,657)	(42,008)	(132,947)	(122,917)

Total	$7,510,273	$6,959,334	$22,504,684	$20,851,812

Income from operations:
North America	$55,299	$43,749	$160,551	$102,548
Europe	23,593	20,970	77,672	86,271
Asia-Pacific	16,934	13,884	46,580	30,887
Latin America	4,553	4,331	18,135	10,756
Stock-based compensation expense recognized under FAS 123R	(6,531)	—	(22,174)	—

Total	$93,848	$82,934	$280,764	$230,462

Capital expenditures:
North America	$7,619	$3,016	$16,467	$10,658
Europe	3,325	4,211	7,373	9,755
Asia-Pacific	1,896	2,335	3,108	6,309
Latin America	406	173	1,253	599

Total	$13,246	$9,735	$28,201	$27,321

Depreciation and amortization:
North America	$7,921	$8,399	$24,240	$24,124
Europe	3,437	4,084	9,694	11,151
Asia-Pacific	3,194	3,214	9,698	10,630
Latin America	605	643	1,853	2,015

Total	$15,157	$16,340	$45,485	$47,920

	As of
	September 30,	December 31,
	2006	2005
Identifiable assets:
North America	$4,417,155	$4,148,828
Europe	1,783,727	1,894,641
Asia-Pacific	645,072	639,574
Latin America	312,372	351,947

Total	$7,158,326	$7,034,990

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Supplemental information relating to reorganization costs (credits) and other profit enhancement program costs by geographic segment included in income from operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Reorganization costs (credits) (Note 6):
North America	$(1,138)	$709	$(1,676)	$6,319
Europe	—	(14)	(11)	(35)
Asia-Pacific	(17)	1,286	(17)	4,675

Total	$(1,155)	$1,981	$(1,704)	$10,959

Integration and major-program costs charged to SG&A expenses (Note 6):
North America	$—	$4,008	$—	$14,682
Asia-Pacific	—	1,226	—	5,380

Total	$—	$5,234	$—	$20,062

Note 9 – Commitments and Contingencies
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
     At September 30, 2006 and December 31, 2005, the Company had remaining tax liabilities of $1,421 and $2,503, respectively, related to the gains realized on the sales of SOFTBANK Corp. (“Softbank”) common stock in 2002 and 1999. The Softbank common stock was sold in the public market by certain of Ingram Micro’s foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, in situations involving uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provides for tax liabilities when it considers it probable that taxes will be due. The Company provided for tax liabilities on this matter based on the level of opinions received from its outside advisors and the Company’s internal assessment. During 2005, the Company settled and paid tax liabilities of $23, $1,441 and $2,779 associated with the gains realized in 2002, 2000 and 1999, respectively, with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $783 and $1,418 related to tax years in 2000 and 1999, respectively, for such tax jurisdictions. Although the Company reviews its assessments of these matters on a regular basis, it cannot currently determine when the remaining tax liabilities will be finally resolved with the taxing authorities, or if the taxes will ultimately be paid. As a result, the Company continues to provide for these tax liabilities. The Company’s federal tax returns for fiscal years through 2000 have been closed. The Company’s federal tax returns for fiscal years 2001 to 2003 are currently being examined by the U.S. Internal Revenue Service (“the IRS”). As a large corporate filer, the Company expects its federal tax returns to be subject to recurring review by the IRS.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     During 2002 and 2003, one of the Company’s Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 32.0 million Brazilian reais, including interest and penalties computed through September 30, 2006, or approximately $14,700 at September 30, 2006, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January 2002 through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that the Company has valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on the Company’s financial condition, but depending upon the time period and amounts involved it may have a material negative effect on its consolidated results of operations or cash flows.
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
Note 10 – New Accounting Standards
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that could be immaterial under one approach could be viewed as material under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is required to adopt the provisions of SAB 108 effective December 30, 2006. The Company is currently in the process of assessing what impact SAB 108 may have on its consolidated financial position, results of operations or cash flows.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS 157 in the first quarter of 2008. The Company is currently in the process of assessing what impact FAS 157 may have on its consolidated financial position, results of operations or cash flows.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 in the first quarter of 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for: competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; effective income tax rates; capital expenditures; liquidity; capital requirements; acquisitions; contingencies, operating models and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission, or SEC. We disclaim any duty to update any forward-looking statements.
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
     In November 2004, we acquired all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provided us with a strong management and employee base, a history of solid operating margins and profitability, and an expanded presence in the growing Asia-Pacific region. Total integration expenses incurred for the thirteen weeks ended October 1, 2005 were $2.5 million ($10.1 million for the thirty-nine weeks ended October 1, 2005), comprised of $1.3 million of reorganization costs ($4.7 million for the thirty-nine weeks ended October 1, 2005) primarily related to employee termination benefits for workforce reductions and lease exit costs for facility consolidations, as well as $1.2 million of other costs charged to selling, general, and administrative expenses, or SG&A expenses ($5.4 million for the thirty-nine weeks ended October 1, 2005), primarily comprised of consulting, retention and other costs associated with the integration, as well as incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures. We substantially completed the integration of the operations of our pre-existing Asia-Pacific business with Tech Pacific in 2005 (see Note 6 to our consolidated financial statements).
     In July 2005, we acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. The custom installer market represents one of the fastest growing and most profitable segments of consumer electronics distribution. To complement this acquisition, we are pursuing new relationships with consumer electronics manufacturers to bring new lines of converging technologies to solution providers, direct marketers, e-tailers and retailers on a global basis. AVAD was acquired for an initial purchase price of $136.4 million. The purchase agreement also requires us to pay the seller earn-out payments of up to $80.0 million over the next three years from date of acquisition, if certain performance levels are achieved, and additional payments of up to $100.0 million are possible in 2010, if extraordinary performance levels are achieved over a five-year period. In December 2005, we recorded a payable of $30.0 million to the sellers of AVAD for the initial earn-out in accordance with the provisions of the purchase agreement. This amount was paid in March 2006. The initial purchase price and earn-out payment were funded through our existing borrowing capacity and cash.

Management’s Discussion and Analysis Continued
     We are constantly seeking ways to improve our operations by enhancing our capabilities while reducing costs to provide an efficient flow of products and services, which may increase our operating expenses in the short-term. For example, in 2005, we launched an outsourcing and optimization plan to improve operating efficiencies within our North American region. Total costs of the actions, or major-program costs, incurred for the thirteen weeks ended October 1, 2005 were $5.6 million ($21.6 million for the thirty-nine weeks ended October 1, 2005), consisting of $1.6 million of reorganization costs ($6.9 million for the thirty-nine weeks ended October 1, 2005), primarily for workforce reductions, as well as $4.0 million of other costs charged to SG&A expenses ($14.7 million for the thirty-nine weeks ended October 1, 2005) primarily for consulting and retention expenses (see Note 6 to our consolidated financial statements). The plan, which was substantially completed in the fourth quarter of 2005, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, we also restructured and consolidated other job functions within the North American region. For the thirteen weeks ended October 1, 2005, we also recorded a net credit adjustment of $0.9 million ($0.6 million for the thirty-nine weeks ended October 1, 2005) in North America related to previous actions for which we incurred lower than expected costs to settle lease obligations. For the thirteen weeks ended September 30, 2006, we recorded a net credit adjustment of $1.2 million ($1.7 million for the thirty-nine weeks ended September 30, 2006) in North America primarily related to detailed actions taken in prior years for which we reversed remaining reserves related to a portion of a restructured leased facility that we elected to reoccupy in the current period, as well as lower than expected costs incurred associated with employee termination benefits and facility consolidations. For the thirteen weeks ended September 30, 2006, we incurred $3.7 million ($8.1 million for the thirty-nine weeks ended September 30, 2006) in costs related to incremental technology enhancement costs (recorded to SG&A expenses) that we believe will improve our business over the long-term. These costs primarily related to the outsourcing of certain IT application development functions. We also expect to incur approximately $2.5 million in incremental costs for the thirteen weeks ending December 30, 2006, primarily related to this IT outsourcing program, as well as other IT enhancement costs.
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, using the modified prospective transition method, and therefore have not restated our results of operations for the prior periods. Under this transition method, results for the thirteen and thirty-nine weeks ended September 30, 2006 include compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, and for stock-based compensation awards granted after December 31, 2005. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We recognize stock-based compensation expense under FAS 123R, net of an estimated forfeiture rate, for those shares which are expected to vest, on a straight-line basis over the requisite service period of the award. For the thirteen weeks ended September 30, 2006, we recorded $6.5 million ($22.2 million for the thirty-nine weeks ended September 30, 2006) of stock-based compensation expense as a result of the adoption of FAS 123R.
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

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 30,		October 1,		September 30,		October 1,
	2006		2005		2006		2005
Net sales by geographic region:
North America	$3,375	44.9%	$3,086	44.3%	$9,909	44.0%	$8,943	42.9%
Europe	2,425	32.3	2,342	33.7	7,522	33.4	7,412	35.6
Asia-Pacific	1,361	18.1	1,208	17.4	4,037	18.0	3,593	17.2
Latin America	349	4.7	323	4.6	1,037	4.6	904	4.3

Total	$7,510	100.0%	$6,959	100.0%	$22,505	100.0%	$20,852	100.0%

Management’s Discussion and Analysis Continued

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 30,		October 1,		September 30,		October 1,
	2006		2005		2006		2005
Operating income and operating margin by geographic region:
North America	$55.3	1.6%	$43.7	1.4%	$160.6	1.6%	$102.5	1.1%
Europe	23.6	1.0	21.0	0.9	77.7	1.0	86.3	1.2
Asia-Pacific	16.9	1.2	13.9	1.1	46.6	1.2	30.9	0.9
Latin America	4.5	1.3	4.3	1.3	18.1	1.7	10.8	1.2
Stock-based compensation expense recognized under FAS 123R	(6.5)	—	—	—	(22.2)	—	—	—

Total	$93.8	1.2%	$82.9	1.2%	$280.8	1.2%	$230.5	1.1%

     We sell products purchased from many vendors, but generated approximately 23% of our net sales for the first nine months of 2006 and 2005, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.6	94.5	94.7	94.6

Gross profit	5.4	5.5	5.3	5.4
Operating expenses:
Selling, general and administrative	4.2	4.3	4.1	4.2
Reorganization costs (credits)	(0.0)	0.0	(0.0)	0.1

Income from operations	1.2	1.2	1.2	1.1
Other expense, net	0.1	0.3	0.1	0.2

Income before income taxes	1.1	0.9	1.1	0.9
Provision for income taxes	0.3	0.2	0.3	0.2

Net income	0.8%	0.7%	0.8%	0.7%

Results of Operations for the Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks Ended October 1, 2005
     Our consolidated net sales increased 7.9% to $7.51 billion for the thirteen weeks ended September 30, 2006, or third quarter of 2006, from $6.96 billion for the thirteen weeks ended October 1, 2005, or third quarter of 2005. The increase in net sales was primarily attributable to a generally improving demand environment for IT products and services across most economies in which we operate globally. Net sales from our North American operations increased 9.4% to $3.37 billion in the third quarter of 2006 from $3.09 billion in the third quarter of 2005, primarily reflecting improving demand for IT products and services in the region, as well as gains from our growth-enhancement initiatives in the region. Net sales from our European operations increased 3.6% to $2.43 billion in the third quarter of 2006 from $2.34 billion in the third quarter of 2005, primarily due to the translation impact of the stronger European currencies compared to the U.S. dollar, which generated approximately five percentage points of the sales growth in the region. The implementation of a new warehouse management system in Germany also resulted in a temporary reduction in revenues in Europe in the third quarter of 2006 and may also moderately impact our revenue growth in the region in the fourth quarter of 2006 as we work through the transition, which is expected

Management’s Discussion and Analysis Continued
to be completed before the end of 2006. Net sales from our Asia-Pacific operations increased 12.7% to $1.36 billion in the third quarter of 2006 from $1.21 billion in the third quarter of 2005, primarily reflecting the strong demand for IT products and services in the region, with significant growth in China, Australia and India. Net sales from our Latin American operations increased by 7.8% to $349 million in the third quarter of 2006 from $324 million in the third quarter of 2005, reflecting the strong demand for IT products and services and the strengthening of currencies in certain Latin American markets. We continue to focus on profitable growth in our Asia-Pacific and Latin American regions and, as a result, will continue to make changes to business processes, add or delete products or customers, and implement other changes. As a result, revenue growth rates and profitability in these emerging regions may fluctuate more than in our more mature markets in North America and Europe.
     Gross margin was 5.4% in the third quarter of 2006, slightly down from the gross margin of 5.5% in the third quarter of 2005. This decrease reflects a continuing competitive pricing environment in all markets, partially offset by the results of our ongoing product diversification strategy, particularly in North America, as well as operational improvements in our European, Asia-Pacific and Latin America businesses. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total SG&A expenses increased 5.4% to $313.0 million in the third quarter of 2006 from $296.9 million in the third quarter of 2005. The increase in SG&A expenses was primarily attributable to the $6.5 million in stock-based compensation expense resulting from the adoption of FAS 123R in 2006, approximately $4 million resulting from the translation impact of the strengthening European currencies, approximately $3.7 million in incremental technology enhancement costs, primarily related to the outsourcing of certain of our application development functions and increased expenses required to support the growth of our business during the third quarter of 2006. These factors were partially offset by the reduction of major-program and integration costs of $4.0 million related to our 2005 outsourcing and optimization plan in North America and $1.2 million incurred in the third quarter of 2005 for acquisition-related integration costs in Asia-Pacific, as well as savings associated with the implementation of these programs upon their completion, and continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.2% in the third quarter of 2006 compared to 4.3% in the third quarter of 2005 primarily due to economies of scale from a higher level of revenue, the positive impact of continued cost control measures and the reduction of major-program and integration costs in SG&A expenses in the third quarter of 2006, partially offset by the additions of stock-based compensation expense resulting from the adoption of FAS 123R and costs related to the incremental technology enhancements noted above. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the third quarter of 2006, the credit to reorganization costs was $1.2 million, consisting primarily of an adjustment related to actions taken in prior years for which we reversed remaining reserves related to a portion of a restructured leased facility that we elected to reoccupy in the current period, as well as lower than expected costs associated with employee termination benefits and a facility consolidation in North America. For the third quarter of 2005, we incurred reorganization costs of $2.0 million for detailed actions taken during the quarter, consisting primarily of $1.6 million in North America representing employee termination benefits for approximately 315 employees; and $1.3 million in Asia-Pacific representing $0.6 million of employee termination benefits for approximately 15 employees, $0.6 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and $0.1 million of other costs, primarily due to contract terminations; partially offset by a net credit of $0.9 million for lower than expected facility costs related to detailed actions taken in previous periods primarily in North America.

Management’s Discussion and Analysis Continued
     Income from operations as a percentage of net sales, or operating margin, remained relatively flat at 1.2% in the third quarters of 2006 and 2005, primarily reflecting the increase in net sales and improvements in operating expenses as a percentage of net sales, partially offset by the decrease in gross margin, all of which are discussed above. Our North American operating margin increased to 1.6% in the third quarter of 2006 from 1.4% in the third quarter of 2005, reflecting the economies of scale from the higher volume of business, benefits from our outsourcing and optimization plan, reduction of the related reorganization and major-program costs (approximately 0.2% of North America net sales in the third quarter of 2005) and ongoing cost containment efforts, partially offset by the competitive pressures on pricing. Our European operating margin increased to 1.0% in the third quarter of 2006 from 0.9% in the third quarter of 2005, as a result of the decrease in operating expenses as a percentage of net sales due to ongoing cost containment efforts, partially offset by softer economies in some European markets and recent vendor consolidation efforts, which exerted pressure on gross margin compared to prior year. Our Asia-Pacific operating margin increased to 1.2% in the third quarter of 2006 from 1.1% in the third quarter of 2005, reflecting the economies of scale from the higher volume of business, reduction in the integration costs (approximately 0.2% of Asia-Pacific net sales in the third quarter of 2005) and ongoing cost containment efforts partially offset by competitive pressures on pricing. Our Latin American operating margin remained relatively flat at 1.3% in the third quarters of 2006 and 2005, as we implemented changes in our product mix, particularly in Brazil, and continued to strengthen our business processes in the region. Throughout our global operations, we continue to implement process improvements and other changes to improve profitability over the long-term. As a result, operating margins and/or sales may fluctuate from quarter to quarter.
     Other expense, net, consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses in both years, as well as a loss on redemption of senior subordinated notes and related termination of interest-rate swap agreements in 2005. The decrease in net other expense to $12.6 million in the third quarter of 2006 compared to $20.7 million in the third quarter of 2005 is primarily due to the loss of $8.4 million on the redemption of the senior subordinated notes and related interest-rate swap agreements in the third quarter of 2005.
     Provision for income taxes was $22.8 million, or an effective tax rate of 28%, in the third quarter of 2006 compared to $13.9 million, or an effective tax rate of 22%, in the third quarter of 2005. The lower effective tax rate in the third quarter of 2005 reflects the cumulative benefit of adjusting our estimated annual effective tax rate to 29% for the year-to-date from the estimated tax rate of 31% used during the first six months of 2005, as well as other benefits primarily related to the implementation of more efficient tax structures. The estimated annual effective tax rate of 28% in 2006 compared to 29% in 2005 primarily reflects our ongoing tax strategies, including tax structure implementations discussed above, as well as the geographic mix of income.
Results of Operations for the Thirty-nine Weeks Ended September 30, 2006 Compared to Thirty-nine Weeks Ended October 1, 2005
     Our consolidated net sales increased 7.9% to $22.50 billion for the thirty-nine weeks ended September 30, 2006, or the first nine months of 2006, from $20.85 billion for the thirty-nine weeks ended October 1, 2005, or the first nine months of 2005. Net sales from our North American operations increased 10.8% to $9.91 billion in the first nine months of 2006 from $8.94 billion in the first nine months of 2005, primarily reflecting improving demand for IT products and services in the region, gains from our growth-enhancement initiatives in the region, as well as the revenue arising from the acquisition of AVAD in July 2005. Net sales from our European operations increased 1.5% to $7.52 billion in the first nine months of 2006 from $7.41 billion in the first nine months of 2005 (the relatively weaker European currencies compared to the U.S. dollar had approximately two-percentage points negative effect on sales growth compared to prior year). Net sales from our Asia-Pacific operations increased 12.4% to $4.04 billion in the first nine months of 2006 from $3.59 billion in the first nine months of 2005. Net sales from our Latin America operations increased 14.8% to $1.04 billion in the first nine months of 2006 from $0.90 billion in the first nine months of 2005 reflecting the region’s increased demand for IT products and services tempered in part by proactive changes in product mix in the third quarter of 2006. The additional reasons for the year-over-year changes in our net sales on a worldwide basis, and individually by region, are similar to those factors discussed in the third quarters of 2006 and 2005.
     Gross margin declined to 5.3% in the first nine months of 2006 compared to 5.4% in the first nine months of 2005, reflecting the same factors discussed in the third quarters of 2006 and 2005.

Management’s Discussion and Analysis Continued
     Total SG&A expenses increased 4.1% to $923.9 million in the first nine months of 2006 from $887.4 million in the first nine months of 2005. The increase in SG&A expenses was primarily attributable to $22.2 million in stock-based compensation expense resulting from the adoption of FAS 123R, the addition of AVAD, approximately $8.1 million in incremental technology enhancement costs and increased expenses required to support the growth of our business during the first nine months of 2006. These factors were partially offset by the reduction of major-program and integration costs of $14.7 million related to our 2005 outsourcing and optimization plan in North America and $5.4 million incurred in the first nine months of 2005 for acquisition-related integration costs in Asia-Pacific, as well as savings associated with these programs upon their completion, and continued cost control measures. As a percentage of net sales, total SG&A expenses decreased to 4.1% in the first nine months of 2006 compared to 4.2% in the first nine months of 2005 primarily due to economies of scale from a higher level of revenue, the positive impact of continued cost control measures and the reduction of major-program and integration costs in SG&A expenses in the first nine months of 2006, partially offset by the incremental stock-based compensation expense resulting from the adoption of FAS 123R in 2006, the addition of AVAD’s operating expenses, which operates with higher gross margin and higher operating costs compared to our existing business, and costs related to the incremental technology enhancements noted above. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the first nine months of 2006, the credit to reorganization costs was $1.7 million, consisting primarily of an adjustment related to a prior action for which we reversed remaining reserves related to a portion of a restructured leased facility that we elected to reoccupy in the current period, as well as lower than expected costs associated with employee termination benefits and a facility consolidation in North America. For the first nine months of 2005, we incurred reorganization costs of $11.0 million consisting of a charge of $11.6 million for detailed actions taken during the first nine months of 2005, partially offset by a net credit adjustment of $0.6 million related to previous actions for which we incurred lower than expected costs to settle lease obligations in North America. The reorganization costs of $11.6 million during the first nine months of 2005 consisted of $6.9 million in North America representing employee termination benefits for approximately 580 employees and $4.7 million in Asia-Pacific, representing $3.4 million of employee termination benefits for approximately 305 employees, $1.0 million for estimated lease exit costs in connection with closing and consolidating redundant facilities and $0.3 million of other costs primarily due to contract terminations.
     Operating margin increased to 1.2% in the first nine months of 2006 from 1.1% in the first nine months of 2005. Our North American operating margin increased to 1.6% in the first nine months of 2006 compared to 1.1% in the first nine months of 2005, reflecting the economies of scale from the higher volume of business, benefits from our outsourcing and optimization plan, reduction of the related reorganization and major-program costs (approximately 0.2% of North America net sales in the first nine months of 2005) and ongoing cost containment efforts, partially offset by the ongoing competitive pressures on pricing. Our European operating margin decreased to 1.0% in the first nine months of 2006 compared to 1.2% in the first nine months of 2005, as a result of softer economies in some European markets and vendor consolidation efforts, which exerted pressure on gross margin particularly in the first half of the year, partially offset by operating expenses efficiencies due to ongoing cost containment efforts. Our Asia-Pacific operating margin increased to 1.2% in the first nine months of 2006 compared to 0.9% in the first nine months of 2005, reflecting the economies of scale from the higher volume of business, a reduction in the integration costs in 2006 (approximately 0.3% of Asia-Pacific net sales in the first nine months of 2005) and ongoing cost containment efforts partially offset by competitive pressures on pricing. Our Latin American operating margin increased to 1.7% in the first nine months of 2006 from 1.2% in the first nine months of 2005, reflecting a strong market in the first half of 2006 and continued strengthening of our business processes in the region, offset in part by the impacts of changes in product mix, particularly in Brazil primarily in the third quarter of 2006.
     Other expense, net, consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses in both years, as well as a loss on redemption of senior subordinated notes and related termination of interest-rate swap agreements in 2005. The decrease in net other expense to $39.1 million in the first nine months of 2006 compared to $49.4 million in the first nine months of 2005 is primarily due to the loss of $8.4 million on the redemption of the senior subordinated notes and related interest-rate swap agreements in the third quarter of 2005.

Management’s Discussion and Analysis Continued
     Provision for income taxes was $67.7 million, or an effective tax rate of 28%, in the first nine months of 2006 compared to $48.5 million, or an effective tax rate of 27%, in the first nine months of 2005 which included a benefit of $2.2 million (approximately 1% of income before income taxes) for the favorable resolution of previously accrued income taxes related to the gains realized on the sale of Softbank common stock (see Note 9 to our consolidated financial statements). The provision for income taxes in the first nine months of 2005 was also positively impacted by the implementation of more efficient tax structures during the period.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	seasonal variations in the demand for our products and services, such as lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	changes in product mix;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions, including changes in legislation or the regulatory environments in which we operate.
     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving accounts receivable-backed financing programs and revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first nine months of 2006 and 2005.
     Our cash and cash equivalents totaled $535.7 million and $324.5 million at September 30, 2006 and December 31, 2005, respectively.
     Net cash provided by operating activities was $196.3 million for the first nine months of 2006 compared to $99.7 million for the first nine months of 2005. The net cash provided by operating activities for the first nine months of 2006 principally reflects our improved earnings, as well as reductions in accounts receivable, partially offset by a decrease in accounts payable and an increase in inventory. The reductions in accounts receivable and accounts payable largely reflect the seasonally lower sales in the third quarter of 2006. The slight increase in inventory level largely reflects the anticipation of the increase in sales volume during the fourth quarter. The net cash provided by operating activities for the first nine months of 2005 principally reflects our earnings and reductions of accounts receivable, inventory and other current assets, partially offset by decreases in our accrued expenses and accounts payable. The reduction of accrued expenses and other current assets primarily relates to the settlement of a currency interest-rate swap and payments of variable compensation. The reductions of accounts payable, accounts receivable and inventory largely reflect the seasonally lower sales in the third quarter of 2005.

Management’s Discussion and Analysis Continued
     Net cash used by investing activities was $96.9 million for the first nine months of 2006 compared to $168.5 million for the first nine months of 2005. The net cash used by investing activities for the first nine months of 2006 was primarily due to earn-out payments related to previous acquisitions, including the previously discussed first earn-out payment of $30.0 million for AVAD, the short-term collateral deposits on financing arrangements and capital expenditures, while the amount for the first nine months of 2005 was primarily due to our business acquisitions of $141.2 million (primarily AVAD in North America) and capital expenditures.
     Financing activities provided net cash of $103.8 million for the first nine months of 2006 compared to $122.5 million for the first nine months of 2005. The net cash provided by financing activities for the first nine months of 2006 primarily reflects the net proceeds from our debt facilities and from the exercise of stock options, partially offset by a decrease in our book overdrafts. The net cash provided by financing activities for the first nine months of 2005 primarily reflects the net proceeds from our debt facilities and from the exercise of stock options, partially offset by the redemption of our senior subordinated notes of $205.8 million and a decrease in our book overdrafts.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     On-Balance Sheet Capital Resources
     On July 21, 2006, we increased our borrowing capacity to $550 million under our revolving accounts receivable-backed financing program in the U.S., secured by substantially all U.S.-based receivables. We also extended the maturity date of the program from March 31, 2008 to July 30, 2010. At our option, the program may be increased to as much as $650 million at any time prior to the new maturity date. The interest rate on this facility varies dependent on the designated commercial paper rates plus a predetermined margin. At September 30, 2006 and December 31, 2005, we had borrowings of $384.1 million and $304.3 million, respectively, under this revolving accounts receivable-backed financing program in the U.S.
     We also have a revolving accounts receivable-backed financing program in Canada, which provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $134 million at September 30, 2006. This facility matures on August 31, 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At September 30, 2006 and December 31, 2005, we had borrowings of $67.1 million and $38.7 million, respectively, under this revolving accounts receivable-backed financing program.
     We have two revolving accounts receivable-backed financing facilities in Europe, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $136 million, and Euro 230 million, or approximately $292 million, respectively, at September 30, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These facilities mature in July 2007 and January 2009, respectively. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At September 30, 2006 and December 31, 2005, we had no borrowings under these European revolving accounts receivable-backed financing facilities.
     We have a multi-currency revolving accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $186 million at September 30, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At September 30, 2006 and December 31, 2005, we had borrowings of $93.9 million and $112.6 million, respectively, under this facility.

Management’s Discussion and Analysis Continued
     Our ability to access financing under our North American, European and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At September 30, 2006, our actual aggregate available capacity under these programs was approximately $1.1 billion based on eligible accounts receivable available, of which approximately $545.1 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We have a $175 million revolving senior unsecured credit facility with a bank syndicate that matures in July 2008. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At September 30, 2006 and December 31, 2005, we had no borrowings under this credit facility. This credit facility may also be used to support letters of credit. At September 30, 2006 and December 31, 2005, letters of credit of $30.8 million and $21.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 100 million Australian dollar, or approximately $75 million at September 30, 2006, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At September 30, 2006 and December 31, 2005, we had borrowings of $9.8 million and $14.4 million, respectively, under this credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At September 30, 2006 and December 31, 2005, no letters of credit were issued.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $655 million at September 30, 2006. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 30, 2006 and December 31, 2005, we had approximately $152.3 million and $134.8 million, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $35 million at September 30, 2006, which are included in other current assets. At September 30, 2006 and December 31, 2005, letters of credit totaling approximately $36.6 million and $53.4 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.3% and 6.1% per annum at September 30, 2006 and December 31, 2005, respectively.
     Off-Balance Sheet Capital Resources
     We have a revolving trade accounts receivable-based factoring facility in Europe, which provides up to approximately $226 million of additional financing capacity. Approximately $114 million of this capacity expires in March 2007 with the balance expiring in December 2007. At September 30, 2006 and December 31, 2005, we had no trade accounts receivable sold to and held by third parties under our European program. Our financing capacity under the European program is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. At September 30, 2006, our actual aggregate available capacity under this program, based on eligible accounts receivable outstanding, was approximately $182 million.

Management’s Discussion and Analysis Continued
Covenant Compliance
     We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At September 30, 2006, we were in compliance with all material covenants or other requirements set forth in our financing facilities discussed above.
Other Matters
     See Note 9 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures not to exceed $50 million in fiscal year 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the third quarter ended September 30, 2006 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Part II. Other Information
Item 1. Legal Proceedings
     During 2002 and 2003, one of our Latin American subsidiaries was audited by the Brazilian taxing authorities in relation to certain commercial taxes. As a result of this audit, the subsidiary received an assessment of 32.0 million Brazilian reais, including interest and penalties computed through September 30, 2006, or approximately $14.7 million at September 30, 2006, alleging these commercial taxes were not properly remitted for the subsidiary’s purchase of imported software during the period January 2002 through September 2002. The Brazilian taxing authorities may make similar claims for periods subsequent to September 2002. Additional assessments for periods subsequent to September 2002, if received, may be significant either individually or in the aggregate. It is management’s opinion, based upon the opinions of outside legal counsel, that we have valid defenses to the assessment of these taxes on the purchase of imported software for the 2002 period at issue or any subsequent period. Although we are vigorously pursuing administrative and judicial action to challenge the assessment, no assurance can be given as to the ultimate outcome. An unfavorable resolution of this matter is not expected to have a material impact on our financial condition, but depending upon the time period and amounts involved it may have a material negative effect on our consolidated results of operations or cash flows.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
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

INGRAM MICRO INC.

By: Name:	/s/ William D. Humes William D. Humes
Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
November 6, 2006

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX