Form 10-K
period 2006-12-30
INGRAM MICRO INC
filed 2007-02-26
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

Large Accelerated Filer ☑          Accelerated Filer ☐          Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at June 30, 2006, was $2,544,178,966 based on the closing sale price on such date of $18.13 per share.

The registrant had 169,717,548 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 3, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareowners to be held June 6, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1.	BUSINESS

The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; revenues, margin, expenses and other operating results or ratios; contingencies and litigation; operating efficiencies; economic conditions; cost savings; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors.” We disclaim any duty to update any forward-looking statements.

Introduction

Ingram Micro, a Fortune 100 company, is the largest global information technology (“IT”) wholesale distributor by net sales, providing sales, marketing, and logistics services for the IT industry worldwide. Ingram Micro provides a vital link in the IT supply chain by generating demand and developing markets for our technology partners. While we remain focused on continuing to build our core IT distribution business, we also are developing an increasing presence in adjacent technology product categories, such as consumer electronics (“CE”), automatic identification and data capture (“AIDC”), point-of-sale (“POS”), radio frequency identification (“RFID”) and mobility technologies to broaden our product lines and market presence. We create value in the market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions comprised of both technology products and services, offering credit facilities, and providing efficient fulfillment of IT products and services. With a broad range of products and an array of services, we create operating efficiencies for our partners around the world.

History

We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth over the past twenty years, Ingram Micro’s global footprint and product breadth have been expanded and strengthened in North America, Europe, Asia-Pacific, and Latin America. In June 2006 we purchased the assets of SymTech Nordic AS (“SymTech”), the leading Nordic distributor of AIDC and POS technologies, complementing the September 2004 acquisition of U.S.-based Nimax Inc., which was recently renamed Ingram Micro Data Capture/POS Division, and the launch of AIDC/POS/RFID divisions in our Latin American and Asia-Pacific regions within the last two years. Our July 2005 purchase of certain assets of AVAD, the leading distributor for solutions providers and custom installers serving the home automation and entertainment market in the United States, accelerated our entry into the adjacent CE market. Our November 2004 acquisition of all the outstanding shares of Techpac Holdings Limited (“Tech Pacific”), one of Asia-Pacific’s largest IT distributors, provided us with a strong presence in the growing Asia-Pacific region.

Industry

The worldwide technology products and services distribution industry generally consists of two types of business: traditional distribution business and the fee-based supply chain services business. Within the traditional distribution model, the distributor buys, holds title to, and sells products and/or services to resellers who, in turn, typically sell directly to end-users, or other resellers. Product manufacturers and publishers, which we collectively call suppliers or vendors, sell directly to distributors, resellers and end-users. While some vendors have elected to pursue direct sales strategies for particular customer and product segments, we believe that suppliers continue to embrace traditional distributors that have a global presence and are able to manage a large number of products and multiple resellers worldwide and to deliver products to market in an efficient manner. Resellers in the traditional distribution model are able to build efficiencies and reduce costs by depending on distributors for a number of services, including product availability, marketing, credit, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, allows end-users to directly access distributors’ inventory data. Those distributors that work with resellers to offer enhanced value-added solutions and services customized to the needs of their specific customer base are better able to succeed in this environment.

Fee-based supply chain services encompass the end-to-end functions of the supply chain, taking a product from the point of concept through delivery to the customer. Suppliers choosing to sell direct present opportunities for distributors to supply logistics, fulfillment, and marketing services, as well as third-party products in a fee-based model. Similarly, retailers and Internet resellers seek fulfillment services, inventory management, reverse logistics, and other supply chain services that do not necessarily require a traditional distribution model. In summary, distributors continue to evolve their business models to meet customers’ needs (both suppliers and resellers) through provision of fee-for-services programs while maintaining an efficient and low-cost means of delivery for technology hardware, software, and services.

Company Strengths

We believe that the current technology industry environment generally favors large, financially sound distributors that have large product portfolios, economies of scale, strong business partner relationships and wide geographic reach. We deliver value to our partners by making reseller customers more valuable to their end-user customers and suppliers more profitable. We have identified several catalysts for growth in our core business and in new markets. We believe that the following strengths enable us to further enhance our leadership position in the IT distribution industry, expand our leadership position in adjacent technology product categories and generate sustainable, profitable growth.

•	Global Market Reach and Scale. We are the largest IT distributor in the world, by net sales, and believe that we are the market share leader, by net sales, in North America, Asia-Pacific, and Latin America and a strong number two in Europe. Ingram Micro is the only global full-line distributor with operations in the Asia-Pacific region. Our broad global footprint enables us to serve our resellers and suppliers with our extensive sales and distribution network while mitigating the risks inherent in individual markets. Our global market coverage provides a competitive advantage with suppliers looking for worldwide market penetration. The scale and flexibility of our operations enables Ingram Micro to provide the infrastructure behind the technology value chain in all its new and traditional forms.

We have local sales offices and/or Ingram Micro sales representatives in 35 countries, and sell our products and services to resellers in more than 150 countries. We have local sales offices and/or Ingram Micro sales representatives in North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Pakistan, Philippines, Singapore, Sri Lanka, Thailand, and Vietnam), and Latin America (Argentina, Brazil, Chile, Mexico, and Peru). Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in various geographies.

As of December 30, 2006, we had 108 distribution centers worldwide. We offer more than 1,300 suppliers access to a global customer base of more than 159,000 resellers of various categories including value-added resellers (“VARs”), corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.” For a discussion of foreign exchange risks relating to our international operations, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

•	Business Diversification. Our ability to execute on new initiatives and adapt to new business models provides a competitive advantage by allowing us to overcome the risks and volatility of a single market, vendor or product segment.

•	Products. In addition to our extensive market reach, our broad base of products allows us to better serve our customers, as well as mitigate risk. Our broad line card, or catalog of product offerings, makes us less vulnerable to market dynamics or actions by any one vendor. Based on publicly available information, we believe we offer the largest breadth of products in the IT industry. We continuously focus on refreshing our business with new, high-potential products and services. We have expanded our focus on AIDC/POS with the acquisition of Nordic market leader, SymTech, and by strengthening our product offering globally. We are focused on vertical markets such as retail, healthcare and government which are the primary markets for AIDC/POS solutions. Our CE business continues to expand in all regions. New CE products, especially those evolving from the IT market such as LCD monitors and TVs, digital music, home networking and gaming PCs are driving growth and interest in consumer electronics. Our 2005 acquisition of AVAD in North America put us on the front lines of this convergence trend as the leading distributor for solution providers and custom installers serving the home automation and entertainment market. Our AVAD business, coupled with relationships we have developed with key CE manufacturers in higher volume product categories, has provided us with a wide range of market opportunities. We remain focused on our expansion in the mobile convergence market. As one of the few distributors with telecom carrier relationships throughout the world, Ingram Micro is positioned to benefit from the robust demand for smart handheld and converged devices. We believe that these adjacent product categories will provide a solid platform for growth. In support of our strategy to diversify revenue streams and expand addressable markets, we continue to build our private label business under the V7 (Video Seven) brand.

•	Services. The services market is one of the fastest-growing area of IT spending. Ingram Micro is intent on building its service offerings. Services will enhance our gross margin profile with no inventory risk while allowing us to bring additional value to our customers and become more connected to our resellers’ end-user customers. In support of this objective, Ingram Micro North America launched a new business unit in 2006, Ingram Micro Services Division, to help VARs address warranty maintenance, labor-based services, recurring and subscription-based services and managed services. Ingram Micro Logistics provides end-to-end order management and logistics supply-chain services to manufacturers, retailers, internet software, hardware and consumer electronics companies on a fee-for-service basis. In certain countries we provide logistics services to cellular/phone operators, including breaking bulk, retail kitting, SIM card administration, and distribution, as well as warranty services for a number of vendors. In addition, we also surround products and programs with our own services to resellers, such as access to complete solutions and financing.

•	Customers. Our focus on diversification extends to the wide-ranging customers we serve in each of our regions. Our customer segments are distinguished by the end-users they serve and the types of products and services they provide. We try to limit exposure to the impact of business fluctuations by maintaining a balance in the customer segments we serve. This diversification strategy has been enhanced with our additional focus on AIDC/POS, CE, home automation and entertainment, and mobility products, which offer new customer segments for our products. We target markets that provide growth opportunities for existing customers and vendors. The small-to-medium sized business (“SMB”) customer segment is generally one of the largest segments of the IT market in terms of revenue, and typically provides higher gross margins for distributors. Because of the number and dispersion of the SMB companies, it is a difficult segment for manufacturers to penetrate. SMB customers tend to upgrade or add systems often and employ VARs and other service providers for technology solutions in lieu of using an in-house IT staff. Our programs and services are geared to add value to VARs in a number of ways. We serve VARs with a complete “go-to-market” approach to a VAR’s business, including sales, marketing and technical support, training, solutions development, as well as expanding their end-user reach.

•	Geographic Diversification. Our presence in a larger number of markets than any other broadline technology products distributor provides us with a more balanced global portfolio with which to mitigate risk. In our more mature markets we are leveraging our solid foundation as market leader to spur additional growth by bringing new products and services to market. We are positioned to take advantage of higher growth potential in emerging markets. In these markets, we have established strong management teams versed in best practices provided by key management from established markets.

•	Competitive Differentiation through Superior Execution. We are committed to enhancing customer loyalty and share of business by continually strengthening our value proposition. Through our understanding and fulfillment of the needs of our reseller and supplier partners, we provide our customers with the supply chain tools they require to increase the efficiency of their operations, enabling them to minimize inventory levels, improve customer delivery, and enhance profitability. We provide business information to our customers, suppliers, and end-users by leveraging our information systems. We give resellers, and in some

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

Our commitment to outperform our peers in all geographies through superior execution and a customer-centric focus has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro during 2006. In the United States, the 2006 CRN Sourcing Study, based on input from more than 1,200 solution providers, named Ingram Micro Number One Preferred Broadline Distributor, Most Sourced Distributor (Overall), and Most Strategic Broadline Distributor. For the third year in a row, the VARBusiness 500 have named Ingram Micro as The Most Important Distributor and the CRN Fast Growth 100 recognized Ingram Micro as Distributor of Choice and Most Important Distributor. Our vendors have recognized our efforts, as well. For example, Ingram Micro Europe was awarded the AMD Customer Expansion Award and partner awards from Fujitsu Siemens, Microsoft and Hewlett-Packard. Germany’s trade publication, Channel Partner, recognized Ingram Micro Germany as the Channel Champion in the “Broadline Distribution” category. Ingram Micro Chile was named Best Distributor for 2006 by Cisco.

•	Strong Working Capital Management and Financial Position. We have consistently demonstrated strong working capital management in both positive and difficult economic conditions. In particular, we have maintained a strong focus on optimizing our investment in inventory, while preserving customer fill rates and service levels. We have maintained our inventory days on hand at a stable range for the last six years as a result of our focused and sustainable initiatives towards minimizing excess and obsolete goods while improving buying patterns on our product flow. Furthermore, we continue to manage our accounts receivable generally through timely collections, credit limit setting, customer terms and process efficiencies to minimize our working capital requirements. Our business process improvement programs have also resulted in improving profitability and higher returns on invested capital, while providing us with a solid foundation for growth. Based on the strength of our consolidated balance sheet and improving profit trends, we also believe that we are well positioned to support our growth initiatives in our core business and invest in incremental profitable growth opportunities. Finally, we believe our solid financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•	Continuous Focus on Optimizing Productivity. We continue to seek ways to improve our processes and streamline our business model. We leverage our IT systems and warehouse locations to support custom shipment requirements, and by optimizing delivery methodologies, we deliver faster, while reducing shipping costs. We remain focused on ensuring that our catalog includes the products most desired by our customers, optimizing inventory management, realizing higher margin opportunities, and developing merchandising and pricing strategies that produce enhanced business results. We continue to drive productivity gains through employing the Six Sigma methodology globally.

Customers

Our reseller customers are distinguished by the end-user market they serve, such as large corporate accounts, mid-market, SMBs, or home users, and by the level of value they add to the basic products they sell. They include VARs, corporate resellers, retailers, systems integrators, direct marketers, Internet-based resellers, independent dealers, reseller purchasing associations, and PC assemblers. Many of our reseller customers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services.

We conduct business with most of the leading resellers of IT products and services around the world. Our continued expansion in the AIDC/POS and CE markets has generated opportunities to expand sales in our current customer reseller base, as well as add new reseller customers. In most cases, we have resale contracts with our reseller customers that are terminable at will after a reasonable notice period with no minimum purchase requirements. We also have specific agreements in place with certain manufacturers and resellers to provide supply chain management services such as order management, logistics management, configuration management, and procurement management services. In cases where we do have contracts, either party without cause can terminate them on reasonable notice. The service offerings we provide to our customers are discussed further below under “Services.” Our business is not substantially dependent on any of these distribution or supply chain services contracts.

Sales and Marketing

We employ sales representatives worldwide who assist resellers with product and solution specifications, system configuration, new product/service introductions, pricing, and availability.

Our product management and marketing groups also promote our sales growth, create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. Our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organizations, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events. We also employ specialized channel marketing communities to deliver focused resources and business building support to solution providers.

Products

We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, AIDC/POS and mobility hardware worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. On a worldwide basis, our revenue mix by product category has remained relatively stable over the past several years, although it may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges:

•	IT Peripherals/CE/AIDC/POS/Mobility and Others:	40-45%
•	Systems:	24-29%
•	Software:	15-20%
•	Networking:	10-15%

IT Peripherals/CE/AIDC/POS/Mobility and Others.  We offer a variety of products within the Peripherals and Others category that fall within several sub-categories:

•	Traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape.

•	Consumer electronics products such as cell phones, digital cameras, digital video disc players, game consoles, televisions, audio, media management and home control.

•	AIDC/POS/RFID products such as barcode/card printers, AIDC scanners, AIDC software, wireless infrastructure products

•	Services provided by third parties and resold by Ingram Micro

•	Component products such as processors, motherboards, hard drives, and memory

•	Supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens

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

Services

We offer fee-based services and services that we provide along with our product sales. Our fee-based services include supply chain services to suppliers and customers desiring to outsource specific supply chain functions through our Ingram Micro Logistics division in North America and existing business units in other regions. We also receive compensation for various services, including technical support, financial services, sales and marketing services, eCommerce services, and licensing solutions.

Although services represent one of the initiatives of our long-term strategy, they have contributed less than 10% of our revenues in the past and may not reach that level in the near term.

Suppliers

Our worldwide suppliers include leading computer hardware suppliers, networking equipment suppliers, software publishers, CE manufacturers, and AIDC/POS suppliers, such as Acer; Adobe; Advanced Micro Devices Inc.; Canon USA, Inc.; Computer Associates; Epson; Hewlett-Packard; IBM; InFocus; Intel; Juniper Networks; Kingston Technology; Lenovo; Lexmark; LG Electronics; Microsoft; Motorola’s Enterprise Mobility business; NEC Display Solutions; Palm; Philips; Printronix; Samsung; Seagate; Symantec; Tom Tom; Toshiba; ViewSonic Corporation; Western Digital; Xerox; and Zebra. Products purchased from Hewlett-Packard generated approximately 22%, 23%, and 22% of our net sales in fiscal years 2006, 2005 and 2004, respectively. There were no other vendors that represented 10% or more of our net sales in any of the last three years.

Our suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our customers. We do not independently warrant the products we distribute; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). We do warrant services, products that we build-to-order from components purchased from other sources, and our own branded products. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

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

Competition

We operate in a highly competitive environment in each of the regions in which we operate (North America, Europe, Asia-Pacific and Latin America). Factors that we compete on include:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	price;

•	products and services availability;

•	quality and breadth of product lines and services;

•	speed and accuracy of delivery; and

•	web or call center-based sales.

We believe we compete favorably with respect to each of these factors.

We compete against broadline IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors who focus upon one market or product or a particular sector which whom we compete. Examples include Avnet, Arrow, and Bell Microproducts in components and enterprise products; D&H Distributing, ADI, and BDI Laguna in consumer electronics; and ScanSource and Bluestar in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Digital China (China), Redington (India), Intcomex (Latin America), Esprinet (Italy and Spain), and Actebis (Europe). We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner to these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, can become competitors for us. As some manufacturer and reseller customers move their back-room operations to distribution partners, outsourcing and value-added services may be areas of opportunity. Many of our suppliers and reseller customers are looking to outsourcing partners to perform back-room operations. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo, and UPS Supply Chain Solutions.

We are constantly seeking to expand our business into areas closely related to our core IT products and services distribution business. As we enter new business areas, including value-added services, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers.

Asset Management

We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Our business, like that of other distributors, is subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of technology products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. Under many of these agreements, the distributor is restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. In addition, we distribute a small amount of private label products for which price protection is not customarily contractually available, for which we do not normally enjoy return rights, and for which we bear certain increased risks. We manage these risks through pricing and continual monitoring of existing inventory levels relative to customer demand. On an ongoing basis, we reserve for excess and obsolete inventories and these reserves are appropriately utilized for liquidation of such inventories, reflecting our forecasts of future demand and market conditions.

Inventory levels may vary from period to period, due, in part, to the addition of new suppliers or new lines with current suppliers and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our capital.

Trademarks and Service Marks

We own or are the licensee of various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “VentureTech Network,” “AVAD” and “SymTech.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.

Employees

As of December 30, 2006, we employed approximately 13,700 associates (as measured on a full-time equivalent basis). Certain of our operations in Europe and Latin America are subject to syndicates, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We have a process for continuously measuring the status of associate success and responding to associate priorities. We believe that our relationships with our associates are generally good.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers of Ingram Micro is as of February 23, 2007:

Gregory M.E. Spierkel.  Mr. Spierkel, age 50, has been our chief executive officer since June 2005. He previously served as president from March 2004 to June 2005, as executive vice president and president of Ingram Micro Europe from June 1999 to March 2004, and as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to joining Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996.

Kevin M. Murai.  Mr. Murai, age 43, has been our president and chief operating officer since June 2005. He previously served as president from March 2004 to June 2005, as executive vice president and president of Ingram Micro North America from January 2002 to March 2004, as executive vice president and president of Ingram Micro U.S. from January 2000 to December 2001, as senior vice president and president of Ingram Micro Canada from

December 1997 to January 2000, and vice president of operations for Ingram Micro Canada from January 1993 to December 1997.

Keith W.F. Bradley.  Mr. Bradley, age 43, has been our executive vice president and president of Ingram Micro North America since January 2005. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the Company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with Price Waterhouse in the United Kingdom, United Arab Emirates and the United States.

William D. Humes.  Mr. Humes, age 42, has been our executive vice president and chief financial officer since April 2005. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers.

Henri T. Koppen.  Mr. Koppen, age 64, has been our executive vice president and president of Ingram Micro Europe since March 2004. Mr. Koppen served as our executive vice president from January 2004 to March 2004, as executive vice president and president of Ingram Micro Asia-Pacific from February 2002 to December 2003, and served as senior vice president and president of Ingram Micro Asia-Pacific, from March 2000 through January 2002. He previously served as senior vice president and president of Ingram Micro Latin America from January 1998 to March 2000. Prior to joining Ingram Micro, Mr. Koppen served as president, Latin America, for General Electric Capital IT Solutions, a systems integrator/reseller company, from July 1996 to December 1997 and vice president, Latin America, for Ameridata Global Inc., a systems integrator/reseller company, from May 1995 to July 1996.

Alain Monié.  Mr. Monié, age 56, has been our executive vice president and president of Ingram Micro Asia-Pacific since January 2004. He joined Ingram Micro as executive vice president in January 2003. Previously, Mr. Monié was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monié also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié was elected to the Board of Directors of Jones Lang LaSalle Incorporated in October 2005.

Larry C. Boyd.  Mr. Boyd, age 54, has been our senior vice president, secretary and general counsel since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Alain Maquet.  Mr. Maquet, age 54, has been our senior vice president and president of Ingram Micro Latin America since March 2005. Mr. Maquet served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans 30 years, 25 of which are in the technology industry, and he co-started an IT distribution company before joining Ingram Micro.

Karen E. Salem.  Ms. Salem, age 45, has been our senior vice president and chief information officer since February 2005. Prior to joining Ingram Micro, Ms. Salem served as senior vice president and chief information officer of Winn-Dixie Stores, Inc., a grocery retailer from September 2002 to February 2005. Ms. Salem was previously senior vice president and chief information officer of Corning Cable Systems, a fiber optic cable/equipment manufacturer, from September 2000 to September 2002. From August 1999 to September 2000, Ms. Salem was chief information officer for AFC Enterprises, Inc., a company of four entities: Church’s Chicken and Biscuits, Popeye’s Chicken, Cinnabon and Seattle’s Best Coffee.

Matthew A. Sauer.  Mr. Sauer, age 59, has been our senior vice president of human resources since February 2003. He joined Ingram Micro in October 1996 as vice president of human resources and was promoted in September 1999 to corporate vice president of human resources strategies and processes.

Ria M. Carlson.  Ms. Carlson, age 45, has been our corporate vice president, strategy & communications, since April 2005. She previously served as vice president, investor relations & corporate communications from March 2001 through March 2005. Before joining Ingram Micro, Ms. Carlson served as vice president, communications and investor relations for Equity Marketing, Inc., an international toy and promotions company, from 1999-2001, vice president, public and investor relations for Sierra Health Services, Inc., from 1996-1999, and associate vice president, corporate communications for FHP International Corporation, a health care organization, from 1989 to 1996.

James F. Ricketts.  Mr. Ricketts, age 60, has been our corporate vice president and treasurer since April 1999. He joined Ingram Micro in September 1996 as vice president and treasurer. Prior to joining Ingram Micro, Mr. Ricketts served as treasurer of Sundstrand Corporation, a manufacturer of aerospace and related technology products, from February 1992 to September 1996.

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

Our Annual Report on Form 10-K for the year ended December 30, 2006, our quarterly reports on Form 10-Q, our current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act, including, but not limited to, management’s expectations for process improvement; competition; revenues, expenses and other operating results or ratios; contingencies and litigation; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. Forward-looking statements also include any statement that may predict, forecast, indicate or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases.

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

Our actual results could differ materially from those projected in forward-looking statements made by or on behalf of Ingram Micro. In this regard, from time to time, we have failed to meet consensus analysts’ estimates of revenue or earnings. In future quarters, our operating results may differ significantly from the expectations of public market analysts or investors or those projected in forward-looking statements made by or on behalf of Ingram Micro due to unanticipated events, including, but not limited to, those discussed in this section. Because of our narrow gross margins, the impact of the risk factors stated below may magnify the impact on our operating results and/or financial condition.

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

We operate a global business that exposes us to risks associated with international activities. We have local sales offices and/or sales representatives in over 35 countries, and sell our products and services to resellers in more than 150 countries. A large portion of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including trade protection laws, policies and measures; tariffs; export license requirements; economic and labor conditions; political or social unrest; economic instability or natural disasters in a specific country or region, such as hurricanes and tsunamis; environmental and trade protection measures and other regulatory requirements; health or similar issues such as the outbreak of the avian flu; tax laws in various jurisdictions around the world (as experienced in our Brazilian subsidiary); difficulties in staffing and managing international operations; and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. We manage our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments. However, we may not be able to adequately mitigate all foreign currency related risks.

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

Particularly as our needs or technology in general evolve and we make enhancements to our systems, we may experience greater than acceptable difficulty or cost in upgrading elements of our information system, we may experience significant disruptions in our business having a material adverse effect on our financial operations or we may be required to replace IMpulse entirely, which may require significant capital expenditures and cause material loss of revenue due to slowdowns or delays during transitions to new systems.

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

Our ability to obtain particular products or product lines in the required quantities and to fulfill customer orders on a timely basis is critical to our success. The IT industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. In addition, suppliers who currently distribute their products through us may decide to shift to or substantially increase their existing distribution, through other distributors, their own dealer networks, or directly to resellers or end-users. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these vendors, which could have an adverse effect on our operating results. If suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or we cannot otherwise obtain particular products or a product line or suppliers substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers, our reputation, sales and profitability may suffer.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective income tax rates or operating margins could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries in low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income and other taxes. Any adverse outcome from these continuous examinations may have an adverse effect on our operating results and financial position.

In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is $5,946. It has been our opinion, based upon the opinion of outside legal counsel, that we have valid defenses to the assessment of these taxes for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve has been established previously for such potential losses. However, proposed changes to the tax law were approved by the Brazilian legislature on February 6, 2007, and submitted to the president for signature on February 9, 2007. If enacted in its present form, it is our opinion, based upon the opinion of outside legal counsel, that we will likely be required to take a charge of $33,028, which represents $5,946 of tax for the 2002 assessed period and $27,082 of potential tax assessment for the period from October 2002 to December 2005. The pending statute provides that no tax is due on such software importation after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax assessed, we continue to believe, based on the opinion of outside legal counsel, that we have valid defenses to the assessment of interest and penalties, which as of December 30, 2006, potentially amount to approximately $16,800 and $24,800, respectively. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. All sums expressed are based upon an exchange rate prevailing on December 30, 2006 of 2.138 Brazilian Reais to the U.S. Dollar. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

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

We may incur material litigation, regulatory or operational costs or expenses, and may be frustrated in our marketing efforts, as a result of new environmental regulations, private intellectual property enforcement disputes, or product liability claims or product recalls on our own branded products. We may already operate in or expand into markets which could subject us to environmental laws that may have a material adverse effect on our business, including the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in California, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may have indemnified us are infringing upon their intellectual property rights.

In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us. As we expand our efforts in marketing and selling products under our V7 brand, we may become subject to product liability claims or product recalls in which we have limited or no ability to shift the cost of the litigation or recall to the manufacturer.

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

We face a variety of risks with outsourcing arrangements. We have outsourced various transaction-oriented service and support functions in North America to a leading global business process outsource provider outside the United States. We have also outsourced a significant portion of our IT infrastructure function and certain IT application development functions to third-party providers. We may outsource additional functions to third-party providers. Our reliance on third-party providers to provide service to us, our customers and suppliers and for our IT requirements to support our business could result in significant disruptions and costs to our operations, including damaging our relationships with our suppliers and customers, if these third-party providers do not meet their obligations to adequately maintain an appropriate level of service for the outsourced functions or fail to adequately support our IT requirements. As a result of our outsourcing activities, it may also be more difficult to recruit and retain qualified employees for our business needs.

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

Our quarterly results have fluctuated significantly. Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	seasonal variations in the demand for our products and services such as lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter which affects our operating expenses and gross margins;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization efforts, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	the impact of adverse outcomes in litigation and contingencies;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions.

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

Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, Europe, Latin America, and Asia-Pacific. As of December 30, 2006, we operated 108 distribution centers worldwide.

As of December 30, 2006, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which are our office/distribution facilities in Straubing, Germany.

ITEM 3.	LEGAL PROCEEDINGS

In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is $5,946. It has been our opinion, based upon the opinion of outside legal counsel, that we have valid defenses to the assessment of these taxes for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve has been established previously for such potential losses. However, proposed changes to the tax law were approved by the Brazilian legislature on February 6, 2007, and submitted to the president for signature on February 9, 2007. If enacted in its present form, it is our opinion, based upon the opinion of outside legal counsel, that we will likely be required to take a charge of $33,028, which represents $5,946 of tax for the 2002 assessed period and $27,082 of potential tax assessment for the period from October 2002 to December 2005. The pending statute provides that no tax is due on such software importation after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax assessed, we continue to believe, based on the opinion of outside legal counsel, that we have valid defenses to the assessment of interest and penalties, which as of December 30, 2006, potentially amount to approximately $16,800 and $24,800, respectively. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. All sums expressed are based upon an exchange rate prevailing on December 30, 2006 of 2.138 Brazilian Reais to the U.S. Dollar. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock.  Our Common Stock is traded on the New York Stock Exchange under the symbol IM. The following table sets forth the high and low price per share, based on closing price, of our Common Stock for the periods indicated.

		HIGH	LOW

Fiscal Year 2006	First Quarter	$20.54	$18.44
	Second Quarter	20.00	16.64
	Third Quarter	19.63	16.67
	Fourth Quarter	21.00	18.98

Fiscal Year 2005	First Quarter	$20.00	$16.30
	Second Quarter	17.41	14.66
	Third Quarter	18.65	15.43
	Fourth Quarter	20.00	17.30

As of February 1, 2007 there were 517 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

Dividend Policy.  We have neither declared nor paid any dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business and, therefore, do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of our debt facilities contain restrictions on the declaration and payment of dividends.

Equity Compensation Plan Information.  The following table provides information, as of December 30, 2006, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareowners and (ii) all compensation plans not previously approved by our shareowners.

(c) Number of securities
remaining available for
	(a) Number of securities to be	(b) Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))(2)

Equity compensation plans approved by shareowners	23,353,917	$15.0776	16,178,681
Equity compensation plans not approved by shareowners	None	None	None

TOTAL	23,353,917	NA	16,178,681

(1)	Does not reflect any unvested awards of time vested restricted stock units/awards of 941,474 and performance vested restricted stock units of 468,145 at 100% target and 1,404,435 at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

ITEM 6.	SELECTED FINANCIAL DATA

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

Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to 2006, 2005, 2004, 2003 and 2002 represent the fiscal years ended December 30, 2006 (52-weeks), December 31, 2005 (52-weeks), January 1, 2005 (52-weeks), January 3, 2004 (53-weeks) and December 28, 2002 (52-weeks), respectively.

	2006	2005	2004	2003	2002
	(Dollars in 000s, except per share data)

Selected Operating Information
Net sales	$31,357,477	$28,808,312	$25,462,071	$22,613,017	$22,459,265
Gross profit(1)	1,685,285	1,574,978	1,402,042	1,223,488	1,231,638
Income from operations(1)	422,444	362,186	283,367	156,193	50,208
Income before income taxes and cumulative effect of adoption of a new accounting standard(2)	367,333	301,937	263,276	115,794	8,998
Income before cumulative effect of adoption of a new accounting standard(3)	265,766	216,906	219,901	149,201	5,669
Net income (loss)(4)	265,766	216,906	219,901	149,201	(275,192)
Basic earnings per share — income before cumulative effect of adoption of a new accounting standard	1.61	1.35	1.41	0.99	0.04
Diluted earnings per share — income before cumulative effect of adoption of a new accounting standard	1.56	1.32	1.38	0.98	0.04
Basic earnings per share — net income (loss)	1.61	1.35	1.41	0.99	(1.83)
Diluted earnings per share — net income (loss)	1.56	1.32	1.38	0.98	(1.81)
Weighted average common shares outstanding:
Basic	165,414,176	160,262,465	155,451,251	151,220,639	150,211,973
Diluted	170,875,794	164,331,166	159,680,040	152,308,394	152,145,669
Selected Balance Sheet Information
Cash and cash equivalents	$333,339	$324,481	$398,423	$279,587	$387,513
Total assets	7,704,307	7,034,990	6,926,737	5,474,162	5,144,354
Total debt(5)	509,507	604,867	514,832	368,255	365,946
Stockholders’ equity	2,920,475	2,438,598	2,240,810	1,872,949	1,635,989

(1)	Includes credit adjustment to reorganization costs of $1,727 and $2,816 in 2006 and 2004, respectively, for previous actions and reorganization costs of $16,276, $21,570 and $71,135 in 2005, 2003 and 2002, respectively, as well as other major-program costs of $22,935, $23,363 and $43,944 in 2005, 2003 and 2002, respectively, charged to selling, general and administrative expenses, or SG&A expenses, and $443 and $1,552 in 2003 and 2002, respectively, charged to costs of sales, which were incurred in the implementation of our broad-based reorganization plan, our comprehensive profit enhancement program and additional profit enhancement opportunities (see Note 3 to our consolidated financial statements). Fiscal 2006 includes $28,875 of stock-based compensation expense resulting from the adoption of Statement of Financial

Accounting Standards No. 123 (revised 2004) “Share-Based Payment.” Fiscal 2003 includes a charge of $20,000 related to the bankruptcy of Micro Warehouse in the United States, one of our former customers, of which $4,250 was subsequently recovered in 2006 from the bankruptcy proceedings.

(2)	Includes items noted in footnote (1) above as well as a loss of $8,413 on the redemption of senior subordinated notes in 2005, a gain on forward currency hedge of $23,120 in 2004 related to our Australian dollar denominated purchase of Tech Pacific and a gain on sale of available-for-sale securities of $6,535 in 2002.

(3)	Includes items noted in footnotes (1) and (2) above, as well as the reversal of deferred tax liabilities of $801, $2,385, $41,078 and $70,461 in 2006, 2005, 2004 and 2003, respectively, related to the gains on sale of available-for-sale securities (see Note 8 to our consolidated financial statements).

(4)	Includes items noted in footnotes (1), (2), and (3) above, as well as the cumulative effect of adoption of a new accounting standard, net of income taxes, of $280,861 in 2002 relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(5)	Includes convertible debentures, senior subordinated notes, revolving credit facilities and other long-term debt including current maturities, but excludes off-balance sheet debt of $68,505, $60,000 and $75,000 at the end of fiscal years 2006, 2003 and 2002, respectively, which amounts represent the undivided interests in transferred accounts receivable sold to and held by third parties as of the respective balance sheet dates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

Sales

We are the largest distributor of IT products and services worldwide based on net sales. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. Through fiscal year 2000, we generated positive annual sales growth from expansion of our existing operations, the integration of numerous acquisitions worldwide, the addition of new product categories and suppliers, the addition of new customers, increased sales to our existing customer base, and growth in the IT products and services distribution industry in general. Beginning in the last quarter of 2000 and continuing through most of 2003, we witnessed the reduction of our annual sales as a result of the general decline in demand for IT products and services throughout the world, the decision of certain vendors to pursue a direct sales model, and our exit from or downsizing of certain markets in Europe and Latin America. As a result, our net sales decreased to $22.5 billion and $22.6 billion in 2002 and 2003, respectively, from $30.7 billion in 2000. Starting in 2004, our net sales began to recover, reaching $25.5 billion in 2004, $28.8 billion in 2005 and a record $31.4 billion in 2006, or approximately 13%, 13% and 9% growth for the consecutive years, respectively. These increases primarily reflect the improving demand environment for IT products and services in most economies worldwide as well as the additional revenue arising from the acquisitions of Nimax in July 2004, Techpac Holdings Limited or Tech Pacific in November 2004 and AVAD in July 2005. Competitive pricing pressures, the expansion of a direct sales strategy by one or more of our major vendors or a decline in the overall demand for IT products and services could, however, adversely affect our revenues and profitability over the near term.

Gross Margin

The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales (“gross margin”) and narrow income from operations as a percentage of net sales (“operating margin”). Historically, our margins have been negatively impacted by extensive price competition, as well as changes in vendor terms and conditions, including, but not limited to, significant reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors and reduced time periods qualifying for price protection. To mitigate these factors, we have implemented, and continue to refine, changes to our pricing strategies, inventory management processes and vendor program processes. We continuously monitor and change, as appropriate, certain of the terms and conditions offered to our customers to reflect those being set by our vendors. In addition, we have pursued expansion into adjacent product markets such as AIDC/POS and consumer electronics, which generally have higher gross margins. As a result, our gross margin, which ranges from approximately 5.4% to 5.5% on an annual basis, has remained relatively flat from 2002 through 2006. However, we expect that restrictive vendor terms and conditions and competitive pricing pressures will continue and if they worsen in the foreseeable future, may hinder our ability to maintain and/or improve our gross margins from the levels realized in recent years.

Selling General and Administrative Expenses or SG&A Expenses

With the significant decline in our net sales during 2001 to 2003, we experienced a significant increase in our SG&A expenses as a percentage of net sales. As a result, we initiated a comprehensive profit enhancement program in September 2002 and other detailed actions across all our regions to streamline operations, improve services and generate operating income improvements. In April 2005, we announced an outsourcing and optimization plan to improve operating efficiencies within the North American region and, as part of the plan, we have also restructured and consolidated other job functions within the North American region. We completed the integration of operations of our pre-existing Asia-Pacific business with Tech Pacific in 2005. In 2006, we outsourced IT application development functions to enhance capabilities while maintaining effective cost control in this area. As a result of these actions and the increases in net sales, we reduced our SG&A expenses to 4.4%, 4.1% and 4.0% of net sales in 2004, 2005 and 2006, respectively. Our SG&A expenses in 2006 included charges related to stock-based compensation expense resulting from our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“FAS 123R”). These charges represent approximately 0.1% of net sales. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term. Implementation of additional actions, including integration of acquisitions, in the future, if any, could result in additional costs as well as additional operating income improvements.

Our Reorganization and Profit Enhancement Programs

In June 2001, we initiated a broad-based reorganization plan to streamline operations and reorganize resources to increase flexibility, improve service and generate cost savings and operational efficiencies. This program resulted in restructuring several functions, consolidation of facilities, and reductions of workforce worldwide in each of the quarters through June 2002. Total reorganization costs associated with these actions were $8.8 million in 2002.

In September 2002, we announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margin and reduction of SG&A expense. Key components of this initiative included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. For 2003 and 2002, we incurred $31.0 million and $107.9 million, respectively, of costs (or $138.9 million from inception of the program through the end of fiscal year 2003) related to this profit enhancement program, which was within our original announced estimate of $140 million. These costs consisted primarily of reorganization costs of $13.6 million and $62.4 million in 2003 and 2002, respectively, and other program implementation costs, or other major-program costs, of $17.4 million and $43.9 million, charged to SG&A expenses in 2003 and 2002, respectively, and $1.6 million charged to cost of sales in 2002. We realized significant benefits from the reduction in certain SG&A expenses and from gross margin improvements as a result of our comprehensive profit enhancement program.

During 2003, we incurred incremental reorganization costs of $8.0 million and incremental other major-program costs of $6.4 million ($6.0 million charged to SG&A expenses and $0.4 million charged to cost of sales), which were not part of the original scope of the profit enhancement program announced in September 2002. These costs primarily related to the further consolidation of our operations in the Nordic region of Europe and a loss on the sale of a non-core German semiconductor equipment distribution business. These actions resulted in additional operating income improvements primarily in the European region.

During 2005, we incurred integration expenses of $12.7 million related to our acquisition of Tech Pacific, comprised of $6.7 million of reorganization costs primarily for employee termination benefits, facility exit costs and other contract termination costs for associates and facilities of Ingram Micro made redundant by the acquisition as well as $6.0 million of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of Tech Pacific (see Note 3 to our consolidated financial statements). We substantially completed the integration of the operations of our pre-existing Asia-Pacific business with Tech Pacific in the third quarter of 2005.

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

In 2006, we incurred approximately $10.3 million of incremental technology enhancement costs primarily associated with our decision to outsource certain IT application development functions to a leading global IT outsource service provider which we believe will improve our capabilities and more effectively manage costs over the long-term. Most of the expenses incurred were for separation costs and other transition expenses, as well as for expenditures related to improving our existing systems.

Acquisition of AVAD

In July 2005, we acquired certain assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the United States, or U.S. This strategic acquisition accelerated our entry into the adjacent consumer electronics market and improves the operating margin in our North American operations.

Acquisition of Tech Pacific

In November 2004, we acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for cash and the assumption of debt. This acquisition provided us with a strong management and employee base with excellent execution capabilities, a history of solid operating margins and profitability, and a strong presence in the growing Asia-Pacific region. We believe this acquisition has been a key to our growing success in this region.

Acquisition of Nimax

In July 2004, we acquired substantially all of the assets and assumed certain liabilities of Nimax, a privately-held distributor of AIDC and POS solutions, providing us immediate entry to value-added distribution of AIDC and POS solutions.

Working Capital and Debt

The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied heavily on debt, trade credit from vendors and accounts receivable financing programs for our working capital needs. Due to our narrow operating margin, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt levels. However, our debt levels may fluctuate significantly on a day-to-day basis due to timing of customer receipts and periodic payments to vendors. Our future debt requirements may increase to support any increase in our overall level of business, changes in our required working capital profile, or to fund acquisitions.

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

•	Accounts Receivable — We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounts for 10% or more of our net sales; a continuing credit evaluation of our customers’ financial condition; aging of receivables, individually and in the aggregate; credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; and our historical loss experience.

•	Vendor Programs — We receive funds from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs, which are recorded as adjustments to product costs, revenue, or SG&A expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

•	Inventories — Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and write down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by the following considerations: protection from loss in value of inventory under our vendor agreements, our ability to return to vendors only a certain percentage of our purchases as contractually stipulated, aging of inventories, a sudden decline in demand due to an economic downturn, and rapid product improvements and technological changes.

•	Goodwill, Intangible Assets and Other Long-Lived Assets — Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” eliminated the amortization of goodwill but requires that goodwill be reviewed at least annually for potential impairment. In the fourth quarters of 2006, 2005 and 2004, we performed our annual impairment tests of goodwill in North America, Europe and Asia-Pacific. There is no goodwill in Latin America. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. In connection with

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

•	Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable.

The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions, we provide for tax liabilities when we consider it probable that additional taxes will be due. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities may be required, resulting in additional provision for or benefit from income taxes in our consolidated income statement.

•	Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, not otherwise noted in Item 3, and which are incidental to our operations. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe that the ultimate resolution of these actions will not have a material adverse effect on our consolidated financial statements (see Note 10 to our consolidated financial statements). As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.

Results of Operations

We do not allocate stock-based compensation recognized under FAS 123R to our operating units; therefore, we are reporting this as a separate amount. The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the fiscal years indicated (in millions).

	2006		2005		2004

Net sales by geographic region:
North America	$13,585	43.3%	$12,217	42.4%	$11,777	46.3%
Europe	10,754	34.3	10,424	36.2	9,839	38.6
Asia-Pacific	5,537	17.7	4,843	16.8	2,742	10.8
Latin America	1,481	4.7	1,324	4.6	1,104	4.3

Total	$31,357	100.0%	$28,808	100.0%	$25,462	100.0%

	2006		2005		2004

Operating income and operating margin by geographic region:
North America	$225.2	1.7%	$157.6	1.3%	$130.3	1.1%
Europe	126.8	1.2	143.4	1.4	129.8	1.3
Asia-Pacific	69.4	1.3	39.8	0.8	9.8	0.4
Latin America	29.9	2.0	21.4	1.6	13.5	1.2
Stock-based compensation expense recognized under FAS 123R	(28.9)	—	—	—	—	—

Total	$422.4	1.4%	$362.2	1.3%	$283.4	1.1%

We sell products purchased from many vendors, but generated approximately 22%, 23%, and 22% of our net sales in fiscal years 2006, 2005 and 2004, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.6	94.5	94.5

Gross profit	5.4	5.5	5.5
Operating expenses:
Selling, general and administrative	4.0	4.1	4.4
Reorganization costs (credits)	(0.0)	0.1	(0.0)

Income from operations	1.4	1.3	1.1
Other expense, net	0.2	0.2	0.1

Income before income taxes	1.2	1.1	1.0
Provision for income taxes	0.3	0.3	0.2

Net income	0.9%	0.8%	0.8%

Results of Operations for the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Our consolidated net sales were $31.4 billion, $28.8 billion and $25.5 billion in 2006, 2005 and 2004, respectively. The year-over-year growth in our consolidated net sales of 9% and 13% in 2006 and 2005, respectively, primarily reflects the improving demand environment for IT products and services across most economies in which we operate globally and additional revenue arising from the acquisitions of Nimax in July 2004, Tech Pacific in November 2004 and AVAD in July 2005. However, competitive pricing pressures, the expansion of a direct sales strategy by one or more of our major vendors, changes in terms and conditions by our vendors and/or softening of demand could adversely affect the current improvements in our revenues and profitability over the near term.

Net sales from our North American operations were $13.6 billion, $12.2 billion and $11.8 billion in 2006, 2005 and 2004, respectively. The year-over-year growth in our North American net sales of 11.2% and 3.7% in 2006 and 2005, respectively, reflects the improving demand for IT products and services in the region in 2006, as well as the additional revenue arising from the acquisition of AVAD in July 2005 and gains from our growth-enhancement initiatives in the region. Net sales from our European operations were $10.8 billion, $10.4 billion and $9.8 billion in 2006, 2005 and 2004. The year-over-year growth in European net sales of 3.2% and 5.9% in 2006 and 2005, respectively, reflects the slightly improved demand for IT products and services across the region. In 2006, the translation impact of the relatively stronger European currencies compared to the U.S. dollar resulted in an increase in net sales of approximately 2%; while in 2005, the translation impact of the European currencies had a negative impact in net sales of approximately 1%. In addition, our revenue growth in Europe in 2006 was tempered by complications associated with the implementation of a new warehouse management system in Germany. The implementation issues have been largely addressed as of December 30, 2006, but we expect our revenue growth in the region to be moderately impacted during the first half of 2007 as we focus on regaining market share, particularly with those customers who may have been inconvenienced and moved to competitors during the transition. Net sales from our Asia-Pacific operations were $5.5 billion, $4.8 billion and $2.7 billion in 2006, 2005 and 2004, respectively. The year-over-year growth in Asia-Pacific net sales of 14.3% and 76.7% in 2006 and 2005, respectively, primarily reflects the strong demand for IT products and services in the region in 2006, with significant growth in China, Australia and India while 2005 reflects a full year of revenue resulting from our acquisition of Tech Pacific compared to approximately one and one-half months of revenue in 2004. Net sales from our Latin American operations were $1.5 billion, $1.3 billion and $1.1 billion in 2006, 2005 and 2004, respectively. The year-over-year growth in Latin America net sales of 11.8% and 19.9% in 2006 and 2005, respectively, primarily reflects the strong demand for IT products and services in the region and the strengthening of currencies in certain Latin American markets.

Our gross margin was 5.4% in 2006, slightly down from the gross margin of 5.5% in both 2005 and 2004. The slight decrease reflects a continuing competitive pricing environment in certain markets in which we operate, and the impact from the issues with the implementation of our German warehouse management system, partially offset by the results of our ongoing product diversification strategy. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total SG&A expenses were $1.3 billion, $1.2 billion and $1.1 billion in 2006, 2005 and 2004, respectively. In 2006, SG&A increased by $68.1 million compared to 2005, primarily due to the $28.9 million in stock-based compensation expense resulting from the adoption of FAS 123R during the year, approximately $10.3 million in incremental technology enhancement costs primarily related to the outsourcing of certain of our application development functions, the addition of AVAD, the implementation of a new warehouse management system in Germany and increased expenses required to support the growth of our business in 2006. These factors were partially offset by the lack of major-program and integration costs in 2006 compared to implementation costs of $16.9 million related to our outsourcing and optimization plan in North America in 2005 and acquisition-related costs of $6.0 million associated with the integration of Tech Pacific in 2005, as well as savings associated with the implementation of these programs upon their completion, and continued cost control measures. In 2005, SG&A increased by $74.9 million compared to 2004, primarily due to the additions of Tech Pacific and AVAD, implementation costs associated with our outsourcing and optimization plan in North America of $16.9 million, costs associated with the integration of Tech Pacific of $6.0 million and increased expenses required to support the growth of our business, partially offset by our continued cost control measures and the savings realized from the North American outsourcing and optimization plan. As a percentage of net sales, total SG&A expenses decreased to 4.0% in 2006 compared to 4.1% in 2005 and 4.4% in 2004, primarily due to the economies of scale from the higher level of revenue, savings associated with the implementation of the programs discussed above, other actions we have taken and the positive impact of continued cost control measures. These factors were partially offset in 2006 by the addition of stock-based compensation expense resulting from the adoption of FAS 123R and costs related to the incremental technology enhancements noted above which were approximately 0.1% of net sales. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

As previously discussed, in 2006 and 2004, the net credit adjustments to reorganization costs were $1.7 million and $2.9 million, respectively, primarily related to favorable resolution of obligations associated with prior actions. In 2005, reorganization costs were $16.3 million related to our outsourcing and optimization plan in North America and integration of Tech Pacific (see Note 3 to our consolidated financial statements). We may pursue other business process or organizational changes in our business, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future.

Our operating margin slightly increased to 1.4% in 2006 from 1.3% and 1.1% in 2005 and 2004, respectively, primarily reflecting the increase in net sales and reduction of SG&A expenses while maintaining relatively stable gross margins during this period as discussed above. Our North American operating margin increased to 1.7% in 2006 from 1.3% and 1.1% in 2005 and 2004, respectively. The increase in operating margin for North America in 2005 compared to 2004 reflects the economies of scale from the higher volume of business, the expansion into adjacent product markets with higher margins, a broad set of margin initiatives and ongoing costs containment, partially offset by competitive pressures on pricing and reorganization and other major-program costs incurred. The further increase in North America in 2006 reflects the reduction of reorganization and other major-program costs, as well as economies of scale from the higher volume of business. Our European operating margin decreased to 1.2% in 2006 compared to 1.4% and 1.3% in 2005 and 2004, respectively. Operating margin for Europe in 2006 was negatively impacted by the implementation of the new warehouse management system in Germany and vendor consolidation actions, which exerted pressure on gross margin in the first half of the year, as well as a generally competitive environment in the region. Operating margin for Europe in 2005 was positively impacted by the increase in net sales and a decrease in operating expenses, partially offset by the economic softness and competitive environment. Our Asia-Pacific operating margin was 1.3% in 2006 compared to 0.8% and 0.4% in 2005 and 2004, respectively. The Asia-Pacific operating margins improved in 2005 compared to 2004 primarily due to the benefits from the successful integration of Tech Pacific, partially offset by the integration costs incurred (approximately 0.3% of Asia-Pacific net sales). The further improvement in 2006 primarily reflects the contribution of the fully integrated Tech Pacific, as well as improvements and strengthening of our operating model and overall growth in sales for the region. Our Latin American operating margin was 2.0% in 2006 compared to 1.6% and 1.2% in 2005 and 2004, respectively. Strengthening of our business processes in Latin America from 2004 through 2006 positively impacted operating margin in this region.

Other expense (income) consisted primarily of interest income and expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred net other expense of $55.1 million, or 0.2% as a percentage of net sales, in 2006 compared to $60.2 million, or 0.2% as a percentage of net sales, in 2005 and $20.1 million, or 0.1% as a percentage of net sales, in 2004. The decrease in 2006 compared to 2005 primarily reflects the loss of $8.4 million on the redemption of the senior subordinated notes and related interest-rate swap agreements in 2005, partially offset by higher interest rates. The increase in 2005 compared to 2004 primarily reflects a foreign-exchange gain of $23.1 million on a forward currency exchange contract related to our Australian dollar-denominated purchase of Tech Pacific in 2004, a loss of $8.4 million on the redemption of the senior subordinated notes and related interest-rate swap agreements in 2005, increased net debt levels primarily associated with the acquisitions of Tech Pacific and AVAD, and higher interest rates, partially offset by a decrease in losses on sales of receivables under our accounts receivable-based financing facilities.

Our provision for income taxes in 2006, 2005 and 2004 was $101.6 million, $85.0 million and $43.4 million, respectively. Our provisions included benefits of $0.8 million, $2.4 million and $41.1 million in 2006, 2005 and 2004, respectively, for the reversal of previously accrued federal and state income taxes relating to the gains realized on the sale of Softbank common stock in 2002, 2000 and 1999 (see Note 8 to our consolidated financial statements). Our effective tax rate in 2006, 2005 and 2004 was 28%, 28% and 16%, respectively. The change in our effective tax rate from 16% in 2004 to 28% in 2005 and 2006 is primarily attributable to the reversal of the previously accrued U.S. federal and certain state income taxes in 2004 noted above, as well as changes in the proportion of income earned within the various taxing jurisdictions and impacts of our ongoing tax strategies.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 30, 2006. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

				Income		Diluted
			Income	Before		Earnings
	Net	Gross	From	Income	Net	per
	Sales	Profit	Operations	Taxes	Income	Share
	(In millions, except per share data)

Fiscal Year Ended December 30, 2006
Thirteen Weeks Ended:
April 1, 2006	$7,598.8	$405.5	$98.9	$85.7	$61.7	$0.36
July 1, 2006	7,395.6	391.7	88.0	74.7	53.8	0.32
September 30, 2006	7,510.3	405.7	93.8	81.3	58.5	0.34
December 30, 2006	8,852.8	482.4	141.7	125.6	91.8	0.53
Fiscal Year Ended December 31, 2005
Thirteen Weeks Ended:(1)
April 2, 2005	$7,052.0	$379.5	$76.2	$61.5	$42.4	$0.26
July 2, 2005	6,840.5	367.5	71.3	57.2	41.7	0.26
October 1, 2005	6,959.3	381.8	82.9	62.3	48.4	0.29
December 31, 2005	7,956.5	446.2	131.7	120.9	84.4	0.51

(1)	Includes impact of charges related to reorganization costs and other major-program costs as follows (pre-tax): first quarter, $9.8 million; second quarter, $14.0 million; third quarter, $7.2 million; fourth quarter, $8.2 million. The second quarter also includes the reversal of Softbank deferred tax liability of $2.2 million. The third quarter also includes a loss on the redemption of senior subordinated notes of $8.4 million.

Liquidity and Capital Resources

Cash Flows

We have financed our growth and cash needs largely through income from operations, available cash, borrowings under revolving accounts receivable backed financing programs and revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

Our cash and cash equivalents totaled $333.3 million and $324.5 million at December 30, 2006 and December 31, 2005, respectively.

Operating activities provided net cash of $50.7 million, $8.2 million, and $360.9 million in 2006, 2005 and 2004, respectively. The net cash provided by operating activities in 2006 principally reflects net income before noncash charges, partially offset by a net increase in working capital. The increase in working capital largely reflects the higher volume of business. The net cash provided by operating activities in 2005 principally reflects our net income before noncash charges and reduction of other current assets, partially offset by a decrease in accrued expenses and an increase in our working capital. The reduction of other current assets and accrued expenses primarily relates to the settlement of a currency interest-rate swap and related collateral deposits. The increase in working capital largely reflects the growth of our business in 2005 and a decrease in days of accounts payable outstanding at the end of 2005 compared to the end of 2004. The net cash provided by operating activities in 2004 was primarily due to net income before noncash charges and a net decrease in working capital, which reflects our continued focus on working capital management.

Investing activities used net cash of $105.3 million, $179.4 million and $411.5 million in 2006, 2005 and 2004, respectively. The net cash used by investing activities in 2006 was primarily due to capital expenditures of $39.2 million, short-term collateral deposits on financing arrangements of $35.0 million and cash payments related to acquisitions, including the first earn-out payment of $30.0 million for AVAD discussed below. The net cash used by investing activities in 2005 and 2004 was primarily due to business acquisitions of $140.6 million (primarily AVAD in North America) and $402.2 million (primarily Tech Pacific in Asia-Pacific), respectively, and capital expenditures of $38.8 million and $37.0 million, respectively. Our relatively flat capital expenditures over the period from 2004 to 2006 reflect the benefits of our previous profit enhancement program which has enabled us to streamline operations and optimize facilities as well as our decision to outsource certain IT infrastructure functions which have reduced our capital requirements. We presently expect our capital expenditures to approximate $60 million in 2007.

Financing activities provided net cash of $52.7 million, $120.4 million and $149.5 million in 2006, 2005 and 2004, respectively. The net cash provided by financing activities in 2006 primarily reflects the proceeds from the exercise of stock options of $98.1 million and an increase in our book overdrafts of $42.2 million, partially offset by the net payments of debt facilities of $96.5 million. The net cash provided by financing activities in 2005 primarily reflects the net proceeds from our debt facilities of $305.8 million and proceeds from the exercise of stock options of $49.3 million, partially offset by the redemption of our senior subordinated notes of $205.8 million. The increase in debt in 2005 primarily reflects higher financing needs as a result of the acquisition of AVAD as well as the funds to redeem our senior subordinated notes. The net cash provided by financing activities in 2004 primarily reflects proceeds received from the exercise of stock options of $84.5 million and an increase in book overdrafts of $77.7 million.

Acquisitions

In June 2006, we acquired the assets of SymTech Nordic AS, the leading Nordic distributor of automatic identification and data capture and point-of-sale technologies to solution providers and system integrators. The purchase price for this acquisition consisted of a cash payment of $3.6 million which, following the preliminary allocation of purchase price to the assets and liabilities acquired, resulted in the recording of $0.9 million of goodwill and $0.2 million of amortizable intangible assets primarily related to customer relationships and non-compete agreements.

In July 2005, we acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. This strategic acquisition accelerated our entry into the adjacent CE market and has improved operating margin in our North American operations. AVAD was acquired for an initial purchase price of $136.4 million. The purchase agreement also requires us to pay the seller earn-out payments of up to $80 million over the three years following the acquisition date, if certain performance levels are achieved, and additional payments of up to $100 million are possible in 2010, if extraordinary performance levels are achieved over the five-year period following the date of acquisition. Such payments, if any, will be recorded as adjustments to the initial purchase price. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $47.6 million of goodwill, $24.2 million of trademarks with indefinite lives and $28.7 million of vendor relationships and other amortizable intangible assets with average estimated useful lives of approximately 10 years. In December 2005, we recorded a payable of $30.0 million, which was paid in 2006, to the sellers for the initial earn-out in accordance with the provisions of the purchase agreement, resulting in an increase of goodwill for the same amount (see Note 4 to our consolidated financial statements).

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

In July 2004, we acquired substantially all of the assets and assumed certain liabilities of Nimax, a privately-held distributor of automatic identification and data capture and point-of-sale solutions. The purchase price, consisting of cash payments of $9.7 million, was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $0.9 million of other amortizable intangible assets primarily related to customer and vendor relationships. No goodwill was recorded in this transaction.

Capital Resources

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.

On-Balance Sheet Capital Resources

In July 2006, we increased our borrowing capacity to $550 million under our revolving accounts receivable-backed financing program in the U.S., secured by substantially all U.S.-based receivables. We also extended the maturity date of the program from March 2008 to July 2010. At our option, the program may be increased to as much as $650 million at any time prior to the new maturity date. The interest rate on this facility varies dependent on the designated commercial paper rates plus a predetermined margin. At December 30, 2006 and December 31, 2005, we had borrowings of $234.4 million and $304.3 million, respectively, under this revolving accounts receivable-backed financing program in the U.S.

We also have a revolving accounts receivable-backed financing program in Canada, which provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $129 million at December 30, 2006. This facility matures on August 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At December 30, 2006 and December 31, 2005, we had borrowings of $0 and $38.7 million, respectively, under this revolving accounts receivable-backed financing program.

We have two revolving accounts receivable-backed financing facilities in Europe, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $141 million, and Euro 230 million, or approximately $303 million, respectively at December 30, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These facilities mature in July 2007 and January 2009, respectively. Both of these European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At December 30, 2006 and December 31, 2005, we had no borrowings under these European revolving accounts receivable-backed financing facilities.

We have a multi-currency revolving accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $197 million at December 30, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At December 30, 2006 and December 31, 2005, we had borrowings of $36.3 million and $112.6 million, respectively, under this facility.

Our ability to access financing under our North American, European and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At December 30, 2006, our actual aggregate available capacity under these programs was approximately $974 million based on eligible accounts receivable available, of which approximately $270.7 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.

We have a $175 million revolving senior unsecured credit facility with a bank syndicate that matures in July 2008. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At December 30, 2006 and December 31, 2005, we had no borrowings under this credit facility. This credit facility may also be used to support letters of credit. At December 30, 2006 and December 31, 2005, letters of credit of $30.6 million and $21.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

We have a 100 million Australian dollar, or approximately $79 million at December 30, 2006, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At December 30, 2006 and December 31, 2005, we had borrowings of $0 and $14.4 million, respectively, under this credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At December 30, 2006 and December 31, 2005, no letters of credit were issued.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $796 million at December 30, 2006. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 30, 2006 and December 31, 2005, we had approximately $238.8 million and $134.8 million, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $35 million at December 30, 2006, which are included in other current assets. At December 30, 2006 and December 31, 2005, letters of credit totaling approximately $36.9 million and $53.4 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.4% and 6.1% per annum at December 30, 2006 and December 31, 2005, respectively.

Off-Balance Sheet Capital Resources

We have revolving trade accounts receivable-based factoring facilities in Europe, which provides up to approximately $236 million of additional financing capacity. Approximately $119 million of this capacity expires in March 2007 with the balance expiring in December 2007. At December 30, 2006 and December 31, 2005, we had $68.5 million and $0, respectively, of trade accounts receivable sold to and held by third parties under our European programs. Our financing capacity under the European programs is dependent upon the level of our trade accounts receivable eligible to be transferred or sold into the accounts receivable-based factoring programs. At December 30, 2006, our actual aggregate available capacity under these programs, based on eligible accounts receivable outstanding, was approximately $158 million.

Covenant Compliance

We are required to comply with certain financial covenants under some of our on-balance sheet financing facilities, as well as our European off-balance sheet accounts receivable-based factoring facility, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At December 30, 2006, we were in compliance with all material covenants or other requirements set forth in our financing facilities discussed above.

Contractual Obligations

The following summarizes our financing capacity and contractual obligations at December 30, 2006 (in millions), and the effects of scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest, substantially all of which is incurred at variable rates.

			Payments Due by Period
	Total	Balance	Less Than			After
Contractual Obligations	Capacity	Outstanding	1 Year	1 — 3 Years	3 — 5 Years	5 years

North American revolving accounts receivable-based financing facilities(1)	$679.0	$234.4	$—	$—	$234.4	$—
European revolving trade accounts receivable-backed financing facilities(1)	444.0	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities(1)	197.0	36.3	—	36.3	—	—
Revolving senior unsecured credit facilities(2)	254.0	—	—	—	—	—
Bank overdrafts and other(3)	796.0	238.8	238.8	—	—	—

Subtotal	2,370.0	509.5	238.8	36.3	234.4	—
European accounts receivable-based factoring programs(4)	236.0	68.5	68.5	—	—	—
Minimum payments under operating leases and IT and business process outsourcing agreements(5)	405.4	405.4	93.5	165.6	90.1	56.2

Total	$3,011.4	$983.4	$400.8	$201.9	$324.5	$56.2

(1)	The capacity amount in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of December 30, 2006, our actual aggregate capacity under these programs based on eligible accounts receivable was approximately $974 million (see Note 7 to our consolidated financial statements).

(2)	The capacity amount in the table above represents the maximum capacity available under these facilities. These facilities can also be used to support letters of credit. At December 30, 2006, letters of credit totaling $30.6 million were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces our available capacity by the same amount.

(3)	Certain of these programs can also be used to support letters of credit. At December 30, 2006, letters of credit totaling approximately $36.9 million were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit also reduces our available capacity by the same amount.

(4)	The total capacity amount in the table above represents the maximum capacity available under these programs. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be transferred or sold into these programs. As of December 30, 2006 our actual aggregate capacity under these programs based on eligible accounts receivable was approximately $158 million.

(5)	In December 2002, we entered into an agreement with a third-party provider of IT outsourcing services. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/PBX. This agreement expires in December 2009, but is cancelable at our option subject to payment of termination fees. In September 2005, we entered into an agreement with a leading global business process outsource service provider. The services to be provided include selected North America positions in finance and shared services, customer service, vendor management and selected U.S. positions in technical support and inside sales (excluding field sales and management positions). This agreement expires in September 2010, but is cancelable at our option subject to payment of termination fees. In August 2006, we entered into an agreement with a leading global IT outsource service provider. The services to be provided include certain IT positions in North America related to our application development functions. This agreement expires in August 2011 and may be terminated by us subject to payment of termination fees. Additionally, we lease the majority of our facilities and certain equipment under noncancelable operating leases. Renewal and purchase options at fair values exist for a substantial portion of the leases. Amounts in this table represent future minimum payments on operating leases that have remaining noncancelable lease terms in excess of one year as well as under the IT and business process outsourcing agreements.

Our employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Because our commitment under these plans is not a fixed amount, they have not been included in the contractual obligations table.

Other Matters

In December 1998, we purchased 2,972,400 shares of common stock of SOFTBANK Corp. (“Softbank”) for approximately $50.3 million. During December 1999, we sold approximately 35% of our original investment in Softbank common stock for approximately $230.1 million, resulting in a pre-tax gain of approximately $201.3 million, net of expenses. In January 2000, we sold an additional approximately 15% of our original holdings in Softbank common stock for approximately $119.2 million, resulting in a pre-tax gain of approximately $111.5 million, net of expenses. In March 2002, we sold our remaining shares of Softbank common stock for approximately $31.8 million, resulting in a pre-tax gain of $6.5 million, net of expenses. We generally used the proceeds from these sales to reduce existing indebtedness. The realized gains, net of expenses, associated with the sales of Softbank common stock in March 2002, January 2000 and December 1999 totaled $4.1 million, $69.4 million and $125.2 million, respectively, net of deferred taxes of $2.4 million, $42.1 million and $76.1 million, respectively (see Note 8 to our consolidated financial statements).

The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, we concluded that U.S. taxes were not currently payable on the gains based on our internal assessment and opinions received from our outside advisors. However, because of uncertainties in the interpretation of complex tax regulations by various taxing authorities, we provided for tax liabilities on this matter based on the level of opinions received from our outside advisors and our internal assessment. In 2005, we settled and paid tax liabilities of $4.2 million associated with these gains with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $2.4 million for such tax jurisdictions. At December 31, 2005, we had remaining tax liabilities of $2.5 million ($2.7 million including estimated interest), related to the gains realized on the sales of Softbank common stock. In 2006, we settled and paid tax liabilities of $1.9 million with the U.S. Internal Revenue Service (the “IRS”) and favorably resolved and reversed the remaining tax liabilities of $0.8 million. At December 30, 2006, we had no remaining tax liabilities associated with these gains. Our federal tax returns for fiscal years through 2000 have been closed. The IRS has substantially concluded examining our federal tax returns for fiscal years 2001 to 2003. As a large corporate filer, we expect our federal tax returns to be subject to recurring review by the IRS.

In 2003, our Brazilian subsidiary was assessed for commercial taxes on the purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is $5.9 million. It has been our opinion, based upon the opinion of outside legal counsel, that we have valid defenses to the assessment of these taxes for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve has been established previously for such potential losses. However, proposed changes to the tax law were approved by the Brazilian legislature on February 6, 2007, and submitted to the president for signature on February 9, 2007. If enacted in its present form, it is our opinion, based upon the opinion of outside legal counsel, that we will likely be required to take a charge of approximately $33.0 million, which represents $5.9 million of tax for the 2002 assessed period and $27.1 million of potential tax assessment for the period from October 2002 to December 2005. The pending statute provides that no tax is due on such software importation after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax assessed, we continue to believe, based on the opinion of outside legal counsel, that we have valid defenses to the assessment of interest and penalties, which as of December 30, 2006, potentially amount to approximately $16.8 million and $24.8 million, respectively. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. All sums expressed are based upon an exchange rate prevailing on December 30, 2006 of 2.138 Brazilian reais to the U.S. dollar. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

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

Transactions with Related Parties

In 2006, we have loans receivable from certain of our non-executive associates. These loans, individually ranging up to $0.1 million, have interest rates ranging from 4.65% to 4.84% per annum and are payable over periods up to four years. Loans to executive officers, unless granted prior to their election to such position, were granted and approved by the Human Resources Committee of our Board of Directors prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. No material modification or renewals to these loans to executive officers have been made since that date or subsequent to the employee’s election as an executive officer, if later. At December 30, 2006 and December 31, 2005, our employee loans receivable balance was $0.1 million and $0.6 million, respectively.

In July 2005, we assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who are now employed with us. These include agreements with two of the representative companies to sell products on our behalf for a commission. In fiscal 2006 and 2005, total sales generated by these companies were approximately $11.1 million and $8.2 million, respectively, resulting in our recording of commission expense of approximately $0.2 million for both years. In addition, we also assumed an operating lease agreement for a facility in Taunton, Massachusetts owned by the former owners of AVAD with an annual rental expense of approximately $0.2 million up to January 2024. In fiscal 2006 and 2005, rent expense under this lease was approximately $0.2 million and $0.1 million, respectively.

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

Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. By policy, we maintain hedge coverage between minimum and maximum percentages. Currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2006, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, pounds sterling, Danish krone, Hungarian forint, Norwegian kroner, Swedish krona, Swiss francs, Australian dollars, Indian rupees, Malaysian ringit, New Zealand dollars, Singaporean dollars, Thai baht, Brazilian reais, Chilean peso and Mexican peso.

We are exposed to changes in interest rates primarily as a result of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our management objective is to finance our business at interest rates that are competitive in the marketplace. To achieve our objectives we use a combination of fixed- and variable-rate debt and interest rate swaps. As of December 30, 2006 and December 31, 2005, substantially all of our outstanding debt had variable interest rates.

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

	Interest Rate	Currency Sensitive
	Sensitive Financial	Financial	Combined
	Instruments	Instruments	Portfolio

VaR as of December 30, 2006	$7.0	$0.2	$5.1
VaR as of December 31, 2005	6.5	0.2	4.9

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

	Fiscal Year End
	2006	2005
	(Dollars in 000s,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$333,339	$324,481
Trade accounts receivable (less allowances of $78,296 and $81,831)	3,316,723	3,186,115
Inventories	2,682,558	2,208,660
Other current assets	413,453	352,042

Total current assets	6,746,073	6,071,298
Property and equipment, net	171,435	179,435
Goodwill	643,714	638,416
Other assets	143,085	145,841

Total assets	$7,704,307	$7,034,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,788,605	$3,476,845
Accrued expenses	440,383	479,422
Current maturities of long-term debt	238,793	149,217

Total current liabilities	4,467,781	4,105,484
Long-term debt, less current maturities	270,714	455,650
Other liabilities	45,337	35,258

Total liabilities	4,783,832	4,596,392

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 169,408,907 and 162,366,283 shares issued and outstanding in 2006 and 2005, respectively	1,694	1,624
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,005,817	874,984
Retained earnings	1,804,527	1,538,761
Accumulated other comprehensive income	108,437	23,324
Unearned compensation	—	(95)

Total stockholders’ equity	2,920,475	2,438,598

Total liabilities and stockholders’ equity	$7,704,307	$7,034,990

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year
	2006	2005	2004
	(Dollars in 000s, except per share data)

Net sales	$31,357,477	$28,808,312	$25,462,071
Cost of sales	29,672,192	27,233,334	24,060,029

Gross profit	1,685,285	1,574,978	1,402,042

Operating expenses:
Selling, general and administrative	1,264,568	1,196,516	1,121,571
Reorganization costs (credits)	(1,727)	16,276	(2,896)

	1,262,841	1,212,792	1,118,675

Income from operations	422,444	362,186	283,367

Other expense (income):
Interest income	(8,974)	(4,249)	(7,354)
Interest expense	54,599	48,957	37,509
Losses on sales of receivables	1,503	1,552	5,015
Net foreign exchange loss (gain)	(198)	961	(19,501)
Loss on redemption of senior subordinated notes	—	8,413	—
Other	8,181	4,615	4,422

	55,111	60,249	20,091

Income before income taxes	367,333	301,937	263,276
Provision for income taxes	101,567	85,031	43,375

Net income	$265,766	$216,906	$219,901

Basic earnings per share	$1.61	$1.35	$1.41

Diluted earnings per share	$1.56	$1.32	$1.38

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common	Additional		Other
	Stock	Paid-in	Retained	Comprehensive	Unearned
	Class A	Capital	Earnings	Income (Loss)	Compensation	Total
	(Dollars in 000s)

January 3, 2004	$1,520	$720,810	$1,101,954	$48,812	$(147)	$1,872,949
Stock options exercised	66	84,452				84,518
Income tax benefit from exercise of stock options		10,099				10,099
Grant of restricted Class A Common Stock		589			(589)	—
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	1	757				758
Stock-based compensation expense		935			736	1,671
Surrender of restricted Class A payment of withholding tax		(264)				(264)
Comprehensive income			219,901	51,178		271,079

January 1, 2005	1,587	817,378	1,321,855	99,990	—	2,240,810
Stock options exercised	36	49,240				49,276
Income tax benefit from exercise of stock options		6,584				6,584
Grant of restricted Class A Common Stock and stock units	1	1,031			(1,032)	—
Stock-based compensation expense		751			937	1,688
Comprehensive income			216,906	(76,666)		140,240

December 31, 2005	1,624	874,984	1,538,761	23,324	(95)	2,438,598
Stock options exercised	70	98,059				98,129
Income tax benefit from exercise of stock options		3,994				3,994
Stock-based compensation expense		28,875				28,875
Reversal of restricted stock units		(95)			95	—
Comprehensive income			265,766	85,113		350,879

December 30, 2006	$1,694	$1,005,817	$1,804,527	$108,437	$—	$2,920,475

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year
	2006	2005	2004
	(Dollars in 000s)

Cash flows from operating activities:
Net income	$265,766	$216,906	$219,901
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	61,187	64,338	57,657
Stock-based compensation expense under FAS 123R	28,875	—	—
Excess tax benefit from stock-based compensation under FAS 123R	(8,923)	—	—
Gain on forward currency exchange contract	—	—	(23,120)
Noncash charges for interest and compensation	394	2,775	3,135
Loss on redemption of senior subordinated notes	—	8,413	—
Deferred income taxes	(2,111)	16,824	(25,853)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	68,505	—	(60,000)
Accounts receivable	(175,343)	(219,692)	(187,073)
Inventories	(456,453)	(37,428)	(54,178)
Other current assets	(25,599)	122,729	(77,885)
Accounts payable	247,951	10,531	368,156
Accrued expenses	46,423	(177,175)	140,194

Cash provided by operating activities	50,672	8,221	360,934

Cash flows from investing activities:
Purchase of property and equipment	(39,169)	(38,842)	(36,985)
Proceeds from sale of property and equipment	2,572	—	—
Proceeds from forward currency exchange contract	—	—	23,120
Short-term collateral cash deposits	(35,000)	—	—
Acquisitions, net of cash acquired	(33,727)	(140,566)	(402,181)
Other	—	—	4,501

Cash used by investing activities	(105,324)	(179,408)	(411,545)

Cash flows from financing activities:
Proceeds from exercise of stock options	98,129	49,276	84,518
Redemption of senior subordinated notes	—	(205,801)	—
Excess tax benefit from stock-based compensation under FAS 123R	8,923	—	—
Net proceeds from (repayments of) debt	(96,546)	305,838	(12,760)
Changes in book overdrafts	42,172	(28,932)	77,742

Cash provided by financing activities	52,678	120,381	149,500

Effect of exchange rate changes on cash and cash equivalents	10,832	(23,136)	19,947

Increase (decrease) in cash and cash equivalents	8,858	(73,942)	118,836
Cash and cash equivalents, beginning of year	324,481	398,423	279,587

Cash and cash equivalents, end of year	$333,339	$324,481	$398,423

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$51,327	$50,281	$34,937
Income taxes	119,276	65,847	30,755

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except share and per share data)

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

Fiscal Year

The fiscal year of the Company is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2006,” “2005” and “2004” represent the 52-week fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventories, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. Actual results could differ from these estimates.

Revenue Recognition

Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for 2006, 2005 and 2004. The Company, under specific conditions, permits its customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. The Company also has limited contractual relationships with certain of its customers and suppliers whereby the Company assumes an agency relationship in the transaction as defined by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In such arrangements, the Company recognizes the net fee associated with serving as an agent in sales.

Vendor Programs

Funds received from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs are recorded as adjustments to product costs, revenue, or selling, general and administrative expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. The Company accrues rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells products purchased from many vendors, but generated approximately 22%, 23% and 22% of its net sales in fiscal years 2006, 2005 and 2004, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of the Company’s net sales in each of the last three years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $284,161 and $241,989 as of December 30, 2006 and December 31, 2005, respectively, are included in accounts payable.

Inventories

Inventories are stated at the lower of average cost or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives noted below. The Company also capitalizes computer software costs that meet both the definition of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

internal-use software and defined criteria for capitalization in accordance with Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Depreciable lives of property and equipment are as follows:

Buildings	40 years
Leasehold improvements	3-17 years
Distribution equipment	5-10 years
Computer equipment and software	3-5 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. Identifiable intangible assets with indefinite useful lives, consisting primarily of trademarks, were $24,200 at December 30, 2006 and December 31, 2005. The remaining identifiable intangible assets of $93,149 and $92,855 at December 30, 2006 and December 31, 2005 are amortized over their remaining estimated lives ranging from 1 to 10 years. Amortization expense was $11,536 and $10,673 for the years ended December 30, 2006 and December 31, 2005.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition accounted for using the purchase method. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) in 2002. FAS 142 eliminated the amortization of goodwill. FAS 142 requires that after the initial impairment review upon adoption, goodwill should be reviewed at least annually thereafter. In the fourth quarters of 2006, 2005 and 2004, the Company performed its annual impairment tests of goodwill in North America, Europe and Asia-Pacific. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. In connection with these tests, valuations of the individual reporting units were obtained or updated from an independent third-party valuation firm. No impairment was indicated based on these tests.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative financial instruments comprise the following:

	Fiscal Year End
	2006		2005
	Notional	Estimated	Notional	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Foreign exchange forward contracts	$1,303,701	$(5,199)	$1,486,538	$43,556

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

The components of comprehensive income are as follows:

	Fiscal Year
	2006	2005	2004

Net income	$265,766	$216,906	$219,901
Changes in foreign currency translation adjustments	85,113	(76,666)	51,178

Comprehensive income	$350,879	$140,240	$271,079

Accumulated other comprehensive income included in stockholders’ equity totaled $108,437, $23,324 and $99,990 at December 30, 2006, December 31, 2005 and January 1, 2005, respectively, and consisted solely of foreign currency translation adjustments.

Earnings Per Share

The Company reports a dual presentation of Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of common shares outstanding during the reported period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute the potential dilution that would occur if stock awards and other commitments to issue common stock were exercised.

The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year
	2006	2005	2004

Net income	$265,766	$216,906	$219,901

Weighted average shares	165,414,176	160,262,465	155,451,251

Basic earnings per share	$1.61	$1.35	$1.41

Weighted average shares including the dilutive effect of stock awards (5,461,618; 4,068,701; and 4,228,789 for 2006, 2005, and 2004, respectively)	170,875,794	164,331,166	159,680,040

Diluted earnings per share	$1.56	$1.32	$1.38

There were approximately 1,606,000, 6,983,000, and 12,813,000 outstanding stock awards in 2006, 2005, and 2004, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

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

FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and instead generally requires that such transactions be accounted for using a fair-value-based method and expensed in the consolidated statement of income. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under FAS 123R, consistent with the method previously used for its pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company has elected the modified prospective transition method as permitted by FAS 123R; accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006 (see Note 12 to the Company’s consolidated financial statements). Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value as previously determined under the disclosure-only provisions of FAS 123. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock awards. The Company estimated the forfeiture rate for the year ended December 30, 2006 based on its historical experience during the preceding five fiscal years.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 requires that companies view financial statement misstatements as material if either the current year impact of the misstatements or cumulative impact of previous unadjusted misstatements is considered material to either the financial position or results of operations of the Company in its current financial statements. The adoption of the provisions of SAB 108, effective as of December 30, 2006, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 effective at the beginning of fiscal 2007, or December 31, 2006. The Company currently estimates that the adoption of FIN 48 will result in a cumulative effect adjustment of $4,000 to reduce the Company’s consolidated retained earnings and to increase reserves for uncertain tax positions. This estimate is subject to revision as management completes its analysis.

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

Note 3 — Reorganization, Integration and Major-Program Costs

In 2005, the Company launched an outsourcing and optimization plan to improve operating efficiencies within its North American region. The plan, which was substantially completed in 2005, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, the Company also restructured and consolidated other job functions within the North American region. Total costs of the actions, or major-program costs, incurred for the year ended December 31, 2005 were $26,582, comprised of $9,649 of reorganization costs, primarily related to employee termination benefits for workforce reductions for approximately 580 employees, as well as $16,933 of other costs charged to selling, general and administrative (“SG&A”) expenses, primarily comprised of consulting and retention expenses.

In connection with the November 2004 acquisition of all of the outstanding shares of Techpac Holdings Limited, or Tech Pacific, one of Asia-Pacific’s largest technology distributors, the Company implemented a detailed

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan to integrate the operations of Tech Pacific with the Company. Total integration expenses incurred for the year ended December 31, 2005 were $12,711, comprised of $6,709 of reorganization costs, primarily for employee termination benefits for workforce reductions for approximately 320 employees and lease exit costs for facility consolidations, as well as $6,002 of other costs charged to SG&A expenses, primarily comprised of consulting, retention and other costs associated with the integration, as well as incremental depreciation of fixed assets resulting from the reduction in useful lives to coincide with the facility closures. The Company substantially completed the integration of the operations of its pre-existing Asia-Pacific business with Tech Pacific in 2005.

The payment activities and adjustments in 2006 and the remaining liability at December 30, 2006 related to the above detailed actions are summarized in the table below. The credit adjustments reflect lower than expected costs associated with employee termination benefits in North America and lower than expected costs to settle a lease obligation in Asia-Pacific.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		December 30,
	2005	Liability	Adjustments	2006

Employee termination benefits	$2,760	$(2,044)	$(647)	$69
Facility costs	2,666	(912)	(17)	1,737

Total	$5,426	$(2,956)	$(664)	$1,806

The Company expects the remaining liabilities for the employee termination benefits and facility costs to be fully utilized by the first quarter of 2007 and the third quarter of 2014, respectively.

In addition, in prior periods, the Company implemented other actions designed to improve operating income through reductions of SG&A expenses and enhancements in gross margins. Key components of those initiatives included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation, closing or downsizing of office facilities, distribution centers, returns processing centers and configuration centers throughout North America, consolidation and/or exit of warehouse and office facilities in Europe, Latin America and Asia-Pacific, and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are complete; however, future cash outlays will be required primarily for future lease payments related to exited facilities.

The payment activities and adjustments in 2006 and the remaining liability at December 30, 2006 related to these prior period detailed actions are summarized in the table below. The credit adjustment reflects the reversal of remaining restructuring reserves related to a portion of a restructured leased facility in North America that management elected to reoccupy in the current period, and lower than expected costs to settle lease obligations in North America and Europe, as well as lower than expected costs incurred associated with employee termination benefits in Europe.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		December 30,
	2005	Liability	Adjustments	2006

Employee termination benefits	$60	$(12)	$(23)	$25
Facility costs	5,509	(893)	(1,040)	3,576

Total	$5,569	$(905)	$(1,063)	$3,601

The Company expects the remaining liabilities for the employee termination benefits and facility costs to be fully utilized by the first quarter of 2007 and the third quarter of 2015, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2006, the Company recorded a credit adjustment to reorganization costs of $1,727, consisting of: (i) $1,676 in North America related to detailed actions taken in prior years for which the Company reversed remaining reserves for a portion of a restructured leased facility that management elected to reoccupy in the current period; (ii) $34 in Europe related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with employee termination benefits and facility consolidations; and (iii) $17 in Asia-Pacific related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with a facility consolidation.

In fiscal year 2005, the Company incurred reorganization costs of $16,276, consisting of $9,649 relating to the outsourcing and optimization plan in North America, $6,709 for the integration of Tech Pacific in Asia-Pacific and a credit adjustment for $82 for detailed actions taken in previous periods in Europe.

Reorganization costs in fiscal year 2004 consisted of $316 for workforce reduction in Asia-Pacific and net credit adjustments of $3,212 related to detailed actions taken in previous periods.

Note 4 — Acquisitions

In June 2006, the Company acquired the assets of SymTech Nordic AS, the leading Nordic distributor of automatic identification and data capture and point-of-sale technologies to solution providers and system integrators. The purchase price for this acquisition consisted of a cash payment of $3,641, which following the preliminary allocation of purchase price to the assets and liabilities acquired, resulted in the recording of $914 of goodwill and $189 of amortizable intangible assets primarily related to customer relationships and non-compete agreements.

In July 2005, the Company acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. This strategic acquisition accelerated the Company’s entry into the adjacent consumer electronics market and improved the Company’s operating margin in its North American operations. AVAD was acquired for an initial purchase price of $136,438. The purchase agreement also requires the Company to pay the sellers earn-out payments of up to $80,000 over the three years following the date of acquisition, if certain performance levels are achieved, and additional payments of up to $100,000 are possible in 2010, if extraordinary performance levels are achieved over a five-year period following the date of acquisition. Such payment, if any, will be recorded as an adjustment to the initial purchase price. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $47,609 of goodwill which is deductible for tax purposes, $24,200 of trademarks with indefinite lives and $28,700 of vendor relationships and other amortizable intangible assets with average estimated useful lives of approximately 10 years. In December 2005, the Company recorded a payable of $30,000, which was paid in 2006, to the sellers for the initial earn-out in accordance with the provisions of the purchase agreement, resulting in an increase of goodwill for the same amount. In 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $603 to reflect the final fair value assessment, resulting in an increase of goodwill for that same amount.

In connection with the Company’s acquisition of AVAD, the parties agreed that $7,500 of the purchase price shall be held in an escrow account to cover claims from Ingram Micro for various indemnities by the sellers under the purchase agreement, which was scheduled to be released in full to the sellers in January 2007 if no claims are made by the Company under the purchase agreement before such date. To date, this amount has not yet been settled pending final determination of claims for various indemnities.

During 2005, the Company also acquired the remaining shares of stock held by minority shareholders of its subsidiaries in New Zealand and India. The total purchase price for these acquisitions consisted of cash payments of $596, resulting in the recording of approximately $577 of goodwill in Asia-Pacific.

In November 2004, the Company acquired all of the outstanding shares of Tech Pacific, one of Asia-Pacific’s largest technology distributors, for 730 million Australian dollars ($553,688 at closing date) for cash and the

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumption of debt. The initial purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $308,497 of goodwill, and identifiable intangible assets consisting of customer and vendor relationships of $36,000 with an estimated useful life of approximately 6 years. During 2005, the Company made an adjustment to Tech Pacific’s purchase price allocation. This adjustment reflected additional liabilities of $3,351 for costs associated with the reductions of Tech Pacific’s workforce and closure and consolidation of Tech Pacific facilities, which were made redundant by the acquisition. This adjustment resulted in an increase of goodwill for that same amount.

The following unaudited pro forma combined information assumes the acquisition of Tech Pacific occurred as of the beginning of fiscal year 2004, the year of acquisition. These unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of that date, nor of future results of operations. The unaudited pro forma results for the year ended January 1, 2005 are as follows:

Fiscal Year
2004

Net sales	$27,651,703

Net income	$232,081

Earnings per share
Basic	$1.49

Diluted	$1.45

The Company concluded in 2006 a favorable resolution of certain taxes associated with a previous business combination in Asia-Pacific. As a result, the Company made an adjustment to the purchase price allocation associated with this business combination to reflect a reduction in a tax-related liability that existed at the date of purchase totaling $5,909 and a decrease of goodwill for that same amount.

In July 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Nimax, a privately-held distributor of automatic identification and data capture and point-of-sale solutions in the U.S. The purchase price, consisting of cash payments of $9,749, was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $918 of other amortizable intangible assets primarily related to customer and vendor relationships. No goodwill was recorded in this transaction.

In 2002, the Company acquired a value-add IT distributor in Belgium. The purchase agreement required payments of an initial purchase price plus additional cash payments of up to Euro 1,130 for each of the next three years after 2002 based on an earn-out formula. In December 2005, the Company recorded an estimated payable of $445 to the sellers for the final earn-out, resulting in an increase of goodwill at December 31, 2005 for the same amount. The final earn-out amount was settled with the payment of $542 to the sellers in April 2006, which resulted in an addition to goodwill of $97 in Europe in 2006. In addition, in 2005, the Company settled for $200 a court action filed by several minority shareholders of Ingram Macrotron AG, a German-based distribution company, contesting the adequacy of the original purchase price paid by the Company, resulting in the recording of the same amount of goodwill.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for fiscal years 2006 and 2005 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total

Balance at January 1, 2005	$78,495	$12,775	$468,395	$—	$559,665
Acquisitions	77,609	645	3,928	—	82,182
Foreign currency translation	28	(1,693)	(1,766)	—	(3,431)

Balance at December 31, 2005	156,132	11,727	470,557	—	638,416
Acquisitions	603	1,011	(5,909)	—	(4,295)
Foreign currency translation	(3)	1,430	8,166	—	9,593

Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714

Note 5 — Accounts Receivable

The Company has trade accounts receivable-based factoring facilities in Europe, which provide up to approximately $236,000 of additional financing capacity, depending upon the level of trade accounts receivable eligible to be transferred or sold. At December 30, 2006 and December 31, 2005, $68,505 and $0, respectively, of trade accounts receivable were sold to and held by third parties under the Company’s European programs. At December 30, 2006, the Company’s actual aggregate capacity under these programs, based on eligible accounts receivable, was approximately $157,550. The Company is required to comply with certain financial covenants under some of its European financing facilities, including minimum tangible net worth, restrictions on funded debt, interest coverage and trade accounts receivable portfolio performance covenants. The Company is also restricted in the amount of dividends it can pay as well as the amount of common stock that it can repurchase annually. At December 30, 2006, the Company was in compliance with all covenants or other requirements set forth in its accounts receivable-based factoring programs discussed above.

Losses in the amount of $1,503, $1,552 and $5,015 for the fiscal years 2006, 2005 and 2004, respectively, related to the sale of trade accounts receivable under these facilities, or off-balance sheet debt, are included in other expense (income) in the Company’s consolidated statement of income.

Note 6 — Property and Equipment

Property and equipment consist of the following:

	Fiscal Year End
	2006	2005

Land	$4,864	$2,041
Buildings and leasehold improvements	124,589	138,071
Distribution equipment	233,866	204,679
Computer equipment and software	309,151	284,505

	672,470	629,296
Accumulated depreciation	(501,035)	(449,861)

	$171,435	$179,435

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Long-Term Debt

The Company’s debt consists of the following:

	Fiscal Year End
	2006	2005

North American revolving trade accounts receivable-backed financing facilities	$234,400	$343,026
Asia-Pacific revolving trade accounts receivable-backed financing facilities	36,299	112,624
Revolving unsecured credit facilities and other debt	238,808	149,217

	509,507	604,867
Current maturities of long-term debt	(238,793)	(149,217)

	$270,714	$455,650

In July 2006, the Company increased its borrowing capacity to $550,000 under its revolving accounts receivable-backed financing program in the U.S., secured by substantially all U.S.-based receivables. The Company also extended the maturity date of the program from March 31, 2008 to July 30, 2010. At the Company’s option, the program may be increased to as much as $650,000 at any time prior to the new maturity date. The interest rate on this facility varies dependent on the designated commercial paper rates plus a predetermined margin. At December 30, 2006 and December 31, 2005, the Company had borrowings of $234,400 and $304,300, respectively, under its revolving accounts receivable-backed financing program in the U.S.

The Company also has a trade accounts receivable-based financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150,000 Canadian dollars, or approximately $129,000 at December 30, 2006. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At December 30, 2006 and December 31, 2005, the Company had borrowings of $0 and $38,726, respectively, under this trade accounts receivable-based financing program.

The Company has two revolving accounts receivable-backed financing facilities in Europe, which individually provide for borrowing capacity of up to Euro 107,000, or approximately $141,000, and Euro 230,000, or approximately $303,000, respectively at December 30, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These facilities mature in July 2007 and January 2009, respectively. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At December 30, 2006 and December 31, 2005, the Company had no borrowings under these European revolving accounts receivable-backed financing facilities.

The Company has a multi-currency revolving accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250,000 Australian dollars of borrowing capacity, or approximately $197,000 at December 30, 2006, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At December 30, 2006 and December 31, 2005, the Company had borrowings of $36,299 and $112,624, respectively, under this facility.

The Company’s ability to access financing under our North American, European and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At December 30, 2006, the Company’s actual aggregate available capacity under these programs was approximately $974,000 based on eligible accounts receivable available, of which approximately $270,699 of such capacity was outstanding. The Company could, however, lose access to all or part of its financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, the Company could lose access to all or part of its financing with respect to the European facility that matures in January 2009 as a result of a rescission of its authorization to collect the receivables by the relevant supplier under applicable local law. Based on the Company’s assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to the Company under these programs, and the remoteness of such contingencies, the Company believes that it is unlikely that any of these risks will materialize in the near term.

The Company has a $175,000 revolving senior unsecured credit facility with a bank syndicate that matures in July 2008. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At December 30, 2006 and December 31, 2005, the Company had no borrowings under this credit facility. This credit facility may also be used to support letters of credit. At December 30, 2006 and December 31, 2005, letters of credit of $30,633 and $21,235, respectively, were issued to certain vendors and financial institutions to support purchases by the Company’s subsidiaries, payment of insurance premiums and flooring arrangements. The Company’s available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

The Company has a 100,000 Australian dollar, or approximately $79,000 at December 30, 2006, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At December 30, 2006 and December 31, 2005, the Company had borrowings of $0 and $14,357, respectively, under this credit facility. This credit facility may also be used to support letters of credit. The Company’s available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At December 30, 2006 and December 31, 2005, no letters of credit were issued.

The Company also has additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $796,000 at December 30, 2006. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 30, 2006 and December 31, 2005, the Company had $238,808 and $134,860, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $35,000 at December 30, 2006, which are included in other current assets. At December 30, 2006 and December 31, 2005, letters of credit totaling approximately $36,864 and $53,367, respectively, were issued principally to certain vendors to support purchases by the Company’s subsidiaries. The issuance of these letters of credit reduces its available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.4% and 6.1% per annum at December 30, 2006 and December 31, 2005, respectively.

The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. The Company is also restricted in the amount of additional indebtedness it can incur, dividends it can pay, as well as the amount of common stock that it can repurchase annually. At December 30, 2006, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with the Company’s creditors discussed above.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

The components of income before income taxes consist of the following:

	Fiscal Year
	2006	2005	2004

United States	$133,399	$80,263	$85,757
Foreign	233,934	221,674	177,519

Total	$367,333	$301,937	$263,276

The provision for (benefit from) income taxes consist of the following:

	Fiscal Year
	2006	2005	2004

Current:
Federal	$60,962	$19,933	$23,173
State	4,231	260	1,369
Foreign	38,485	48,014	44,686

	103,678	68,207	69,228

Deferred:
Federal	(16,066)	(7,044)	(31,729)
State	1,030	2,381	2,118
Foreign	12,925	21,487	3,758

	(2,111)	16,824	(25,853)

Provision for income taxes	$101,567	$85,031	$43,375

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	Fiscal Year
	2006	2005	2004

U.S. statutory rate	$128,567	$105,678	$92,147
Reversal of Softbank federal deferred tax liability	(801)	(2,385)	(41,078)
State income taxes, net of federal income tax benefit	2,692	1,391	2,266
Effect of international operations	(26,161)	(21,965)	(10,210)
Other	(2,730)	2,312	250

Total tax provision	$101,567	$85,031	$43,375

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2006	2005

Net deferred tax assets and (liabilities):
Net operating loss carryforwards	$71,595	$50,990
Allowance on accounts receivable	14,392	14,623
Available tax credits	31,056	24,587
Inventories	(3,140)	(2,003)
Realized gains on available-for-sale securities not currently taxable	—	(2,711)
Depreciation and amortization	(31,725)	(40,318)
Employee benefits and compensation	39,498	32,307
Restructuring charges	770	2,469
Reserves and accruals	46,543	57,285
Other	2,292	4,266

	171,281	141,495
Valuation allowance	(49,508)	(27,417)

Total	$121,773	$114,078

Net current deferred tax assets of $72,097 and $73,948 were included in other current assets at December 30, 2006 and December 31, 2005, respectively. Net non-current deferred tax assets of $49,676 and $40,130 were included in other assets as of December 30, 2006 and December 31, 2005, respectively. The net increase in valuation allowance of $22,091 during 2006 primarily represents additional allowance for net operating losses, certain tax credits and other temporary items in certain jurisdictions, as recovery of a portion of these assets is not considered likely.

At December 30, 2006, the Company had net operating loss carryforwards of $276,580 (a valuation allowance has been provided related to $176,721 of this amount). Approximately 85% of the remaining net operating loss carryforwards of $99,859 have no expiration date and the remainder expires through the year 2025.

The Company does not provide for income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. The amount of the foreign undistributed earnings is not practicably determinable.

At December 30, 2006 and December 31, 2005, the Company had remaining tax liabilities of $0 and $2,503 ($2,711 including estimated interest), respectively, related to the gains realized on the sales of SOFTBANK Corp. (“Softbank”) common stock in 2002 and 1999. The Softbank common stock was sold in the public market by certain of our foreign subsidiaries, which are located in a low-tax jurisdiction. At the time of sale, the Company concluded that U.S. taxes were not currently payable on the gains based on its internal assessment and opinions received from its outside advisors. However, because of uncertainties in the interpretation of complex tax regulations by various taxing authorities, the Company provided for tax liabilities on this matter based on the level of opinions received from its outside advisors and the Company’s internal assessment. In 2005, the Company settled and paid tax liabilities of $4,243 associated with these gains with certain state tax jurisdictions and favorably resolved and reversed tax liabilities of $2,385 for such tax jurisdictions. In 2006, the Company accrued additional interest of $46, as well as settled and paid liabilities of $1,956 to the U.S. Internal Revenue Service (“the IRS”) and favorably resolved and reversed the remaining tax liability of $801. At December 30, 2006, the Company had no remaining tax liabilities associated with these gains.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 30, 2006, the Company’s federal tax returns for fiscal years through 2000 have been closed. The IRS has substantially concluded the examination of the Company’s federal tax returns for fiscal years 2001 to 2003. As a large corporate filer, the Company expects its federal tax returns to be subject to recurring review by the IRS.

Note 9 — Transactions with Related Parties

In 2006, the Company has loans receivable from certain of its non-executive associates. These loans, individually ranging up to $100, have interest rates ranging from 4.65% to 4.84% per annum and are payable over periods up to four years. Loans to executive officers, unless granted prior to their election to such position, were granted and approved by the Human Resources Committee of the Company’s Board of Directors prior to July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002. No material modification or renewals to these loans to executive officers have been made since that date or subsequent to the employee’s election as an executive officer of the Company, if later. At December 30, 2006 and December 31, 2005, the Company’s employee loans receivable balance was $100 and $566, respectively.

In July 2005, the Company assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who are now employed with Ingram Micro. These include agreements with two of the representative companies to sell products on the Company’s behalf for a commission. In fiscal 2006 and 2005, total sales generated by these companies were approximately $11,100 and $8,200, respectively, resulting in the Company’s recording of a commission expense of approximately $200 and $187, respectively. In addition, the Company also assumed the operating lease agreement for a facility in Taunton, Massachusetts owned by the former owners of AVAD with an annual rental expense of approximately $200 up to January 2024. In fiscal 2006 and 2005, rent expense under this lease was approximately $200 and $100, respectively.

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

In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is $5,946. It has been the Company’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses to the assessment of these taxes for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve has been established previously for such potential losses. However, proposed changes to the tax law were approved by the Brazilian legislature on February 6, 2007, and submitted to the president for signature on February 9, 2007. If enacted in its present form, it is the Company’s opinion, based upon the opinion of outside legal counsel, that it will likely be required to take a charge of $33,028, which represents $5,946 of tax for the 2002 assessed period and $27,082 of potential tax assessment for the period from October 2002 to December 2005. The pending statute provides that no tax is due on such software importation after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax assessed, the Company continues to believe, based on the opinion of outside legal counsel, that it has valid defenses to the assessment of interest and penalties, which as of December 30, 2006, potentially amount to approximately $16,800 and $24,800, respectively. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All sums expressed are based upon an exchange rate prevailing on December 30, 2006 of 2.138 Brazilian reais to the U.S. dollar. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.

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

In August 2006, the Company entered into an agreement with a leading global IT outsource service provider. The services to be provided include certain IT positions in North America related to the Company’s application development functions. This agreement expires in August 2011 and may be terminated by the Company subject to payment of termination fees.

The Company also leases the majority of its facilities and certain equipment under noncancelable operating leases. Renewal and purchase options at fair values exist for a substantial portion of the leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2006, 2005 and 2004 was $118,979, $111,342 and $110,826, respectively.

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms in excess of one year as well as minimum contractual payments under the IT and business process outsourcing agreements as of December 30, 2006 were as follows:

2007	$93,482
2008	85,006
2009	80,583
2010	54,582
2011	35,552
Thereafter	56,150

$405,355

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above minimum payments have not been reduced by minimum sublease rental income of $40,479 due in the future under noncancelable sublease agreements as follows: $4,523, $4,498, $4,874, $4,769, $4,800 and $17,015 in 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

Note 11 — Segment Information

The Company operates predominantly in a single industry segment as a distributor of IT products and services. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation recognized by FAS 123R to its operating units; therefore, the Company is reporting this as a separate amount.

Geographic areas in which the Company operated during 2006 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by geographic segments is as follows:

	For the Fiscal Year Ended
	2006	2005	2004

Net sales
North America
Sales to unaffiliated customers	$13,584,978	$12,216,790	$11,776,679
Intergeographic sales	207,060	177,299	150,137
Europe	10,753,995	10,424,026	9,839,185
Asia-Pacific	5,537,485	4,843,135	2,741,608
Latin America	1,481,019	1,324,361	1,104,599
Eliminations of intergeographic sales	(207,060)	(177,299)	(150,137)

Total	$31,357,477	$28,808,312	$25,462,071

Income from operations
North America	$225,183	$157,624	$130,321
Europe	126,823	143,377	129,754
Asia-Pacific	69,373	39,768	9,796
Latin America	29,940	21,417	13,496
Stock-based compensation expense recognized under FAS 123R	(28,875)	—	—

Total	$422,444	$362,186	$283,367

Capital expenditures
North America	$22,312	$14,634	$19,767
Europe	10,636	14,073	13,880
Asia-Pacific	4,526	9,266	2,211
Latin America	1,695	869	1,127

Total	$39,169	$38,842	$36,985

Depreciation and amortization
North America	$32,071	$33,193	$34,631
Europe	13,544	14,260	17,580
Asia-Pacific	13,143	14,228	3,426
Latin America	2,429	2,657	2,020

Total	$61,187	$64,338	$57,657

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 30,	December 31,
	2006	2005

Identifiable assets
North America	$4,408,260	$4,148,828
Europe	2,107,517	1,894,641
Asia-Pacific	792,508	639,574
Latin America	396,022	351,947

Total	$7,704,307	$7,034,990

Supplemental information relating to reorganization costs (credits) and other profit enhancement program costs by geographic segment is as follows:

	For the Year Ended
	2006	2005	2004

Reorganization costs (credits)
North America	$(1,677)	$9,649	$(2,234)
Europe	(33)	(82)	(978)
Asia-Pacific	(17)	6,709	316

Total	$(1,727)	$16,276	$(2,896)

Other profit enhancement program costs:
Charged to operating expenses
North America	$—	$16,933	$—
Asia-Pacific	—	6,002	—

Total	$—	$22,935	$—

Note 12 — Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued SAB 107 regarding its interpretation of FAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB 25, and instead generally requires that such transactions be accounted for using a fair-value-based method and expensed in the consolidated statement of income. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under FAS 123R, consistent with the method previously used for its pro forma disclosures under FAS 123. The Company has elected the modified prospective transition method as permitted by FAS 123R; accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value as previously determined under the disclosure-only provisions of FAS 123. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service period of the award, which is the vesting term of outstanding stock awards. The Company estimated the forfeiture rate for the year ended December 30, 2006 based on its historical experience during the preceding five fiscal years.

Compensation expense of $28,875 for the year ended December 30, 2006 was recognized in accordance with FAS 123R and the related deferred tax asset established was $6,829. In accordance with FAS 123R, beginning in 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards both as an operating activity and as a financing activity in its consolidated statement of cash flows.

Prior to the adoption of FAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company applied the disclosure only provisions of FAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” as if the fair-value-based method had been applied in measuring compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the year ended December 31, 2005 and January 1, 2005:

	Fiscal Year
	2005	2004

Net income, as reported	$216,906	$219,901
Compensation expense as determined under FAS 123, net of related tax effects	17,068	26,479

Pro forma net income	$199,838	$193,422

Earnings per share:
Basic — as reported	$1.35	$1.41

Basic — pro forma	$1.25	$1.24

Diluted — as reported	$1.32	$1.38

Diluted — pro forma	$1.21	$1.21

The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock awards granted to employees. The fair value of options granted in the year ended December 30, 2006, December 31, 2005 and January 1, 2005 was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004

Expected life of stock options	4.0 years	3.5 years	3.0 years
Risk-free interest rate	4.70%	3.71%	2.72%
Expected stock volatility	40.0%	41.8%	41.8%
Weighted-average fair value of options granted	$7.14	$6.04	$4.80

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Incentive Plan

The Company currently has a single stock incentive plan approved by its stockholders, the 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Under the 2003 Plan, no more than 8,000,000 shares may be issued in connection with awards relating to restricted stock and restricted stock units. Prior to 2006, the Company’s stock-based incentive awards were primarily in the form of stock options. Beginning in January 2006, the Company reduced the level of grants of stock options compared to previous years and now grants restricted stock and restricted stock units, in addition to stock options, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. As of December 30, 2006, approximately 16,180,000 shares were available for grant under the 2003 Plan.

In 2006, 2005 and 2004, the Company granted a total of 39,389, 52,129 and 35,019 shares, respectively, of restricted Class A Common Stock to board members under the 2003 Plan. These shares have no purchase price and vest over a one-year period. The Company recorded unearned compensation in 2005 and 2004 of $925 and $589, respectively, as a component of stockholders’ equity upon issuance of these grants. In 2006, the Company granted 906,225 restricted stock units convertible upon vesting to the same number of Class A Common Stock under the 2003 Plan. In 2005, the Company granted to certain employees a total of 5,800 restricted stock units. These units have no purchase price and vest over a period of one to three years. The Company recorded unearned compensation in 2005 of $107 as a component of stockholders’ equity upon issuance of these units.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Award Activity

Stock option activity under the 2003 Plan was as follows for the year ended December 30, 2006:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	No. of Shares	Exercise	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value

Outstanding at December 31, 2005	30,558	$15.61
Granted	1,162	19.01
Exercised	(7,001)	14.02
Forfeited/cancelled/expired	(1,365)	27.86

Outstanding at December 30, 2006	23,354	15.54	5.9	$122,285

Vested and expected to vest at December 30, 2006	22,252	15.47	5.7	118,591

Exercisable at December 30, 2006	17,845	15.08	5.1	103,812

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on December 30, 2006 and the option exercise price, multiplied by the number of in-the-money options on December 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of stock options exercised for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $42,128, $15,938 and $33,377, respectively. Total fair value of stock options vested and expensed was $20,526 for the year ended December 30, 2006. As of December 30, 2006, the Company expects $20,155 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of 1.2 years.

Cash received from stock option exercises for the year ended December 30, 2006 was $98,129, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $10,580 for the year ended December 30, 2006.

Stock option activity under the 2003 Plan was as follows for the years ended December 31, 2005 and January 1, 2005:

		Weighted-
	Shares	Average
	(000s)	Exercise Price

Outstanding at January 3, 2004	36,434	$15.19
Stock options granted during the year	6,750	15.47
Stock options exercised	(6,695)	12.62
Forfeited/cancelled/expired	(3,830)	17.25

Outstanding at January 1, 2005	32,659	15.40
Stock options granted during the year	4,748	17.28
Stock options exercised	(3,576)	13.78
Forfeited/cancelled/expired	(3,273)	17.86

Outstanding at December 31, 2005	30,558	15.61

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 30,	Remaining	Exercise	December 30,	Exercise
Range of Exercise Prices	2006 (000s)	Life	Price	2006 (000s)	Price

$ 9.75 - $12.35	6,090	5.1	$11.32	6,083	$11.32
$12.56 - $15.90	6,573	6.5	14.26	4,518	13.92
$16.10 - $19.93	9,771	6.4	17.70	6,336	17.38
$20.00 - $27.00	269	0.8	25.24	257	25.46
$27.88 - $46.06	651	0.3	31.70	651	31.70

	23,354	5.9	15.54	17,845	15.08

Stock options exercisable totaled approximately 17,845,000, 20,416,000 and 18,470,000 at December 30, 2006, December 31, 2005 and January 1, 2005, respectively, at weighted-average exercise prices of $15.08, $15.79 and $16.74, respectively.

Activity related to non-vested restricted stock and restricted stock units was as follows for the year ended December 30, 2006:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in 000s)	Fair Value

Non-vested at December 31, 2005	10	$18.43
Granted	1,420	19.45
Vested	(4)	19.66
Forfeited	(43)	19.42

Non-vested at December 30, 2006	1,383	19.49

As of December 30, 2006, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $18,994. The Company expects this cost to be recognized over a remaining weighted-average period of 2.0 years.

Employee Benefit Plans

The Company’s employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by the Company at stipulated percentages. The Company’s contributions charged to expense were $3,365 in 2006, $3,498 in 2005, and $4,476 in 2004.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no issued and outstanding shares of Class B Common Stock during the three-year period ended December 30, 2006. The detail of changes in the number of issued and outstanding shares of Class A Common Stock for the three-year period ended December 30, 2006, is as follows:

Class A

January 3, 2004	151,963,667
Stock options exercised	6,695,330
Grant of restricted Class A Common Stock	35,019
Issuance of Class A Common Stock related to Employee Stock Purchase Plan	63,545
Surrender of restricted Class A Common Stock associated with payment of withholding tax	(19,663)

January 1, 2005	158,737,898
Stock options exercised	3,576,256
Grant of restricted Class A Common Stock	52,129

December 31, 2005	162,366,283
Stock options exercised	7,000,946
Release of restricted stock units	2,289
Grant of restricted Class A Common Stock	39,389

December 30, 2006	169,408,907

INGRAM MICRO INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of
Description	of Year	Expenses	Deductions	Other(*)	Year
	(Dollars in 000s)

Allowance for doubtful accounts receivable and sales returns:
2006	$81,831	$16,852	$(24,076)	$3,689	$78,296
2005	93,465	22,060	(32,744)	(950)	81,831
2004	91,613	28,325	(38,017)	11,544	93,465

*	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ingram Micro Inc.:

We have completed integrated audits of Ingram Micro Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
February 26, 2007

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

The Notice and Proxy Statement for the 2007 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.    Financial Statements

See “Index to Consolidated Financial Statements” under “Item 8. Financial Statements and Supplemental Data” of this Annual Report.

(a)2.    Financial Statement Schedules

See “Financial Statement Schedule II — Valuation and Qualifying Accounts” of this Annual Report under “Item 8. Financial Statements and Supplemental Data.”

(a)3.    List of Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4
3.3	Amended and Restated Bylaws of the Company dated February 21, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2007 (the ‘‘2/21/07 8-K”))
10.1	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))
10.2	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (‘‘401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year (the “2005 10-K”))
10.4	Retirement Program — First Amendment to 401K Plan
10.5	Retirement Program — Second Amendment to 401K Plan
10.6	Retirement Program — Ingram Micro Supplemental Investment Savings Plan (the ‘‘Supplemental Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2004 fiscal year (the “2004 10-K”))
10.7	Retirement Program — First Amendment to Supplemental Plan (incorporated by reference to Exhibit 10.7 to the 2004 10-K)
10.8	Retirement Program — 2005 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.9 to the 2005 10-K)

Exhibit No.	Exhibit

10.9	Retirement Program — 2006 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the 2005 10-K)
10.10	Retirement Program — 2007 Compensation Deferral Agreement for Kevin M. Murai
10.11	Equity-Based Compensation Program — Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
10.12	Equity-Based Compensation Program — Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)
10.13	Equity-Based Compensation Program — Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 1997 fiscal year)
10.14	Equity-Based Compensation Program — Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year)
10.15	Equity-Based Compensation Program — Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))
10.16	Equity-Based Compensation Program — Ingram Micro Inc. 2003 Equity Incentive Plan ((the “2003 Plan”) incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))
10.17	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report for 1999 fiscal year)
10.18	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.19	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.20	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)
10.21	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the 2002 fiscal year)
10.22	Amendment to Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.44 to the 2003 10-K)
10.23	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)
10.24	Executive Officer Severance Policy
10.25	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2005)
10.26	2001 Executive Retention Plan Award Payment Deferral Confirmation to Henri T. Koppen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 6, 2006)
10.27	Summary of Annual Executive Incentive Award Program
10.28	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holdings GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)
10.29	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (the “2004 Q2 10-Q”))

Exhibit No.	Exhibit

10.30	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.31	Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)
10.32	Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)
10.33	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)
10.34	Credit Agreement dated effective as of July 29, 2005 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, ABN AMRO Bank N.V., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2005)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on August 24, 2005)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Amended and Restated Corporate Governance Guidelines of Ingram Micro Inc., dated June 1, 2005 (incorporated by reference to Exhibit 99.2 to the 6/6//05 8-K)
99.2	Compensation Plan for Non-Executive Members of the Board of Directors (incorporated by reference to Exhibit 99.2 to the 2/21/07 8-K)
99.3	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 21, 2007 (the “2/21/07 8-K”))
99.4	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.4 to the 2/21/07 8-K)
99.5	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.5 to the 2/21/07 8-K)
99.6	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.6 to the 2/21/07 8-K)
99.7	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (Chairman of the Board) (incorporated by reference to Exhibit 99.7 to the 2/21/07 8-K)
99.8	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (Non-Chairman of the Board) (incorporated by reference to Exhibit 99.8 to the 2/21/07 8-K)
99.9	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.9 to the 2/21/07 8-K)
99.10	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (Non-European Union (‘‘EU”) countries) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on January 3, 2007 (the “1/3/07 8-K”))

Exhibit No.	Exhibit

99.11	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (EU countries) (incorporated by reference to Exhibit 99.2 to the 1/3/07 8-K)
99.12	Compensation Agreement — Form of Restricted Stock Award Agreement for time-vested awards (Non-EU countries) (incorporated by reference to Exhibit 99.3 to the 1/3/07 8-K)
99.13	Compensation Agreement — Form of Restricted Stock Award Agreement for time-vested awards (EU countries) (incorporated by reference to Exhibit 99.4 to the 1/3/07 8-K)
99.14	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for time- vested awards (Non-EU countries) (incorporated by reference to Exhibit 99.5 to the 1/3/07 8-K)
99.15	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for time-vested awards (EU countries) (incorporated by reference to Exhibit 99.6 to the 1/3/07 8-K)
99.16	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for performance-vested awards (Non-EU countries) (incorporated by reference to Exhibit 99.7 to the 1/3/07 8-K)
99.17	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for performance-vested awards (EU countries)

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd
Larry C. Boyd
Senior Vice President, Secretary and General Counsel

February 26, 2007

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Gregory M. E. Spierkel Gregory M. E. Spierkel	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ Kevin M. Murai Kevin M. Murai	President and Chief Operating Officer and Director	February 26, 2007

/s/ William D. Humes William D. Humes	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 26, 2007

/s/ Kent B. Foster Kent B. Foster	Chairman of the Board	February 26, 2007

/s/ Howard I. Atkins Howard I. Atkins	Director	February 26, 2007

/s/ John R. Ingram John R. Ingram	Director	February 26, 2007

/s/ Martha R. Ingram Martha R. Ingram	Director	February 26, 2007

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	February 26, 2007

/s/ Dale R. Laurance Dale R. Laurance	Director	February 26, 2007

SIGNATURE	TITLE	DATE

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	February 26, 2007

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	February 26, 2007

/s/ Michael T. Smith Michael T. Smith	Director	February 26, 2007

/s/ Joe B. Wyatt Joe B. Wyatt	Director	February 26, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4
3.3	Amended and Restated Bylaws of the Company dated February 21, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2007 (the “2/21/07 8-K”))
10.1	Amended and Restated Reorganization Agreement dated as of October 17, 1996 among the Company, Ingram Industries Inc., and Ingram Entertainment Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-16667) (the “Thrift Plan S-1”))
10.2	Tax Sharing and Tax Services Agreement dated as of November 6, 1996 among the Company, Ingram Industries, and Ingram Entertainment (incorporated by reference to Exhibit 10.17 to the Thrift Plan S-1)
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (‘‘401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year (the “2005 10-K”))
10.4	Retirement Program — First Amendment to 401K Plan
10.5	Retirement Program — Second Amendment to 401K Plan
10.6	Retirement Program — Ingram Micro Supplemental Investment Savings Plan (the ‘‘Supplemental Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2004 fiscal year (the “2004 10-K”))
10.7	Retirement Program — First Amendment to Supplemental Plan (incorporated by reference to Exhibit 10.7 to the 2004 10-K)
10.8	Retirement Program — 2005 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.9 to the 2005 10-K)
10.9	Retirement Program — 2006 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the 2005 10-K)
10.10	Retirement Programs — 2007 Compensation Deferral Agreement for Kevin M. Murai
10.11	Equity-Based Compensation Program — Ingram Micro Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to the IPO S-1)
10.12	Equity-Based Compensation Program — Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the IPO S-1)
10.13	Equity-Based Compensation Program — Amendment No. 1 to the Ingram Micro Inc. Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 1997 fiscal year)
10.14	Equity-Based Compensation Program — Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year)
10.15	Equity-Based Compensation Program — Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))
10.16	Equity-Based Compensation Program — Ingram Micro Inc. 2003 Equity Incentive Plan ((the “2003 Plan”) incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))
10.17	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report for 1999 fiscal year)

Exhibit No.	Exhibit

10.18	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.19	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.20	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)
10.21	Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the 2002 fiscal year)
10.22	Amendment to Executive Retention Plan Agreement with Henri T. Koppen (incorporated by reference to Exhibit 10.44 to the 2003 10-K)
10.23	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)
10.24	Executive Officer Severance Policy
10.25	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2005)
10.26	2001 Executive Retention Plan Award Payment Deferral Confirmation to Henri T. Koppen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 6, 2006)
10.27	Summary of Annual Executive Incentive Award Program
10.28	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holdings GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)
10.29	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (the “2004 Q2 10-Q”))
10.30	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.31	Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)
10.32	Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)
10.33	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)
10.34	Credit Agreement dated effective as of July 29, 2005 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, ABN AMRO Bank N.V., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2005)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on August 24, 2005)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Exhibit

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Amended and Restated Corporate Governance Guidelines of Ingram Micro Inc., dated June 1, 2005 (incorporated by reference to Exhibit 99.2 to the 6/6//05 8-K)
99.2	Compensation Plan for Non-Executive Members of the Board of Directors (incorporated by reference to Exhibit 99.2 to the 2/21/07 8-K)
99.3	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 21, 2007 (the “2/21/07 8-K”))
99.4	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.4 to the 2/21/07 8-K)
99.5	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.5 to the 2/21/07 8-K)
99.6	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.6 to the 2/21/07 8-K)
99.7	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (Chairman of the Board) (incorporated by reference to Exhibit 99.7 to the 2/21/07 8-K)
99.8	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (Non-Chairman of the Board) (incorporated by reference to Exhibit 99.8 to the 2/21/07 8-K)
99.9	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.9 to the 2/21/07 8-K)
99.10	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (Non-European Union (‘‘EU”) countries) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on January 3, 2007 (the “1/3/07 8-K”))
99.11	Compensation Agreement — Form of Non-Qualified Stock Option Award Agreement (EU countries) (incorporated by reference to Exhibit 99.2 to the 1/3/07 8-K)
99.12	Compensation Agreement — Form of Restricted Stock Award Agreement for time-vested awards (Non-EU countries) (incorporated by reference to Exhibit 99.3 to the 1/3/07 8-K)
99.13	Compensation Agreement — Form of Restricted Stock Award Agreement for time-vested awards (EU countries) (incorporated by reference to Exhibit 99.4 to the 1/3/07 8-K)
99.14	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for time- vested awards (Non-EU countries) (incorporated by reference to Exhibit 99.5 to the 1/3/07 8-K)
99.15	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for time- vested awards (EU countries) (incorporated by reference to Exhibit 99.6 to the 1/3/07 8-K)
99.16	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for performance-vested awards (Non-EU countries) (incorporated by reference to Exhibit 99.7 to the 1/3/07 8-K)
99.17	Compensation Agreement — Form of Restricted Stock Unit Award Agreement for performance-vested awards (EU countries)