Form 10-Q
period 2007-03-31
INGRAM MICRO INC
filed 2007-05-07
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The Registrant had 170,274,722 shares of Class A Common Stock, par value $0.01 per share, outstanding at March 31, 2007.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000’s, except per share data)
(Unaudited)

	March 31,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$300,473	$333,339
Trade accounts receivable (less allowances of $80,892 and $78,296)	3,443,111	3,316,723
Inventories	2,496,213	2,682,558
Other current assets	452,665	413,453

Total current assets	6,692,462	6,746,073

Property and equipment, net	176,596	171,435
Goodwill	665,077	643,714
Other	123,939	143,085

Total assets	$7,658,074	$7,704,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,504,847	$3,788,605
Accrued expenses	500,314	440,383
Current maturities of long-term debt	143,477	238,793

Total current liabilities	4,148,638	4,467,781

Long-term debt, less current maturities	463,784	270,714
Other liabilities	59,553	45,337

Total liabilities	4,671,975	4,783,832

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 170,274,722 and 169,408,907 shares issued and outstanding	1,703	1,694
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,024,226	1,005,817
Retained earnings	1,836,550	1,804,527
Accumulated other comprehensive income	123,620	108,437

Total stockholders’ equity	2,986,099	2,920,475

Total liabilities and stockholders’ equity	$7,658,074	$7,704,307

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Net sales	$8,245,704	$7,598,845

Cost of sales	7,836,932	7,193,301

Gross profit	408,772	405,544

Operating expenses:
Selling, general and administrative	335,742	307,151
Reorganization credits	(684)	(524)

	335,058	306,627

Income from operations	73,714	98,917

Other expense (income):
Interest income	(3,332)	(2,037)
Interest expense	16,092	12,636
Net foreign exchange gain	(51)	(233)
Other	2,686	2,827

	15,395	13,193

Income before income taxes	58,319	85,724

Provision for income taxes	21,339	24,003

Net income	$36,980	$61,721

Basic earnings per share	$0.22	$0.38

Diluted earnings per share	$0.21	$0.36

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000’s)
(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$36,980	$61,721
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	15,201	15,204
Stock-based compensation under FAS 123R	9,584	7,953
Excess tax benefit from stock-based compensation under FAS 123R	(965)	(2,839)
Noncash charges for interest	106	93
Deferred income taxes	(3,461)	3,081
Changes in operating assets and liabilities, net of effect of acquisitions:
Changes in amounts sold under accounts receivable programs	(68,505)	—
Accounts receivable	(49,676)	86,243
Inventories	193,323	6,172
Other current assets	(38,075)	9,835
Accounts payable	(292,595)	(174,070)
Accrued expenses	97,590	(27,207)

Cash used by operating activities	(100,493)	(13,814)

Cash flows from investing activities:
Purchases of property and equipment	(16,354)	(7,285)
Acquisitions, net of cash acquired	(25,406)	(30,542)

Cash used by investing activities	(41,760)	(37,827)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,556	31,299
Excess tax benefit from stock-based compensation under FAS 123R	965	2,839
Change in book overdrafts	(180)	(24,401)
Net proceeds from debt	97,545	38,644

Cash provided by financing activities	108,886	48,381

Effect of exchange rate changes on cash and cash equivalents	501	5,041

Increase (decrease) in cash and cash equivalents	(32,866)	1,781

Cash and cash equivalents, beginning of period	333,339	324,481

Cash and cash equivalents, end of period	$300,473	$326,262

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 1 – Organization and Basis of Presentation
     Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and solutions worldwide. Ingram Micro operates in North America, Europe, Asia-Pacific and Latin America.
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2007, and its results of operations and cash flows for the thirteen weeks ended March 31, 2007 and April 1, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2006. The results of operations for the thirteen weeks ended March 31, 2007 may not be indicative of the results of operations that can be expected for the full year.
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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Net income	$36,980	$61,721

Weighted average shares	169,906,243	163,489,924

Basic earnings per share	$0.22	$0.38

Weighted average shares including the dilutive effect of stock awards (5,168,496 and 5,787,662 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively)	175,074,739	169,277,586

Diluted earnings per share	$0.21	$0.36

     There were approximately 1,494,000 and 1,810,000 stock awards for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 3 – Stock-Based Compensation
     At present, the Company has a single stock incentive plan, the 2003 Equity Incentive Plan, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. During the thirteen weeks ended March 31, 2007, 1,256,000 stock options and 1,475,000 restricted stock and restricted stock units were granted. As of March 31, 2007, approximately 13,800,000 shares were available for grant. Stock-based compensation expense for the thirteen weeks ended March 31, 2007 and April 1, 2006 was $9,584 and $7,953, respectively, and the related income tax benefit was approximately $2,500 and $2,100, respectively.
     A total of 705,000 and 2,308,000 stock options were exercised during the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, and 286,000 and 0 restricted stock and restricted stock units during the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.
Note 4 – Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the thirteen weeks ended March 31, 2007 and April 1, 2006 as presented below:

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Net income	$36,980	$61,721
Changes in foreign currency translation adjustments	15,183	12,064

Comprehensive income	$52,163	$73,785

     Accumulated other comprehensive income included in stockholders’ equity totaled $123,620 and $108,437 at March 31, 2007 and December 30, 2006, respectively, and consisted solely of foreign currency translation adjustments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 5 – Goodwill
     The changes in goodwill for the thirteen weeks ended March 31, 2007 and April 1, 2006 are as follows:

	North		Asia-	Latin
	America	Europe	Pacific	America	Total
Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714
Acquisitions	18,338	—	—	—	18,338
Foreign currency translation	8	127	2,890	—	3,025

Balance at March 31, 2007	$175,078	$14,295	$475,704	$—	$665,077

Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416
Acquisitions	571	97	—	—	668
Foreign currency translation	(5)	309	(1,578)	—	(1,274)

Balance at April 1, 2006	$156,698	$12,133	$468,979	$—	$637,810

     In March 2007, the Company acquired all the outstanding shares of VPN Dynamics, a network security products training and services provider in the U.S., and a minority investment of 49% in a related company, Securematics, a distributor of network security products and solutions in the U.S. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $25,406, including related acquisition costs. The purchase agreement provides for the Company to pay the sellers additional contingent consideration of up to $5,000, if certain performance levels and milestones are achieved, over the two-year period following the date of acquisition. Such payment, if any, will be recorded as an adjustment to the initial purchase price. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $18,338, trade names of $3,800, other intangible assets of $4,000, primarily related to customer relationships and non-compete agreements, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. A strong management team, industry expertise and enhancement in the Company’s value as a one-stop shop for network security solution and service providers were among the factors that contributed to the purchase price in excess of the value of net assets acquired. The Company has an option to acquire the remaining 51% interest held by the shareholders of Securematics for $1,000 after 2 years from the transaction date. At March 31, 2007, the minority interest in Securematics, which totaled $1,800, was included in other liabilities in the Company’s consolidated balance sheet.
     In connection with the Company’s minority investment in Securematics, the parties agreed that $4,100 of the purchase price shall be held in an escrow account to cover any contingent liabilities and tax related issues under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in three installments over a period of 2 years, if no claims are made.
     For the thirteen weeks ended April 1, 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $571 to reflect the final fair value assessment resulting in an increase of goodwill for that same amount.
     In 2002, the Company acquired a value-add IT distributor in Belgium. The purchase agreement required payments of an initial purchase price plus additional cash payments of up to Euro 1,130 for each of the next three years after 2002 based on an earn-out formula. The addition to goodwill of $97 in Europe for the thirteen weeks ended April 1, 2006 reflects settlement with the sellers for the final earn-out achievement under this agreement.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 6 – Reorganization Costs
     In 2005, the Company launched an outsourcing and optimization plan to improve operating efficiencies within its North American region. The plan included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, the Company also restructured and consolidated other job functions within the North American region. In addition, the Company also implemented a detailed plan to integrate with the Company the operations of Techpac Holdings Limited, which was acquired in November 2004.
     The reorganization costs in North America included employee termination benefits and estimated lease exit costs in connection with closing and consolidating facilities. The reorganization costs in Asia-Pacific included employee termination benefits, estimated lease exit costs in connection with closing and consolidating redundant facilities and other costs primarily due to contract terminations. The Company substantially completed both actions in 2005; however, future cash outlays are required primarily due to future lease payments related to exited facilities.
     The payment activities and adjustment in 2007 and the remaining liability at March 31, 2007 related to the above detailed actions are summarized in the table below. The credit adjustment reflects lower than expected costs to settle employee termination benefits in North America.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		March 31,
	2006	Liability	Adjustments	2007
Employee termination benefits	$69	$(35)	$(34)	$—
Facility costs	1,737	(77)	—	1,660

Total	$1,806	$(112)	$(34)	$1,660

     The Company expects the remaining liability for facility costs to be fully utilized by the third quarter of 2014.
     In addition, prior to 2005, the Company implemented other actions designed to improve operating income through reductions of SG&A expenses and enhancements in gross margins. Key components of those initiatives included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation, closing or downsizing of office facilities, distribution centers, returns processing centers and configuration centers throughout North America, consolidation and/or exit of warehouse and office facilities in Europe, Latin America and Asia-Pacific, and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are complete; however, future cash outlays are required primarily for future lease payments related to exited facilities.
     The payment activities and adjustments in 2007 and the remaining liability at March 31, 2007 related to these prior period detailed actions are summarized in the table below. The credit adjustments reflect lower than expected costs to settle lease obligations in North America and lower than expected costs to settle employee termination benefits in Europe.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		March 31,
	2006	Liability	Adjustments	2007
Employee termination benefits	$25	$—	$(25)	$—
Facility costs	3,576	(69)	(625)	2,882

Total	$3,601	$(69)	$(650)	$2,882

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     The Company expects the remaining liability for facility costs to be fully utilized by the third quarter of 2015.
     The credit adjustment to reorganization costs of $684 for the thirteen weeks ended March 31, 2007 consisted of $659 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $25 in Europe for lower than expected costs associated with employee termination benefits related to actions taken in prior years.
     The credit adjustment to reorganization costs of $524 for the thirteen weeks ended April 1, 2006 consisted of $513 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $11 in Europe for lower than expected costs associated with facility consolidations related to detailed actions taken in prior years.
Note 7 – Long-Term Debt
     The Company’s debt consists of the following:

	March 31,	December 30,
	2007	2006
North American revolving trade accounts receivable-backed financing facilities	$401,300	$234,400
Asia-Pacific revolving trade accounts receivable-backed financing facilities	62,484	36,299
Revolving unsecured credit facilities and other debt	143,477	238,808

	607,261	509,507
Current maturities of long-term debt	(143,477)	(238,793)

	$463,784	$270,714

     At December 30, 2006, the Company had approximately $68,505 of accounts receivable which were sold under its trade accounts receivable factoring facilities in Europe. In March 2007, the Company amended these facilities, which individually provide for maximum borrowing capacities of 60,000 British pounds sterling, or approximately $118,000, and Euro 90,000, or approximately $120,000, respectively, at March 31, 2007. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. Pursuant to the amendment, the Company extended the maturities of these facilities to March 2010, on substantially similar terms and conditions that existed prior to such amendment. However, under the amended facilities, the Company obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the amended program structure, borrowings under these facilities are accounted for prospectively as on-balance sheet debt, instead of the previous off-balance sheet recognition. At March 31, 2007, the Company had no trade accounts receivable sold to and held by third parties under the amended European facilities.
Note 8 – Income Taxes
     Effective December 31, 2006, the beginning of fiscal year 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in the reduction of the Company’s consolidated beginning retained earnings of $4,957. As of the adoption date, the Company had gross unrecognized tax benefits of $16,736, substantially all of which, if recognized, would affect the effective tax rate. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months from March 31, 2007. The Company also had accrued penalties and interest related to the unrecognized tax benefits of $3,728 as of the adoption date. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     The Company conducts business globally and, as a result, one or more of its subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates. The Company has received a final Revenue Agent Report covering the U.S. IRS’s audit of tax years 2001 through 2003. Based on the conclusion of this review, the Company reversed tax liabilities of $4,875 in the thirteen weeks ended March 31, 2007. The U.S. IRS has begun an examination process for the Company’s tax years 2004 and 2005.
Note 9 – Segment Information
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
     Geographic areas in which the Company operates during 2007 include North America (United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Net sales:
North America
Sales to unaffiliated customers	$3,283,438	$3,206,595
Intergeographic sales	57,695	54,579
Europe	3,047,297	2,702,627
Asia-Pacific	1,569,165	1,332,832
Latin America	345,804	356,791
Eliminations of intergeographic sales	(57,695)	(54,579)

Total	$8,245,704	$7,598,845

Income (loss) from operations:
North America	$57,014	$51,859
Europe	34,954	34,521
Asia-Pacific	19,689	13,533
Latin America	(28,359)	6,957
Stock-based compensation expense recognized under FAS 123R	(9,584)	(7,953)

Total	$73,714	$98,917

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Capital expenditures:
North America	$13,777	$4,149
Europe	1,381	1,939
Asia-Pacific	1,126	640
Latin America	70	557

Total	$16,354	$7,285

Depreciation and amortization:
North America	$7,824	$8,262
Europe	3,708	3,040
Asia-Pacific	3,105	3,277
Latin America	564	625

Total	$15,201	$15,204

	As of
	March 31,	December 30,
	2007	2006
Identifiable assets:
North America	$4,430,998	$4,408,260
Europe	2,111,853	2,107,517
Asia-Pacific	798,152	792,508
Latin America	317,071	396,022

Total	$7,658,074	$7,704,307

     The loss from operations recorded in Latin America for the thirteen weeks ended March 31, 2007 includes the $33,754 commercial tax charge further discussed in Note 10 to the Company’s consolidated financial statements.
Note 10 – Commitments and Contingencies
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
     In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is 12,700 Brazilian reais. Prior to February 28, 2007, it had been the Company’s opinion, based upon the opinion of outside legal counsel, that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no liability had been established previously for such potential losses. However, on February 28, 2007 changes to the tax law were enacted. As a result of these changes, it is now the Company’s opinion, based on the opinion of outside legal counsel, that it is probable such commercial taxes will be due. Accordingly, in the thirteen weeks ended March 31, 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on the average March 2007 exchange rate of 2.092 Brazilian reais to the U.S. dollar.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe, based on the opinion of outside legal counsel, that it has valid defenses to the assessment of interest and penalties, which as of March 31, 2007 potentially amount to approximately $18,600 and $25,800, respectively, based on the exchange rate prevailing on that date of 2.050 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional liability for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000’s, except per share data)
(Unaudited)
Note 11 – New Accounting Standards
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of FAS 159 are effective for the Company’s fiscal year beginning December 30, 2007. The Company is currently assessing the impact FAS 159 may have on its consolidated financial statements.
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
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company adopted the provisions of EITF No. 06-03 in the first quarter of 2007. The adoption of the provisions of EITF No. 06-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; effective income tax rates; capital expenditures; liquidity and capital requirements; acquisitions; contingencies; operating models; and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as filed with the SEC. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. We have also improved our profitability through our diversification of product offerings, including our entry into adjacent product categories such as the expansion into consumer electronics and automatic identification and data capture markets. We are constantly seeking ways to improve our operations by enhancing our capabilities and by providing an efficient flow of products and services, which may require investments that increase our operating expenses. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on, available cash, debt and trade credit from vendors for our working capital needs.
     In March 2007, we acquired all the outstanding shares of VPN Dynamics, a network security products training and services provider in the U.S., and a minority investment of 49% in a related company, Securematics, a distributor of network security products and solutions in the U.S. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. We acquired our interests in these related entities for an initial aggregate purchase price of $25.4 million, including related acquisition costs. The purchase agreement provides that we pay the sellers additional contingent consideration of up to $5.0 million, if certain performance levels and milestones are achieved, over the two-year period following the date of acquisition. Such payment, if any, will be recorded as an adjustment to the initial purchase price. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $18.3 million, trade names of $3.8 million, other intangible assets of $4.0 million, primarily related to customer relationships and non-compete agreements, and a deferred tax liability of $3.2 million related to the intangible assets, none of which are deductible for tax purposes. A strong management team, industry expertise and enhancement in our value as a one-stop shop for network security solution and service providers were among the factors that contributed to the purchase price in excess of the value of net assets acquired. We have an option to acquire the remaining 51% interest held by the shareholders of Securematics for $1.0 million after 2 years from the transaction date. The purchase price was funded through our existing borrowing capacity and cash.

Management’s Discussion and Analysis Continued
Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen weeks indicated (in millions).

	Thirteen Weeks Ended
	March 31, 2007		April 1, 2006

Net sales by geographic region:
North America	$3,284	39.8%	$3,207	42.2%
Europe	3,047	37.0	2,702	35.6
Asia-Pacific	1,569	19.0	1,333	17.5
Latin America	346	4.2	357	4.7

Total	$8,246	100.0%	$7,599	100.0%

	Thirteen Weeks Ended
	March 31, 2007		April 1 2006
Operating income (loss) and operating margin (loss) by geographic region:
North America	$57.0	1.7%	$51.9	1.6%
Europe	35.0	1.1	34.5	1.3
Asia-Pacific	19.7	1.3	13.5	1.0
Latin America	(28.4)	(8.2)	7.0	1.9
Stock-based compensation expense recognized under FAS 123R	(9.6)	—	(8.0)	—

Total	$73.7	0.9%	$98.9	1.3%

     We sell products purchased from many vendors, but generated approximately 24% and 22% of our net sales for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of sales	95.0	94.7

Gross profit	5.0	5.3
Operating expenses:
Selling, general and administrative	4.1	4.0
Reorganization credits	(0.0)	(0.0)

Income from operations	0.9	1.3
Other expense, net	0.2	0.2

Income before income taxes	0.7	1.1
Provision for income taxes	0.3	0.3

Net income	0.4%	0.8%

Management’s Discussion and Analysis Continued
Results of Operations for the Thirteen Weeks Ended March 31, 2007 Compared to
Thirteen Weeks Ended April 1, 2006
     Our consolidated net sales increased 8.5% to $8.25 billion for the thirteen weeks ended March 31, 2007, or first quarter of 2007, from $7.60 billion for the thirteen weeks ended April 1, 2006, or first quarter of 2006. The increase in net sales was primarily attributable to the demand for IT products and services across most economies in which we operate globally and the translation impact of the strengthening European currencies compared to the U.S. dollar (which contributed approximately three percentage-points of the worldwide growth).
     Net sales from our North American operations increased 2.4% to $3.28 billion in the first quarter of 2007 from $3.21 billion in the first quarter of 2006, primarily reflecting stable demand for IT products and services in the region, particularly value added resellers, as well as gains from our growth-enhancement initiatives in the region. In the current quarter, we prospectively revised our presentation of sales of vendor warranty service contracts such that these revenues are now being presented on an agency basis as net fees compared to gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any period reported, but had an approximate three percentage-point negative impact on the North American revenue growth from the prior year first quarter. Net sales from our European operations increased 12.8% to $3.05 billion in the first quarter of 2007 from $2.70 billion in the first quarter of 2006, primarily due to the appreciation of European currencies compared to the U.S. dollar, which contributed approximately 10 percentage-points of the European sales growth, as well as demand for IT products and services in most markets in Europe. Our sales growth in Europe was slightly dampened by complications associated with the implementation of a new warehouse management system in Germany. While the implementation issues themselves were largely addressed by the end of 2006, revenue and margin growth continue to be impacted by our efforts to regain market share in Germany. We also expect similar lingering impacts on sales and margin in the second quarter of 2007. Net sales from our Asia-Pacific operations increased 17.7% to $1.57 billion in the first quarter of 2007 from $1.33 billion in the first quarter of 2006, primarily reflecting the strong demand for IT products and services across the region. Net sales from our Latin American operations decreased by 3.1% to $346 million in the first quarter of 2007 from $357 million in the first quarter of 2006, primarily reflecting the strong revenue levels in the prior year of new game consoles and MP3 players and changes in product mix in Brazil in the light of the potential commercial tax implications on software sales further discussed below. Since the issue of commercial taxes on our importation of software has been clarified by the new tax law recently enacted in Brazil, we plan to increase our market share of software sales in subsequent quarters. We continue to focus on profitable growth in our Asia-Pacific and Latin American regions and, as a result, will continue to make changes to business processes, add or delete products or customers, and implement other changes. As a result, revenue growth rates and profitability in this emerging region may fluctuate more than in our mature markets in North America and Europe.
     During the first quarter of 2007, we recorded a charge of $33.8 million to cost of sales for commercial taxes on software imports in Brazil, reflecting the new tax legislation enacted on February 28, 2007. This charge adversely affected our gross margin by approximately 0.4%, resulting in a gross margin of 5.0% in the current quarter compared to 5.3% in the year-ago quarter. This negative impact on gross margin was partially mitigated by general enhancements in the gross margin in certain regions. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.

Management’s Discussion and Analysis Continued
     Total SG&A expenses increased 9.3% to $335.7 million in the first quarter of 2007 from $307.2 million in the first quarter of 2006 and increased, as a percentage of net sales, to 4.1% in the first quarter of 2007 compared to 4.0% in the first quarter of 2006. These increases were primarily attributable to the higher volume of business, the impact of stronger European currencies which contributed approximately three percentage-points of growth, and residual higher cost levels associated with the warehouse management system upgrade in Germany, partially offset by continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the first quarter of 2007, the credit to reorganization costs was $0.7 million, consisting primarily of adjustments for lower than expected costs associated with facility consolidations in North America related to actions taken in prior years. For the first quarter of 2006, the credit to reorganization costs was $0.5 million, consisting primarily of adjustments for lower than expected costs associated with employee termination benefits and facility consolidations in North America related to actions taken in prior years.
     Income from operations as a percentage of net sales, or operating margin, decreased to 0.9% in the first quarter of 2007 compared to 1.3% in the first quarter of 2006, primarily as a result of the charge for commercial taxes in Brazil, which impacted operating margin by approximately 0.4%, as discussed above. Our North American operating margin increased to 1.7% in the first quarter of 2007 from 1.6% in the first quarter of 2006, resulting from continued growth in adjacent markets along with a 3 basis-points favorable impact to the North American operating margin resulting from the revision in the presentation of sales of vendor warranty service contracts discussed previously and ongoing cost containment efforts. Our European operating margin decreased to 1.1% in the first quarter of 2007 from 1.3% in the first quarter of 2006, primarily as a result of the additional operating expenses related to maintaining service levels and regaining market share that suffered from the transition to the upgraded warehouse management system in our German operations. Our Asia-Pacific operating margin increased to 1.3% in the first quarter of 2007 from 1.0% in the first quarter of 2006, reflecting the economies of scale from the higher volume of business and ongoing cost containment efforts. Our Latin American operating loss margin was 8.2% in the first quarter of 2007 compared to a profitable operating margin of 1.9% in the first quarter of 2006. The decrease was primarily due to the commercial tax charge in Brazil, which was approximately 9.8% of Latin American revenues. We continue to implement process improvements and other changes to improve profitability over the long-term. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense (income) consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $15.4 million in the first quarter of 2007 compared to $13.2 million in the first quarter of 2006, primarily reflecting slightly higher debt levels resulting from additional working capital needs associated with the higher volume of business, as well as higher market interest rates.
     The provision for income taxes was $21.3 million, or an effective tax rate of 36.6%, in the first quarter of 2007 compared to $24.0 million, or an effective tax rate of 28.0%, in the first quarter of 2006. Our current quarter’s effective tax rate was negatively impacted by the $33.8 million Brazilian commercial tax charge, for which we did not recognize an income tax benefit. This was partially offset by the positive impact resulting from our reversal of approximately $4.9 million of income tax reserves following the resolution of a U.S. tax audit.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	seasonal variations in the demand for our products and services, such as lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

Management’s Discussion and Analysis Continued
•	changes in product mix, including impacts of targeted expansion in certain adjacent markets;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate.
     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first quarters of 2007 and 2006.
     Our cash and cash equivalents totaled $300.5 million and $333.3 million at March 31, 2007 and December 30, 2006, respectively.
     Net cash used by operating activities was $100.5 million for the first quarter of 2007 compared to $13.8 million for the first quarter of 2006. The net cash used by operating activities in the first quarter of 2007 principally reflects reductions in accounts payable and amounts sold under accounts receivable programs, partially offset by reductions in inventory and increases in accrued expenses. The reductions of accounts payable and inventory largely reflect the seasonal decline in sales during the quarter, as well as the timing of vendor payments, while the increase of accrued expenses primarily relates to timing of payments for value added taxes in certain countries and the accrual of the previously discussed commercial tax liability in Brazil. The net cash used by operating activities for the first quarter of 2006 principally reflects reductions in accounts payable and accrued expenses, partially offset by our earnings and decreases in our accounts receivable. The reductions in accounts payable and accounts receivable reflects the lower volume of business compared to year-end while the reductions of accrued expenses primarily relates to payments of variable incentive compensation.
     Net cash used by investing activities was $41.8 million for the first quarter of 2007 compared to $37.8 million for the first quarter of 2006. The net cash used by investing activities for the first quarter of 2007 was primarily due to the VPN Dynamics and Securematics acquisitions and capital expenditures. The net cash used by investing activities for the first quarter of 2006 was primarily due to final earn-out payments related to a prior period acquisition.

Management’s Discussion and Analysis Continued
     Net cash provided by financing activities was $108.9 million for the first quarter of 2007 compared to $48.4 million for the first quarter of 2006. The net cash provided by financing activities in the first quarter of 2007 primarily reflects net proceeds of $97.5 million from our debt facilities and proceeds of $10.6 million from the exercise of stock options. The net cash provided by financing activities for the first quarter of 2006 primarily reflects the net proceeds of $38.6 million from our debt facilities and proceeds of $31.3 million from the exercise of stock options, partially offset by a decrease in our book overdrafts.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     We have a revolving accounts receivable-backed financing program in the U.S., which provides for up to $550 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $650 million at any time prior to its maturity date. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. This facility expires in July 2010. At March 31, 2007 and December 30, 2006, we had borrowings of $401.3 million and $234.4 million, respectively, under this revolving accounts receivable-backed financing program.
     We also have a revolving accounts receivable-backed financing program in Canada, which provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $130 million at March 31, 2007. This facility matures in August 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At March 31, 2007 and December 30, 2006, we had no borrowings under this revolving accounts receivable-backed financing program.
     We have two revolving accounts receivable-backed financing facilities in Europe, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $143 million, and Euro 230 million, or approximately $306 million, at March 31, 2007. These facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These facilities mature in July 2007 and January 2009, respectively. Both of these European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At March 31, 2007 and December 30, 2006, we had no borrowings under these European revolving accounts receivable-backed financing facilities.
     We have a multi-currency revolving accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $202 million at March 31, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At March 31, 2007 and December 30, 2006, we had borrowings of $62.5 million and $36.3 million, respectively, under this multi-currency revolving accounts receivable-backed financing facility.
     At December 30, 2006, we had approximately $68.5 million of accounts receivable which were sold under our trade accounts receivable factoring facilities in Europe. In March 2007, we amended these facilities, which individually provide for maximum borrowing capacity of 60 million British pounds sterling, or approximately $118 million, and Euro 90 million, or approximately $120 million, respectively, at March 31, 2007. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. Pursuant to the amendment, we extended the maturities of these facilities to March 2010, on substantially similar terms and conditions that existed prior to such amendment. However, under the amended facilities, we obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the amended program structure, borrowings under these facilities are accounted for prospectively as on-balance sheet debt, instead of the previous off-balance sheet recognition. At March 31, 2007, we had no borrowings under the amended trade accounts receivable factoring facilities.

Management’s Discussion and Analysis Continued
     Our ability to access financing under our North American, European and Asia-Pacific facilities and factoring under our European facilities, as discussed above, are dependent upon the level of eligible trade accounts receivable and/or the level of market demand for commercial paper. At March 31, 2007, our actual aggregate available capacity under these programs was approximately $1.4 billion based on eligible trade accounts receivable available, of which approximately $463.8 million of such capacity was borrowed. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term. We believe that there are sufficient eligible trade accounts receivable to support our anticipated financing or factoring needs under the above programs.
     We have a $175 million revolving senior unsecured credit facility with a bank syndicate that matures in July 2008. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At March 31, 2007 and December 30, 2006, we had no borrowings under this revolving senior unsecured credit facility. This credit facility may also be used to support letters of credit. At March 31, 2007 and December 30, 2006, letters of credit of $40.4 million and $30.6 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 100 million Australian dollar, or approximately $81 million at March 31, 2007, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At March 31, 2007 and December 30, 2006, we had no borrowings under this senior unsecured credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At March 31, 2007 and December 30, 2006, no letters of credit were issued.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $838 million at March 31, 2007. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 31, 2007 and December 30, 2006, we had approximately $143.5 million and $238.8 million, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $35 million at both March 31, 2007 and December 30, 2006, which are included in other current assets. At March 31, 2007 and December 30, 2006, letters of credit totaling approximately $24.3 million and $36.9 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 8.4% and 6.4% per annum at March 31, 2007 and December 30, 2006, respectively.

Management’s Discussion and Analysis Continued
     Covenant Compliance
     We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At March 31, 2007, we were in compliance with all material covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 10 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures to approximate $60 million in 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter ended March 31, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 30, 2006.
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

Part II. Other Information
Item 1. Legal Proceedings
     In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is 12.7 million Brazilian reais. Prior to February 28, 2007, it had been our opinion, based upon the opinion of outside legal counsel, that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no liability had been established previously for such potential losses. However, on February 28, 2007 changes to the tax law were enacted. As a result of these changes, it is now our opinion, based on the opinion of outside legal counsel that it is probable such commercial taxes will be due. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on the average March 2007 exchange rate of 2.092 Brazilian reais to the U.S. dollar.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe, based on the opinion of outside legal counsel, that we have valid defenses to the assessment of interest and penalties, which as of March 31, 2007 potentially amount to approximately $18.6 million and $25.8 million, respectively, based on the exchange rate prevailing on that date of 2.050 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional liability for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
May 7, 2007

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX