Form 10-Q
period 2007-06-30
INGRAM MICRO INC
filed 2007-08-06
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 171,930,324 shares of Class A Common Stock, par value $0.01 per share, outstanding at June 30, 2007.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	June 30,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$558,328	$333,339
Trade accounts receivable (less allowances of $81,642 and $78,296)	3,458,678	3,316,723
Inventories	2,375,337	2,682,558
Other current assets	511,650	413,453

Total current assets	6,903,993	6,746,073

Property and equipment, net	175,403	171,435
Goodwill	724,430	643,714
Other assets	140,280	143,085

Total assets	$7,944,106	$7,704,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,609,969	$3,788,605
Accrued expenses	557,466	440,383
Current maturities of long-term debt	143,367	238,793

Total current liabilities	4,310,802	4,467,781

Long-term debt, less current maturities	445,765	270,714
Other liabilities	71,741	45,337

Total liabilities	4,828,308	4,783,832

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 171,930,324 and 169,408,907 shares issued and outstanding	1,719	1,694
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,061,030	1,005,817
Retained earnings	1,888,950	1,804,527
Accumulated other comprehensive income	164,099	108,437

Total stockholders’ equity	3,115,798	2,920,475

Total liabilities and stockholders’ equity	$7,944,106	$7,704,307

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$8,186,071	$7,395,566	$16,431,775	$14,994,411

Cost of sales	7,743,256	7,003,907	15,580,188	14,197,208

Gross profit	442,815	391,659	851,587	797,203

Operating expenses:
Selling, general and administrative	357,354	303,685	693,096	610,836
Reorganization credits	(231)	(25)	(915)	(549)

	357,123	303,660	692,181	610,287

Income from operations	85,692	87,999	159,406	186,916

Other expense (income):
Interest income	(5,088)	(3,749)	(8,420)	(5,786)
Interest expense	18,770	14,724	34,862	27,360
Net foreign currency exchange loss (gain)	156	210	105	(23)
Other	1,309	2,120	3,995	4,947

	15,147	13,305	30,542	26,498

Income before income taxes	70,545	74,694	128,864	160,418

Provision for income taxes	18,145	20,914	39,484	44,917

Net income	$52,400	$53,780	$89,380	$115,501

Basic earnings per share	$0.31	$0.33	$0.52	$0.70

Diluted earnings per share	$0.30	$0.32	$0.51	$0.68

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Twenty-six Weeks Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$89,380	$115,501
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,785	30,328
Stock-based compensation under FAS 123R	19,897	15,643
Excess tax benefit from stock-based compensation under FAS 123R	(2,886)	(2,983)
Noncash charges for interest and other compensation	212	187
Deferred income taxes	(16,648)	(1,946)
Changes in operating assets and liabilities, net of effect of acquisitions:
Changes in amounts sold under accounts receivable programs	(68,505)	—
Trade accounts receivable	(2,666)	222,483
Inventories	377,882	151,369
Other current assets	(69,240)	1,072
Accounts payable	(287,237)	(284,399)
Accrued expenses	164,257	(964)

Cash provided by operating activities	235,231	246,291

Cash flows from investing activities:
Purchases of property and equipment	(23,376)	(14,955)
Short-term collateral deposits on financing arrangements	—	(45,000)
Acquisitions, net of cash acquired	(127,078)	(34,183)

Cash used by investing activities	(150,454)	(94,138)

Cash flows from financing activities:
Proceeds from exercise of stock options	34,038	34,060
Excess tax benefit from stock-based compensation under FAS 123R	2,886	2,983
Change in book overdrafts	29,119	(71,095)
Net proceeds from debt	72,797	44,797

Cash provided by financing activities	138,840	10,745

Effect of exchange rate changes on cash and cash equivalents	1,372	9,250

Increase in cash and cash equivalents	224,989	172,148

Cash and cash equivalents, beginning of period	333,339	324,481

Cash and cash equivalents, end of period	$558,328	$496,629

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 1 – Organization and Basis of Presentation
     Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and solutions worldwide. Ingram Micro operates in North America, EMEA (“Europe, Middle East and Africa”), Asia-Pacific and Latin America.
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2007, and its results of operations for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006, and cash flows for the twenty-six weeks ended June 30, 2007 and July 1, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2006. The results of operations for the thirteen and twenty-six weeks ended June 30, 2007 may not be indicative of the results of operations that can be expected for the full year.
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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$52,400	$53,780	$89,380	$115,501

Weighted average shares	171,097,451	164,790,480	170,511,116	164,145,126

Basic EPS	$0.31	$0.33	$0.52	$0.70

Weighted average shares, including the dilutive effect of stock awards (5,486,287 and 4,812,641 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and 5,397,684 and 5,287,375 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively)	176,583,738	169,603,121	175,908,800	169,432,501

Diluted EPS	$0.30	$0.32	$0.51	$0.68

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     There were approximately 1,431,000 and 4,000,000 stock awards for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and 1,433,000 and 1,820,000 stock awards for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 3 – Stock-Based Compensation
     At present, the Company has a single stock incentive plan, the 2003 Equity Incentive Plan, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. Stock options granted during the thirteen weeks ended June 30, 2007 and July 1, 2006 were 0 and 4,000, respectively, and restricted stock and restricted stock units granted during the thirteen weeks ended June 30, 2007 and July 1, 2006 were 53,000 and 37,000, respectively. Stock options granted during the twenty-six weeks ended June 30, 2007 and July 1, 2006 were 1,256,000 and 599,000, respectively, and restricted stock and restricted stock units granted during the twenty-six weeks ended June 30, 2007 and July 1, 2006 were 1,518,000 and 1,330,000, respectively. As of June 30, 2007, approximately 17,600,000 shares were available for grant. For the thirteen weeks ended June 30, 2007 and July 1, 2006, stock-based compensation expense was $10,313 and $7,690, respectively, and the related income tax benefit was approximately $2,600 and $2,000, respectively. For the twenty-six weeks ended June 30, 2007 and July 1, 2006, stock-based compensation expense was $19,897 and $15,643, respectively, and the related income tax benefit was approximately $5,100 and $4,100, respectively.
     During the thirteen weeks ended June 30, 2007 and July 1, 2006, a total of 1,659,000 and 152,000 stock options were exercised, respectively, and 15,000 and 0 restricted stock and restricted stock units vested, respectively. During the twenty-six weeks ended June 30, 2007 and July 1, 2006, a total of 2,363,000 and 2,460,000 stock options were exercised, respectively, and 179,000 and 0 restricted stock and restricted stock units vested, respectively.
Note 4 – Comprehensive Income
     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) establishes standards for reporting and displaying comprehensive income and its components in the Company’s consolidated financial statements. Comprehensive income is defined in FAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income, which consists solely of changes in foreign currency translation adjustments, for the periods presented below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$52,400	$53,780	$89,380	$115,501
Changes in foreign currency translation adjustments	40,479	40,883	55,662	52,947

Comprehensive income	$92,879	$94,663	$145,042	$168,448

     Accumulated other comprehensive income included in stockholders’ equity totaled $164,099 and $108,437 at June 30, 2007 and December 30, 2006, respectively, and consisted solely of cumulative foreign currency translation adjustments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 5 – Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the twenty-six weeks ended June 30, 2007 and July 1, 2006 are as follows:

	North		Asia-	Latin
	America	EMEA	Pacific	America	Total
Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714
Acquisitions	71,891	—	—	—	71,891
Foreign currency translation	75	338	8,412	—	8,825

Balance at June 30, 2007	$228,698	$14,506	$481,226	$—	$724,430

Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416
Acquisitions	1,059	1,011	—	—	2,070
Foreign currency translation	33	907	1,201	—	2,141

Balance at July 1, 2006	$157,224	$13,645	$471,758	$—	$642,627

     In June 2007, the Company acquired certain assets and liabilities of DBL Distributing Inc., or DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also publishes the most comprehensive consumer electronics wholesale catalog in the industry. DBL was acquired for $101,672, which includes an initial cash price of $96,000 plus an estimated working capital adjustment of $5,672, which is subject to a final true-up 90 days after acquisition date. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $54,246, trade names of $11,600 with estimated useful lives of 20 years and other intangible assets of $14,100 primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. A strong management team, industry expertise and enhancement in the Company’s value by strengthening its position in the consumer electronics market through its entry into the independent retail market were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In connection with the Company’s acquisition of DBL, the parties agreed that $10,000 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers one year from the date of acquisition, if no claims are made.
     In March 2007, the Company acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $25,406, including related acquisition costs. The Company has an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which has been recorded in accrued expenses in the Company’s consolidated balance sheet at June 30, 2007. The holders of the remaining 51% interests in Securematics also have the option to require the Company to purchase their interests for the same amount, after two years from the transaction date. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” The purchase agreement provides for the Company to pay the sellers additional contingent consideration of up to $5,000, if certain performance levels and milestones are achieved, over the two-year period following the date of acquisition. Such

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
payment, if any, will be recorded as an adjustment to the initial purchase price. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $17,645, trade names of $3,800 with estimated useful lives of 20 years, other intangible assets of $4,000, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. A strong management team, industry expertise and enhancement in the Company’s value as a one-stop shop for network security solution and service providers were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In connection with the Company’s acquisition of VPN Dynamics and minority investment in Securematics, the parties agreed that $4,100 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in three installments over a period of two years, if no claims are made.
     For the twenty-six weeks ended July 1, 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $1,059 to reflect the final fair value assessment, resulting in an increase of goodwill for that same amount. The Company also paid the sellers of AVAD $30,000 in March 2006 under the earn-out provisions of the AVAD purchase agreement. This earn-out had previously been recorded as a payable so there was no additional goodwill recorded in the twenty-six weeks ended July 1, 2006.
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
     In 2002, the Company acquired a value-add IT distributor in Belgium. The purchase agreement required payments of an initial purchase price plus additional cash payments of up to Euro 1,130 for each of the next three years after 2002 based on an earn-out formula. In December 2005, the Company recorded an estimated payable of $445 to the sellers for the final earn-out, resulting in an increase in goodwill for the same amount at December 31, 2005. The final earn-out amount was settled with the payment of $542 to the sellers in April 2006, which resulted in an addition to goodwill of $97 in EMEA.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The payment activities and adjustment in 2007 and the remaining liability at June 30, 2007 related to the above detailed actions are summarized in the table below. The credit adjustment reflects lower than expected costs to settle employee termination benefits in North America.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		June 30,
	2006	Liability	Adjustments	2007
Employee termination benefits	$69	$(35)	$(34)	$—
Facility costs	1,737	(157)	—	1,580

Total	$1,806	$(192)	$(34)	$1,580

     The Company expects the remaining liability for facility costs to be fully utilized by the end of 2014.
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
     The payment activities and adjustments in 2007 and the remaining liability at June 30, 2007 related to these prior period detailed actions are summarized in the table below. The credit adjustments reflect lower than expected costs to settle lease obligations in North America and lower than expected costs to settle employee termination benefits in Europe.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		June 30,
	2006	Liability	Adjustments	2007
Employee termination benefits	$25	$—	$(25)	$—
Facility costs	3,576	(69)	(856)	2,651

Total	$3,601	$(69)	$(881)	$2,651

     The Company expects the remaining liability for facility costs to be fully utilized by the end of 2015.
     The total credit adjustment to reorganization costs of $915 for the twenty-six weeks ended June 30, 2007 consisted of $890 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $25 in Europe for lower than expected costs associated with employee termination benefits related to actions taken in prior years.
     The total credit adjustment to reorganization costs of $549 for the twenty-six weeks ended July 1, 2006 consisted of $538 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $11 in Europe for lower than expected costs associated with facility consolidations related to detailed actions taken in prior years.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 7 – Long-Term Debt
     The Company’s debt consists of the following:

	June 30,	December 30,
	2007	2006
North American revolving trade accounts receivable-backed financing facilities	$333,887	$234,400
Asia-Pacific revolving trade accounts receivable-backed financing facilities	70,370	36,299
Revolving unsecured credit facilities and other debt	184,875	238,808

	589,132	509,507
Current maturities of long-term debt	(143,367)	(238,793)

	$445,765	$270,714

     The Company has a revolving accounts receivable-backed financing program in the U.S., which provides for up to $550,000 in borrowing capacity secured by substantially all U.S.-based receivables. At the Company’s option, this program may be increased to as much as $650,000 at any time prior to its maturity date of July 2010. In June 2007, the Company exercised its option and increased its borrowing capacity to $600,000. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At June 30, 2007 and December 30, 2006, the Company had borrowings of $324,500 and $234,400, respectively, under this revolving accounts receivable-backed financing program in the U.S. The Company also had $9,387 borrowings under a revolving accounts receivable-backed financing in Canada at June 30, 2007 and $0 at December 30, 2006.
     In June 2007, the Company extended to July 2010 the maturity of one of its revolving accounts receivable-backed financing facilities in Europe, which provides for a borrowing capacity of up to Euro 107 million, or approximately $144,000 at June 30, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This European facility requires certain commitment fees and borrowings under the facility incur financing costs at rates indexed to EURIBOR. At June 30, 2007 and December 30, 2006, the Company had no borrowings under this European revolving accounts receivable-backed financing facility.
     At December 30, 2006, the Company had approximately $68,505 of accounts receivable which were sold under its trade accounts receivable factoring facilities in Europe. In March 2007, the Company amended these facilities, which individually provide for maximum borrowing capacities of 60 million British pound sterling, or approximately $120,000, and Euro 90 million, or approximately $122,000, respectively, at June 30, 2007. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. Pursuant to the amendment, the Company extended the maturities of these facilities to March 2010, on substantially similar terms and conditions that existed prior to such amendment. However, under the amended facilities, the Company obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the amended program structure, borrowings under these facilities are accounted for prospectively as on-balance sheet debt, instead of the previous off-balance sheet recognition. At June 30, 2007, the Company had no trade accounts receivable sold to and held by third parties under the amended European facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 8 – Income Tax
     Effective December 31, 2006, the beginning of fiscal year 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a reduction of $4,957 to the Company’s consolidated retained earnings as of the beginning of 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $16,736, substantially all of which, if recognized, would affect the effective tax rate. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months from June 30, 2007. The Company also had penalties and accrued interest related to the unrecognized tax benefits of $3,728 as of the adoption date. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.
     The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates, including such major jurisdictions as Australia, Canada, China, France, Germany, India, the United Kingdom and the United States. The Company is no longer subject to income tax examinations for tax years before 2000 in the U.S., but remains subject to examination in a small number of foreign jurisdictions. The Company received a final Revenue Agent Report covering the U.S. IRS’s audit of tax years 2001 through 2003 during the first half of 2007. Based on the conclusion of this review, the Company reversed tax liabilities of $4,875 in the first quarter of 2007. The U.S. IRS has begun an examination process for the Company’s tax years 2004 and 2005.
Note 9 – Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and solutions. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation recognized under FAS 123R to its operating units; therefore, the Company is reporting this as an amount separate from its geographic segments.
     Geographic areas in which the Company operates during 2007 include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales:
North America:
Sales to unaffiliated customers	$3,301,497	$3,327,164	$6,584,936	$6,533,759
Intergeographic sales	58,290	46,908	115,985	87,290
EMEA	2,776,867	2,394,191	5,824,163	5,096,818
Asia-Pacific	1,764,125	1,342,367	3,333,290	2,675,199
Latin America	343,582	331,844	689,386	688,635
Elimination of intergeographic sales	(58,290)	(46,908)	(115,985)	(87,290)

Total	$8,186,071	$7,395,566	$16,431,775	$14,994,411

Income from operations:
North America	$38,545	$53,392	$95,559	$105,252
EMEA	22,924	19,558	57,878	54,079
Asia-Pacific	31,042	16,114	50,730	29,646
Latin America	3,494	6,625	(24,864)	13,582
Stock-based compensation expense recognized under FAS 123R	(10,313)	(7,690)	(19,897)	(15,643)

Total	$85,692	$87,999	$159,406	$186,916

Capital expenditures:
North America	$4,310	$4,699	$18,088	$8,848
EMEA	1,264	2,109	2,645	4,048
Asia-Pacific	1,099	572	2,225	1,212
Latin America	348	290	418	847

Total	$7,021	$7,670	$23,376	$14,955

Depreciation and amortization:
North America	$8,005	$8,057	$15,829	$16,319
EMEA	3,772	3,217	7,480	6,257
Asia-Pacific	3,237	3,227	6,342	6,504
Latin America	571	623	1,134	1,248

Total	$15,585	$15,124	$30,785	$30,328

	As of
	June 30,	December 30,
	2007	2006
Identifiable assets:
North America	$4,564,747	$4,408,260
EMEA	2,126,785	2,107,517
Asia-Pacific	918,264	792,508
Latin America	334,310	396,022

Total	$7,944,106	$7,704,307

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The income from operations recorded in North America for the thirteen and twenty-six weeks ended June 30, 2007 includes the $15,000 charge for estimated losses related to the SEC matter discussed in Note 10 to the Company’s consolidated financial statements. The loss from operations recorded in Latin America for the twenty-six weeks ended June 30, 2007 includes the first quarter commercial tax charge of $33,754, also discussed in Note 10.
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
     In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is 12.7 million Brazilian reais. Prior to February 28, 2007, it had been the Company’s opinion, based upon the opinion of outside legal counsel, that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, it is now the Company’s opinion, based on the opinion of outside legal counsel, that it is probable such commercial taxes will be due. Accordingly, in the first quarter of 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on the average March 2007 exchange rate of 2.092 Brazilian reais to the U.S. dollar.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe, based on the opinion of outside legal counsel, that it has valid defenses to the assessment of interest and penalties, which as of June 30, 2007 potentially amount to approximately $20,900 and $27,800, respectively, based on the exchange rate prevailing on that date of 1.926 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.
     In May 2007, the Company received a “Wells Notice” from the SEC, which indicated that the SEC staff intends to recommend an administrative proceeding against the Company seeking disgorgement and prejudgement interest, though no dollar amounts were specified in the notice. The staff contends that the Company failed to maintain adequate books and records relating to certain of its transactions with McAfee Inc. (formerly Network Associates, Inc.), and was a cause of McAfee’s own securities-laws violations relating to the filing of reports and maintenance of books and records. During the thirteen weeks ended June 30, 2007, the Company recorded a reserve of $15,000 for the current best estimate of the probable loss associated with this matter based on discussions with the SEC staff concerning the issues raised in the Wells Notice. No resolution with the SEC has been reached at this point, however, and there can be no assurance that such discussions will result in a resolution of these issues. When the matter is resolved, the final disposition and the related cash payment may exceed the current accrual for the best estimate of probable loss. At this time, it is also not possible to accurately predict the timing of a resolution. The Company has responded to the Wells Notice and continues to cooperate fully with the SEC on this matter, which was first disclosed during the third quarter of 2004.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 11 – New Accounting Standards
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The Company is required to adopt the provisions of FAS 159 in the first quarter of 2008. The Company is currently assessing the impact FAS 159 may have on its consolidated financial statements.
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
     In June 2007, we acquired certain net assets of DBL Distributing Inc., or DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also publishes the most comprehensive consumer electronics wholesale catalog in the industry. DBL was acquired for $101.7 million, which includes an initial cash price of $96.0 million and working capital at acquisition date and related acquisition costs of $5.7 million (see Note 5 to our consolidated financial statements). The initial purchase price was funded through our existing borrowing capacity and cash.
     In March 2007, we acquired all the outstanding shares of VPN Dynamics and a minority investment of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. We acquired our interests in these related entities for an initial aggregate purchase price of $25.4 million, including related acquisition costs. We have an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1.0 million, which has been recorded in accrued expenses in our consolidated balance sheet at June 30, 2007. The holders of the remaining 51% interests in Securematics also have the option to require us to purchase their interests for the same amount, after two years from the transaction date. The purchase agreement provides that we pay the sellers additional contingent consideration of up to $5.0 million, if certain performance levels and milestones are achieved, over the two-year period following the date of acquisition (see Note 5 to our consolidated financial statements). The initial purchase price was funded through our existing borrowing capacity and cash.

Management’s Discussion and Analysis Continued
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income (loss) and operating margin (loss) by geographic region for each of the thirteen and twenty-six weeks indicated (in millions).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 30,		July 1,		June 30,		July 1,
	2007		2006		2007		2006

Net sales by geographic region:
North America	$3,301	40.3%	$3,327	45.0%	$6,585	40.1%	$6,534	43.6%
EMEA	2,777	33.9	2,394	32.4	5,824	35.4	5,097	34.0
Asia-Pacific	1,764	21.6	1,343	18.1	3,333	20.3	2,675	17.8
Latin America	344	4.2	332	4.5	690	4.2	688	4.6

Total	$8,186	100.0%	$7,396	100.0%	$16,432	100.0%	$14,994	100.0%

     Our income from operations recorded in North America for the 2007 periods presented below includes the $15.0 million charge for estimated losses related to the SEC matter discussed in Note 10 to our consolidated financial statements. In addition, our loss from operations recorded in Latin America for the twenty-six weeks ended June 30, 2007 includes the first quarter commercial tax charge of $33.8 million in Brazil, also discussed in Note 10.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 30,		July 1,		June 30,		July 1,
	2007		2006		2007		2006
Operating income (loss) and operating margin (loss) by geographic region:
North America	$38.6	1.2%	$53.4	1.6%	$95.6	1.5%	$105.3	1.6%
EMEA	22.9	0.8	19.6	0.8	57.9	1.0	54.1	1.1
Asia-Pacific	31.0	1.8	16.1	1.2	50.7	1.5	29.6	1.1
Latin America	3.5	1.0	6.6	2.0	(24.9)	(3.6)	13.6	2.0
Stock-based compensation expense recognized under FAS 123R	(10.3)	—	(7.7)	—	(19.9)	—	(15.7)	—

Total	$85.7	1.0%	$88.0	1.2%	$159.4	1.0%	$186.9	1.2%

     We sell products purchased from many vendors, but generated approximately 21% and 22% of our net sales for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the periods presented.

Management’s Discussion and Analysis Continued
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.6	94.7	94.8	94.7

Gross profit	5.4	5.3	5.2	5.3
Operating expenses:
Selling, general and administrative	4.4	4.1	4.2	4.1
Reorganization credits	(0.0)	(0.0)	(0.0)	(0.0)

Income from operations	1.0	1.2	1.0	1.2
Other expense, net	0.2	0.2	0.2	0.1

Income before income taxes	0.8	1.0	0.8	1.1
Provision for income taxes	0.2	0.3	0.3	0.3

Net income	0.6%	0.7%	0.5%	0.8%

Results of Operations for the Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended July 1, 2006
     Our consolidated net sales increased 10.7% to $8.19 billion for the thirteen weeks ended June 30, 2007, or second quarter of 2007, from $7.40 billion for the thirteen weeks ended July 1, 2006, or second quarter of 2006. The increase in net sales was primarily attributable to strength in our Asia-Pacific region, a generally improving demand environment for IT products and services, primarily in EMEA, and the translation impact of the strengthening European currencies compared to the U.S. dollar (which contributed approximately three percentage-points of the worldwide growth).
     Net sales from our North American operations were $3.30 billion in the second quarter of 2007, relatively flat with the $3.33 billion net sales in the second quarter of 2006. Demand for IT products and services in the region, particularly value added resellers, has been steady. However, in the first quarter of 2007, we prospectively revised our presentation of sales of vendor warranty service contracts such that these revenues are now being presented on an agency basis as net fees compared to gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any period reported but had an approximate five percentage-point negative impact on the North American revenue growth from the prior year second quarter. Net sales from our EMEA operations increased 16.0% to $2.78 billion in the second quarter of 2007 from $2.40 billion in the second quarter of 2006. Approximately half of this year-over-year growth is due to the appreciation of European currencies compared to the U.S. dollar. The remaining growth reflects increased demand for IT products and services in most markets in Europe. Our sales growth in EMEA also reflects continued progress regaining market share lost during a warehouse management system upgrade in Germany. Net sales from our Asia-Pacific operations increased 31.4% to $1.76 billion in the second quarter of 2007 from $1.34 billion in the second quarter of 2006, primarily reflecting the strong demand for IT products and services across the region. Net sales from our Latin American operations increased by 3.5% to $344 million in the second quarter of 2007 from $332 million in the second quarter of 2006, reflecting stable demand for IT products and services as well as a particularly strong sales performance in the consumer electronics sector in the prior year second quarter. We continue to focus on profitable growth in our Asia-Pacific and Latin American regions and, as a result, will continue to make changes to business processes, add or delete products or customers, and implement other changes. As a result, revenue growth rates and profitability in these emerging regions may fluctuate more than in our mature markets in North America and EMEA.

Management’s Discussion and Analysis Continued
     Gross margin was 5.4% in the second quarter of 2007, a slight increase from the gross margin of 5.3% in the second quarter of 2006. This increase was driven primarily by the impact from the net reporting of warranty contract sales in North America and general expansion into higher gross margin categories and businesses across most of our operations. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total selling, general and administrative, or SG&A, expenses increased 17.6% to $357.4 million in the second quarter of 2007 from $303.7 million in the second quarter of 2006 and increased, as a percentage of net sales, to 4.4% in the second quarter of 2007 compared to 4.1% in the second quarter of 2006. While the increase in operating expense dollars is largely attributable to the higher volume of business and the impact of stronger European currencies which contributed approximately three percentage-points of growth, the increase as a percentage of net sales also reflects the charge of $15.0 million to reserve for estimated losses related to the SEC matter further discussed in Note 10 to our consolidated financial statements, investments in strategic initiatives and acquisitions, increase in stock-based compensation by $2.6 million and the residual costs associated with a warehouse management system upgrade in Germany. All of these factors were partially offset by continued cost control measures throughout our business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the second quarters of 2007 and 2006, the credit to reorganization costs was $0.2 million and less than $0.1 million, respectively, consisting primarily of adjustments related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America.
     Income from operations as a percentage of net sales, or operating margin, decreased to 1.0% in the second quarter of 2007 compared to 1.2% in the second quarter of 2006, primarily as a result of the charge for estimated losses related to the SEC matter, which impacted operating margin by approximately 0.2%, as discussed above. Other factors that contributed to gross margin and operating expenses as a percentage of net sales discussed above had largely offsetting impacts on operating margin. Our North American operating margin decreased to 1.2% in the second quarter of 2007 from 1.6% in the second quarter of 2006, primarily as a result of the charge to reserve for estimated losses related to the SEC matter, which impacted operating margin by approximately 45 basis points, partially offset by our ongoing cost containment efforts and an approximate five-basis point favorable impact to the region’s operating margin from the revision in the presentation of warranty contract sales discussed previously. Our EMEA operating margin was relatively flat at 0.8% in the second quarters of 2007 and 2006, reflecting additional operating expenses related to regaining service levels and market share after the implementation of a warehouse management system upgrade in Germany, partially offset by economies of scale associated with the higher volume of business. Our Asia-Pacific operating margin increased to 1.8% in the second quarter of 2007 from 1.2% in the second quarter of 2006, reflecting improvements in gross margin, the economies of scale associated with the higher volume of business and ongoing cost containment efforts. Our Latin American operating margin was 1.0% in the second quarter of 2007 compared to 2.0% in the second quarter of 2006. The decrease was primarily due to competitive pricing pressures, as well as an increase in operating expenses as a percentage of sales. We continue to implement process improvements and other changes to improve profitability over the long-term. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense (income) consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $15.1 million in the second quarter of 2007 compared to $13.3 million in the second quarter of 2006, primarily reflecting higher market interest rates.
     The provision for income taxes was $18.1 million, or an effective tax rate of 25.7%, in the second quarter of 2007 compared to $20.9 million, or an effective tax rate of 28.0%, in the second quarter of 2006. The decrease in the effective tax rate in the second quarter of 2007 is primarily a function of shifts in the profit mix across geographies and other benefits of our ongoing tax strategies. As a result, we expect our effective tax rate for the remainder of 2007 to be approximately 27%.

Management’s Discussion and Analysis Continued
Results of Operations for the Twenty-six Weeks Ended June 30, 2007 Compared to Twenty-six Weeks Ended July 1, 2006
     Our consolidated net sales increased 9.6% to $16.43 billion for the twenty-six weeks ended June 30, 2007, or the first six months of 2007, from $14.99 billion for the twenty-six weeks ended July 1, 2006, or the first six months of 2006. The increase in net sales was primarily attributable to a generally improving demand environment for IT products and services across most economies in which we operate globally and the translation impact of the strengthening European currencies compared to the U.S. dollar (which contributed approximately three percentage-points of the worldwide growth).
     Net sales from our North American operations increased 0.8% to $6.58 billion in the first six months of 2007 from $6.53 billion in the first six months of 2006, primarily reflecting steady demand for IT products and services in the region, particularly value added resellers. In the first quarter of 2007, we prospectively revised our presentation of sales of vendor warranty service contracts such that these revenues are now being presented on an agency basis as net fees compared to gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for the six month period but had an approximate four percentage-point negative impact on the North American revenue growth from the prior year first six months period. Net sales from our EMEA operations increased 14.3% to $5.82 billion in the first six months of 2007 from $5.10 billion in the first six months of 2006, primarily due to the appreciation of European currencies compared to the U.S. dollar, which contributed approximately nine percentage-points of the EMEA sales growth, as well as increased demand for IT products and services across most markets in Europe. Our sales growth in EMEA was slightly dampened during the first quarter of 2007 by complications associated with the implementation of a new warehouse management system in Germany. While the implementation issues themselves were largely addressed by the end of 2006, revenue and margin growth were impacted by our efforts to regain market share in Germany. By the end of the second quarter of 2007, we believe EMEA had made significant progress in its effort to regain share in the German market. Net sales from our Asia-Pacific operations increased 24.6% to $3.33 billion in the first six months of 2007 from $2.68 billion in the first six months of 2006, primarily reflecting the strong demand for IT products and services across the region. Net sales from our Latin American operations was $690 million in the first six months of 2007, relatively flat with the prior year, primarily reflecting steady demand for IT products and services in the region. The year-over-year comparison is negatively impacted by the strong revenue levels for new game consoles and MP3 players in the prior year and changes in product mix in Brazil in light of the potential commercial tax implications on software sales further discussed below.
     During the first six of months of 2007, we recorded a charge of $33.8 million to cost of sales for commercial taxes on software imports in Brazil, reflecting the new tax legislation enacted on February 28, 2007. This charge adversely affected our gross margin for the first six months of 2007 by approximately 21 basis points, partially offset by the positive impact from the net reporting of warranty contract sales in North America and general enhancements in gross margin, resulting in a gross margin of 5.2% in the current period compared to 5.3% in the year-ago period.
     Total SG&A expenses increased 13.5% to $693.1 million in the first six months of 2007 from $610.8 million in the first six months of 2006 and increased, as a percentage of net sales, to 4.2% in the first six months of 2007 compared to 4.1% in the first six months of 2006. These increases were primarily attributable to the higher volume of business, the impact of stronger European currencies which contributed approximately three percentage-points of growth, the charge of $15.0 million to reserve for estimated losses related to the SEC matter, investments in strategic initiatives and acquisitions, increase in stock-based compensation by $4.3 million and the residual costs associated with a warehouse management system upgrade in Germany, partially offset by continued cost control measures throughout our business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

Management’s Discussion and Analysis Continued
     For the first six months of 2007 and 2006, the credit to reorganization costs was $0.9 million and $0.5 million, respectively, consisting primarily of adjustments related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America.
     Operating margin decreased to 1.0% in the first six months of 2007 from 1.2% in the first six months of 2006. Our North American operating margin decreased to 1.5% in the first six months of 2007 compared to 1.6% in the first six months of 2006, primarily reflecting the charge for the previously discussed SEC matter, which negatively impacted the region’s operating margin by 23 basis points, offset partially by a five-basis point positive impact from the revised presentation of warranty contract sales in the current year period. Our EMEA operating margin decreased to 1.0% in the first six months of 2007 compared to 1.1% in the first six months of 2006, generally driven by increased operating expenses in the current year following a warehouse management system implementation in Germany. Our Asia-Pacific operating margin increased to 1.5% in the first six months of 2007 compared to 1.1% in the first six months of 2006. Our Latin American operating loss margin was 3.6% in the first six months of 2007 compared to a profitable operating margin of 2.0% in the first six months of 2006. The decrease was primarily due to the commercial tax charge in Brazil, which was approximately 4.9% of Latin American revenues.
     Other expense (income) consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $30.5 million in the six months of 2007 compared to $26.5 million in the first six months of 2006, primarily reflecting higher market interest rates.
     The provision for income taxes was $39.5 million, or an effective tax rate of 30.6%, in the first six months of 2007 compared to $44.9 million, or an effective tax rate of 28.0%, in the first six months of 2006. Our effective tax rate for the first six months of 2007 was negatively impacted by the $33.8 million Brazilian commercial tax charge, for which we did not recognize an income tax benefit. This was partially offset by the positive impact resulting from our reversal of approximately $4.9 million of income tax reserves in the first quarter of 2007 following the resolution of a U.S. tax audit.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	seasonal variations in the demand for our products and services, such as lower demand in EMEA during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	changes in customer and product mix;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints;

•	costs associated with the litigation or regulatory matters, including loss contingency accruals recorded in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”;

•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and

•	general economic or geopolitical conditions, including changes in legislation or the regulatory environments in which we operate.
     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Management’s Discussion and Analysis Continued
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving accounts receivable-backed financing programs and revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first six months of 2007 and 2006.
     Our cash and cash equivalents totaled $558.3 million and $333.3 million at June 30, 2007 and December 30, 2006, respectively.
     Net cash provided by operating activities was $235.2 million for the first six months of 2007 compared to $246.3 million for the first six months of 2006. The net cash provided by operating activities for the first six months of 2007 principally reflects our earnings, as well as reductions in inventory and increases in accrued expenses, partially offset by decreases in accounts payable and amounts sold under accounts receivable programs. The reduction in inventory largely reflects the seasonal decline in sales during the quarter, while the increase in accrued expenses primarily relates to timing of payments for value added taxes in certain countries, the reserve for the previously discussed commercial tax liability in Brazil and a reserve for the previously discussed estimated losses related to the SEC matter. The reduction in accounts payable largely reflects the seasonally lower sales in the second quarter of 2007. The net cash provided by operating activities for the first six months of 2006 principally reflects our earnings, as well as decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable. These reductions reflect the seasonally low volume of business in the first six months of 2006 and consistently strong working capital management.
     Net cash used by investing activities was $150.5 million for the first six months of 2007 compared to $94.1 million for the first six months of 2006. The net cash used by investing activities for the first six months of 2007 was primarily due to the DBL, VPN Dynamics and Securematics acquisitions and capital expenditures. The net cash used by investing activities for the first six months of 2006 was primarily due to earn-out payments related to previous acquisitions, including the earn-out payment of $30.0 million for AVAD, the short-term collateral deposits on financing arrangements and capital expenditures.
     Financing activities provided net cash of $138.8 million for the first six months of 2007 compared to $10.7 million for the first six months of 2006. The net cash provided by financing activities for the first six months of 2007 primarily reflects the net proceeds from our debt facilities, proceeds from the exercise of stock options and an increase in our book overdrafts. The net cash provided by financing activities for the first six months of 2006 primarily reflects the net proceeds from our debt facilities and from the exercise of stock options, partially offset by a decrease in our book overdrafts.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     We have a revolving accounts receivable-backed financing program in the U.S., which provides for up to $550 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, this program may be increased to as much as $650 million at any time prior to its maturity date of July 2010. In June 2007, we exercised our option and increased our borrowing capacity to $600 million. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At June 30, 2007 and December 30, 2006, we had borrowings of $324.5 million and $234.4 million, respectively, under this revolving accounts receivable-backed financing program in the U.S.

Management’s Discussion and Analysis Continued
     We also have a revolving accounts receivable-backed financing program in Canada, which provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $141 million at June 30, 2007. This facility matures in August 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At June 30, 2007 and December 30, 2006, we had borrowings of $9.4 million and $0 million, respectively, under this revolving accounts receivable-backed financing program.
     In June 2007, we extended to July 2010 the maturity of one of our revolving accounts receivable-backed financing facilities in Europe, which provides for a borrowing capacity of up to Euro 107 million, or approximately $144 million, at June 30, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. Our other European facility, which matures in January 2009, provides for a borrowing capacity of up to Euro 230 million, or approximately $311 million, at June 30, 2007, with the same financial institution. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At June 30, 2007 and December 30, 2006, we had no borrowings under these European revolving accounts receivable-backed financing facilities.
     We have a multi-currency revolving accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $214 million at June 30, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At June 30, 2007 and December 30, 2006, we had borrowings of $70.4 million and $36.3 million, respectively, under this facility.
     Our ability to access financing under our North American, European and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At June 30, 2007, our actual aggregate available capacity under these programs was approximately $1.4 billion based on eligible accounts receivable available, of which approximately $404.3 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We have a $175 million revolving senior unsecured credit facility with a bank syndicate that matures in July 2008. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At June 30, 2007 and December 30, 2006, we had borrowings of $40.0 million and $0 million, respectively, under this credit facility. This credit facility may also be used to support letters of credit. At June 30, 2007 and December 30, 2006, letters of credit of $40.8 million and $30.6 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 100 million Australian dollar, or approximately $85 million at June 30, 2007, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At June 30, 2007 and December 30, 2006, we had borrowings of $1.5 million and $0 million, respectively, under this credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At June 30, 2007 and December 30, 2006, no letters of credit were issued.

Management’s Discussion and Analysis Continued
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $875 million at June 30, 2007. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 30, 2007 and December 30, 2006, we had approximately $143.4 million and $238.8 million, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $35 million at June 30, 2007 and December 30, 2006, which are included in other current assets. At June 30, 2007 and December 30, 2006, letters of credit totaling approximately $27.0 million and $36.9 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.8% and 6.4% per annum at June 30, 2007 and December 30, 2006, respectively.
      We do not expect changes in the unrecognized tax benefits in the next twelve months from June 30, 2007 and there were no significant changes in our contractual obligations from December 30, 2006.
Covenant Compliance
     We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At June 30, 2007, we were in compliance with all material covenants or other requirements set forth in our financing facilities discussed above.
Other Matters
     See Note 10 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures to approximate $60 million in 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the second quarter ended June 30, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 30, 2006.
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

Part II. Other Information
Item 1. Legal Proceedings
     In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period is 12.7 million Brazilian reais. Prior to February 28, 2007, it had been our opinion, based upon the opinion of outside legal counsel, that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, it is now our opinion, based on the opinion of outside legal counsel that it is probable such commercial taxes will be due. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on the average March 2007 exchange rate of 2.092 Brazilian reais to the U.S. dollar.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe, based on the opinion of outside legal counsel, that we have valid defenses to the assessment of interest and penalties, which as of June 30, 2007 potentially amount to approximately $20.9 million and $27.8 million, respectively, based on the exchange rate prevailing on that date of 1.926 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In May 2007, we received a “Wells Notice” from the SEC, which indicated that the SEC staff intends to recommend an administrative proceeding against the company seeking disgorgement and prejudgement interest, though no dollar amounts were specified in the notice. The staff contends that the company failed to maintain adequate books and records relating to certain of our transactions with McAfee Inc. (formerly Network Associates, Inc.), and was a cause of McAfee’s own securities-laws violations relating to the filing of reports and maintenance of books and records. During the second quarter of 2007, we recorded a reserve of $15.0 million for the current best estimate of the probable loss associated with this matter based on discussions with the SEC staff concerning the issues raised in the Wells Notice. No resolution with the SEC has been reached at this point, however, and there can be no assurance that such discussions will result in a resolution of these issues. When the matter is resolved, the final disposition and the related cash payment may exceed the current accrual for the best estimate of probable loss. At this time, it is also not possible to accurately predict the timing of a resolution. We have responded to the Wells Notice and continue to cooperate fully with the SEC on this matter, which was first disclosed during the third quarter of 2004.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
a)	The Annual Meeting of the Shareholders was held on June 6, 2007.

b)	The election of five directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for four such individuals elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareholders in 2010 (Messers. Ingram, Smith, Spierkel and Wyatt) and for one individual elected to the Board of Directors for a term of one year set to expire at the annual meeting of shareholders in 2008 (Ms. Heisz).

		Number of
Nominee		Votes
Orrin H. Ingram II	For	151,221,288
	Withheld/Against	9,640,574
	Abstentions	—
	Broker Non-Votes	N/A

Michael T. Smith	For	154,813,159
	Withheld/Against	6,048,703
	Abstentions	—
	Broker Non-Votes	N/A

Gregory M.E. Spierkel	For	156,267,698
	Withheld/Against	4,594,164
	Abstentions	—
	Broker Non-Votes	N/A

Joe B. Wyatt	For	149,266,387
	Withheld/Against	11,595,475
	Abstentions	—
	Broker Non-Votes	N/A

Leslie S. Heisz	For	155,170,023
	Withheld/Against	5,691,839
	Abstentions	—
	Broker Non-Votes	N/A
Howard I. Atkins, Martha R. Ingram and Linda Fayne Levinson are continuing directors whose terms of office expire at the annual meeting of shareholders in 2008. John R. Ingram, Dale R. Laurance, Kevin Murai and Gerhard Schulmeyer are continuing directors whose terms of office expire at the annual meeting of shareholders in 2009.
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
August 6, 2007

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX