Form 10-Q
period 2007-09-29
INGRAM MICRO INC
filed 2007-11-06
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 172,537,671 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 29, 2007.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	September 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$579,779	$333,339
Trade accounts receivable (less allowances of $84,676 and $78,296)	3,718,448	3,316,723
Inventories	2,728,575	2,682,558
Other current assets	515,014	413,453

Total current assets	7,541,816	6,746,073

Property and equipment, net	177,489	171,435
Goodwill	733,037	643,714
Other assets	147,629	143,085

Total assets	$8,599,971	$7,704,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,055,241	$3,788,605
Accrued expenses	580,346	440,383
Current maturities of long-term debt	252,880	238,793

Total current liabilities	4,888,467	4,467,781

Long-term debt, less current maturities	371,700	270,714
Other liabilities	71,784	45,337

Total liabilities	5,331,951	4,783,832

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 172,537,671 and 169,408,907 shares issued and outstanding	1,725	1,694
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,077,603	1,005,817
Retained earnings	1,961,360	1,804,527
Accumulated other comprehensive income	227,332	108,437

Total stockholders’ equity	3,268,020	2,920,475

Total liabilities and stockholders’ equity	$8,599,971	$7,704,307

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$8,607,877	$7,510,273	$25,039,652	$22,504,684

Cost of sales	8,132,940	7,104,558	23,713,128	21,301,766

Gross profit	474,937	405,715	1,326,524	1,202,918

Operating expenses:
Selling, general and administrative	364,136	313,022	1,057,232	923,858
Reorganization credits	(176)	(1,155)	(1,091)	(1,704)

	363,960	311,867	1,056,141	922,154

Income from operations	110,977	93,848	270,383	280,764

Other expense (income):
Interest income	(6,908)	(1,578)	(15,328)	(7,365)
Interest expense	18,120	12,545	52,982	39,906
Net foreign currency exchange loss (gain)	75	(41)	179	(63)
Other	1,174	1,640	5,170	6,586

	12,461	12,566	43,003	39,064

Income before income taxes	98,516	81,282	227,380	241,700

Provision for income taxes	26,106	22,759	65,590	67,676

Net income	$72,410	$58,523	$161,790	$174,024

Basic earnings per share	$0.42	$0.35	$0.95	$1.06

Diluted earnings per share	$0.41	$0.34	$0.92	$1.03

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	September 29,	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$161,790	$174,024
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,762	45,485
Stock-based compensation under FAS 123R	28,312	22,174
Excess tax benefit from stock-based compensation under FAS 123R	(3,459)	(3,704)
Noncash charges for interest and other compensation	321	288
Deferred income taxes	(32,010)	(2,887)
Changes in operating assets and liabilities, net of effect of acquisitions:
Changes in amounts sold under accounts receivable programs	(68,505)	—
Trade accounts receivable	(205,186)	163,886
Inventories	62,421	(21,704)
Other current assets	(64,722)	(4,543)
Accounts payable	131,878	(199,126)
Accrued expenses	182,188	22,398

Cash provided by operating activities	239,790	196,291

Cash flows from investing activities:
Purchases of property and equipment	(34,527)	(28,201)
Short-term collateral deposits on financing arrangements	—	(35,000)
Acquisitions, net of cash acquired	(127,078)	(33,732)

Cash used by investing activities	(161,605)	(96,933)

Cash flows from financing activities:
Proceeds from exercise of stock options	41,715	43,900
Excess tax benefit from stock-based compensation under FAS 123R	3,459	3,704
Change in book overdrafts	(288)	(45,800)
Net proceeds from debt	104,063	102,035

Cash provided by financing activities	148,949	103,839

Effect of exchange rate changes on cash and cash equivalents	19,306	8,060

Increase in cash and cash equivalents	246,440	211,257

Cash and cash equivalents, beginning of period	333,339	324,481

Cash and cash equivalents, end of period	$579,779	$535,738

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of September 29, 2007, and its consolidated results of operations for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006, and consolidated cash flows for the thirty-nine weeks ended September 29, 2007 and September 30, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2006. The consolidated results of operations for the thirteen and thirty-nine weeks ended September 29, 2007 may not be indicative of the consolidated results of operations that can be expected for the full year.
Note 2 — Earnings Per Share
     The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute the potential dilution that would occur if stock-based awards and other commitments to issue common stock were exercised.
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net income	$72,410	$58,523	$161,790	$174,024

Weighted average shares	172,302,115	165,139,935	171,116,206	164,483,294

Basic EPS	$0.42	$0.35	$0.95	$1.06

Weighted average shares, including the dilutive effect of stock-based awards (5,231,506 and 4,571,720 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, and 5,357,214 and 5,152,675 for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively)	177,533,621	169,711,655	176,473,420	169,635,969

Diluted EPS	$0.41	$0.34	$0.92	$1.03

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     There were approximately 1,425,000 and 6,772,000 stock-based awards for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, and 1,419,000 and 3,660,000 stock-based awards for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 3 — Stock-Based Compensation
     At present, the Company has a single stock incentive plan, the 2003 Equity Incentive Plan, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. Stock options granted during the thirteen weeks ended September 29, 2007 and September 30, 2006 were 65,000 and 561,000, respectively, and restricted stock and restricted stock units granted during the thirteen weeks ended September 29, 2007 and September 30, 2006 were 89,000 and 63,000, respectively. Stock options granted during the thirty-nine weeks ended September 29, 2007 and September 30, 2006 were 1,321,000 and 1,160,000, respectively, and restricted stock and restricted stock units granted during the thirty-nine weeks ended September 29, 2007 and September 30, 2006 were 1,618,000 and 1,393,000, respectively. As of September 29, 2007, approximately 15,400,000 shares were available for grant. For the thirteen weeks ended September 29, 2007 and September 30, 2006, stock-based compensation expense was $8,415 and $6,531, respectively, and the related income tax benefit was approximately $2,200 and $1,700, respectively. For the thirty-nine weeks ended September 29, 2007 and September 30, 2006, stock-based compensation expense was $28,312 and $22,174, respectively, and the related income tax benefit was approximately $7,300 and $5,700, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statement of income.
     During the thirteen weeks ended September 29, 2007 and September 30, 2006, a total of 572,000 and 742,000 stock options were exercised, respectively, and 8,000 and 0 restricted stock and restricted stock units vested, respectively. During the thirty-nine weeks ended September 29, 2007 and September 30, 2006, a total of 2,935,000 and 3,202,000 stock options were exercised, respectively, and 187,000 and 0 restricted stock and restricted stock units vested, respectively.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income	$72,410	$58,523	$161,790	$174,024
Changes in foreign currency translation adjustments	63,233	(1,163)	118,895	51,784

Comprehensive income	$135,643	$57,360	$280,685	$225,808

     Accumulated other comprehensive income included in stockholders’ equity totaled $227,332 and $108,437 at September 29, 2007 and December 30, 2006, respectively, and consisted solely of cumulative foreign currency translation adjustments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 5 — Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 are as follows:

	North		Asia-	Latin
	America	EMEA	Pacific	America	Total
Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714
Acquisitions	74,786	—	(209)	—	74,577
Foreign currency translation	139	1,066	13,541	—	14,746

Balance at September 29, 2007	$231,657	$15,234	$486,146	$—	$733,037

Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416
Acquisitions	603	1,011	(7,051)	—	(5,437)
Foreign currency translation	31	858	2,767	—	3,656

Balance at September 30, 2006	$156,766	$13,596	$466,273	$—	$636,635

     In June 2007, the Company acquired certain assets and liabilities of DBL Distributing Inc., or DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also publishes the most comprehensive consumer electronics wholesale catalog in the industry. DBL was acquired for $101,672, which includes an initial cash price of $96,000 plus an estimated working capital adjustment of $5,672, which is subject to a final true-up to be agreed to by the two parties. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $55,895, trade names of $11,600 with estimated useful lives of 20 years and other intangible assets of $12,800 primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. A strong management team, industry expertise and enhancement in the Company’s value by strengthening its position in the consumer electronics market through its entry into the independent retail market were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In connection with the Company’s acquisition of DBL, the parties agreed that $10,000 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers one year from the date of acquisition, if no claims are made.
     In March 2007, the Company acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $25,406, including related acquisition costs. The Company has an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which has been recorded in accrued expenses in the Company’s consolidated balance sheet at September 29, 2007. The holders of the remaining 51% interests in Securematics also have the option to require the Company to purchase their interests for the same amount, after two years from the transaction date. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” In accordance with the purchase agreement, during the thirteen weeks ended September 29, 2007, the Company paid the sellers $1,800 in contingent consideration for the achievement of a milestone, which was an adjustment to the initial purchase price. The purchase agreement also provides for the Company to pay the sellers additional contingent consideration of up to $3,200, if certain performance levels are achieved, over the two-year period following the date of acquisition. Such payment, if any, will be recorded as an adjustment to the initial purchase price. The purchase

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $18,891, trade names of $3,800 with estimated useful lives of 20 years, other intangible assets of $4,100, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. A strong management team, industry expertise and enhancement in the Company’s value as a one-stop shop for network security solution and service providers were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In connection with the Company’s acquisition of VPN Dynamics and minority investment in Securematics, the parties agreed that $4,100 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in three installments over a period of two years, if no claims are made.
     During the thirty-nine weeks ended September 29, 2007 and September 30, 2006, the Company concluded favorable resolutions of certain taxes associated with previous acquisitions in Asia-Pacific. As a result, the Company made an adjustment to the purchase price allocations associated with these acquisitions to reflect reductions in tax-related liabilities that existed at the dates of purchase totaling $209 and $7,051, respectively, and a decrease of goodwill for the same amounts in the respective periods.
     During the thirty-nine weeks ended September 30, 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $603 to reflect the final fair value assessment, resulting in an increase of goodwill for that same amount. The Company also paid the sellers of AVAD $30,000 in March 2006 under the earn-out provisions of the AVAD purchase agreement. This earn-out had previously been recorded as a payable so there was no additional goodwill recorded in the thirty-nine weeks ended September 30, 2006.
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
Note 6 — Reorganization Costs
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
     The payment activities and adjustment in 2007 and the remaining liability at September 29, 2007 related to the above detailed actions are summarized in the table below. The credit adjustment reflects lower than expected costs to settle employee termination benefits in North America.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		September 29,
	2006	Liability	Adjustments	2007
Employee termination benefits	$69	$(35)	$(34)	$—
Facility costs	1,737	(300)	—	1,437

Total	$1,806	$(335)	$(34)	$1,437

     The Company expects the remaining liability for facility costs to be fully utilized by the end of 2014.
     Prior to 2005, the Company implemented other actions designed to improve operating income through reductions of SG&A expenses and enhancements in gross margins. Key components of those initiatives included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation, closing or downsizing of office facilities, distribution centers, returns processing centers and configuration centers throughout North America, consolidation and/or exit of warehouse and office facilities in EMEA, Latin America and Asia-Pacific, and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities. These restructuring actions are complete; however, future cash outlays are required primarily for future lease payments related to exited facilities.
     The payment activities and adjustments in 2007 and the remaining liability at September 29, 2007 related to these prior period detailed actions are summarized in the table below. The credit adjustments reflect lower than expected costs to settle lease obligations in North America and lower than expected costs to settle employee termination benefits in EMEA.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		September 29,
	2006	Liability	Adjustments	2007
Employee termination benefits	$25	$—	$(25)	$—
Facility costs	3,576	(69)	(1,032)	2,475

Total	$3,601	$(69)	$(1,057)	$2,475

     The Company expects the remaining liability for facility costs to be fully utilized by the end of 2015.
     The total credit adjustment to reorganization costs of $1,091 for the thirty-nine weeks ended September 29, 2007 consisted of $1,066 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $25 in EMEA for lower than expected costs associated with employee termination benefits related to actions taken in prior years.
     The total credit adjustment to reorganization costs of $1,704 for the thirty-nine weeks ended September 30, 2006 consisted of $1,676 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years, $17 in Asia-Pacific related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with a facility consolidation and $11 in EMEA for lower than expected costs associated with facility consolidations resulting from to detailed actions taken in prior years.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 7 — Long-Term Debt
     The Company’s debt consists of the following:

	September 29,	December 30,
	2007	2006

North American revolving trade accounts receivable-backed financing facilities	$371,700	$234,400
Asia-Pacific revolving trade accounts receivable-backed financing facilities	73,671	36,299
Revolving unsecured credit facilities and other debt	179,209	238,808

	624,580	509,507
Current maturities of long-term debt	(252,880)	(238,793)

	$371,700	$270,714

     The Company has a revolving accounts receivable-backed financing program in the U.S., which provides for up to $600,000 in borrowing capacity (increased from $550,000 in June 2007) secured by substantially all U.S.-based receivables. At the Company’s option, this program may be increased to as much as $650,000 at any time prior to its maturity date of July 2010. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At September 29, 2007 and December 30, 2006, the Company had borrowings of $371,700 and $234,400, respectively, under this revolving accounts receivable-backed financing program in the U.S.
     In June 2007, the Company extended to July 2010 the maturity of one of its revolving accounts receivable-backed financing facilities in Europe, which provides for a borrowing capacity of up to Euro 107 million, or approximately $152,000 at September 29, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This European facility requires certain commitment fees and borrowings under the facility incur financing costs at rates indexed to EURIBOR. At September 29, 2007 and December 30, 2006, the Company had no borrowings under this European revolving accounts receivable-backed financing facility.
     At December 30, 2006, the Company had approximately $68,505 of accounts receivable which were sold under its trade accounts receivable factoring facilities in Europe. In March 2007, the Company amended these facilities, which individually provide for maximum borrowing capacities of 60 million British pound sterling, or approximately $122,000, and Euro 90 million, or approximately $128,000, respectively, at September 29, 2007. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. Pursuant to the amendment, the Company extended the maturities of these facilities to March 2010, on substantially similar terms and conditions that existed prior to such amendment. However, under the amended facilities, the Company obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the amended program structure, borrowings under these facilities are accounted for prospectively as on-balance sheet debt, instead of the previous off-balance sheet recognition. At September 29, 2007, the Company had no trade accounts receivable sold to and held by third parties under the amended European facilities.
     Effective August 23, 2007, the Company terminated its North American $175,000 revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in July 2008. On the same day, the Company entered into a new North American five-year $275,000 revolving senior unsecured credit facility with a new bank syndicate which, subject to approval by the bank syndicate, may be increased up to $450,000 at any time prior to maturity date. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on the Company’s debt ratings and leverage ratio. At September 29, 2007 and December 30, 2006, the Company had no borrowings under the new and former credit facility. The new credit facility can also be used to support letters of credit similar to the former facility. At September 29, 2007 and December 30, 2006, letters of credit totaling $41,028 and $30,633, respectively, were issued to certain vendors and financial institutions to support purchases by the Company’s subsidiaries and payment of insurance premiums under the new and former credit facility. The Company’s available capacity under both agreements is reduced by the amount of any issued and outstanding letters of credit.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 8 — Income Tax
     Effective December 31, 2006, the beginning of fiscal year 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a reduction of $4,957 to the Company’s consolidated retained earnings as of the beginning of 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $16,736, substantially all of which, if recognized, would impact the effective tax rate. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months from September 29, 2007. The Company also had penalties and accrued interest related to the unrecognized tax benefits of $3,728 as of the adoption date. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.
     The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates, including such major jurisdictions as Australia, Canada, China, France, Germany, India, the United Kingdom and the United States. The Company is no longer subject to income tax examinations for tax years before 2000 in the U.S., but remains subject to examination in a small number of foreign jurisdictions. The Company received a final Revenue Agent Report covering the U.S. IRS’s audit of tax years 2001 through 2003 during the first quarter of 2007. Based on the conclusion of this review, the Company reversed tax liabilities of $4,875 in the first quarter of 2007. The U.S. IRS has begun an examination process for the Company’s tax years 2004 and 2005.
Note 9 — Segment Information
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
     Geographic areas in which the Company operates during 2007 include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales:
North America:
Sales to unaffiliated customers	$3,504,591	$3,374,748	$10,089,526	$9,908,507
Intergeographic sales	66,143	45,657	182,128	132,947
EMEA	2,864,312	2,425,073	8,688,475	7,521,891
Asia-Pacific	1,857,303	1,361,631	5,190,594	4,036,830
Latin America	381,671	348,821	1,071,057	1,037,456
Elimination of intergeographic sales	(66,143)	(45,657)	(182,128)	(132,947)

Total	$8,607,877	$7,510,273	$25,039,652	$22,504,684

Income (loss) from operations:
North America	$55,382	$55,299	$150,941	$160,551
EMEA	28,990	23,593	86,868	77,672
Asia-Pacific	30,649	16,934	81,379	46,580
Latin America	4,371	4,553	(20,493)	18,135
Stock-based compensation expense recognized under FAS 123R	(8,415)	(6,531)	(28,312)	(22,174)

Total	$110,977	$93,848	$270,383	$280,764

Capital expenditures:
North America	$7,466	$7,619	$25,554	$16,467
EMEA	1,544	3,325	4,189	7,373
Asia-Pacific	1,558	1,896	3,783	3,108
Latin America	583	406	1,001	1,253

Total	$11,151	$13,246	$34,527	$28,201

Depreciation and amortization:
North America	$8,551	$7,921	$24,380	$24,240
EMEA	3,784	3,437	11,264	9,694
Asia-Pacific	3,068	3,194	9,410	9,698
Latin America	574	605	1,708	1,853

Total	$15,977	$15,157	$46,762	$45,485

	As of
	September 29,	December 30,
	2007	2006
Identifiable assets:
North America	$4,792,301	$4,408,260
EMEA	2,415,525	2,107,517
Asia-Pacific	988,436	792,508
Latin America	403,709	396,022

Total	$8,599,971	$7,704,307

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The income from operations recorded in North America for the thirty-nine weeks ended September 29, 2007 includes the $15,000 charge for estimated losses related to the SEC matter discussed in Note 10 to the Company’s consolidated financial statements. The loss from operations recorded in Latin America for the thirty-nine weeks ended September 29, 2007 includes the first quarter commercial tax charge of $33,754, also discussed in Note 10.
Note 10 — Commitments and Contingencies
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
     In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, it had been the Company’s opinion, based upon the opinion of outside legal counsel, that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, it is now the Company’s opinion, based on the opinion of outside legal counsel, that it is probable such commercial taxes will be due. Accordingly, in the first quarter of 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on the average March 2007 exchange rate of 2.092 Brazilian reais to the U.S. dollar.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe, based on the opinion of outside legal counsel, that it has valid defenses to the assessment of interest and penalties, which as of September 29, 2007 potentially amount to approximately $23,000 and $29,000, respectively, based on the exchange rate prevailing on that date of 1.839 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.
     In May 2007, the Company received a “Wells Notice” from the SEC, which indicated that the SEC staff intends to recommend an administrative proceeding against the Company seeking disgorgement and prejudgment interest, though no dollar amounts were specified in the notice. The staff contends that the Company failed to maintain adequate books and records relating to certain of its transactions with McAfee Inc. (formerly Network Associates, Inc.), and was a cause of McAfee’s own securities-laws violations relating to the filing of reports and maintenance of books and records. During the second quarter of 2007, the Company recorded a reserve of $15,000 for the current best estimate of the probable loss associated with this matter based on discussions with the SEC staff concerning the issues raised in the Wells Notice. No resolution with the SEC has been reached at this point, however, and there can be no assurance that such discussions will result in a resolution of these issues. When the matter is resolved, the final disposition and the related cash payment may exceed the current accrual for the best estimate of probable loss. At this time, it is also not possible to accurately predict the timing of a resolution. The Company has responded to the Wells Notice and continues to cooperate fully with the SEC on this matter, which was first disclosed during the third quarter of 2004.

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
Note 11 — New Accounting Standards
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
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and solutions worldwide based on revenues. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. We have also improved our profitability through our diversification of product offerings, including our entry into adjacent product segments such as consumer electronics and automatic identification/data capture and point-of-sale. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on, available cash, debt and trade credit from vendors for our working capital needs.
     In June 2007, we acquired certain assets and liabilities of DBL Distributing Inc., or DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also publishes the most comprehensive consumer electronics wholesale catalog in the industry. DBL was acquired for $101.7 million, which includes an initial cash price of $96.0 million including related acquisition costs plus an estimated working capital adjustment of $5.7 million which is subject to a final true-up to be agreed to by the two parties (see Note 5 to our consolidated financial statements). The initial purchase price was funded through our existing borrowing capacity and cash.
     In March 2007, we acquired all the outstanding shares of VPN Dynamics and a minority investment of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. We acquired our interests in these related entities for an initial aggregate purchase price of $25.4 million, including related acquisition costs. We have an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1.0 million, and they also have the option to require us to purchase their interests for the same amount, after two years from the transaction date. The $1.0 million purchase option has been recorded in accrued expenses in our consolidated balance sheet at September 29, 2007. In accordance with the purchase agreement, during the third quarter of 2007, we paid the sellers $1.8 million in contingent consideration for the achievement of a milestone, which was an adjustment to the initial purchase price. The purchase agreement also provides that we pay the sellers additional contingent consideration of up to $3.2 million, if certain performance levels are achieved, over the two-year period following the date of acquisition (see Note 5 to our consolidated financial statements). The initial purchase price was funded through our existing borrowing capacity and cash.

Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income (loss) and operating margin (loss) by geographic region for each of the thirteen and thirty-nine weeks indicated (in millions).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 29,		September 30,		September 29,		September 30,
	2007		2006		2007		2006
Net sales by geographic region:
North America	$3,505	40.7%	$3,375	44.9%	$10,090	40.3%	$9,909	44.0%
EMEA	2,864	33.3	2,425	32.3	8,688	34.7	7,522	33.4
Asia-Pacific	1,857	21.6	1,361	18.1	5,191	20.7	4,037	18.0
Latin America	382	4.4	349	4.7	1,071	4.3	1,037	4.6

Total	$8,608	100.0%	$7,510	100.0%	$25,040	100.0%	$22,505	100.0%

     Our income from operations in North America for the thirty-nine weeks ended September 29, 2007 presented below includes the $15.0 million charge for estimated losses related to the SEC matter discussed in Note 10 to our consolidated financial statements. In addition, our loss from operations recorded in Latin America for the thirty-nine weeks ended September 29, 2007 includes the commercial tax charge of $33.8 million in Brazil, also discussed in Note 10.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 29,		September 30,		September 29,		September 30,
	2007		2006		2007		2006
Operating income (loss) and operating margin (loss) by geographic region:
North America	$55.4	1.6%	$55.3	1.6%	$150.9	1.5%	$160.6	1.6%
EMEA	29.0	1.0	23.6	1.0	86.9	1.0	77.7	1.0
Asia-Pacific	30.6	1.7	16.9	1.2	81.4	1.6	46.6	1.2
Latin America	4.4	1.1	4.5	1.3	(20.5)	(1.9)	18.1	1.7
Stock-based compensation expense recognized under FAS 123R	(8.4)	—	(6.5)	—	(28.3)	—	(22.2)	—

Total	$111.0	1.3%	$93.8	1.2%	$270.4	1.1%	$280.8	1.2%

     We sell products purchased from many vendors, but generated approximately 24% and 23% of our net sales for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in the periods presented.

     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.6	94.7	94.7

Gross profit	5.5	5.4	5.3	5.3
Operating expenses:
Selling, general and administrative	4.2	4.2	4.2	4.1
Reorganization credits	(0.0)	(0.0)	(0.0)	(0.0)

Income from operations	1.3	1.2	1.1	1.2
Other expense, net	0.2	0.1	0.2	0.1

Income before income taxes	1.1	1.1	0.9	1.1
Provision for income taxes	0.3	0.3	0.3	0.3

Net income	0.8%	0.8%	0.6%	0.8%

Results of Operations for the Thirteen Weeks Ended September 29, 2007 Compared to
Thirteen Weeks Ended September 30, 2006
     Our consolidated net sales increased 14.6% to $8.61 billion for the thirteen weeks ended September 29, 2007, or third quarter of 2007, from $7.51 billion for the thirteen weeks ended September 30, 2006, or third quarter of 2006. The increase in net sales was primarily attributable to robust growth in our Asia-Pacific region, a continued strong demand environment for IT products and services, particularly in EMEA, and the translation impact of the strengthening foreign currencies compared to the U.S. dollar (which contributed approximately five percentage-points of the worldwide growth).
     Net sales from our North American operations increased 3.8% to $3.50 billion in the third quarter of 2007 from $3.37 billion in the third quarter of 2006. Demand for IT products and services in the region, particularly value-added resellers, has been stable. However, in the first quarter of 2007, we prospectively revised our presentation of sales of vendor warranty service contracts such that these revenues are now being presented on an agency basis as net fees compared to gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any period reported but had an approximate four percentage-point negative impact on the North American revenue growth from the prior year third quarter. Net sales from our EMEA operations increased 18.1% to $2.86 billion in the third quarter of 2007 from $2.43 billion in the third quarter of 2006. The appreciation of European currencies compared to the U.S. dollar contributed approximately eight percentage-points of this increase. The remaining growth reflects increased demand for IT products and services in most markets in Europe and a particularly strong back-to-school season in many countries in the region. Net sales from our Asia-Pacific operations increased 36.4% to $1.86 billion in the third quarter of 2007 from $1.36 billion in the third quarter of 2006, primarily reflecting the very strong demand for IT products and services across the region and also fueled in part by the appreciation of regional currencies compared to the U.S. dollar, which had an approximate 12 percentage-point positive impact compared to prior year. Net sales from our Latin American operations increased 9.4% to $382 million in the third quarter of 2007 from $349 million in the third quarter of 2006, reflecting improving demand for IT products and services. We continue to focus on profitable growth in our Asia-Pacific and Latin American regions and, as a result, will continue to make changes to business processes, add or delete products or customers, and implement other changes. As a result, revenue growth rates and profitability in these emerging regions may fluctuate more than in our mature markets in North America and EMEA.

     Gross margin was 5.5% in the third quarter of 2007 compared to 5.4% in the third quarter of 2006. This increase was driven primarily by the impact from the net reporting of warranty contract sales in North America and general expansion into higher gross margin categories and businesses across most of our operations. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total selling, general and administrative, or SG&A, expenses increased 16.3% to $364.1 million in the third quarter of 2007 from $313.0 million in the third quarter of 2006. The increase in operating expense dollars is largely attributable to the higher volume of business, the DBL and VPN/Securematics acquisitions and the impact of stronger foreign currencies which contributed approximately four percentage-points of the growth. SG&A expenses as a percentage of net sales remained relatively flat, reflecting the leverage from the higher volume of net sales and continued cost control measures throughout our business, offset by the year-over-year difference from net reporting of warranty contract sales in 2007, which had an unfavorable impact of approximately seven basis points in the current quarter, the addition of operating expenses from our recent acquisitions, which generally operate with higher operating expenses and gross profit as a percentage of net sales compared to our existing business, and investments in other strategic initiatives. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.
     For the third quarters of 2007 and 2006, the credit to reorganization costs was $0.2 million and $1.2 million, respectively, consisted of adjustments related to actions taken in prior years for which we incurred lower than expected costs primarily associated with restructured facilities in North America.
     Operating margin increased to 1.3% in the third quarter of 2007 compared to 1.2% in the third quarter of 2006, primarily due to the higher gross margin discussed above. Our North American operating margins remained relatively flat at 1.6% in the third quarters of 2007 and 2006, primarily due to our ongoing cost containment efforts, partially offset by our investments in other strategic initiatives. North American operating margin was also favorably impacted by approximately six basis points in the third quarter of 2007 resulting from the net reporting of warranty contract sales discussed previously. Our EMEA operating margins also remained relatively stable at 1.0% in the third quarters of 2007 and 2006, as the region continued to focus on profitable growth while continuing ongoing cost containment efforts. Our Asia-Pacific operating margin increased to 1.7% in the third quarter of 2007 from 1.2% in the third quarter of 2006, reflecting improvements in gross margin, the economies of scale associated with the higher volume of business and ongoing cost containment efforts. Our Latin American operating margin decreased to 1.1% in the third quarter of 2007 compared to 1.3% in the third quarter of 2006, primarily due to a reduction in gross margin driven by product mix changes, as well as investments in the start-up of operations in Argentina. We continue to implement process improvements and other changes to improve profitability over the long-term. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense (income) consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. Net other expense remained relatively flat at $12.5 million in the third quarter of 2007 compared to $12.6 million in the third quarter of 2006.
     The provision for income taxes was $26.1 million, or an effective tax rate of 26.5%, in the third quarter of 2007 compared to $22.8 million, or an effective tax rate of 28.0%, in the third quarter of 2006. The decrease in the effective tax rate in the third quarter of 2007 is primarily a function of shifts in the profit mix across geographies and other benefits of our ongoing tax strategies. We currently expect our effective tax rate for the remainder of 2007 to be approximately 27%.

Results of Operations for the Thirty-nine Weeks Ended September 29, 2007 Compared to Thirty-nine Weeks Ended September 30, 2006
     Our consolidated net sales increased 11.3% to $25.04 billion for the thirty-nine weeks ended September 29, 2007, or the first nine months of 2007, from $22.50 billion for the thirty-nine weeks ended September 30, 2006, or the first nine months of 2006. The increase in net sales was primarily attributable to a generally improving demand environment for IT products and services across most economies in which we operate globally and the translation impact of the strengthening foreign currencies compared to the U.S. dollar (which contributed approximately three percentage-points of the worldwide growth).
     Net sales from our North American operations increased 1.8% to $10.09 billion in the first nine months of 2007 from $9.91 billion in the first nine months of 2006, primarily reflecting steady demand for IT products and services in the region, particularly value-added resellers. In the first quarter of 2007, we prospectively revised our presentation of sales of vendor warranty service contracts such that these revenues are now being presented on an agency basis as net fees compared to gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for the first nine months of 2007 but had an approximate four percentage-point negative impact on the North American revenue growth from the first nine months of 2006. Net sales from our EMEA operations increased 15.5% to $8.69 billion in the first nine months of 2007 from $7.52 billion in the first nine months of 2006, due to the appreciation of European currencies compared to the U.S. dollar, which contributed approximately nine percentage-points of the EMEA sales growth, as well as increased demand for IT products and services across most markets in Europe. Net sales from our Asia-Pacific operations increased 28.6% to $5.19 billion in the first nine months of 2007 from $4.04 billion in the first nine months of 2006, primarily reflecting the strong demand for IT products and services across the region and the appreciation of regional currencies compared to the U.S. dollar, which had an approximate 10 percentage-point positive impact compared to prior year. Net sales from our Latin American operations increased 3.2% to $1.07 billion in the first nine months of 2007 from $1.04 billion in the first nine months of 2006. The year-over-year growth for Latin America reflects solid overall demand for IT products and services, including an increase in demand, particularly in the third quarter, after some tempered growth in the first two quarters of 2007.
     During the first nine months of 2007, we recorded a charge of $33.8 million to cost of sales for commercial taxes on software imports in Brazil, reflecting the new tax legislation enacted on February 28, 2007. This charge adversely affected our gross margin for the first nine months of 2007 by approximately 13 basis points, partially offset by the positive impact of eight basis points from the net reporting of warranty contract sales in North America and other general enhancements in gross margin, resulting in a relatively flat gross margin of 5.3% in the first nine months of both 2007 and 2006.
     Total SG&A expenses increased 14.4% to $1.06 billion in the first nine months of 2007 from $0.92 billion in the first nine months of 2006. Total SG&A expense as a percentage of net sales was 4.2% in the first nine months of 2007 as compared with 4.1% in the first nine months of 2006. The trend is a result of the higher volume of business, the impact of stronger foreign currencies, which contributed approximately three percentage-points of growth in SG&A expense dollars, the charge of $15.0 million (or six basis points of sales in the first nine months of 2007) to reserve for estimated losses related to the SEC matter, the increase in stock-based compensation by $6.1 million year-over-year, the residual costs associated with a warehouse management system upgrade in Germany during the first six months of 2007, the addition of operating expenses from our recent acquisitions, which generally operate with higher operating expenses and gross profit as a percentage of net sales compared to our existing business, and investments in other strategic initiatives. These factors were partially offset by continued cost control measures throughout our business. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

     For the first nine months of 2007 and 2006, the credit to reorganization costs was $1.1 million and $1.7 million, respectively, consisted of adjustments related to actions taken in prior years for which we incurred lower than expected costs primarily associated with restructured facilities in North America.
     Operating margin decreased to 1.1% in the first nine months of 2007 from 1.2% in the first nine months of 2006, driven primarily by the Brazilian commercial tax charge and the charge for the previously discussed SEC matter, which combined for a 19 basis point negative impact on operating margin in the first nine months of 2007, offset in part by the positive impact of the net presentation of warranty contract sales, which was approximately two basis points of sales. Our North American operating margin decreased to 1.5% in the first nine months of 2007 compared to 1.6% in the first nine months of 2006, primarily reflecting the charge for the previously discussed SEC matter, which negatively impacted the region’s operating margin by 15 basis points, offset partially by a six basis point positive impact from the revised presentation of warranty contract sales in the current year period. Our EMEA operating margin remained flat at 1.0% in the first nine months of both 2007 and 2006. Our Asia-Pacific operating margin increased to 1.6% in the first nine months of 2007 compared to 1.2% in the first nine months of 2006, reflecting improvements in gross margin, the economies of scale associated with the higher volume of business and ongoing cost containment efforts. Our Latin American operating margin was a loss of 1.9% in the first nine months of 2007 compared to a profit of 1.7% in the first nine months of 2006. The decrease was largely attributable to the commercial tax charge in Brazil, which was approximately 3.2% of Latin American revenues in the first nine months of 2007.
     Other expense (income) consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $43.0 million in the nine months of 2007 compared to $39.1 million in the first nine months of 2006, primarily reflecting higher market interest rates.
     The provision for income taxes was $65.6 million, or an effective tax rate of 28.8%, in the first nine months of 2007 compared to $67.7 million, or an effective tax rate of 28.0%, in the first nine months of 2006. Our effective tax rate for the first nine months of 2007 was negatively impacted by the $33.8 million Brazilian commercial tax charge, for which we did not recognize an income tax benefit. This was partially offset by the positive impact resulting from our reversal of approximately $4.9 million of income tax reserves in the first quarter of 2007 following the resolution of a U.S. tax audit and shifts in the profit mix across geographies.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	seasonal variations in the demand for our products and services, such as lower demand in EMEA during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	changes in customer and product mix;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	the impact of acquisitions we may make;
•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints;
•	costs associated with litigation or regulatory matters, including loss contingency accruals recorded in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”;
•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services; and
•	general economic or geopolitical conditions, including changes in legislation or the regulatory environments in which we operate.

     These historical variations may not be indicative of future trends in the near term. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving accounts receivable-backed financing programs and revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first nine months of 2007 and 2006.
     Our cash and cash equivalents totaled $579.8 million and $333.3 million at September 29, 2007 and December 30, 2006, respectively.
     Net cash provided by operating activities was $239.8 million for the first nine months of 2007 compared to $196.3 million for the first nine months of 2006. The net cash provided by operating activities for the first nine months of 2007 principally reflects our earnings, as well as increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable and a decrease in amounts sold under accounts receivable programs. The increases in accounts receivable and accounts payable largely reflect the slightly higher working capital requirements of a higher mix of retail business. The increase in accrued expenses primarily relates to timing of payments for value added taxes in certain countries, and reserves for the previously discussed commercial tax liability in Brazil and estimated losses related to the SEC matter. The net cash provided by operating activities for the first nine months of 2006 principally reflected our earnings, as well as reductions in accounts receivable, partially offset by a decrease in accounts payable. The reductions in accounts receivable and accounts payable largely reflected the seasonally lower sales in the third quarter of 2006.
     Net cash used by investing activities was $161.6 million for the first nine months of 2007 compared to $96.9 million for the first nine months of 2006. The net cash used by investing activities for the first nine months of 2007 was primarily due to the DBL, VPN Dynamics and Securematics acquisitions as well as normal capital expenditures to serve our operational and infrastructure needs. The net cash used by investing activities for the first nine months of 2006 was primarily due to earn-out payments related to previous acquisitions, including the earn-out payment of $30.0 million for AVAD, the short-term collateral deposits on financing arrangements and capital expenditures.
     Financing activities provided net cash of $148.9 million for the first nine months of 2007 compared to $103.8 million for the first nine months of 2006. The net cash provided by financing activities for the first nine months of 2007 primarily reflects the net proceeds from our debt facilities and proceeds from the exercise of stock options. The net cash provided by financing activities for the first nine months of 2006 were similarly driven by these two factors, partially offset by a decrease in our book overdrafts.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     We have a revolving accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity, increased from $550 million in June 2007, secured by substantially all U.S.-based receivables. At our option, this program may be increased to as much as $650 million at any time prior to its maturity date of July 2010. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At September 29, 2007 and December 30, 2006, we had borrowings of $371.7 million and $234.4 million, respectively, under this revolving accounts receivable-backed financing program in the U.S.

     We also have a revolving accounts receivable-backed financing program in Canada, which provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $149 million at September 29, 2007. This facility matures in August 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At September 29, 2007 and December 30, 2006, we had no borrowings under this revolving accounts receivable-backed financing program.
     In June 2007, we extended to July 2010 the maturity of one of our revolving accounts receivable-backed financing facilities in Europe, which provides for a borrowing capacity of up to Euro 107 million, or approximately $152 million, at September 29, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. Our other European facility, which matures in January 2009, provides for a borrowing capacity of up to Euro 230 million, or approximately $326 million, at September 29, 2007, with the same financial institution. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At September 29, 2007 and December 30, 2006, we had no borrowings under these European revolving accounts receivable-backed financing facilities.
     We have a multi-currency revolving accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $222 million at September 29, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At September 29, 2007 and December 30, 2006, we had borrowings of $73.7 million and $36.3 million, respectively, under this facility.
     At December 30, 2006, we had approximately $68.5 million of accounts receivable which were sold under our trade accounts receivable factoring facilities in Europe. In March 2007, we amended these facilities, which individually provide for maximum borrowing capacity of 60 million British pounds sterling, or approximately $122 million, and Euro 90 million, or approximately $128 million, respectively, at September 29, 2007. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing program. Pursuant to the amendment, we extended the maturities of these facilities to March 2010, on substantially similar terms and conditions that existed prior to such amendment. However, under the amended facilities, we obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the amended program structure, borrowings under these facilities are accounted for prospectively as on-balance sheet debt, instead of the previous off-balance sheet recognition. At September 29, 2007, we had no trade accounts receivable sold to and held by third parties under the amended European facilities.
     Our ability to access financing under our North American, EMEA and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable and the level of market demand for commercial paper. At September 29, 2007, our actual aggregate available capacity under these programs was approximately $1.5 billion based on eligible accounts receivable available, of which approximately $445.4 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     Effective August 23, 2007, we terminated our North American $175 million revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in July 2008. On the same day, we entered into a new North American five-year $275 million revolving senior unsecured credit facility with a new bank syndicate which, subject to approval by the bank syndicate, may be increased up to $450 million at any time prior to maturity date. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At September 29, 2007 and December 30, 2006, we had no borrowings under the new and former credit facility. The new credit facility can also be used to support letters of credit similar to the former facility. At September 29, 2007 and December 30, 2006, letters of credit totaling $41.0 million and $30.6 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements under the new and former credit facility, respectively. Our available capacity under both agreements is reduced by the amount of any issued and outstanding letters of credit.
     We have a 100 million Australian dollar, or approximately $89 million at September 29, 2007, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At September 29, 2007 and December 30, 2006, we had no borrowings under this credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At September 29, 2007 and December 30, 2006, no letters of credit were issued.

     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $809 million at September 29, 2007. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 29, 2007 and December 30, 2006, we had approximately $179.2 million and $238.8 million, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $35 million at September 29, 2007 and December 30, 2006, which are included in other current assets. At September 29, 2007 and December 30, 2006, letters of credit totaling approximately $29.4 million and $36.9 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.2% and 6.4% per annum at September 29, 2007 and December 30, 2006, respectively.
Covenant Compliance
     We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At September 29, 2007, we were in compliance with all material covenants or other requirements set forth in our financing facilities discussed above.
Other Matters
     See Note 10 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
     We presently expect our capital expenditures to approximate $60 million in 2007.
     We do not expect changes in the unrecognized tax benefits in the next twelve months from September 29, 2007 and there were no significant changes in our contractual obligations from December 30, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the third quarter ended September 29, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 30, 2006.
Item 4. Controls and Procedures
     The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter covered by this report materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, it had been our opinion, based upon the opinion of outside legal counsel, that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, it is now our opinion, based on the opinion of outside legal counsel, that it is probable such commercial taxes will be due. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on the average March 2007 exchange rate of 2.092 Brazilian reais to the U.S. dollar.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe, based on the opinion of outside legal counsel, that we have valid defenses to the assessment of interest and penalties, which as of September 29, 2007 potentially amount to approximately $23.0 million and $29.0 million, respectively, based on the exchange rate prevailing on that date of 1.839 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In May 2007, we received a “Wells Notice” from the SEC, which indicated that the SEC staff intends to recommend an administrative proceeding against the company seeking disgorgement and prejudgment interest, though no dollar amounts were specified in the notice. The staff contends that the company failed to maintain adequate books and records relating to certain of our transactions with McAfee Inc. (formerly Network Associates, Inc.), and was a cause of McAfee’s own securities-laws violations relating to the filing of reports and maintenance of books and records. During the second quarter of 2007, we recorded a reserve of $15.0 million for the current best estimate of the probable loss associated with this matter based on discussions with the SEC staff concerning the issues raised in the Wells Notice. No resolution with the SEC has been reached at this point, however, and there can be no assurance that such discussions will result in a resolution of these issues. When the matter is resolved, the final disposition and the related cash payment may exceed the current accrual for the best estimate of probable loss. At this time, it is also not possible to accurately predict the timing of a resolution. We have responded to the Wells Notice and continue to cooperate fully with the SEC on this matter, which was first disclosed during the third quarter of 2004.
     In August 2007, the trustee of the Refco Litigation Trust (the Trustee), filed suit in Illinois state court against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities, including the Company and one of its subsidiaries, in connection with the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, Refco), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the complaint contains a single claim against the Company and one of its subsidiaries, alleging that loan transactions between the Company’s subsidiary and Refco in early 2000 and early 2001, aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. The Company intends to vigorously defend the case and does not expect the final disposition to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

November 6, 2007

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX
32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX