Form 10-K
period 2007-12-29
INGRAM MICRO INC
filed 2008-02-27
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, at June 29, 2007, was $3,271,671,013 based on the closing sale price on such date of $21.71 per share.

The registrant had 174,706,293 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareowners to be held June 4, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART IV	72
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	72
(a) 1. Financial Statements	72
(a) 2. Financial Statement Schedules	72
(a) 3. List of Exhibits	72
SIGNATURES	76
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER (SOX 302)
CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER (SOX 302)
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER (SOX 906)
CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER (SOX 906)
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
Exhibit 99.22

ii

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

Introduction

Ingram Micro, a Fortune 100 company, is the largest global information technology (“IT”) wholesale distributor by net sales, providing sales, marketing, and logistics services for the IT industry worldwide. Ingram Micro provides a vital link in the IT supply chain by generating demand and developing markets for our technology partners. While we remain focused on continuing to build our core IT distribution business, we also are developing an increasing presence in adjacent technology product categories, such as consumer electronics (“CE”), automatic identification and data capture (“AIDC”), point-of-sale (“POS”), enterprise computing and storage solutions, and mobility technologies to broaden our product lines and market presence. We create value in the market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions comprised of both technology products and services, offering credit facilities, and providing efficient fulfillment of IT products and services. With a broad range of products and an array of services, we create operating efficiencies for our partners around the world.

History

We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth since then, Ingram Micro’s global footprint and product breadth have been expanded and strengthened in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. In 2004, we acquired Techpac Holding Limited (“Tech Pacific”) to significantly boost our market share in Asia-Pacific. From 2004 through 2006 we acquired three specialized distributors to build our presence in AIDC/POS and CE. During 2007 we continued investing in high-growth segments. We acquired VPN Dynamics, a North American network security products training and services provider, and purchased a minority interest of 49% in a related company, Securematics, a North American network security products and solutions distributor. We also enhanced our CE presence in North America with the purchase of DBL Distributing, Inc. (“DBL”), a leading U.S. distributor of CE accessories and related products. We further expanded our presence in the European AIDC market through our January 2008 acquisition of Paradigm Distribution, a UK distributor of mobile data and AIDC products.

Industry

The worldwide technology products and services distribution industry generally consists of two types of business: traditional distribution business and the fee-based supply chain services business. Within the traditional distribution model, the distributor buys, holds title to, and sells products and/or services to resellers who, in turn, typically sell directly to end-users, or other resellers. Product manufacturers and publishers, which we collectively call suppliers or vendors, sell directly to distributors, resellers, and end-users. While some vendors have elected to pursue direct sales strategies for particular customer and product segments, we believe that suppliers continue to embrace traditional distributors that have a global presence and are able to manage a large number of products and multiple resellers worldwide and to deliver products to market in an efficient manner. Resellers in the traditional distribution model are able to build efficiencies and reduce costs by depending on distributors for a number of services, including product availability, marketing, credit, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, provides end-users with distributors’ inventory availability. Those distributors that work with resellers to offer enhanced value-added solutions and services customized to the needs of their specific customer base are better able to succeed in this environment.

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

Company Strengths

We believe that the current technology industry environment generally favors large, financially sound distributors that have large product portfolios, economies of scale, strong business partner relationships and wide geographic reach. Two-tier distribution continues to be an integral element of the go-to-market strategy for IT manufacturers bringing products to market. We deliver value to our partners by making reseller customers more valuable to their end-user customers and suppliers more profitable. We continue to build on the strong foundation we have established over the last several years. We have identified several catalysts for growth in our core business and in new markets. We believe that the following strengths enable us to further enhance our leadership position in the IT distribution industry, expand our leadership position in adjacent technology product categories and generate sustainable, profitable growth.

•	Global Market Reach and Scale. We are the largest IT distributor in the world, by net sales. Based on currently available data, we believe that we are the market share leader, by net sales, in North America, EMEA, Asia-Pacific, and Latin America. These thriving regional businesses provide a unique global footprint that is unmatched by any of our full-line distribution competitors. Ingram Micro is the only global full-line distributor with operations in the Asia-Pacific region. Our broad global footprint enables us to serve our resellers and suppliers with our extensive sales and distribution network while mitigating the risks inherent in individual markets. Our global market coverage provides a competitive advantage with suppliers looking for worldwide market penetration. The scale and flexibility of our operations enables Ingram Micro to provide the infrastructure behind the technology value chain in all its new and traditional forms.

We have local sales offices and/or Ingram Micro representatives in 34 countries: North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka, Thailand, and Vietnam), and Latin America (Argentina, Brazil, Chile, Mexico, and Peru). We have a presence in South Africa through our joint venture with MB Technologies. Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous geographies. We sell our products and services to resellers in more than 150 countries.

As of December 29, 2007, we had 114 distribution centers worldwide. We offer more than 1,400 suppliers access to a global customer base of approximately 170,000 resellers of various categories including value-added resellers (“VARs”), corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.” A discussion of foreign exchange risks relating to our international operations is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Business Diversification. Our ability to execute on new initiatives and adapt to new business models provides a competitive advantage by allowing us to overcome the risks and volatility of a single market, vendor or product segment.

•	Products. In addition to our extensive market reach, our broad base of products allows us to better serve our customers, as well as mitigate risk. Our broad line card, or catalog of product offerings, makes us less vulnerable to market dynamics or actions by any one vendor or segment. Based on publicly available information, we believe we offer the largest breadth of products in the IT industry. We continuously focus on refreshing our business with new, high-potential products and services. We are focused on moving deeper into new adjacent product categories and globalizing our efforts. Our position in the CE market has been further strengthened with the 2007 acquisition of North American CE accessories distributor, DBL. While our AVAD division positions Ingram Micro as the leader in the high-end custom installation market, DBL brings us to the forefront in the independent retail market with complementary products and services for a new and expansive customer base. We remain focused on our expansion in the mobile convergence market. As one of the few distributors with telecom carrier relationships throughout the world, Ingram Micro is positioned to benefit from the robust demand for smart handheld and converged devices. We believe that these adjacent product categories will provide a solid platform for growth. We continue to invest in technologies that will offer higher growth and value-add opportunities as exemplified by our acquisition of VPN Dynamics, a network security products training and services provider, and by our minority investment in a related company, Securematics, a network security products and solutions distributor. Ingram Micro is increasingly focused on expansion in higher-end technical solutions as demonstrated by the 2007 launch of the Infrastructure Technology Solutions Division in North America and similar groups in other regions, which enable reseller partners to sell and support complex infrastructure solutions and effectively compete against larger and better-funded systems integrators in providing technology solutions. In support of our strategy to diversify revenue streams and expand addressable markets, we continue to build our private label business under the V7 brand. New products and expanded product lines were added during 2007 to our V7 line which is currently distributed in 27 countries.

•	Services. Services is one of the fastest-growing segments of IT spending. Ingram Micro is intent on building its service offerings which will enhance our gross margin profile with no inventory risk while allowing us to bring additional value to our customers and become more connected to our resellers’ end-user customers. Augmenting advances made through the 2006 launch of Ingram Micro Services Division (North America), we continue to roll out new managed services offerings for VARs to offer to their end-users. Ingram Micro often reduces the costs for VARs to deliver IT managed services through the use of our tools and applications, creating value and loyalty among our VAR customers. Ingram Micro Logistics provides end-to-end order management and logistics supply-chain services to manufacturers, retailers, Internet software, hardware and consumer electronics companies on a fee-for-service basis. In certain countries we provide logistics services to cellular/phone operators, including breaking bulk, retail kitting, SIM card administration, and distribution, as well as warranty services for a number of vendors. In addition, we also surround products and programs with our own services to resellers, such as technical support and financing. Although services represent one of the initiatives of our long-term strategy, they have represented less than 10% of our revenues in the past and may not exceed that level in the near term.

•	Customers. Our focus on diversification extends to the wide-ranging customers we serve in each of our regions. Our customer segments are distinguished by the end-users they serve and the types of products and services they provide. We try to limit exposure to the impact of business fluctuations by maintaining a balance in the customer segments we serve. This diversification strategy has been enhanced with our additional focus on AIDC/POS, CE, home automation and entertainment, and mobility products, which offer new customer segments for our traditional IT products. For example, revenue growth for AIDC/POS products is enhanced by cross-selling IT products to AIDC/POS division customers, as well as offering Ingram Micro customers access to the AIDC/POS division’s product portfolio. We target market segments that provide growth opportunities for existing customers and vendors. The small-to-medium sized business (“SMB”) customer segment is generally one of the largest segments of the IT market in terms of revenue, and typically provides higher gross margins for distributors. Because of the number and dispersion of the SMB companies, it is a difficult segment for manufacturers to penetrate. SMB customers tend to upgrade or add systems often and employ VARs and other service providers for technology solutions in lieu of using an in-house IT staff. Our programs and services are geared to add value to VARs in a number of ways. We serve VARs with a complete “go-to-market” approach to a VAR’s business, including sales, marketing and technical support, training, solutions development, as well as expanding their end-user reach.

•	Geographic Diversification. Our presence in a larger number of markets than any other broad-based technology products distributor provides us with a more balanced global portfolio with which to mitigate risk. Our recent expansion into Africa via a joint venture with MB Technologies and our re-entry into Argentina support our growth objectives through broadened geographic reach. In our more mature markets we are leveraging our solid foundation as market leader to spur additional growth by bringing new products and services to market. We are positioned to take advantage of higher growth potential in emerging markets. In these markets, we have established strong management teams versed in best practices provided by key management from established markets.

•	Competitive Differentiation through Superior Execution. We are committed to enhancing customer loyalty and share of business by continually strengthening our value proposition. Through our understanding and fulfillment of the needs of our reseller and supplier partners, we provide our customers with the supply chain tools they require to increase the efficiency of their operations, enabling them to minimize inventory levels, improve customer delivery, and enhance profitability. We provide business information to our customers, suppliers, and end-users by leveraging our information systems. We give resellers, and in some cases their customers, real-time access to our product inventory data. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand. This information flow enables our superior execution and our ability to provide favorable order fill rates to our customers around the world while optimizing our investment in working capital. In the U.S., we host channel communities covering more than 8,000 customers. Included among our communities are Venture Tech Network and SMB Alliance, both of which provide networking opportunities, tools and support to build the reseller’s business. Through our data analytics capabilities we are able to leverage our industry-leading database to provide valuable data for our vendors in the U.S.

Our commitment to outperform our peers in all geographies through superior execution and a customer-centric focus has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro over the past year. In 2007, Ingram Micro was awarded first place in Fortune Magazine’s 2007 list of “Most Admired Companies” in the Electronics and Office Equipment Wholesalers category. Within this category Ingram Micro was rated number one in innovation, people management, use of corporate assets, quality of management, and quality of products/services. In the United States, the 2007 CRN Sourcing Study, based on input from resellers and solutions providers, named Ingram Micro the Most Strategic Broadline Distribution partner, as well as the Number One Broadline Partner in six sourcing categories. Operations in Mexico and Germany were recognized for their exemplary work environments and associate development programs with best-place-to-work awards. Our vendors have recognized our efforts, as well. For example, Cisco Systems awarded Ingram Micro its 2006 Worldwide Distributor of the Year award (announced in April 2007) and IM China its 2007 Best Distributor Award. Ingram Micro North America was named Juniper Networks’ America’s Distributor of the Year for 2007. Our operations in Australia, India, and Singapore received several “Distributor of the Year” awards from vendors and channels in 2007.

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

In November 2007, Ingram Micro’s board of directors authorized a share repurchase program through which we may purchase up to $300 million of its outstanding common stock over three years. We are pursuing a balanced approach in our capital program, repurchasing shares to enhance shareholder value, while maintaining our capacity to invest in initiatives designed to fuel growth and enhance profitability.

•	Continuous Focus on Optimizing Productivity. We continue to seek ways to improve our processes and streamline our business model. We leverage our IT systems and warehouse locations to support custom shipment requirements, and by optimizing delivery methodologies, we deliver faster, while reducing shipping costs. We remain focused on ensuring that our catalog includes the products most desired by our customers, optimizing inventory management, realizing higher margin opportunities, and developing merchandising and pricing strategies that produce enhanced business results. We continue to drive productivity gains through employing the Six Sigma methodology globally. Each regional division is focused on streamlining costs and creating the most efficient infrastructure possible while investing in opportunities for growth. While investments in growth initiatives, processes and systems may result in higher operating costs in the near term, they are intended to lay the foundation for stronger operating margin performance in the future. In order to fully leverage our global operation, we make continuous investments in our IT infrastructure to drive efficiency and provide best-in-class quality in our processes and systems throughout the world.

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

We conduct business with most of the leading resellers of IT products and services around the world. Our continued expansion in the AIDC/POS and CE markets has generated opportunities to expand sales in our current customer reseller base, as well as add new reseller customers. In most cases, we have resale contracts with our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. We also have specific agreements in place with certain manufacturers and resellers in which we will provide supply chain management services such as order management, logistics management, configuration management, and procurement management services. Under these agreements either party can terminate them without cause following reasonable notice. The service offerings we provide to our customers are discussed further below under “Services.” Our business is not substantially dependent on any of these distribution or supply chain services contracts.

Sales and Marketing

We employ sales representatives worldwide who assist resellers with product and solution specifications, system configuration, new product/service introductions, pricing, and availability.

Our product management and marketing groups create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. Our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organizations, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events. We also create and utilize specialized channel marketing communities to deliver focused resources and business building support to solution providers.

Products

We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, AIDC/POS and mobility hardware worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. On a worldwide basis, our revenue mix by product category has remained relatively stable over the past several years, although it may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges:

•	IT Peripheral/CE/AIDC/POS/Mobility and Others:	40-45%
•	Systems:	25-30%
•	Software:	15-20%
•	Networking:	10-15%

IT Peripheral/CE/AIDC/POS/Mobility and Others.  We offer a variety of products within the Peripherals and Others category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	CE products such as cell phones, digital cameras, digital video disc players, game consoles, televisions, audio, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, wireless infrastructure products;

•	services provided by third parties and resold by Ingram Micro;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.

Systems.  We define our systems category as self-standing computer systems capable of functioning independently. We offer a variety of systems, such as servers, desktops, portable personal computers, tablet personal computers, and personal digital assistants (“PDAs”).

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

Networking.  Our networking category includes networking hardware, communication products and network security hardware. Networking hardware includes switches, hubs, routers, wireless local area networks, wireless wide area networks, network interface cards, cellular data cards, network-attached storage and storage area networks. Communication products incorporate Voice Over Internet Protocol, communications, modems, phone systems and video/audio conferencing. Network security hardware includes firewalls, Virtual Private Networks, intrusion detection, and authentication devices and appliances.

Services

We offer fee-based services as well as services that can be provided along with our product sales. Our fee-based services include supply chain services to suppliers and customers desiring to outsource specific supply chain functions through our Ingram Micro Logistics division in North America and existing business units in other regions. We also receive compensation for various services, including technical support, financial services, sales and marketing services, eCommerce services, licensing solutions and managed services.

Although services represent one of the initiatives of our long-term strategy, they have represented less than 10% of our annual revenues in the past and may not exceed that level in the near term.

Suppliers

Our worldwide suppliers include leading computer hardware suppliers, networking equipment suppliers, software publishers, CE manufacturers, and AIDC/POS suppliers, such as Acer; Adobe; Advanced Micro Devices Inc.; Asus; Canon USA, Inc.; Cisco; Computer Associates; EMC; Epson; Hewlett-Packard; Hitachi GST; IBM; InFocus; Intel; Juniper Networks; Kingston Technology; Lenovo; Lexmark; LG Electronics; Microsoft; Motorola; NEC Display Solutions; Oracle; Palm; Philips; Printronix; Samsung; SanDisk; Seagate; Sony; Sony Ericsson; Sun Microsystems; Symantec; Tom Tom; Toshiba; ViewSonic Corporation; VMWare; Western Digital; Xerox; and Zebra. Products purchased from Hewlett-Packard generated approximately 23%, 22%, and 23% of our net sales in fiscal years 2007, 2006 and 2005, respectively. There were no other vendors that represented 10% or more of our net sales in any of the last three years.

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

We have written distribution agreements with many of our suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute the products. The agreements also are generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. Even in cases where suppliers are not obligated to accept inventory returns upon termination many suppliers will elect to repurchase the inventory while other suppliers will either assist with liquidation or resale of the inventory.

Competition

We operate in a highly competitive environment in each of the regions in which we operate (North America, EMEA, Asia-Pacific and Latin America). Factors that we compete on include:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	price;

•	products and services availability;

•	quality and breadth of product lines and services;

•	speed and accuracy of delivery; and

•	web- or call center-based sales.

We compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors who focus upon one market or product or a particular sector with whom we compete. Examples include Avnet, Arrow, and Bell Microproducts in components and enterprise products; D&H Distributing, ADI, and BDI Laguna in consumer electronics; and ScanSource and Bluestar in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Digital China (China), Redington (India), Express Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), and Arques/Actebis (Europe). We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner to these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, may become our competitors. As some manufacturer and reseller customers move their back-room operations to distribution partners, outsourcing and value-added services may be areas of opportunity. Many of our suppliers and reseller customers are looking to outsourcing partners to perform back-room operations. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo, and UPS Supply Chain Solutions.

We are constantly seeking to expand our business into areas closely related to our core IT products and services distribution business. As we enter new business areas, including value-added services, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers.

Inventory Management

We seek to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Our business, like that of other distributors, is subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of technology products to offer distributors limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. When protection is offered, the distributor may be restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. In addition, we distribute a small amount of private label products for which price protection is not customarily contractually available, for which we do not normally enjoy return rights, and for which we bear certain increased risks. We manage these risks through pricing and continual monitoring of existing inventory levels relative to customer demand. On an ongoing basis, we reserve for excess and obsolete inventories and these reserves are appropriately utilized for liquidation of such inventories, reflecting our forecasts of future demand and market conditions.

Inventory levels may vary from period to period, due, in part, to the addition of new suppliers or new lines with current suppliers, expansion into new product areas, such as AIDC/POS and CE, and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our capital.

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

Employees

As of December 29, 2007, we employed approximately 15,000 associates worldwide (as measured on a full-time equivalent basis). Certain of our operations in EMEA and Latin America are subject to syndicates, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we reap significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries. We have a process for continuously measuring the status of associate success and responding to associate priorities. We believe that our relationships with our associates are generally good.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers of Ingram Micro is as of February 26, 2008:

Gregory M.E. Spierkel.  Mr. Spierkel, age 51, has been our chief executive officer since June 2005. He previously served as president from March 2004 to June 2005, as executive vice president and president of Ingram Micro Europe from June 1999 to March 2004, and as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to joining Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996. Mr. Spierkel is expected to be elected to the Board of Directors of PACCAR Inc. effective as of the company’s 2008 annual meeting of stockholders on April 22, 2008.

Alain Monié.  Mr. Monié, age 57, has been our president and chief operating officer since August 1, 2007. He previously served as executive vice president and president of Ingram Micro Asia-Pacific from January 2004 to August 2007. He joined Ingram Micro as executive vice president in January 2003. Previously, Mr. Monié was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monié also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié was elected to the Board of Directors of Jones Lang LaSalle Incorporated in October 2005.

William D. Humes.  Mr. Humes, age 43, has been our executive vice president and chief financial officer since April 2005. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Keith W.F. Bradley.  Mr. Bradley, age 44, has been our executive vice president and president of Ingram Micro North America since January 2005. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with PricewaterhouseCoopers LLP in the United Kingdom, United Arab Emirates and the United States.

Jay A. Forbes.  Mr. Forbes, age 47, has been our executive vice president and president of Ingram Micro Europe, Middle East & Africa since December 2007. Prior to joining Ingram Micro, Mr. Forbes served as president and chief executive officer of Aliant Inc., a $2.0 billion information and telecommunications technology company. Mr. Forbes was previously executive vice president of Corporate Resources and chief financial officer of Oxford Properties Group Inc., a leading Canadian commercial property ownership and services company with total assets of $3.5 billion. From 1993 to 2000, Mr. Forbes was employed by Emera Inc., where he held several managerial positions and led the development of the Balanced Scorecard performance management system.

Shailendra Gupta.  Mr. Gupta, age 45, has been our executive vice president, Ingram Micro Asia-Pacific since January 2008. Mr. Gupta served as our senior vice president, Ingram Micro Asia-Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia-Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

Larry C. Boyd.  Mr. Boyd, age 55, has been our senior vice president, secretary and general counsel since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Ria M. Carlson.  Ms. Carlson, age 46, has been our corporate vice president, strategy & communications, since April 2005. She previously served as vice president, investor relations & corporate communications from March 2001 through March 2005. Before joining Ingram Micro, Ms. Carlson served as vice president, communications and investor relations for Equity Marketing, Inc., an international toy and promotions company, from 1999-2001, vice president, public and investor relations for Sierra Health Services, Inc., from 1996-1999, and associate vice president, corporate communications for FHP International Corporation, a health care organization, from 1989 to 1996.

Lynn Jolliffe.  Ms. Jolliffe, age 55, has been our senior vice president, human resources since July 2007. She joined Ingram Micro in 1999 as the vice president of human resources for the European region. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

Alain Maquet.  Mr. Maquet, age 56, has been our senior vice president and president of Ingram Micro Latin America since March 2005. Mr. Maquet served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans 30 years, 25 of which are in the technology industry, and he co-started an IT distribution company before joining Ingram Micro.

Karen E. Salem.  Ms. Salem, age 46, has been our senior vice president and chief information officer since February 2005. Prior to joining Ingram Micro, Ms. Salem served as senior vice president and chief information officer of Winn-Dixie Stores, Inc., a grocery retailer from September 2002 to February 2005. Ms. Salem was previously senior vice president and chief information officer of Corning Cable Systems, a fiber optic cable/equipment manufacturer, from September 2000 to September 2002. From August 1999 to September 2000, Ms. Salem was chief information officer for AFC Enterprises, Inc., a company of four entities: Church’s Chicken and Biscuits, Popeye’s Chicken, Cinnabon and Seattle’s Best Coffee.

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

Our Annual Report on Form 10-K for the year ended December 29, 2007, our quarterly reports on Form 10-Q, our current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act, including, but not limited to, management’s expectations for process improvement; competition; revenues, expenses and other operating results or ratios; contingencies and litigation; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. Forward-looking statements also include any statement that may predict, forecast, indicate or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases.

We disclaim any duty to update any forward-looking statements. In addition, our representatives participate from time to time in:

•	speeches and calls with market analysts;

•	conferences, meetings and calls with investors and potential investors in our securities; and

•	other meetings and conferences.

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

We have made and expect to continue to make investments in new business strategies and initiatives, including acquisitions and continued enhancements to information systems, process and procedures and infrastructure on a global basis, which could disrupt our business and have an adverse effect on our operating results. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; difficulty in the integration of new employees, business systems and technology; inability to adapt to challenges of a new market; exposure to new regulations; and issues not discovered in our due diligence process. These factors could adversely affect our operating results or financial condition.

We operate a global business that exposes us to risks associated with international activities. We have local sales offices and/or Ingram Micro representatives in 34 countries, and sell our products and services to resellers in more than 150 countries. A large portion of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including trade protection laws, policies and measures; tariffs; export license requirements; economic and labor conditions; political or social unrest; economic instability or natural disasters in a specific country or region, such as hurricanes and tsunamis; environmental and trade protection measures and other regulatory requirements; health or similar issues such as the outbreak of the avian flu; tax laws in various jurisdictions around the world (as experienced in our Brazilian subsidiary); difficulties in staffing and managing international operations; and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. We manage our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments. However, we may not be able to adequately mitigate all foreign currency related risks.

We are dependent on a variety of information systems and a failure of these systems could disrupt our business and harm our reputation and net sales. We depend on a variety of information systems for our operations, including our centralized IMpulse information processing system, which supports many of our operational functions such as inventory management, order processing, shipping, receiving, and accounting. Because IMpulse is comprised of a number of legacy, internally developed applications, it can be harder to upgrade, and may not be adaptable to commercially available software. Also, we may acquire other businesses having information systems and records which may be converted and integrated into current Ingram Micro information systems. Although we have not in the past experienced material system-wide failures or downtime of any of our information systems used around the world, we have experienced failures in certain specific geographies. Failures or significant downtime for any of our information systems could prevent us from placing product orders with vendors or recording inventory received, taking customer orders, printing product pick-lists, and/or shipping and invoicing for product sold. It could also prevent customers from accessing our price and product availability information. We believe that in order to support future growth of the company, we will continue to renew our business needs and may make technology upgrades to our information systems. This can be a lengthy and expensive process that may result in a significant diversion of resources from other operations. In implementing these systems enhancements, we may experience greater-than-acceptable difficulty or costs; we may also experience significant disruptions in our business, which could have a material adverse effect on our financial results and operations, particularly if we were to replace a substantial portion of our current systems. In addition, we offer no assurance that competitors will not develop superior systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all.

Finally, we also rely on the Internet for a significant percentage of our orders and information exchanges with our customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. To date, our website has not experienced any material breakdowns, disruptions or breaches in security; however, we cannot assure that this will not occur in the future. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers, suppliers or associates. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information. This could cause us to lose business.

If a downturn in economic conditions continues for a long period of time or worsens, it will likely have an adverse impact on our business. The IT industry in general, and the IT products and services distribution industry in particular, experienced a severe downturn in demand for fiscal 2000 through most of fiscal 2003. This downturn resulted in a decline in our net sales and gross profit and impacted financial results of many of our customers and vendors. If a downturn in economic conditions continues or worsens, we may experience increased competitive pricing pressures, significant operating losses, elevated levels of obsolete inventory, inventory write-downs and larger bad debt losses. Economic downturns may also lead to restructuring actions and associated expenses. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, prospects and stock price. In addition, we may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.

Terminations of a supply or services agreement or a significant change in supplier terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations. A significant percentage of our net sales relates to products sold to us by relatively few suppliers or publishers. As a result of such concentration risk, terminations of supply or services agreements or a significant change in the terms or conditions of sale from one or more of our more significant partners could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, such as systems, limited price protection or return rights offered by suppliers may have a bearing on the amount of product we may be willing to stock. We expect restrictive supplier terms and conditions to continue in the foreseeable future. Our inability to pass through to our reseller customers the impact of these changes, as well as our failure to develop systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have a material negative impact on our gross margins.

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

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. Unanticipated changes in our tax rates could also affect our future results of operations. Our future effective income tax rates or operating margins could also be unfavorably affected by unanticipated decreases in the amount of revenue or earnings in countries in low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly evaluate our tax contingencies and uncertain tax positions to determine the adequacy of our provision for income and other taxes based on the technical merits and the likelihood of success resulting from tax examinations. Any adverse outcome from these continuous examinations may have an adverse effect on our operating results and financial position.

In this regard, we recorded a net charge of 64.8 million Brazilian reais ($30.1 million at December 29, 2007) related to commercial taxes in Brazil and have disclosed a contingency with respect to potential taxes on services in Brazil as discussed in Note 9 to our consolidated financial statements.

We cannot predict what loss we might incur as a result of the SEC inquiry we have received. In May 2007, we received a “Wells Notice” from the SEC, which indicated that the SEC staff intends to recommend an administrative proceeding against the company seeking disgorgement and prejudgment interest, though no dollar amounts were specified in the notice. The staff contends that the company failed to maintain adequate books and records relating to certain of our transactions with McAfee Inc. (formerly Network Associates, Inc.), and was a cause of McAfee’s own securities-laws violations relating to the filing of reports and maintenance of books and records. During the second quarter of 2007, we recorded a reserve of $15.0 million for the current best estimate of the probable loss associated with this matter based on discussions with the SEC staff concerning the issues raised in the Wells Notice. No resolution with the SEC has been reached at this point, however, and there can be no assurance that such discussions will result in a resolution of these issues. When the matter is resolved, the final disposition and the related cash payment may exceed the current accrual for the best estimate of probable loss. At this time, it is also not possible to accurately predict the timing of a resolution. We have responded to the Wells Notice and continue to cooperate fully with the SEC on this matter, which was first disclosed during the third quarter of 2004.

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

Changes in accounting rules could adversely affect our future operating results. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant adverse effect on our financial position or results of operations.

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

We are dependent on third-party shipping companies for the delivery of our products. We rely almost entirely on arrangements with third-party shipping companies for the delivery of our products. The termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from suppliers to us or products from us to our reseller customers or their end-user customers, could disrupt our business and harm our reputation and operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, EMEA, Latin America, and Asia-Pacific. As of December 29, 2007 we operated 114 distribution centers worldwide.

As of December 29, 2007, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which are our office/distribution facilities in Straubing, Germany.

ITEM 3.  LEGAL PROCEEDINGS

In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, it had been our opinion, based upon the advice of outside legal counsel, that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, it is now our opinion, based on the advice of outside legal counsel, that it is probable such commercial taxes will be due. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar which was applicable when the charge was recorded. In the fourth quarter of 2007, we released a portion of the commercial tax reserve recorded in the first quarter of 2007 amounting to $3.6 million (6.5 million Brazilian reais at a December 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar). The partial reserve release was related to the unassessed period from October through December 2002, for which it is management’s opinion, based on the advice of outside legal counsel that the statute of limitations for an assessment from Brazilian tax authorities has expired.

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe, based on the advice of outside legal counsel, that we have valid defenses to the assessment of interest and penalties, which as of December 29, 2007 potentially amount to approximately $22.0 million and $27.4 million, respectively, based on the exchange rate prevailing on that date of 1.771 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($32.3 million based upon a December 29, 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is our opinion, based on the advice of outside counsel, that our subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to matter. Although we intend to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, we can make no assurances that we will ultimately be successful in our defense of this matter.

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

In August 2007, the trustee of the Refco Litigation Trust (the Trustee), filed suit in Illinois state court against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities, including the company and one of its subsidiaries, in connection with the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, Refco), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the complaint contains a single claim against the company and one of its subsidiaries, alleging that loan transactions between the company’s subsidiary and Refco in early 2000 and early 2001, aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. We intend to vigorously defend the case and does not expect the final disposition to have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

		HIGH	LOW

Fiscal Year 2007	First Quarter	$20.78	$18.64
	Second Quarter	22.02	19.28
	Third Quarter	21.97	18.26
	Fourth Quarter	21.24	18.10

Fiscal Year 2006	First Quarter	$20.54	$18.44
	Second Quarter	20.00	16.64
	Third Quarter	19.63	16.67
	Fourth Quarter	21.00	18.98

As of February 1, 2008 there were 467 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

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

Equity Compensation Plan Information.  The following table provides information, as of December 29, 2007, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareowners and (ii) all compensation plans not previously approved by our shareowners.

(c) Number of securities
remaining available for
	(a) Number of securities to be	(b) Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))(2)

Equity compensation plans approved by shareowners	18,865,912	$15.5921	13,910,459
Equity compensation plans not approved by shareowners	None	None	None

TOTAL	18,865,912	NA	13,910,459

(1)	Does not reflect any unvested awards of time vested restricted stock units/awards of 1,423,013 (of which 32,834 have vested; however, receipt has been deferred to a future date, in accordance with 409A compliance) and performance vested restricted stock units of 1,101,342 at 100% target and 2,681,906 at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

Share Repurchase Program

In November 2007, our Board of Directors authorized a share repurchase program, through which the company may purchase up to $300 million of its outstanding shares of common stock, over a three-year period. Under the program, the company may repurchase shares in the open market and through privately negotiated transactions. The repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. Through December 29, 2007, we purchased 1,301,491 shares of our common stock for an aggregate cost of $25.1 million.

The following table provides information about our share repurchase activity for the quarter ended December 29, 2007:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total # of	Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
Fiscal Month Period	Purchased	Per Share	Program(1)	the Program

November 3 – December 1, 2007	691,591	$19.70	691,591	$286,378,375
December 2 – December 29, 2007	609,900	$18.76	1,301,491	$274,939,364

(1)	The company has, and may continue from time to time, to effect open market purchases during open trading periods and open market purchases through 10b5-1 plans, which allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents our selected consolidated financial data, which includes the results of operations of our acquisitions that have been consolidated with our results of operations beginning on their acquisition dates. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to 2007, 2006, 2005, 2004, and 2003 represent the fiscal years ended December 29, 2007 (52-weeks), December 30, 2006 (52-weeks), December 31, 2005 (52-weeks), January 1, 2005 (52-weeks), and January 3, 2004 (53-weeks), respectively.

	2007	2006	2005	2004	2003
		(Dollars in 000s, except per share data)

Selected Operating Information
Net sales	$35,047,089	$31,357,477	$28,808,312	$25,462,071	$22,613,017
Gross profit(1)	1,909,298	1,685,285	1,574,978	1,402,042	1,223,488
Income from operations(1)	446,420	422,444	362,186	283,367	156,193
Income before income taxes(2)	385,238	367,333	301,937	263,276	115,794
Net income(3)	275,908	265,766	216,906	219,901	149,201
Basic earnings per share — net income	1.61	1.61	1.35	1.41	0.99
Diluted earnings per share — net income	1.56	1.56	1.32	1.38	0.98
Weighted average common shares outstanding:
Basic	171,640,569	165,414,176	160,262,465	155,451,251	151,220,639
Diluted	176,951,694	170,875,794	164,331,166	159,680,040	152,308,394
Selected Balance Sheet Information
Cash and cash equivalents	$579,626	$333,339	$324,481	$398,423	$279,587
Total assets	8,975,001	7,704,307	7,034,990	6,926,737	5,474,162
Total debt(4)	523,116	509,507	604,867	514,832	368,255
Stockholders’ equity	3,426,942	2,920,475	2,438,598	2,240,810	1,872,949

(1)	Includes credit adjustment to reorganization costs of $1,091, $1,727 and $2,816 in 2007, 2006 and 2004, respectively, for previous actions and reorganization costs of $16,276 and $21,570 in 2005 and 2003, respectively, as well as other major-program costs of $22,935 and $23,363 in 2005 and 2003, respectively, charged to selling, general and administrative expenses, or SG&A expenses, and $443 in 2003 charged to costs of sales, which were incurred in the implementation of our broad-based reorganization plan, our comprehensive profit enhancement program and additional profit enhancement opportunities (see Note 3 to our consolidated financial statements). Fiscal 2007 includes a net charge to costs of sales of $30,134 related to a reserve recorded for certain commercial taxes in Brazil, a charge to SG&A expenses related to a reserve of $15,000 for estimated losses associated with the SEC matter regarding certain transactions with McAfee, Inc. (formerly NAI) from 1998 through 2000 and a reduction to SG&A expenses related to a gain of $2,859 from the sale of our Asian semiconductor business. Fiscal 2007 and 2006 includes $37,875 and $28,875, respectively, of stock-based compensation expense resulting from the 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment.” Fiscal 2003 includes a charge of $20,000 related to the bankruptcy of Micro Warehouse in the United States, one of our former customers, of which $4,250 was subsequently recovered in 2006 from the bankruptcy proceedings.

(2)	Includes items noted in footnote (1) above as well as a loss of $8,413 on the redemption of senior subordinated notes in 2005 and a gain on forward currency hedge of $23,120 in 2004 related to our Australian dollar denominated purchase of Tech Pacific.

(3)	Includes items noted in footnotes (1) and (2) above, as well as the reversal of deferred tax liabilities of $801, $2,385, $41,078 and $70,461 in 2006, 2005, 2004 and 2003, respectively, related to the gains on sale of available-for-sale securities. Additionally, 2007 results include the reversal of $4,875 in tax liabilities following the completion of the U.S. IRS’s audit of the 2001 through 2003 tax years.

(4)	Includes trade accounts receivable-backed financing facilities, senior subordinated notes, revolving credit facilities and other long-term debt including current maturities, but excludes off-balance sheet debt of $68,505 and $60,000 at the end of fiscal years 2006 and 2003, respectively, which amounts represent the undivided interests in transferred accounts receivable sold to and held by third parties as of the respective balance sheet dates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

Sales

We are the largest distributor of IT products and services worldwide based on net sales. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. Prior to 2004, we witnessed the reduction of our annual net sales as a result of the general decline in demand for IT products and services throughout the world, the decision of certain vendors to pursue a direct sales model, and our exit from or downsizing of certain markets in Europe, Middle East and Africa, or EMEA, and Latin America. Since then, our net sales have grown from $22.6 billion in 2003 to a record high of $35.0 billion in 2007, with annual sales growth ranging from nine percent to thirteen percent. These increases primarily reflect the improving demand environment for IT products and services in most economies worldwide as well as the additional revenue arising from the integration of numerous acquisitions worldwide, such as Techpac Holdings Limited, or Tech Pacific, and Nimax in 2004, AVAD in 2005, Symtech Nordic AS, or Symtech, in 2006, VPN Dynamics, or VPN, Securematics, and DBL Distributing Inc., or DBL, in 2007; the addition of new product categories and suppliers; the addition and expansion of adjacent product lines and services; the addition of new customers; and increased sales to our existing customer base. Several factors could adversely affect our revenues and profitability over the near term including: a downturn in economic conditions over an extended period in the major markets that we operate, competitive pricing pressures, the expansion of a direct sales strategy by one or more of our major vendors and/or a decline in the overall demand for IT products and services.

Gross Margin

The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales (“gross margin”) and narrow income from operations as a percentage of net sales (“operating margin”). Historically, our margins have been negatively impacted by extensive price competition, as well as changes in vendor terms and conditions, including, but not limited to, significant reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors and reduced time periods qualifying for price protection. To mitigate these factors, we have implemented, and continue to refine, changes to our pricing strategies, inventory management processes and vendor program processes. We continuously monitor and change, as appropriate, certain of the terms and conditions offered to our customers to reflect those being set by our vendors. In addition, we have pursued expansion into adjacent product markets such as automatic identification and data capture/point-of-sale, or AIDC/POS, and consumer electronics and related products and accessories, which generally have higher gross margins, and into certain service categories, including our Ingram Micro Logistics fee-for-service fulfillment business. As a result, our overall gross margin, has remained relatively stable, ranging from 5.4% to 5.5% on an annual basis from 2003 through 2007. Our gross margin in 2007 was adversely affected by a net charge of nine basis points relating to a reserve recorded for commercial taxes on software imports in Brazil, reflecting new tax legislation enacted on February 28, 2007, partially offset by the positive impact of eight basis points from the reporting of vendor warranty contract sales in North America as net fees. Previously, such vendor warranty contract sales had been recorded on a gross revenue basis. We expect that restrictive vendor terms and conditions and competitive pricing pressures will continue, and if they worsen in the foreseeable future, may hinder our ability to maintain and/or improve our gross margins or overall profitability from the levels realized in recent years.

Selling, General and Administrative Expenses or SG&A Expenses

With the significant decline in our net sales during 2001 through 2003 due to the general decline in demand for IT products and services throughout the world, we experienced a significant increase in our SG&A expenses as a percentage of net sales. As a result, we initiated a comprehensive profit enhancement program in September 2002 and other detailed actions across all our regions to streamline operations, improve services and generate operating income improvements. In April 2005, we announced an outsourcing and optimization plan to improve operating efficiencies within the North American region and, as part of the plan, we also restructured and consolidated other job functions within the North American region. We completed the integration of operations of our pre-existing Asia-Pacific business with Tech Pacific in 2005. In 2006, we outsourced IT application development functions to enhance capabilities while maintaining effective cost control in this area. As a result of these actions and the increases in net sales, we reduced our SG&A expenses from 4.6% in 2003 to 4.4%, 4.1% and 4.0% of net sales in 2004, 2005 and 2006, respectively. In 2007, SG&A expenses increased to 4.2% of net sales primarily due to the reserve for estimated losses related to the SEC matter (approximately four basis points of net sales), the addition of operating expenses from our recent acquisitions which have higher gross margins but also higher operating expense ratios, and investments in other strategic initiatives, partially offset by a gain on the sale of our semiconductor business in Asia-Pacific and continued cost control measures throughout our business. Our SG&A expenses in 2007 and 2006 included charges related to stock-based compensation expense resulting from our 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“FAS 123R”). These charges represent approximately 11 and nine basis points of net sales in 2007 and 2006, respectively. We continue to pursue and implement business process improvements, core IT systems enhancements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term. Implementation of other actions, including integration of acquisitions in the future, if any, could result in additional costs as well as additional operating income improvements.

Our Reorganization and Profit Enhancement Programs

In September 2002, we announced a comprehensive profit enhancement program, which was designed to improve operating income through enhancements in gross margin and reduction of SG&A expense. Key components of this initiative included enhancement and/or rationalization of vendor and customer programs, optimization of facilities and systems, outsourcing of certain IT infrastructure functions, geographic consolidations and administrative restructuring. In 2003, we incurred $31.0 million of costs ($138.9 million from inception of the program through the end of fiscal year 2003) related to this profit enhancement program. The 2003 costs consisted primarily of reorganization costs of $13.6 million and other program implementation costs, or other major-program costs, of $17.4 million charged to SG&A expenses. We realized significant benefits from the reduction in certain SG&A expenses and from gross margin improvements as a result of our comprehensive profit enhancement program. During 2003, we incurred incremental reorganization costs of $8.0 million and incremental other major-program costs of $6.4 million ($6.0 million charged to SG&A expenses and $0.4 million charged to cost of sales), which were not part of the original scope of the profit enhancement program announced in September 2002. These costs primarily related to the further consolidation of our operations in the Nordic region of Europe and a loss on the sale of a non-core German semiconductor equipment distribution business. These actions resulted in additional operating income improvements primarily in the EMEA region.

During 2005, we incurred integration expenses of $12.7 million related to our acquisition of Tech Pacific, comprised of $6.7 million of reorganization costs primarily for employee termination benefits, facility exit costs and other contract termination costs for associates and facilities of Ingram Micro made redundant by the acquisition as well as $6.0 million of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of Tech Pacific (see Note 3 to our consolidated financial statements). We substantially completed the integration of the operations of our pre-existing Asia-Pacific business with Tech Pacific in the third quarter of 2005. We also announced an outsourcing and optimization plan to improve operating efficiencies within our North American region. The plan, which was completed by 2006, included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, we also restructured and consolidated other job functions within the North American region. Total costs of the actions, or major-program costs, incurred in 2005 were $26.6 million ($9.7 million of reorganization costs, primarily for workforce reductions and facility exit costs, as well as $16.9 million of other costs charged to SG&A primarily for consulting, retention and other expenses).

In 2006, we incurred approximately $10.3 million of incremental technology enhancement costs primarily associated with our decision to outsource certain IT application development functions to a leading global IT outsource service provider, which we believe will improve our capabilities and more effectively manage costs over the long-term. Most of the expenses incurred were for separation costs and other transition expenses, as well as for expenditures related to improving our existing systems.

Acquisitions

Paradigm

In January 2008, we acquired the assets of privately held Paradigm Distribution Ltd., a key distributor in the United Kingdom of mobile data and AIDC/POS technologies to solution providers and system integrators, expanding our reach to value-added distribution of mobile data and AIDC/POS solutions in EMEA.

DBL

In June 2007, we acquired certain assets and liabilities of DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also publishes the most comprehensive consumer electronics wholesale catalog in the industry. This acquisition strengthens our position in the consumer electronics market through our entry into the independent retail market.

VPN and Securematics

In March 2007, we acquired all the outstanding shares of VPN and a minority interest of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. This acquisition enhances our value as a one-stop shop for network security solution and service providers.

SymTech

In June 2006, we acquired the assets of SymTech, the leading Nordic distributor of automatic identification and data capture and point-of-sale technologies to solution providers and system integrators, extending our entry to value-added distribution of AIDC and POS solutions in EMEA.

AVAD

In July 2005, we acquired certain assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the United States. This acquisition accelerated our entry into the adjacent consumer electronics market and improves the operating margin in our North American operations.

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

Working Capital and Debt

The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied heavily on trade credit from vendors, accounts receivable financing programs and our debt facilities for our working capital needs. Due to our narrow operating margin, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt levels. However, our debt levels may fluctuate significantly on a day-to-day basis due to timing of customer receipts and periodic payments to vendors. Our future debt requirements may increase to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions.

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

•	Goodwill, Intangible Assets and Other Long-Lived Assets — Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” eliminated the amortization of goodwill but requires that goodwill be reviewed at least annually for potential impairment. In the fourth quarters of 2007, 2006 and 2005, we performed our annual impairment tests of goodwill for our reporting units of North America, EMEA and Asia-Pacific. There is no recorded goodwill in Latin America. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. In connection with these tests, valuations of the individual reporting units were determined with the assistance of an independent third-party valuation firm. No impairment was indicated based on these tests. However, if actual results are substantially lower than our projections underlying these valuations, or if market discount rates increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

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

•	Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning actions and strategies. We provide a valuation allowance against these deferred tax assets unless it is more likely than not that they will ultimately be realized based on our estimates of future taxable income in the various taxing jurisdictions and other applicable factors.

The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in our consolidated statement of income.

•	Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, including those noted in Item 3. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Ultimate resolution of these matters could materially impact our consolidated results of operations, cash flows or financial position (see Note 9 to our consolidated financial statements).

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

	2007		2006		2005

Net sales by geographic region:
North America	$13,923	39.7%	$13,585	43.3%	$12,217	42.4%
EMEA	12,439	35.5	10,754	34.3	10,424	36.2
Asia-Pacific	7,133	20.4	5,537	17.7	4,843	16.8
Latin America	1,552	4.4	1,481	4.7	1,324	4.6

Total	$35,047	100.0%	$31,357	100.0%	$28,808	100.0%

As presented below, our income from operations in North America for 2007 includes a charge of $15.0 million or 0.1% of North American net sales for estimated losses related to the SEC matter discussed in Note 9 to our consolidated financial statements. In addition, our loss from operations in Latin America in 2007 includes a net Brazilian commercial tax charge of $30.1 million or 1.9% of Latin American net sales (0.1% of consolidated net sales), also discussed in Note 9.

	2007		2006		2005

Operating income (loss) and operating margin (loss) by geographic region:
North America	$219.9	1.6%	$225.2	1.7%	$157.6	1.3%
EMEA	151.5	1.2	126.8	1.2	143.4	1.4
Asia-Pacific	117.3	1.6	69.4	1.3	39.8	0.8
Latin America	(4.4)	(0.3)	29.9	2.0	21.4	1.6
Stock-based compensation expense recognized under FAS 123R	(37.9)	—	(28.9)	—	—	—

Total	$446.4	1.3%	$422.4	1.4%	$362.2	1.3%

We sell products purchased from many vendors, but generated approximately 23%, 22%, and 23% of our net sales in fiscal years 2007, 2006 and 2005, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2007(1)	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	94.6	94.6	94.5

Gross profit	5.4	5.4	5.5
Operating expenses:
Selling, general and administrative	4.2	4.0	4.1
Reorganization costs (credits)	(0.0)	(0.0)	0.1

Income from operations	1.3	1.4	1.3
Other expense, net	0.2	0.2	0.2

Income before income taxes	1.1	1.2	1.1
Provision for income taxes	0.3	0.3	0.3

Net income	0.8%	0.9%	0.8%

(1)	The percentages do not foot due to rounding.

Results of Operations for the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Our consolidated net sales were $35.0 billion, $31.4 billion and $28.8 billion in 2007, 2006 and 2005, respectively. The year-over-year growth in our consolidated net sales of 12% and 9% in 2007 and 2006, respectively, reflects the robust growth in our Asia-Pacific region, a continued strong demand environment for IT products and services across most economies in which we operate globally, the translation impact of the strengthening foreign currencies compared to the U.S. dollar (which contributed approximately five percentage-points in 2007 and less than one percentage-point in 2006 of our worldwide growth) and additional revenue arising from our recent acquisitions, particularly AVAD in July 2005, VPN and Securematics in March 2007 and DBL in June 2007. However, softening demand due to a general economic downturn, the impact of credit markets on our customers or other market factors, as well as competitive pricing pressures, the expansion of a direct sales strategy by one or more of our major vendors and/or changes in terms and conditions by our vendors could adversely affect the current improvements in our revenues and profitability over the near term.

Net sales from our North American operations were $13.9 billion, $13.6 billion and $12.2 billion in 2007, 2006 and 2005, respectively, representing year-over-year increases of 2.5% and 11.2% in 2007 and 2006, respectively. Our North American revenue growth reflected growth in the overall demand for IT products and services in the region during the period, as well as the additional revenue of $0.2 billion in 2007 arising from the acquisitions of VPN, Securematics and DBL and $0.2 billion in 2006 arising from the acquisition of AVAD. In the first quarter of 2007, we prospectively revised our presentation of sales of vendor warranty service contracts such that these revenues are now being presented on an agency basis as net fees compared to gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share in 2007 but had an approximate four percentage-point negative impact on the North American revenue increase in 2007. Net sales from our EMEA operations were $12.4 billion, $10.8 billion and $10.4 billion in 2007, 2006 and 2005. The year-over-year growth in EMEA net sales of 15.7% and 3.2% in 2007 and 2006, respectively, reflected growth in the overall demand for IT products and services in the region. The translation impact of the relatively stronger European currencies compared to the U.S. dollar resulted in an increase in EMEA net sales of approximately 11 percent in 2007 and two percent in 2006. Our EMEA net sales in 2006 had been tempered by complications associated with the implementation of a new warehouse management system in Germany. These operational issues have been resolved, and during the first half of 2007, our EMEA region strived to recover the market share lost during the 2006 operational complications. Net sales from our Asia-Pacific operations were $7.1 billion, $5.5 billion and $4.8 billion in 2007, 2006 and 2005, respectively. The year-over-year growth in

Asia-Pacific net sales of 28.8% and 14.3% in 2007 and 2006, respectively, primarily reflects the strong demand for IT products and services across the region and the appreciation of regional currencies compared to the U.S. dollar, which had an approximate 10 percentage-point positive impact on Asia-Pacific net revenues in 2007 and one percentage-point negative impact in 2006. Net sales from our Latin American operations were $1.6 billion, $1.5 billion and $1.3 billion in 2007, 2006 and 2005, respectively. The year-over-year growth in Latin America net sales of 4.8% and 11.8% in 2007 and 2006, respectively, primarily reflects the overall demand for IT products and services in the region.

Our gross margin was 5.4% in 2007 and 2006, slightly down from the gross margin of 5.5% in 2005. In 2007, we recorded a net charge of $30.1 million to cost of sales to reserve for commercial taxes on software imports in Brazil, reflecting new tax legislation enacted on February 28, 2007. This charge adversely affected our gross margin in 2007 by approximately nine basis points of net sales, offset by: the positive impact from the net reporting of warranty contract sales in North America; the acquisition of certain businesses, such as AVAD and DBL, which have higher gross margins but also higher operating expenses; and other general enhancements in gross margin. The slight decrease in 2006 compared to 2005 reflected a continuing competitive pricing environment in certain markets in which we operate, and the impact from the issues with the implementation of our German warehouse management system, partially offset by the results of our ongoing product diversification strategy. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative net sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total SG&A expenses were $1.5 billion, $1.3 billion and $1.2 billion in 2007, 2006 and 2005, respectively. Total SG&A expense as a percentage of net sales was 4.2%, 4.0% and 4.1% in 2007, 2006 and 2005, respectively. In 2007, SG&A increased as a percentage of net sales primarily due to the charge of $15.0 million (or four basis points of sales in 2007) to reserve for estimated losses related to the SEC matter, the increase in stock-based compensation by $9.0 million year-over-year, the residual costs associated with a warehouse management system upgrade in Germany during the first half of 2007, the addition of operating expenses from our recent acquisitions, which generally operate with higher operating expenses and gross profit as a percentage of net sales compared to our existing business, and investments in other strategic initiatives. These factors were partially offset by a gain of $2.9 million from the sale of our Asian semiconductor business and continued cost control measures throughout our business. In 2006, SG&A as a percentage of net sales increased compared to 2005, primarily due to stock-based compensation expense resulting from the adoption of FAS 123R during the year of $28.9 million or 0.1% of net sales, approximately $10.3 million in incremental technology enhancement costs primarily related to the outsourcing of certain of our application development functions, the addition of AVAD, the implementation of a new warehouse management system in Germany and increased expenses required to support the growth of our business in 2006. These factors were partially offset by the lack of the major-program and integration costs in 2006 compared to implementation costs of $16.9 million related to our outsourcing and optimization plan in North America in 2005 and acquisition-related costs of $6.0 million associated with the integration of Tech Pacific in 2005, as well as savings associated with the implementation of these programs upon their completion, and continued cost control measures. We continue to pursue and implement business process improvements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term.

As previously discussed, in 2007 and 2006, the net credit adjustments to reorganization costs were $1.1 million and $1.7 million, respectively, primarily related to favorable resolution of obligations associated with prior actions. In 2005, reorganization costs were $16.3 million related to our outsourcing and optimization plan in North America and integration of Tech Pacific (see Note 3 to our consolidated financial statements). We may pursue other business process or organizational changes in our business, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future.

Our operating margin was 1.3% in 2007 compared to 1.4% and 1.3% 2006 and 2005, respectively. The decrease in operating margin in 2007 compared to 2006 was driven primarily by the Brazilian commercial tax charge and the charge for the previously discussed SEC matter, partially offset by a gain on the sale of our semiconductor business in Asia-Pacific, which collectively had a net negative impact on operating margin of

0.1% in 2007. The slight increase in 2006 compared to 2005 primarily reflected the increase in net sales and reduction of SG&A expenses while maintaining relatively stable gross margins. Our North American operating margin was 1.6% in 2007 compared to 1.7% and 1.3% in 2006 and 2005, respectively. The decrease in operating margin for North America in 2007 compared to 2006 reflects the charge for the previously discussed SEC matter, which negatively impacted the region’s operating margin by 0.1%, as well as competitive pressures on pricing. The increase in operating margin for North America in 2006 compared to 2005 reflects the economies of scale from the higher volume of business, the expansion into adjacent product markets with higher margins and the reduction of reorganization and other major-program costs, partially offset by competitive pressures on pricing. Our EMEA operating margin was 1.2% in 2007 compared to 1.2% and 1.4% in 2006 and 2005, respectively. Operating margin for EMEA was negatively impacted by the implementation of the new warehouse management system in Germany in the third quarter of 2006, which negatively impacted profitability through the first half of 2007 as we sought to address the operational issues and win back market share temporarily lost by the operational complications arising from this conversion. Vendor consolidation actions also exerted pressure on gross margin in the first half of 2006, as well as a generally competitive environment in the region. Our Asia-Pacific operating margin was 1.6% in 2007 compared to 1.3% and 0.8% in 2006 and 2005, respectively. The Asia-Pacific operating margin improved over the period primarily due to the contribution of the fully integrated operations of Tech Pacific, which was acquired in November 2004, as well as improvements and strengthening of our operating model, the economies of scale associated with the higher volume of business, the gain of approximately four basis points from the sale of our Asian semiconductor business and ongoing cost containment efforts. Our Latin American operating margin was a loss of 0.3% in 2007 compared to a profit of 2.0% and 1.6% in 2006 and 2005, respectively. The strengthening of our business processes in Latin America positively impacted operating margin in this region from 2005 through 2007, however, the loss in 2007 was largely attributable to the commercial tax charge in Brazil, which was approximately 1.9% of Latin American revenues. As emerging markets, we expect some volatility in the overall Asia-Pacific and Latin American regional results as they mature.

Other expense (income) consisted primarily of interest income and expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred net other expense of $61.2 million, or 0.2% as a percentage of net sales, in 2007 compared to $55.1 million, or 0.2% as a percentage of net sales, in 2006 and $60.2 million, or 0.2% as a percentage of net sales, in 2005. The increase in 2007 other expense (income) compared to 2006 is commensurate with the overall growth in the business and is also reflective of higher market interest rates on certain variable rate debt. The decrease in 2006 dollar amount compared to 2005 primarily reflects the loss of $8.4 million on the redemption of the senior subordinated notes and related interest-rate swap agreements in 2005, partially offset by higher interest rates and debt associated with the higher volume of business.

Our provision for income taxes in 2007, 2006 and 2005 was $109.3 million, $101.6 million and $85.0 million, respectively. Our effective tax rate in 2007, 2006 and 2005 was 28.4%, 27.6% and 28.2%, respectively. The changes in our effective tax rates in 2007, 2006 and 2005 are primarily attributable to the changes in the proportion of income earned within the various taxing jurisdictions and impacts of our ongoing tax strategies. Our effective tax rate in 2007 was negatively impacted by the $30.1 million net Brazilian commercial tax charge, for which we did not recognize an income tax benefit.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 29, 2007. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

				Income		Diluted
			Income	Before		Earnings
	Net	Gross	From	Income	Net	Per
	Sales	Profit	Operations	Taxes	Income	Share
	(In millions, except per share data)

Fiscal Year Ended December 29, 2007
Thirteen Weeks Ended:(1)
March 31, 2007	$8,245.7	$408.8	$73.7	$58.3	$37.0	$0.21
June 30, 2007	8,186.1	442.8	85.7	70.5	52.4	0.30
September 29, 2007	8,607.9	474.9	111.0	98.5	72.4	0.41
December 29, 2007	10,007.4	582.8	176.0	157.9	114.1	0.64
Fiscal Year Ended December 30, 2006
Thirteen Weeks Ended:
April 1, 2006	$7,598.8	$405.5	$98.9	$85.7	$61.7	$0.36
July 1, 2006	7,395.6	391.7	88.0	74.7	53.8	0.32
September 30, 2006	7,510.3	405.7	93.8	81.3	58.5	0.34
December 30, 2006	8,852.8	482.4	141.7	125.6	91.8	0.53

(1)	Includes the pre-tax impact of the following: first quarter, $33.8 million reserve for commercial taxes in Brazil, recorded in cost of sales; second quarter, $15.0 million reserve for estimated losses associated with the SEC matter regarding certain transactions with McAfee, Inc. (formerly NAI) from 1998 through 2000, recorded as a charge to SG&A expense; and fourth quarter, $3.6 million partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales, and a $2.9 million gain on the sale of our Asian semiconductor business, recorded as a reduction of SG&A expense.

Liquidity and Capital Resources

Cash Flows

We have financed our growth and cash needs largely through income from operations, available cash, trade and supplier credit, borrowings under revolving trade accounts receivable-backed financing programs and revolving credit and other facilities. The following is a detailed discussion of our cash flows for 2007, 2006 and 2005.

Our cash and cash equivalents totaled $579.6 million and $333.3 million at December 29, 2007 and December 30, 2006, respectively.

Operating activities provided net cash of $285.9 million, $50.7 million, and $8.2 million in 2007, 2006 and 2005, respectively. The net cash provided by operating activities in 2007 was primarily due to net income before noncash charges, partially offset by a net increase in working capital due to the higher volume of business. The net cash provided by operating activities in 2006 principally reflects net income before noncash charges, partially offset by a net increase in working capital. The increase in working capital largely reflects the higher volume of business, higher inventory levels due to the warehouse management system issues in Germany and timing of certain product purchases. The net cash provided by operating activities in 2005 principally reflects our net income before noncash charges and reduction of other current assets, partially offset by a decrease in accrued expenses and an increase in our working capital. The reduction of other current assets and accrued expenses primarily relates to the settlement of a currency interest-rate swap and related collateral deposits. The increase in working capital largely reflects the growth of our business in 2005 and a decrease in days of accounts payable outstanding at the end of 2005.

Investing activities used net cash of $160.5 million, $105.3 million and $179.4 million in 2007, 2006 and 2005, respectively. The net cash used by investing activities in 2007 was primarily due to cash payments related to acquisitions of $129.0 million and capital expenditures of $49.8 million, partially offset by the proceeds from the sale of our Asia Pacific semiconductor business. The net cash used by investing activities in 2006 was primarily due to capital expenditures of $39.2 million, short-term collateral deposits on financing arrangements of $35.0 million and cash payments related to acquisitions, including the first earn-out payment of $30.0 million for AVAD discussed below. The net cash used by investing activities in 2005 was due to business acquisitions of $140.6 million (primarily AVAD in North America) and capital expenditures of $38.8 million. As our business has continued to grow over recent years and we have continued to integrate acquisitions of core and adjacent businesses, investments are necessary in our underlying infrastructure, business processes and core IT systems in order to continue to effectively manage the higher volume and greater diversity. As a result, we presently expect our capital expenditures will approximate $80 million in 2008.

Financing activities provided net cash of $87.8 million, $52.7 million and $120.4 million in 2007, 2006 and 2005, respectively. The net cash provided by financing activities in 2007 primarily reflects the proceeds from the exercise of stock options of $66.7 million and an increase in our book overdrafts of $41.9 million, partially offset by our repurchase of Class A common stock of $25.1 million under our $300 million stock repurchase program instituted in the fourth quarter of 2007. The net cash provided by financing activities in 2006 primarily reflects the proceeds from the exercise of stock options of $98.1 million and an increase in our book overdrafts of $42.2 million, partially offset by the net payments of debt facilities of $96.5 million. The net cash provided by financing activities in 2005 primarily reflects the net proceeds from our debt facilities of $305.8 million and proceeds from the exercise of stock options of $49.3 million, partially offset by the redemption of our senior subordinated notes of $205.8 million. The increase in debt in 2005 primarily reflects higher financing needs as a result of the acquisition of AVAD as well as the funds to redeem our senior subordinated notes.

Acquisitions and Disposition

In December 2007, we closed the sale of our Asian semiconductor business for a cash price of $18.2 million. As a result, we recorded a pre-tax gain of $2.9 million, which is reported as a reduction to SG&A expenses in our consolidated statement of income. We allocated $5.8 million of Asia-Pacific goodwill as part of the disposition of the semiconductor business and the determination of the associated gain on sale.

In June 2007, we acquired certain assets and liabilities of DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also publishes the most comprehensive consumer electronics wholesale catalog in the industry. DBL was acquired for $102.2 million, which includes related acquisition costs, plus an estimated working capital adjustment, which is subject to a final true-up to be agreed to by the two parties. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $59.7 million, trade names of $11.6 million with estimated useful lives of 20 years and other intangible assets of $12.8 million primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years.

In March 2007, we acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. Our interests in these related entities were acquired for an aggregate purchase price of $26.8 million, including related acquisition costs and a milestone achievement payment. We have an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1.0 million, which has been recorded in accrued expenses in our consolidated balance sheet at December 29, 2007. The holders of the remaining 51% interests in Securematics also have the option to require us to purchase their interests for the same amount, after two years from the transaction date. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” The purchase agreement also provides for us to pay the sellers additional contingent consideration of up to $3.2 million, if certain performance levels are achieved, over the two-year period following the date of acquisition. Such payment, if any, will be recorded as an adjustment to the purchase price. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $18.9 million, trade names of $3.8 million with estimated useful lives of 20 years, other intangible assets of $4.0 million, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3.2 million related to the intangible assets, none of which are deductible for tax purposes.

In June 2006, we acquired the assets of SymTech, the leading Nordic distributor of automatic identification and data capture and point-of-sale technologies to solution providers and system integrators. The purchase price for this acquisition consisted of a cash payment of $3.6 million, resulting in the recording of $0.9 million of goodwill and $0.2 million of amortizable intangible assets primarily related to customer relationships and non-compete agreements.

In July 2005, we acquired certain net assets of AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S. This strategic acquisition accelerated our entry into the adjacent CE market and has improved operating margin in our North American operations. AVAD was acquired for an initial purchase price of $166.4 million including acquisition related costs and earn-out payments achieved through December 29, 2007. The purchase agreement also requires us to pay the seller remaining earn-out payments of up to $50 million through 2008, if certain performance levels are achieved, and additional payments of up to $100 million are possible in 2010, if extraordinary performance levels are achieved over the five-year period following the date of acquisition. Such payments, if any, will be recorded as adjustments to the purchase price. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values on the transaction date, resulting in the recording of $47.6 million of goodwill, $24.2 million of tradenames and trademarks with estimated useful lives of approximately 20 years and $28.7 million of vendor relationships and other amortizable intangible assets with average estimated useful lives of approximately 10 years.

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

We have a revolving trade accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, this program may be increased to as much as $650 million at any time prior to its maturity date of July 2010. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At December 29, 2007 and December 30, 2006, we had borrowings of $387.5 million and $234.4 million, respectively, under this revolving trade accounts receivable-backed financing program in the U.S.

We also have a trade accounts receivable-backed financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150 million Canadian dollars, or approximately $153 million at December 29, 2007. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At December 29, 2007 and December 30, 2006, we had no borrowings under this trade accounts receivable-backed financing program.

In June 2007, we extended to July 2010 the maturity of one of our revolving trade accounts receivable-backed financing facilities in Europe, which provides for a borrowing capacity of up to Euro 107 million, or approximately $157 million at December 29, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. Our other European facility, which matures in January 2009, provides for a borrowing capacity of up to Euro 230 million, or approximately $338 million, at December 29, 2007, with the same financial institution. Both of these European facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At December 29, 2007 and December 30, 2006, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities.

At December 30, 2006, we had approximately $68.5 million of accounts receivable which were sold under our trade accounts receivable factoring facilities in Europe. In March 2007, we amended these facilities, which individually provide for maximum borrowing capacities of 60 million British pound sterling, or approximately $120 million, and Euro 90 million, or approximately $132 million, respectively, at December 29, 2007. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. Pursuant to the amendment, we extended the maturities of these facilities to March 2010, on substantially similar terms and conditions that existed prior to such amendment. However, under the amended facilities, we obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the amended program structure, borrowings under these facilities are accounted for prospectively as on-balance sheet debt, instead of the previous off-balance sheet recognition. At December 29, 2007, we had no borrowings outstanding under the amended European facilities.

We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $219 million at December 29, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At December 29, 2007 and December 30, 2006, we had borrowings of $0 and $36.3 million, respectively, under this facility.

Our ability to access financing under our North American, EMEA and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable, the level of market demand for commercial paper and covenant compliance discussed below. At December 29, 2007, our actual aggregate available capacity under these programs was approximately $1.6 billion based on eligible accounts receivable available, of which approximately $387.5 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.

In August 2007, we terminated our North American $175 million revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in July 2008. At the same time, we entered into a new North American five-year $275 million revolving senior unsecured credit facility with a new bank syndicate which, subject to approval by the bank syndicate, may be increased up to $450 million at any time prior to maturity date. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At December 29, 2007 and December 30, 2006, we had no borrowings under the new or former credit facilities. The new credit facility can also be used to support letters of credit similar to the former facility. At December 29, 2007 and December 30, 2006, letters of credit totaling $41.2 million and $30.6 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements under the new and former credit facility, respectively. Our available capacity under the current agreement is reduced by the amount of any issued and outstanding letters of credit.

We have a 100 million Australian dollar, or approximately $88 million at December 29, 2007, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At December 29, 2007 and December 30, 2006, we had borrowings of $0.9 million and $0, respectively, under this credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At December 29, 2007 and December 30, 2006, no letters of credit were issued.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $906 million at December 29, 2007. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 29, 2007 and December 30, 2006, we had approximately $134.7 million and $238.8 million, respectively, outstanding under these facilities. Borrowings under certain of these facilities are secured by collateral deposits of $35.0 million at December 29, 2007 and December 30, 2006, which are both included in other current assets. At December 29, 2007 and December 30, 2006, letters of credit totaling approximately $30.2 million and $36.9 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities was 6.4% per annum at December 29, 2007 and December 30, 2006.

Covenant Compliance

We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of indebtedness we can incur, dividends we can pay, as well as the amount of common stock that we can repurchase annually. At December 29, 2007, we were in compliance with all material covenants or other requirements set forth in our financing facilities discussed above.

Contractual Obligations

The following summarizes our financing capacity and contractual obligations at December 29, 2007 (in millions), and the effects of scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest, substantially all of which is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period
	Total	Balance	Less Than			After
Contractual Obligations	Capacity	Outstanding	1 Year	1 — 3 Years	3 — 5 Years	5 years

North American revolving trade accounts receivable-backed financing facilities(1)	$753.0	$387.5	$—	$387.5	$—	$—
European revolving trade accounts receivable-backed financing facilities(1)	495.0	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities(1)	219.0	—	—	—	—	—
European trade accounts receivable-backed factoring facilities(1)	252.0	—	—	—	—	—
Revolving senior unsecured credit facilities(2)	363.0	0.9	0.9	—	—	—
Bank overdrafts and other(3)	906.0	134.7	134.7	—	—	—

Subtotal	2,988.0	523.1	135.6	387.5	—	—
Minimum payments under:
Operating leases(4)	366.2	366.2	85.4	142.6	85.8	52.4
IT and business process outsourcing agreements(5)	47.3	47.3	19.8	26.9	0.6	—

Total	$3,401.5	$936.6	$240.8	$557.0	$86.4	$52.4

(1)	The capacity amount in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of December 29, 2007, our actual aggregate capacity under these programs based on eligible accounts receivable was approximately $1.6 billion.

(2)	The capacity amount in the table above represents the maximum capacity available under these facilities. These facilities can also be used to support letters of credit. At December 29, 2007, letters of credit totaling $41.2 million were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces our available capacity by the same amount.

(3)	Certain of these programs can also be used to support letters of credit. At December 29, 2007, letters of credit totaling approximately $30.2 million were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit also reduces our available capacity by the same amount.

(4)	We lease the majority of our facilities and certain equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have remaining noncancelable lease terms in excess of one year.

(5)	In December 2002, we entered into an agreement with a third-party provider of IT outsourcing services. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/PBX. This agreement expires in December 2009, but is cancelable at our option subject to payment of termination fees. In September 2005, we entered into an agreement with a leading global business process outsource service provider. The services to be provided include selected North America positions in finance and shared services, customer service, vendor management and selected U.S. positions in technical support and inside sales (excluding field sales and management positions). This agreement expires in September 2010, but is cancelable at our option subject to payment of termination fees. In August 2006, we entered into an agreement with a leading global IT outsource service provider. The services to be provided include certain IT positions in North America related to our application development functions. This agreement expires in August 2011 and may be terminated by us subject to payment of termination fees. Amounts in this table represent future minimum payments in excess of one year for our IT and business process outsourcing agreements.

We do not have any current liability for uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of the long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN 48 liability of $23.3 million has not been included in the contractual obligations table (see Note 7 to our consolidated financial statements).

In 2007, we issued a guarantee to a third party that provides financing to a limited number of our customers, which accounted for less than 1% of our North American net sales. The guarantee requires that we reimburse the third party for defaults by these customers up to an aggregate of $5 million. The fair value of this guarantee has been recognized as a cost of sales to these customers and is included in other accrued liabilities.

Our employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Because our commitment under these plans is not a fixed amount, they have not been included in the contractual obligations table.

Other Matters

See Part I, Item 3 “Legal Proceedings” for discussions of legal matters and contingencies.

Transactions with Related Parties

In July 2005, we assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who are now employed with us. These include agreements with two of the representative companies to sell products on our behalf for a commission. In fiscal 2007, 2006 and 2005, total sales generated by these companies were approximately $7.7 million, $11.1 million and $8.2 million, respectively, resulting in our recording of commission expense of approximately $0.1 million, $0.2 million and $0.2 million in 2007, 2006 and 2005, respectively. In addition, we also assumed an operating lease agreement for a facility in Taunton, Massachusetts owned by the former owners of AVAD. In 2007, this lease was renegotiated shortening the lease period to June 30, 2013 and reducing rental expense to approximately $0.2 million per annum. In fiscal 2007, 2006 and 2005, rent expense under this lease was approximately $0.2 million, $0.2 million and $0.1 million, respectively.

New Accounting Standards

Refer to Note 2 of our consolidated financial statements for the discussion of new accounting standards.

Market Risk

We are exposed to the impact of foreign currency fluctuations and interest rate changes due to our international sales and global funding. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. It is our policy not to enter into foreign currency or interest rate transactions for speculative purposes.

Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2007, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, pounds sterling, Danish krone, Hungarian forint, Norwegian kroner, Swedish krona, Swiss francs, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringit, New Zealand dollars, Singaporean dollars, Sri Lanka rupees, Thai baht, Brazilian reais, Chilean peso and Mexican peso.

We are exposed to changes in interest rates primarily as a result of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our management objective is to finance our business at interest rates that are competitive in the marketplace. To achieve our objectives we use a combination of fixed- and variable-rate debt and interest rate swaps. As of December 29, 2007 and December 30, 2006, substantially all of our outstanding debt had variable interest rates.

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

	Interest Rate	Currency Sensitive
	Sensitive Financial	Financial	Combined
	Instruments	Instruments	Portfolio

VaR as of December 29, 2007	$8.4	$0.0	$6.1
VaR as of December 30, 2006	7.0	0.2	5.1

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except share data)

	Fiscal Year End
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$579,626	$333,339
Trade accounts receivable (less allowances of $83,155 and $78,296)	4,054,824	3,316,723
Inventories	2,766,148	2,682,558
Other current assets	520,069	413,453

Total current assets	7,920,667	6,746,073
Property and equipment, net	181,416	171,435
Goodwill	733,481	643,714
Other assets	139,437	143,085

Total assets	$8,975,001	$7,704,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,349,700	$3,788,605
Accrued expenses	602,295	440,383
Current maturities of long-term debt	135,616	238,793

Total current liabilities	5,087,611	4,467,781
Long-term debt, less current maturities	387,500	270,714
Other liabilities	72,948	45,337

Total liabilities	5,548,059	4,783,832

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 174,243,838 and 169,408,907 shares issued and 172,942,347 and 169,408,907 shares outstanding in 2007 and 2006, respectively	1,742	1,694
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,114,031	1,005,817
Treasury stock, 1,301,491 shares in 2007 and no shares in 2006	(25,061)	—
Retained earnings	2,075,478	1,804,527
Accumulated other comprehensive income	260,752	108,437

Total stockholders’ equity	3,426,942	2,920,475

Total liabilities and stockholders’ equity	$8,975,001	$7,704,307

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)

	Fiscal Year Ended
	2007	2006	2005

Net sales	$35,047,089	$31,357,477	$28,808,312
Cost of sales	33,137,791	29,672,192	27,233,334

Gross profit	1,909,298	1,685,285	1,574,978

Operating expenses:
Selling, general and administrative	1,463,969	1,264,568	1,196,516
Reorganization costs (credits)	(1,091)	(1,727)	16,276

	1,462,878	1,262,841	1,212,792

Income from operations	446,420	422,444	362,186

Other expense (income):
Interest income	(20,106)	(8,974)	(4,249)
Interest expense	75,495	54,599	48,957
Losses on sales of receivables	—	1,503	1,552
Net foreign exchange loss (gain)	(135)	(198)	961
Loss on redemption of senior subordinated notes	—	—	8,413
Other	5,928	8,181	4,615

	61,182	55,111	60,249

Income before income taxes	385,238	367,333	301,937
Provision for income taxes	109,330	101,567	85,031

Net income	$275,908	$265,766	$216,906

Basic earnings per share	$1.61	$1.61	$1.35

Diluted earnings per share	$1.56	$1.56	$1.32

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common	Additional			Other
	Stock	Paid-in	Treasury	Retained	Comprehensive	Unearned
	Class A	Capital	Stock	Earnings	Income (Loss)	Compensation	Total
	(Dollars in 000s)

January 1, 2005	$1,587	$817,378	$—	$1,321,855	$99,990	$—	$2,240,810
Stock options exercised	36	49,240					49,276
Income tax benefit from exercise of stock options		6,584					6,584
Grant of restricted Class A Common Stock and stock units	1	1,031				(1,032)	—
Stock-based compensation expense		751				937	1,688
Comprehensive income (loss)				216,906	(76,666)		140,240

December 31, 2005	1,624	874,984	—	1,538,761	23,324	(95)	2,438,598
Stock options exercised	70	98,059					98,129
Income tax benefit from exercise of stock options		3,994					3,994
Stock-based compensation expense		28,875					28,875
Reversal of restricted stock units		(95)				95	—
Comprehensive income				265,766	85,113		350,879

December 30, 2006	1,694	1,005,817	—	1,804,527	108,437	—	2,920,475
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	48	64,689					64,737
Income tax benefit from stock plan awards		5,650					5,650
Stock-based compensation expense		37,875					37,875
Repurchase of Class A Common Stock			(25,061)				(25,061)
Adjustment for adoption of FIN 48				(4,957)			(4,957)
Comprehensive income				275,908	152,315		428,223

December 29, 2007	$1,742	$1,114,031	$(25,061)	$2,075,478	$260,752	$—	$3,426,942

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in 000s)

Cash flows from operating activities:
Net income	$275,908	$265,766	$216,906
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,078	61,187	64,338
Stock-based compensation expense under FAS 123R	37,875	28,875	—
Excess tax benefit from stock-based compensation under FAS 123R	(5,674)	(8,923)	—
Noncash charges for interest and compensation	399	394	2,775
Gain on sale of the Asian semiconductor business	(2,859)	—	—
Loss on redemption of senior subordinated notes	—	—	8,413
Deferred income taxes	(33,326)	(2,111)	16,824
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	(68,505)	68,505	—
Accounts receivable	(513,909)	(175,343)	(219,692)
Inventories	40,869	(456,453)	(37,428)
Other current assets	(54,199)	(25,599)	122,729
Accounts payable	364,736	247,951	10,531
Accrued expenses	180,555	46,423	(177,175)

Cash provided by operating activities	285,948	50,672	8,221

Cash flows from investing activities:
Purchase of property and equipment	(49,755)	(39,169)	(38,842)
Proceeds from sale of property and equipment	—	2,572	—
Proceeds from sale of a business	18,245	—	—
Short-term collateral cash deposits	—	(35,000)	—
Acquisitions, net of cash acquired	(128,965)	(33,727)	(140,566)

Cash used by investing activities	(160,475)	(105,324)	(179,408)

Cash flows from financing activities:
Proceeds from exercise of stock options	66,698	98,129	49,276
Repurchase of Class A Common Stock	(25,061)	—	—
Redemption of senior subordinated notes	—	—	(205,801)
Excess tax benefit from stock-based compensation under FAS 123R	5,674	8,923	—
Net proceeds from (repayments of) debt	(1,407)	(96,546)	305,838
Changes in book overdrafts	41,866	42,172	(28,932)

Cash provided by financing activities	87,770	52,678	120,381

Effect of exchange rate changes on cash and cash equivalents	33,044	10,832	(23,136)

Increase (decrease) in cash and cash equivalents	246,287	8,858	(73,942)
Cash and cash equivalents, beginning of year	333,339	324,481	398,423

Cash and cash equivalents, end of year	$579,626	$333,339	$324,481

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$75,643	$51,327	$50,281
Income taxes	100,015	119,276	65,847

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except share and per share data)

Note 1 —	Organization and Basis of Presentation

Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro operates in North America, Europe, Middle East and Africa (“EMEA”), Asia-Pacific and Latin America.

Note 2 —	Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The fiscal year of the Company is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2007,” “2006” and “2005” represent the 52-week fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

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

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Service revenues have represented less than 10% of total net sales for 2007, 2006 and 2005. The Company, under specific conditions, permits its customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. The Company also has limited contractual relationships with certain of its customers and suppliers whereby the Company assumes an agency relationship in the transaction as defined by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In such arrangements, the Company recognizes the net fee associated with serving as an agent in sales.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells products purchased from many vendors, but generated approximately 23%, 22% and 23% of its net sales in fiscal years 2007, 2006 and 2005, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of the Company’s net sales in each of the last three years.

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

Foreign Currency Translation and Remeasurement

Financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of the Company’s operations in Latin America and certain operations within the Company’s Asia-Pacific and EMEA regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and nonmonetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of outstanding debt issued pursuant to credit agreements approximate fair value because interest rates over the term of these instruments approximate current market interest rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $326,027 and $284,161 as of December 29, 2007 and December 30, 2006, respectively, are included in accounts payable.

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

Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amount of the finite-lived identifiable intangible assets of $151,069 and $117,349 at December 29, 2007 and December 30, 2006, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $104,125 and $84,968 at December 29, 2007 and December 30, 2006, respectively. Amortization expense was $14,256, $11,536 and $10,673 for fiscal years 2007, 2006 and 2005, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) eliminated the amortization of goodwill. FAS 142 requires that goodwill be reviewed for impairment at least annually. In the fourth quarters of 2007, 2006 and 2005, the Company performed its annual impairment tests of goodwill in its reporting units of North America, EMEA and Asia-Pacific. There is no recorded goodwill in Latin America. The valuation methodologies included, but were not limited to, estimated net present value of the projected future cash flows of these reporting units. In connection with these tests, valuations of the individual reporting units were obtained or updated from an independent third-party valuation firm. No impairment was indicated based on these tests.

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

Derivative Financial Instruments

The Company operates in various locations around the world. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign exchange risk is managed primarily by using forward contracts to hedge foreign currency denominated receivables and payables. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany loans.

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

The following table lists the Company’s derivative financial instruments:

	Fiscal Year End
	2007		2006
	Notional	Estimated	Notional	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Foreign exchange forward contracts	$1,419,690	$(12,865)	$1,303,701	$(5,199)

Treasury Stock

The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in the Company’s consolidated balance sheet.

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

The components of comprehensive income are as follows:

	Fiscal Year Ended
	2007	2006	2005

Net income	$275,908	$265,766	$216,906
Changes in foreign currency translation adjustments	152,315	85,113	(76,666)

Comprehensive income	$428,223	$350,879	$140,240

Accumulated other comprehensive income included in stockholders’ equity totaled $260,752 and $108,437 at December 29, 2007 and December 30, 2006, respectively, and consisted solely of foreign currency translation adjustments.

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

The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2007	2006	2005

Net income	$275,908	$265,766	$216,906

Weighted average shares	171,640,569	165,414,176	160,262,465

Basic earnings per share	$1.61	$1.61	$1.35

Weighted average shares including the dilutive effect of stock awards (5,311,125; 5,461,618; and 4,068,701 for 2007, 2006, and 2005, respectively)	176,951,694	170,875,794	164,331,166

Diluted earnings per share	$1.56	$1.56	$1.32

There were approximately 1,399,000, 1,606,000, and 6,983,000 outstanding stock awards in 2007, 2006, and 2005, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Income Taxes

The Company estimates income taxes in each of the taxing jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning actions and strategies. The Company provides a valuation allowance against these deferred tax assets unless it is more likely than not that they will ultimately be realized based on the estimates of future taxable income in the various taxing jurisdictions and other applicable factors.

The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, the Company does not recognize benefits unless it is more likely than not that they will be sustained. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in the Company’s consolidated statement of income.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and instead generally requires that such transactions be accounted for using a fair-value-based method and expensed in the consolidated statement of income. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options under FAS 123R, consistent with the method previously used for its pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company has elected the modified prospective transition method as permitted by FAS 123R; accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006 (see Note 11 to the Company’s consolidated financial statements). Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value as previously determined under the disclosure-only provisions of FAS 123. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock awards. The Company estimates the forfeiture rate based on its historical experience during the preceding five fiscal years.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R supercedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any controlling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. FAS 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This statement also calls for additional disclosure to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively by the Company to business combinations beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is prohibited. The Company will assess the impact of FAS 141R if and when a future acquisition occurs.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Moreover, FAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is prohibited, but upon adoption FAS 160 requires the retroactive presentation and disclosure related to existing minority interests. The Company is currently in the process of assessing what impact FAS 160 may have on its consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement has not historically been required for such assets and liabilities under U.S. GAAP. FAS 159 became effective for the Company beginning December 30, 2007 (the first day of fiscal 2008). The adoption of the provisions of FAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 became effective for the Company beginning December 30, 2007 (the first day of fiscal 2008) and is to be applied prospectively. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2 which partially deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope. The Company is currently evaluating the impact and disclosure requirements of this standard, but does not expect FAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company adopted the provisions of EITF No. 06-03 on December 31, 2006 (the first day of fiscal 2007). The adoption of the provisions of EITF No. 06-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 —	Reorganization Costs

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

The payment activities and adjustments in 2007 and the remaining liability at December 29, 2007 related to the above detailed actions are summarized in the table below. The credit adjustments reflect lower than expected costs associated with employee termination benefits in North America.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		December 29,
	2006	Liability	Adjustments	2007

Employee termination benefits	$69	$(35)	$(34)	$—
Facility costs	1,737	(300)	—	1,437

Total	$1,806	$(335)	$(34)	$1,437

The Company expects the remaining liability for facility costs to be fully utilized by the third quarter of 2014.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The payment activities and adjustments in 2007 and the remaining liability at December 29, 2007 related to these prior period detailed actions are summarized in the table below. The credit adjustments reflect lower than expected costs to settle lease obligations in North America and lower than expected costs to settle employee termination benefits in EMEA.

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 30,	Against the		December 29,
	2006	Liability	Adjustments	2007

Employee termination benefits	$25	$—	$(25)	$—
Facility costs	3,576	(69)	(1,032)	2,475

Total	$3,601	$(69)	$(1,057)	$2,475

The Company expects the remaining liability for facility costs to be fully utilized by the third quarter of 2015.

In 2007, the Company recorded a credit adjustment to reorganization costs of $1,091 consisting of $1,066 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $25 in EMEA for lower than expected costs associated with employee termination benefits related to actions taken in prior years.

In 2006, the Company recorded a credit adjustment to reorganization costs of $1,727, consisting of: (i) $1,676 in North America related to detailed actions taken in prior years for which the Company reversed remaining reserves for a portion of a restructured leased facility that management elected to reoccupy during 2006; (ii) $34 in EMEA related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with employee termination benefits and facility consolidations; and (iii) $17 in Asia-Pacific related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with a facility consolidation.

In 2005, the Company incurred reorganization costs of $16,276, consisting of $9,649 relating to the outsourcing and optimization plan in North America, $6,709 for the integration of Tech Pacific in Asia-Pacific and a credit adjustment for $82 for detailed actions taken in previous periods in EMEA.

Note 4 —	Acquisitions and Disposition

In December 2007, the Company closed the sale of its Asian semiconductor business for a cash price of $18,245. As a result, the Company recorded a pre-tax gain of $2,859, which is reported as a reduction to SG&A expenses in the Company’s consolidated statement of income. The Company allocated $5,758 of Asia-Pacific goodwill as part of the disposition of the semiconductor business and the determination of the associated gain on sale.

In June 2007, the Company acquired certain assets and liabilities of DBL Distributing Inc., or DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

publishes the most comprehensive consumer electronics wholesale catalog in the industry. DBL was acquired for $102,174, which includes an initial cash price of $96,502, including related acquisition costs, plus an estimated working capital adjustment of $5,672, which is subject to a final true-up to be agreed to by the two parties. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $59,720, trade names of $11,600 with estimated useful lives of 20 years and other intangible assets of $12,800 primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. A strong management team, industry expertise and enhancement in the Company’s value by strengthening its position in the consumer electronics market through its entry into the independent retail market were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In connection with the Company’s acquisition of DBL, the parties agreed that $10,000 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers one year from the date of acquisition, if no claims are made.

In March 2007, the Company acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $24,991, including related acquisition costs, plus an additional $1,800 paid in the third quarter of 2007 upon achievement of a milestone. The Company has an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which has been recorded in accrued expenses in the Company’s consolidated balance sheet at December 29, 2007. The holders of the remaining 51% interests in Securematics also have the option to require the Company to purchase their interests for the same amount, after two years from the transaction date. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.”

The purchase agreement provides for the Company to pay the sellers additional contingent consideration of up to $3,200, if certain performance levels are achieved, over the two-year period following the date of acquisition. Such payment, if any, will be recorded as an adjustment to the purchase price. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $18,891, trade names of $3,800 with estimated useful lives of 20 years, other intangible assets of $4,000, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. A strong management team, industry expertise and enhancement in the Company’s value as a one-stop shop for network security solution and service providers were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In connection with the Company’s acquisition of VPN Dynamics and minority investment in Securematics, the parties agreed that $4,100 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in three installments over a period of two years, if no claims are made.

In 2007 and 2006, the Company concluded favorable resolutions of certain taxes associated with previous acquisitions in Asia-Pacific. As a result, the Company made an adjustment to the purchase price allocations associated with these acquisitions to reflect reductions in tax-related liabilities at the dates of purchase totaling $209 and $5,909, respectively, and a decrease of goodwill for the same amounts in the respective periods.

In June 2006, the Company acquired the assets of SymTech Nordic AS, the leading Nordic distributor of automatic identification and data capture and point-of-sale technologies to solution providers and system integrators. The purchase price for this acquisition consisted of a cash payment of $3,641, resulting in the recording of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$914 of goodwill and $189 of amortizable intangible assets primarily related to customer relationships and non-compete agreements.

In 2006, the Company made an adjustment to the purchase price allocation associated with the acquisition of AVAD to reduce the value of net assets acquired by $603 to reflect the final fair value assessment, resulting in an increase of goodwill for that same amount. The Company also paid the sellers of AVAD $30,000 in March 2006 under the earn-out provisions of the AVAD purchase agreement. This earn-out had been recorded as a payable in 2005 so no additional goodwill was recorded in 2006.

In December 2005, the Company recorded an estimated payable of $445 to the sellers of a value-add IT distributor in Belgium for the final earn-out, as provided in the purchase agreement, resulting in an increase of goodwill in 2005 for the same amount. The final earn-out amount was settled with the payment of $542 to the sellers in April 2006, which resulted in an addition to goodwill of $97 in EMEA in 2006.

The changes in the carrying amount of goodwill for fiscal years 2007 and 2006 are as follows:

	North		Asia-	Latin
	America	EMEA	Pacific	America	Total

Balance at December 31, 2005	$156,132	$11,727	$470,557	$—	$638,416
Acquisitions	603	1,011	(5,909)	—	(4,295)
Foreign currency translation	(3)	1,430	8,166	—	9,593

Balance at December 30, 2006	156,732	14,168	472,814	—	643,714
Acquisitions	78,611	—	(209)	—	78,402
Disposition	—	—	(5,758)	—	(5,758)
Foreign currency translation	150	1,591	15,382	—	17,123

Balance at December 29, 2007	$235,493	$15,759	$482,229	$—	$733,481

All acquisitions for the periods presented above were not material, individually or in aggregate, to the Company as a whole and therefore, pro-forma financial information has not been presented.

Note 5 —	Property and Equipment

Property and equipment consist of the following:

	Fiscal Year End
	2007	2006

Land	$5,684	$4,864
Buildings and leasehold improvements	137,470	124,589
Distribution equipment	257,318	233,866
Computer equipment and software	347,896	309,151

	748,368	672,470
Accumulated depreciation	(566,952)	(501,035)

	$181,416	$171,435

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Long-Term Debt

The Company’s debt consists of the following:

	Fiscal Year End
	2007	2006

North American revolving trade accounts receivable-backed financing facilities	$387,500	$234,400
Asia-Pacific revolving trade accounts receivable-backed financing facilities	—	36,299
Revolving unsecured credit facilities and other debt	135,616	238,808

	523,116	509,507
Current maturities of long-term debt	(135,616)	(238,793)

	$387,500	$270,714

The Company has a revolving trade accounts receivable-backed financing program in the U.S., which provides for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables. At the Company’s option, this program may be increased to as much as $650,000 at any time prior to its maturity date of July 2010. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At December 29, 2007 and December 30, 2006, the Company had borrowings of $387,500 and $234,400, respectively, under this revolving trade accounts receivable-backed financing program in the U.S.

The Company also has a trade accounts receivable-backed financing program in Canada, which matures on August 31, 2008 and provides for borrowing capacity up to 150 million Canadian dollars, or approximately $153,000 at December 29, 2007. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At December 29, 2007 and December 30, 2006, the Company had no borrowings under this trade accounts receivable-backed financing program.

In June 2007, the Company extended to July 2010 the maturity of one of its revolving trade accounts receivable-backed financing facilities in EMEA, which provides for a borrowing capacity of up to Euro 107 million, or approximately $157,000 at December 29, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. The Company’s other EMEA facility, which matures in January 2009, provides for a borrowing capacity of up to Euro 230 million, or approximately $338,000, at December 29, 2007, with the same financial institution. Both of these EMEA facilities require certain commitment fees and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At December 29, 2007 and December 30, 2006, the Company had no borrowings under these European revolving trade accounts receivable-backed financing facilities.

At December 30, 2006, the Company had approximately $68,505 of accounts receivable which were sold under its trade accounts receivable factoring facilities in EMEA. In March 2007, the Company amended these facilities, which individually provide for maximum borrowing capacities of 60 million British pound sterling, or approximately $120,000, and Euro 90 million, or approximately $132,000, respectively, at December 29, 2007. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. Pursuant to the amendment, the Company extended the maturities of these facilities to March 2010, on substantially similar terms and conditions that existed prior to such amendment. However, under the amended facilities, the Company obtained certain rights to repurchase transferred receivables. Based on the terms and conditions of the amended program structure, borrowings under these facilities are accounted for prospectively as on-balance sheet debt, instead of the previous off-balance sheet recognition. At December 29, 2007, the Company had no borrowings outstanding under the amended European facilities.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific supported by trade accounts receivable, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $219,000 at December 29, 2007, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At December 29, 2007 and December 30, 2006, the Company had borrowings of $0 and $36,299, respectively, under this facility.

The Company’s ability to access financing under its North American, EMEA and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable, the level of market demand for commercial paper and covenant compliance. At December 29, 2007, the Company’s actual aggregate available capacity under these programs was approximately $1,640,000 based on eligible accounts receivable available, of which approximately $387,500 of such capacity was outstanding. The Company could, however, lose access to all or part of its financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, the Company could lose access to all or part of its financing with respect to the EMEA facility that matures in January 2009 as a result of a rescission of its authorization to collect the receivables by the relevant supplier under applicable local law. Based on the Company’s assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to the Company under these programs, and the remoteness of such contingencies, the Company believes that it is unlikely that any of these risks will materialize in the near term.

In August 2007, the Company terminated its North American $175,000 revolving senior unsecured credit facility with a bank syndicate that was scheduled to expire in July 2008. At the same time, the Company entered into a new North American five-year $275,000 revolving senior unsecured credit facility with a new bank syndicate which, subject to approval by the bank syndicate, may be increased up to $450,000 at any time prior to maturity date. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on the Company’s debt ratings and leverage ratio. At December 29, 2007 and December 30, 2006, the Company had no borrowings under the new or former credit facility. The new credit facility can also be used to support letters of credit similar to the former facility. At December 29, 2007 and December 30, 2006, letters of credit totaling $41,156 and $30,633, respectively, were issued to certain vendors and financial institutions to support purchases by the Company’s subsidiaries, payment of insurance premiums and flooring arrangements under the new and former credit facility, respectively. The Company’s available capacity under both agreements is reduced by the amount of any issued and outstanding letters of credit.

The Company has a 100 million Australian dollar, or approximately $88,000 at December 29, 2007, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on its debt ratings and its leverage ratio. At December 29, 2007 and December 30, 2006, the Company had borrowings of $934 and $0, respectively, under this credit facility. This credit facility may also be used to support letters of credit. The Company’s available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At December 29, 2007 and December 30, 2006, no letters of credit were issued.

The Company also has additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $906,000 at December 29, 2007. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 29, 2007 and December 30, 2006, the Company had $134,682 and $238,808, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities was 6.4% per annum at December 29, 2007. Borrowings under certain of these facilities are

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured by collateral deposits of $35,000 at December 29, 2007 and December 30, 2006, which is included in other current assets. At December 29, 2007 and December 30, 2006, letters of credit totaling approximately $30,232 and $36,864, respectively, were issued principally to certain vendors to support purchases by the Company’s subsidiaries. The issuance of these letters of credit reduces its available capacity under these agreements by the same amount.

The Company is required to comply with certain financial covenants under some of its financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. The Company is also restricted in the amount of additional indebtedness it can incur, dividends it can pay, as well as the amount of common stock that it can repurchase annually. At December 29, 2007, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with the Company’s creditors discussed above.

Note 7 —	Income Taxes

The components of income before income taxes consist of the following:

	Fiscal Year Ended
	2007	2006	2005

United States	$122,268	$133,399	$80,263
Foreign	262,970	233,934	221,674

Total	$385,238	$367,333	$301,937

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	2007	2006	2005

Current:
Federal	$67,597	$60,962	$19,933
State	6,140	4,231	260
Foreign	68,919	38,485	48,014

	142,656	103,678	68,207

Deferred:
Federal	(19,256)	(16,066)	(7,044)
State	373	1,030	2,381
Foreign	(14,443)	12,925	21,487

	(33,326)	(2,111)	16,824

Provision for income taxes	$109,330	$101,567	$85,031

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	Fiscal Year Ended
	2007	2006	2005

U.S. statutory rate	$134,833	$128,567	$105,678
Reversal of federal deferred tax liability	—	(801)	(2,385)
State income taxes, net of federal income tax benefit	3,816	2,692	1,391
Effect of international operations	(33,302)	(26,161)	(21,965)
Other	3,983	(2,730)	2,312

Total tax provision	$109,330	$101,567	$85,031

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2007	2006

Net deferred tax assets and (liabilities):
Net operating loss carryforwards	$101,302	$71,595
Allowance on accounts receivable	19,306	14,392
Available tax credits	30,453	31,056
Inventories	3,383	(3,140)
Depreciation and amortization	(27,901)	(31,725)
Employee benefits and compensation	45,437	39,498
Reserves and accruals	55,338	47,313
Other	3,938	2,292

	231,256	171,281
Valuation allowance	(91,485)	(49,508)

Total	$139,771	$121,773

Net current deferred tax assets of $111,767 and $72,097 were included in other current assets at December 29, 2007 and December 30, 2006, respectively. Net non-current deferred tax assets of $28,004 and $49,676 were included in other assets as of December 29, 2007 and December 30, 2006, respectively. The net increase in valuation allowance of $41,977 during 2007 primarily represents additional allowance for net operating losses, certain tax credits and other temporary items in certain jurisdictions where it is more likely than not that the Company will not recover all or a portion of these assets.

At December 29, 2007, the Company had net operating loss carryforwards of $381,077 (a valuation allowance has been provided related to $270,870 of this amount). Approximately 81% of the remaining net operating loss carryforwards of $110,207 have no expiration date and the remainder expires through the year 2027.

The Company does not provide for income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. The amount of the foreign undistributed earnings is not practicably determinable.

Effective December 31, 2006, the beginning of fiscal year 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 resulted in an increase of $4,957 in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to its consolidated

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained earnings as of the beginning of 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $16,736, substantially all of which, if recognized, would have impacted the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, the Company had estimated accrued interest and penalties related to the unrecognized tax benefits of $3,728. This amount was reduced by $609 during fiscal 2007 primarily due to the conclusion of the U.S. IRS audit for tax years 2001 through 2003 discussed below.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2006	$16,736
Increases in tax positions for prior years	1,222
Decreases in tax positions for prior years	—
Increases in tax positions for current year	6,464
Decreases in tax positions for current year	(758)
Settlements	(3,128)
Lapse in statute of limitations	(368)

Gross unrecognized tax benefits at December 29, 2007	$20,168

Substantially all of the unrecognized tax benefits of $20,168 at December 29, 2007 would impact the effective tax rate, if recognized.

The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in countries in which it operates, including such major jurisdictions as Australia, Canada, China, France, Germany, India, the United Kingdom and the United States. The Company is subject to income tax examinations in a small number of foreign jurisdictions, but is no longer subject to income tax examinations for tax years before 2004 in the U.S. The Company concluded its IRS audit for tax years 2001 through 2003 during the first quarter of 2007. Based on the conclusion of the IRS audit, the Company reversed tax liabilities of $4,875 in 2007, of which $3,128 was related to the FIN 48 reserve. During the second quarter of 2007, the IRS initiated an examination of the Company’s federal income tax return for the tax years 2004 and 2005. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. However, the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Note 8 —	Transactions with Related Parties

In July 2005, the Company assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who are now employed with Ingram Micro. These include agreements with two of the representative companies to sell products on the Company’s behalf for a commission. In fiscal 2007, 2006 and 2005, total sales generated by these companies were approximately $7,662, $11,100 and $8,200, respectively, resulting in the Company’s recording of a commission expense of approximately $97, $200 and $187, respectively. In addition, the Company also assumed the operating lease agreement for a facility in Taunton, Massachusetts owned by the former owners of AVAD. In 2007, this lease was renegotiated shortening the lease period to June 30, 2013 and reducing rental expense to approximately $170 per annum. In fiscal 2007, 2006 and 2005, rent expense under this lease was approximately $169, $200 and $100, respectively.

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

In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, it had been the Company’s opinion, based upon the advice of outside legal counsel, that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, it is now the Company’s opinion, based on the advice of outside legal counsel, that it is probable such commercial taxes will be due. Accordingly, in the first quarter of 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar, which was applicable when the charge was recorded. In the fourth quarter of 2007, the Company released a portion of the commercial tax reserve recorded in the first quarter of 2007 amounting to $3,620 (6.5 million Brazilian reais at a December 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar). The partial reserve release was related to the unassessed period from October through December 2002, for which it is the Company’s opinion, based on the advice of outside legal counsel that the statute of limitations for an assessment from Brazilian tax authorities has expired.

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe, based on the advice of outside legal counsel, that it has valid defenses to the assessment of interest and penalties, which as of December 29, 2007 potentially amount to approximately $22,000 and $27,400, respectively, based on the exchange rate prevailing on that date of 1.771 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.

In December 2007, the Sao Paulo Municipal Tax Authorities assessed the Company’s Brazilian subsidiary a commercial service tax based upon its sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($32,296 based upon a December 29, 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is management’s opinion, based on the advice of outside counsel, that the Company’s subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although the Company intends to vigorously pursue administrative and judicial action to challenge the current assessment

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and any subsequent adjustments or assessments, the Company can make no assurances that it will ultimately be successful in its defense of this matter.

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

In 2007, the Company issued a guarantee to a third party that provides financing to a limited number of the Company’s customers, which accounted for less than 1% of the Company’s North American net sales. The guarantee requires the Company to reimburse the third party for defaults by these customers up to an aggregate of $5,000. The fair value of this guarantee has been recognized as a cost of sales to these customers and is included in other accrued liabilities.

The Company has an agreement with a third-party provider of IT outsourcing services. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/PBX. This agreement expires in December 2009, but is cancelable at the option of the Company subject to payment of termination fees.

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

The Company also leases the majority of its facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2007, 2006 and 2005 was $143,034, $118,979 and $111,342, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms in excess of one year as well as minimum contractual payments under the IT and business process outsourcing agreements as of December 29, 2007 were as follows:

2008	$105,254
2009	97,410
2010	72,009
2011	50,863
2012	35,551
Thereafter	52,361

$413,448

The above minimum payments have not been reduced by minimum sublease rental income of $20,667 due in the future under noncancelable sublease agreements as follows: $2,782, $2,890, $2,748, $2,779, $2,779 and $6,689 in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Note 10 —	Segment Information

The Company operates predominantly in a single industry segment as a distributor of IT products and supply chain solutions worldwide. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation recognized by FAS 123R to its operating units; therefore, the Company is reporting this as a separate amount.

Geographic areas in which the Company operated during 2007 include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by geographic segments is as follows:

	Fiscal Year Ended
	2007	2006	2005

Net sales
North America
Sales to unaffiliated customers	$13,923,186	$13,584,978	$12,216,790
Intergeographic sales	236,883	207,060	177,299
EMEA	12,438,644	10,753,995	10,424,026
Asia-Pacific	7,133,417	5,537,485	4,843,135
Latin America	1,551,842	1,481,019	1,324,361
Eliminations of intergeographic sales	(236,883)	(207,060)	(177,299)

Total	$35,047,089	$31,357,477	$28,808,312

Income from operations
North America	$219,835	$225,183	$157,624
EMEA	151,529	126,823	143,377
Asia-Pacific	117,306	69,373	39,768
Latin America	(4,375)	29,940	21,417
Stock-based compensation expense recognized under FAS 123R	(37,875)	(28,875)	—

Total	$446,420	$422,444	$362,186

Capital expenditures
North America	$33,517	$22,312	$14,634
EMEA	8,228	10,636	14,073
Asia-Pacific	5,842	4,526	9,266
Latin America	2,168	1,695	869

Total	$49,755	$39,169	$38,842

Depreciation and amortization
North America	$33,212	$32,071	$33,193
EMEA	15,411	13,544	14,260
Asia-Pacific	13,162	13,143	14,228
Latin America	2,293	2,429	2,657

Total	$64,078	$61,187	$64,338

The income from operations recorded in North America in 2007 includes a $15,000 charge for estimated losses related to the SEC matter discussed in Note 9 to the Company’s consolidated financial statements. The loss from operations recorded in Latin America in 2007 includes a net $30,134 commercial tax charge in Brazil, also discussed in Note 9.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year End
	2007	2006

Identifiable assets
North America	$4,867,383	$4,408,260
EMEA	2,691,046	2,107,517
Asia-Pacific	947,873	792,508
Latin America	468,699	396,022

Total	$8,975,001	$7,704,307

Note 11 —	Stock-Based Compensation

Compensation expense of $37,875 and $28,875 for the years ended December 29, 2007 and December 30, 2006, respectively, was recognized in accordance with FAS 123R and the related income tax benefits were $9,588 and $6,829, respectively.

Prior to the adoption of FAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company applied the disclosure only provisions of FAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” as if the fair-value-based method had been applied in measuring compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the year ended December 31, 2005:

Fiscal Year Ended
2005

Net income, as reported	$216,906
Compensation expense as determined under FAS 123, net of related tax effects	17,068

Pro forma net income	$199,838

Earnings per share:
Basic — as reported	$1.35

Basic — pro forma	$1.25

Diluted — as reported	$1.32

Diluted — pro forma	$1.21

The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock awards granted to employees. The fair value of options granted in the years ended December 29, 2007, December 30, 2006 and December 31,

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2007	2006	2005

Expected life of stock options	4.5 years	4.0 years	3.5 years
Risk-free interest rate	4.67%	4.70%	3.71%
Expected stock volatility	37.8%	40.0%	41.8%
Weighted-average fair value of options granted	$7.95	$7.14	$6.04

Equity Incentive Plan

The Company currently has a single stock incentive plan approved by its stockholders, the 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Under the 2003 Plan, no more than 8,000,000 shares may be issued in connection with awards relating to restricted stock and restricted stock units. Prior to 2006, the Company’s stock-based incentive awards were primarily in the form of stock options. Beginning in January 2006, the Company reduced the level of grants of stock options compared to previous years and now grants restricted stock and restricted stock units, in addition to stock options, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. As of December 29, 2007, approximately 15,460,000 shares were available for grant under the 2003 Plan.

In 2007 and 2006, the Company granted a total of 14,737 and 39,389 shares, respectively, of restricted Class A Common Stock to board members under the 2003 Plan. These shares have no purchase price and vest over a one-year period. In 2007 and 2006, the Company granted to certain employees 1,610,471 and 1,380,896 restricted stock units convertible upon vesting to the same number of Class A Common Stock under the 2003 Plan. In 2005, the Company granted to board members 52,129 shares of restricted Class A Common Stock and to certain employees a total of 5,800 restricted stock units. These units have no purchase price and vest over a period of one to three years. In accordance with APB 25, the Company recorded unearned compensation in 2005 of $1,032 as a component of stockholders’ equity upon issuance of these units.

During 2007, 290,121 of previously granted restricted stock units vested. Approximately 94,000 shares were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $1,961 in 2007. The withheld shares had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Award Activity

Stock option activity under the 2003 Plan was as follows for the two years ended December 29, 2007:

			Weighted-Average
			Remaining
		Weighted-	Contractual	Aggregate
	No. of Shares	Average	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value

Outstanding at December 31, 2005	30,558	$15.61
Granted	1,162	19.01
Exercised	(7,001)	14.02
Forfeited/cancelled/expired	(1,365)	27.86

Outstanding at December 30, 2006	23,354	15.54	5.9	$122,285
Granted	1,321	20.69
Exercised	(4,624)	14.42
Forfeited/cancelled/expired	(1,185)	25.67

Outstanding at December 29, 2007	18,866	15.59	5.4	$58,404

Vested and expected to vest at December 29, 2007	18,421	15.51	4.9	$58,147

Exercisable at December 29, 2007	15,665	14.90	4.8	$56,740

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on December 29, 2007 and the option exercise price, multiplied by the number of in-the-money options on December 29, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of stock options exercised for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $28,235, $42,128 and $15,938, respectively. Total fair value of stock options vested and expensed was $17,536 and $20,526 for the year ended December 29, 2007 and December 30, 2006, respectively. As of December 29, 2007, the Company expects $12,817 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of approximately 1.2 years.

Cash received from stock option exercises for the years ended December 29, 2007 and December 30, 2006 was $66,698 and $98,129, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $7,369 and $10,580 for the years ended December 29, 2007 and December 30, 2006, respectively.

For the year ended December 31, 2005, the stock option activity for the 2003 Plan was accounted for under APB 25 as follows:

		Weighted-
	Shares	Average
	(in 000s)	Exercise Price

Outstanding at January 1, 2005	32,659	$15.40
Stock options granted during the year	4,748	17.28
Stock options exercised	(3,576)	13.78
Forfeited/cancelled/expired	(3,273)	17.86

Outstanding at December 31, 2005	30,558	15.61

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 29, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	December 29,	Remaining	Exercise	December 29,	Exercise
Range of Exercise Prices	2007 (in 000s)	Life	Price	2007 (in 000s)	Price

$11.00 - $12.35	4,622	4.1	$11.32	4,622	$11.32
$12.56 - $15.81	4,798	5.5	14.30	4,223	14.12
$16.10 - $19.93	8,048	5.5	17.74	6,682	17.53
$20.00 - $20.80	1,323	9.0	20.68	78	20.67
$21.60 - $46.06	75	2.4	41.16	60	46.06

	18,866	5.4	15.59	15,665	14.90

Stock options exercisable totaled approximately 15,665,000, 17,845,000 and 20,416,000 at December 29, 2007, December 30, 2006 and December 31, 2005, respectively, at weighted-average exercise prices of $14.90, $15.08 and $15.79, respectively.

Activity related to non-vested restricted stock and restricted stock units was as follows for the two years ended December 29, 2007:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in 000s)	Fair Value

Non-vested at December 31, 2005	10	$18.43
Granted	1,420	19.45
Vested	(4)	19.66
Forfeited/cancelled	(43)	19.42

Non-vested at December 30, 2006	1,383	19.49
Granted	1,625	20.60
Vested	(329)	19.41
Forfeited	(187)	19.95

Non-vested at December 29, 2007	2,492	20.19

As of December 29, 2007, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $32,389. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 1.5 years.

Employee Benefit Plans

The Company’s employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by the Company at stipulated percentages. The Company’s contributions charged to expense were $4,099 in 2007, $3,365 in 2006, and $3,498 in 2005.

Note 12 —	Common Stock

Share Repurchase Program

In November 2007, the Company’s Board of Directors authorized a share repurchase program, through which the Company may purchase up to $300,000 of its outstanding shares of common stock, over a three-year period.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the program, the Company may repurchase shares in the open market and through privately negotiated transactions. The repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. Through December 29, 2007, the Company purchased 1,301,491 shares of its common stock for an aggregate cost of $25,061.

Classes of Common Stock

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

There were no issued and outstanding shares of Class B Common Stock during the three-year period ended December 29, 2007. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended December 29, 2007, is as follows:

Class A
Common Stock
(in 000s)

January 1, 2005	158,738
Stock options exercised	3,576
Grant of restricted Class A Common Stock	52

December 31, 2005	162,366
Stock options exercised	7,001
Release of restricted stock units	2
Grant of restricted Class A Common Stock	39

December 30, 2006	169,408
Stock options exercised	4,624
Release of restricted stock units	196
Grant of restricted Class A Common Stock	15
Repurchase of Class A Common Stock	(1,301)

December 29, 2007	172,942

INGRAM MICRO INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in 000s)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of
Description	of Year	Expenses	Deductions	Other(*)	Year

Allowance for doubtful accounts:
2007	$68,298	$14,058	$(16,060)	$5,600	$71,896
2006	74,761	16,090	(24,061)	1,508	68,298
2005	85,918	21,708	(31,828)	(1,037)	74,761
Allowance for sales returns:
2007	$9,998	$613	$(559)	$1,207	$11,259
2006	7,070	762	(15)	2,181	9,998
2005	7,547	352	(916)	87	7,070

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ingram Micro Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for the financial statement recognition and measurement of uncertain tax positions in 2007. Also, as discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/ Pricewaterhouse Coopers LLP

Orange County, California
February 26, 2008

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 29, 2007.

The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

The Notice and Proxy Statement for the 2008 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

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

(a)3.	List of Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4)
3.3	Amended and Restated Bylaws of the Company dated February 21, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2007)
10.1	Reserved
10.2	Reserved
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year (the “2005 10-K”))
10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the 2006 fiscal year (the “2006 10-K”))
10.5	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)
10.6	Retirement Program — Ingram Micro Supplemental Investment Savings Plan (the “Supplemental Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2004 fiscal year (the “2004 10-K”))
10.7	Retirement Program — First Amendment to Supplemental Plan (incorporated by reference to Exhibit 10.7 to the 2004 10-K)
10.8	Retirement Programs — 2005 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.9 to the 2005 10-K)
10.9	Retirement Programs — 2006 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the 2005 10-K)

Exhibit No.	Exhibit

10.10	Retirement Programs — 2007 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.10 to the 2006 10-K)
10.11	Reserved
10.12	Reserved
10.13	Reserved
10.14	Equity-Based Compensation Programs — Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year)
10.15	Equity-Based Compensation Programs — Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))
10.16	Equity-Based Compensation Programs — Ingram Micro Inc. 2003 Equity Incentive Plan ((the “2003 Plan”) incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))
10.17	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report for 1999 fiscal year)
10.18	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.19	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.20	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)
10.21	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)
10.22	Executive Officer Severance Policy (incorporated by reference to Exhibit 10.24 to the 2006 10-K)
10.23	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2005)
10.24	2001 Executive Retention Plan Award Payment Deferral Confirmation to Henri T. Koppen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 6, 2006)
10.25	Summary of Annual Executive Incentive Award Program (incorporated by reference to Exhibit 10.27 to the 2006 10-K)
10.26	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holdings GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)
10.27	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (the “2004 Q2 10-Q”))
10.28	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.29	Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)
10.30	Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)

Exhibit No.	Exhibit

10.31	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)
10.32	Credit Agreement dated effective as of August 23, 2007 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2007)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on November 13, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Compensation Plan for Non-Executive Chairman of the Board of Directors dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on March 29, 2007 (the “3/29/07 8-K”))
99.2	Revised Corporate Governance Guidelines dated March 27, 2007 (incorporated by reference to Exhibit 99.3 to the 3/29/07 8-K)
99.3	Retirement Agreement of Hans Koppen (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on November 15, 2007)
99.4	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 2, 2008 (the “1/2/08 8-K”))
99.5	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.2 to the 1/2/08 8-K)
99.6	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.3 to the 1/2/08 8-K)
99.7	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.4 to the 1/2/08 8-K)
99.8	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.5 to the 1/2/08 8-K)
99.9	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.6 to the 1/2/08 8-K)
99.10	Compensation Agreement — Form of Stock Option Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.7 to the 1/2/08 8-K)
99.11	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.8 to the 1/2/08 8-K)
99.12	Compensation Agreement — Form of Stock Option Award Agreement for Italy (incorporated by reference to Exhibit 99.9 to the 1/2/08 8-K)
99.13	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.10 to the 1/2/08 8-K)
99.14	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.11 to the 1/2/08 8-K)
99.15	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.12 to the 1/2/08 8-K)

Exhibit No.	Exhibit

99.16	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Italy (incorporated by reference to Exhibit 99.13 to the 1/2/08 8-K)
99.17	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.14 to the 1/2/08 8-K)
99.18	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.15 to the 1/2/08 8-K)
99.19	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.16 to the 1/2/08 8-K)
99.20	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Italy (incorporated by reference to Exhibit 99.17 to the 1/2/08 8-K)
99.21	Compensation Plan for Non-Executive Members of the Board of Directors (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 21, 2007)
99.22	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd
Larry C. Boyd
Senior Vice President, Secretary and
General Counsel
February 27, 2008

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Gregory M. E. Spierkel Gregory M. E. Spierkel	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ William D. Humes William D. Humes	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 27, 2008

/s/ Dale R. Laurance Dale R. Laurance	Chairman of the Board	February 27, 2008

/s/ Howard I. Atkins Howard I. Atkins	Director	February 27, 2008

/s/ Leslie S. Heisz Leslie S. Heisz	Director	February 27, 2008

/s/ John R. Ingram John R. Ingram	Director	February 27, 2008

/s/ Martha R. Ingram Martha R. Ingram	Director	February 27, 2008

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	February 27, 2008

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	February 27, 2008

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	February 27, 2008

SIGNATURE	TITLE	DATE

/s/ Michael T. Smith Michael T. Smith	Director	February 27, 2008

/s/ Joe B. Wyatt Joe B. Wyatt	Director	February 27, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453) (the “IPO S-1”))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4)
3.3	Amended and Restated Bylaws of the Company dated February 21, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2007)
10.1	Reserved
10.2	Reserved
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year (the “2005 10-K”))
10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the 2006 fiscal year (the “2006 10-K”))
10.5	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)
10.6	Retirement Program — Ingram Micro Supplemental Investment Savings Plan (the “Supplemental Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2004 fiscal year (the “2004 10-K”))
10.7	Retirement Program — First Amendment to Supplemental Plan (incorporated by reference to Exhibit 10.7 to the 2004 10-K)
10.8	Retirement Programs — 2005 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.9 to the 2005 10-K)
10.9	Retirement Programs — 2006 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the 2005 10-K)
10.10	Retirement Programs — 2007 Compensation Deferral Agreement for Kevin M. Murai (incorporated by reference to Exhibit 10.10 to the 2006 10-K)
10.11	Reserved
10.12	Reserved
10.13	Reserved
10.14	Equity-Based Compensation Programs — Ingram Micro Inc. 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the 1998 fiscal year)
10.15	Equity-Based Compensation Programs — Ingram Micro Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company’s Registration Statement on Form S-8 (File No. 333-39780))
10.16	Equity-Based Compensation Programs — Ingram Micro Inc. 2003 Equity Incentive Plan ((the “2003 Plan”) incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the 2003 fiscal year (the “2003 10-K”))
10.17	Employment Agreement with Kent B. Foster, dated March 6, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report for 1999 fiscal year)
10.18	Executive Retention Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Q2 2001 10-Q”))
10.19	Executive Retention Plan Agreement with Kevin M. Murai (incorporated by reference to Exhibit 10.03 to the Q2 2001 10-Q)
10.20	Executive Retention Plan Agreement with Gregory M.E. Spierkel (incorporated by reference to Exhibit 10.04 to the Q2 2001 10-Q)
10.21	Ingram Micro Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

Exhibit No.	Exhibit

10.22	Executive Officer Severance Policy (incorporated by reference to Exhibit 10.24 to the 2006 10-K)
10.23	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2005)
10.24	2001 Executive Retention Plan Award Payment Deferral Confirmation to Henri T. Koppen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 6, 2006)
10.25	Summary of Annual Executive Incentive Award Program (incorporated by reference to Exhibit 10.27 to the 2006 10-K)
10.26	Amended and Restated German Master Receivables Transfer and Servicing Agreement between BNP Paribas Bank N.V. as Transferee and Ingram Micro Distribution GMBH as Originator and Ingram Micro Holdings GMBH as Depositor, dated August 14, 2003 and restated as of March 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004)
10.27	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Funding (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (the “2004 Q2 10-Q”))
10.28	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.29	Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)
10.30	Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)
10.31	Share Sale Agreement with the stockholders of Techpac Holdings Limited, a company incorporated in Bermuda, dated September 26, 2004 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004)
10.32	Credit Agreement dated effective as of August 23, 2007 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2007)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on November 13, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Compensation Plan for Non-Executive Chairman of the Board of Directors dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on March 29, 2007 (the “3/29/07 8-K”))
99.2	Revised Corporate Governance Guidelines dated March 27, 2007 (incorporated by reference to Exhibit 99.3 to the 3/29/07 8-K)
99.3	Retirement Agreement of Hans Koppen (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on November 15, 2007)
99.4	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed January 2, 2008 (the “1/2/08 8-K”))

Exhibit No.	Exhibit

99.5	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.2 to the 1/2/08 8-K)
99.6	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.3 to the 1/2/08 8-K)
99.7	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.4 to the 1/2/08 8-K)
99.8	Compensation Agreement — Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.5 to the 1/2/08 8-K)
99.9	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.6 to the 1/2/08 8-K)
99.10	Compensation Agreement — Form of Stock Option Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.7 to the 1/2/08 8-K)
99.11	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.8 to the 1/2/08 8-K)
99.12	Compensation Agreement — Form of Stock Option Award Agreement for Italy (incorporated by reference to Exhibit 99.9 to the 1/2/08 8-K)
99.13	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.10 to the 1/2/08 8-K)
99.14	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.11 to the 1/2/08 8-K)
99.15	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.12 to the 1/2/08 8-K)
99.16	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Italy (incorporated by reference to Exhibit 99.13 to the 1/2/08 8-K)
99.17	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.14 to the 1/2/08 8-K)
99.18	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.15 to the 1/2/08 8-K)
99.19	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.16 to the 1/2/08 8-K)
99.20	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Italy (incorporated by reference to Exhibit 99.17 to the 1/2/08 8-K)
99.21	Compensation Plan for Non-Executive Members of the Board of Directors (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 21, 2007)
99.22	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement