Form 10-Q
period 2008-03-29
INGRAM MICRO INC
filed 2008-05-08
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 168,306,395 shares of Class A Common Stock, par value $0.01 per share, outstanding at March 29, 2008.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$567,344	$579,626
Trade accounts receivable (less allowances of $85,055 and $83,155)	3,639,654	4,054,824
Inventories	2,891,699	2,766,148
Other current assets	531,087	520,069

Total current assets	7,629,784	7,920,667

Property and equipment, net	184,114	181,416
Goodwill	745,939	733,481
Other assets	140,386	139,437

Total assets	$8,700,223	$8,975,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,984,771	$4,349,700
Accrued expenses	545,141	602,295
Current maturities of long-term debt	181,339	135,616

Total current liabilities	4,711,251	5,087,611

Long-term debt, less current maturities	428,000	387,500
Other liabilities	68,756	72,948

Total liabilities	5,208,007	5,548,059

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 174,905,386 and 174,243,838 shares issued and 168,306,395 and 172,942,347 shares outstanding in 2008 and 2007, respectively	1,749	1,742
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,125,300	1,114,031
Treasury stock, 6,598,991 and 1,301,491 shares in 2008 and 2007, respectively	(111,655)	(25,061)
Retained earnings	2,139,533	2,075,478
Accumulated other comprehensive income	337,289	260,752

Total stockholders’ equity	3,492,216	3,426,942

Total liabilities and stockholders’ equity	$8,700,223	$8,975,001

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Net sales	$8,577,318	$8,245,704

Cost of sales	8,091,810	7,836,932

Gross profit	485,508	408,772

Operating expenses:
Selling, general and administrative	386,224	335,742
Reorganization credits	—	(684)

	386,224	335,058

Income from operations	99,284	73,714

Other expense (income):
Interest income	(4,013)	(3,332)
Interest expense	17,006	16,092
Net foreign exchange gain	(1,111)	(51)
Other	842	2,686

	12,724	15,395

Income before income taxes	86,560	58,319

Provision for income taxes	22,505	21,339

Net income	$64,055	$36,980

Basic earnings per share	$0.37	$0.22

Diluted earnings per share	$0.37	$0.21

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$64,055	$36,980
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	16,891	15,201
Stock-based compensation expense	8,448	9,584
Excess tax benefit from stock-based compensation	(170)	(965)
Noncash charges for interest and compensation	76	106
Deferred income taxes	6,572	(3,461)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	—	(68,505)
Accounts receivable	434,558	(49,676)
Inventories	(112,356)	193,323
Other current assets	(18,137)	(38,075)
Accounts payable	(314,098)	(292,595)
Accrued expenses	(42,462)	97,590

Cash provided (used) by operating activities	43,377	(100,493)

Cash flows from investing activities:
Purchases of property and equipment	(10,923)	(16,354)
Reduction in investments in available-for-sale marketable securities	(455)	—
Acquisitions, net of cash acquired	(2,665)	(25,406)

Cash used by investing activities	(14,043)	(41,760)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,240	10,556
Repurchase of Class A Common Stock	(86,594)	—
Excess tax benefit from stock-based compensation	170	965
Change in book overdrafts	(68,749)	(180)
Net proceeds from debt	85,446	97,545

Cash provided (used) by financing activities	(64,487)	108,886

Effect of exchange rate changes on cash and cash equivalents	22,871	501

Decrease in cash and cash equivalents	(12,282)	(32,866)

Cash and cash equivalents, beginning of period	579,626	333,339

Cash and cash equivalents, end of period	$567,344	$300,473

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of March 29, 2008, and its results of operations and cash flows for the thirteen weeks ended March 29, 2008 and March 31, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2007. The results of operations for the thirteen weeks ended March 29, 2008 may not be indicative of the results of operations that can be expected for the full year.
Note 2 — Share Repurchases
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
     The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in the Company’s consolidated balance sheet. The stock repurchase activity during the thirteen weeks ended March 29, 2008 is summarized as follows:

		Weighted
	Shares	Average	Amount
	Repurchased	Price Per Share	Repurchased
Cumulative balance at December 29, 2007	1,301,491	$19.26	$25,061
Repurchase of shares of common stock	5,297,500	16.35	86,594

Cumulative balance at March 29, 2008	6,598,991	16.92	$111,655

Note 3 — Earnings Per Share
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Net income	$64,055	$36,980

Weighted average shares	171,219,255	169,906,243

Basic earnings per share	$0.37	$0.22

Weighted average shares including the dilutive effect of stock awards (3,185,747 and 5,168,496 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively)	174,405,002	175,074,739

Diluted earnings per share	$0.37	$0.21

     There were approximately 9,394,000 and 1,494,000 stock awards for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 4 — Stock-Based Compensation
     The Company has a single stock incentive plan approved by its stockholders, the 2003 Equity Incentive Plan, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years from the dates of grant. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. Stock options granted during the thirteen weeks ended March 29, 2008 and March 31, 2007 were 1,318,000 and 1,256,000, respectively, and restricted stock and restricted stock units granted were 632,000 and 1,475,000, respectively. As of March 29, 2008, approximately 7,200,000 shares were available for grant. Stock-based compensation expense for the thirteen weeks ended March 29, 2008 and March 31, 2007 was $8,448 and $9,584, respectively, and the related income tax benefit was approximately $2,200 and $2,500, respectively.
     During the thirteen weeks ended March 29, 2008 and March 31, 2007, a total of 300,000 and 705,000 stock options, respectively, were exercised, and 473,000 and 286,000 restricted stock and restricted stock units, respectively, vested.
Note 5 — Comprehensive Income
     Comprehensive income consists of the following:

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Net income	$64,055	$36,980
Changes in foreign currency translation adjustments	76,537	15,183

Comprehensive income	$140,592	$52,163

     Accumulated other comprehensive income included in stockholders’ equity totaled $337,289 and $260,752 at March 29, 2008 and December 29, 2007, respectively, and consisted solely of foreign currency translation adjustments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 6 — Fair Value Measurements
     Effective December 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2, which partially deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope.
     FAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1- quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 — unobservable inputs that are not corroborated by market data.
     At March 29, 2008, the Company’s assets and liabilities measured at fair value on a recurring basis included available-for-sale securities of $41,919 determined based on Level 1 criteria, as defined above, and a derivative liability of $39,305 determined based on Level 2 criteria. The change in the fair value of derivative instruments for the thirteen weeks ended March 29, 2008 was a loss of $26,440, which is essentially offset by the change in fair value of the underlying hedge assets or liabilities. The change in the fair value of available-for-sale marketable securities was not material during the period.
Note 7 — Goodwill and Intangible Assets
     The changes in goodwill for the thirteen weeks ended March 29, 2008 and March 31, 2007 are as follows:

	North		Asia-	Latin
	America	EMEA	Pacific	America	Total
Balance at December 29, 2007	$235,493	$15,759	$482,229	$—	$733,481
Acquisitions	2,762	94	—	—	2,856
Foreign currency translation	(39)	1,192	8,449	—	9,602

Balance at March 29, 2008	$238,216	$17,045	$490,678	$—	$745,939

Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714
Acquisitions	18,338	—	—	—	18,338
Foreign currency translation	8	127	2,890	—	3,025

Balance at March 31, 2007	$175,078	$14,295	$475,704	$—	$665,077

     In January 2008, the Company acquired the assets of privately held Paradigm Distribution Ltd. (“Paradigm”), a key distributor in the United Kingdom of mobile data and automatic identification and data capture/point-of-sale (“DC/POS”) technologies to solution providers and system integrators. The acquisition expanded the Company’s value-added distribution of mobile data and DC/POS solutions in EMEA. Paradigm was acquired for an initial purchase price of $2,665, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $94 and intangible assets of $1,968, primarily related to vendor and customer relationships with estimated useful lives of 10 years.
     In the first quarter of 2008, the Company made an adjustment to the purchase price allocation associated with the June 2007 acquisition of DBL Distributing Inc., primarily resulting from an increase in the balance of certain preacquisition liabilities by $2,819. This adjustment yielded an increase of goodwill for the same amount.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In March 2007, the Company acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $24,991, including related acquisition costs. The Company has an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which has been recorded in accrued expenses in the Company’s consolidated balance sheet at March 29, 2008 and December 29, 2007. The holders of the remaining 51% interests in Securematics also have the option to require the Company to purchase their interests for the same amount, after two years from the transaction date. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.”
     The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $18,338, trade names of $3,800 with estimated useful lives of 20 years, other intangible assets of $4,000, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. In the first quarter of 2008, the Company made an adjustment to the purchase price allocation associated with these acquisitions to reflect a reduction in tax-related liabilities at the date of purchase totaling $57 and a decrease of goodwill for the same amount. A strong management team, industry expertise and enhancement in the Company’s value as a one-stop shop for network security solution and service providers were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In connection with the Company’s acquisition of VPN Dynamics and minority investment in Securematics, the parties agreed that $4,100 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in three installments over a period of two years following the transaction date, if no claims are made. In accordance with the purchase agreement, in the third quarter of 2007, the Company paid the sellers $1,800 in contingent consideration for the achievement of a milestone, which was an adjustment to the initial purchase price above. The purchase agreement also provides for the Company to pay the sellers additional contingent consideration of up to $3,200, if certain performance levels are achieved, over the two-year period following the date of acquisition. Such payment, if any, will be recorded as additional adjustments to the initial purchase price.
     The aggregate gross carrying amounts of finite-lived identifiable intangible assets of $153,586 and $151,069 at March 29, 2008 and December 29, 2007, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $102,395 and $104,125 at March 29, 2008 and December 29, 2007, respectively. Amortization expense was $4,041 and $2,956 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. The net identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheet.
Note 8 — Reorganization Costs
     Prior to 2006, the Company had launched an outsourcing and optimization plan to improve operating efficiencies within its North American region. The plan included an outsourcing arrangement that moved transaction-oriented service and support functions — including certain North America positions in finance and shared services, customer service, vendor management and certain U.S. positions in technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, the Company also had restructured and consolidated other job functions within the North American region. The Company had also implemented a detailed plan to integrate with the Company the operations of Techpac Holdings Limited, which was acquired in November 2004.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Also, prior to 2006, the Company implemented other actions designed to improve operating income through reductions of selling, general and administrative expenses and enhancements in gross margins. Key components of those initiatives included workforce reductions and facility consolidations worldwide as well as outsourcing of certain IT infrastructure functions. Facility consolidations primarily included consolidation, closing or downsizing of office facilities, distribution centers, returns processing centers and configuration centers throughout North America, consolidation and/or exit of warehouse and office facilities in EMEA, Latin America and Asia-Pacific, and other costs primarily comprised of contract termination expenses associated with outsourcing certain IT infrastructure functions as well as other costs associated with the reorganization activities.
     The above reorganization actions are complete; however, future cash outlays are required primarily for future lease payments related to exited facilities. The remaining liabilities and payment activities in 2008 are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		March 29,
	2007	Liability	Adjustments	2008
Facility costs	$3,911	$(55)	$—	$3,856

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
Note 9 — Long-Term Debt
     The Company’s debt consists of the following:

	March 29,	December 29,
	2008	2007
North American revolving trade accounts receivable-backed financing facilities	$428,000	$387,500
Asia-Pacific revolving trade accounts receivable-backed financing facilities	27,909	—
Revolving unsecured credit facilities and other debt	153,430	135,616

	609,339	523,116
Current maturities of long-term debt	(181,339)	(135,616)

	$428,000	$387,500

Note 10 — Income Taxes
     Beginning in 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 resulted in an increase of $4,957 in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to its consolidated retained earnings as of the beginning of 2007. At March 29, 2008, the Company had gross unrecognized tax benefits of $20,913 compared to $20,168 at December 29, 2007, representing an increase of $745 during first quarter of 2008. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. In addition to gross unrecognized tax benefits identified above, the interest and penalties recorded by the Company totaled $3,753 and $3,119 in the first quarters of 2008 and 2007, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2007, the IRS concluded its audit of the Company’s federal income tax return for the tax years 2001 through 2003. In addition, the IRS initiated an examination of the Company’s federal income tax return for the tax years 2004 and 2005. This examination is still ongoing. Additionally, a number of state and foreign examinations are also currently ongoing. It is possible that these examinations may be resolved within twelve months. However, the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
Note 11 — Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and supply chain solutions worldwide. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation expense (discussed in Note 4 to the Company’s consolidated financial statements) to its operating units; therefore the Company is reporting this as a separate amount.
     Geographic areas in which the Company operates currently include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). Intergeographic sales primarily represent intercompany sales that are accounted for based on established sales prices between the related companies and are eliminated in consolidation.
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Net sales:
North America
Sales to unaffiliated customers	$3,290,181	$3,283,438
Intergeographic sales	66,938	57,695
EMEA	3,066,370	3,047,297
Asia-Pacific	1,813,429	1,569,165
Latin America	407,338	345,804
Eliminations of intergeographic sales	(66,938)	(57,695)

Total	$8,577,318	$8,245,704

Income (loss) from operations:
North America	$40,589	$57,014
EMEA	26,778	34,954
Asia-Pacific	32,541	19,689
Latin America	7,824	(28,359)
Stock-based compensation expense	(8,448)	(9,584)

Total	$99,284	$73,714

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Capital expenditures:
North America	$7,314	$13,777
EMEA	2,246	1,381
Asia-Pacific	1,313	1,126
Latin America	50	70

Total	$10,923	$16,354

Depreciation and amortization:
North America	$8,749	$7,824
EMEA	4,212	3,708
Asia-Pacific	3,377	3,105
Latin America	553	564

Total	$16,891	$15,201

	As of
	March 29,	December 29,
	2008	2007
Identifiable assets:
North America	$4,649,753	$4,867,383
EMEA	2,607,500	2,691,046
Asia-Pacific	991,238	947,873
Latin America	451,732	468,699

Total	$8,700,223	$8,975,001

     The loss from operations recorded in Latin America for the thirteen weeks ended March 31, 2007 includes the $33,754 commercial tax charge further discussed in Note 12 to the Company’s consolidated financial statements.
Note 12 — Commitments and Contingencies
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been the Company’s opinion that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now the Company’s opinion that it has a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar, which was applicable when the charge was recorded. In the fourth quarter of 2007, the Company released a portion of the commercial tax reserve recorded in the first quarter of 2007 amounting to $3,620 (6.5 million Brazilian reais at a December 2007 exchange rate of 1.792 Brazilian reais to the U.S. dollar). The partial reserve release was related to the unassessed period from October through December 2002, for which it is the Company’s opinion that the statute of limitations for an assessment from Brazilian tax authorities has expired.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe that it has valid defenses to the assessment of interest and penalties, which as of March 29, 2008 potentially amount to approximately $23,200 and $27,800, respectively, based on the exchange rate prevailing on that date of 1.746 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed the Company’s Brazilian subsidiary a commercial service tax based upon its sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($32,772 based upon a March 29, 2008 exchange rate of 1.746 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is management’s opinion, after consulting with counsel, that the Company’s subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although the Company intends to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, the Company can make no assurances that it will ultimately be successful in its defense of this matter.
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
Note 13 — New Accounting Standards
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improves the transparency of financial reporting. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early application is encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently in the process of evaluating what impact FAS 161 may have on the disclosures in its consolidated financial statements.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R supercedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any controlling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. FAS 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This statement also calls for additional disclosure regarding the nature and financial effects of the business combination. FAS 141R is to be applied prospectively by the Company to business combinations beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is prohibited. The Company will assess the impact of FAS 141R if and when a future acquisition occurs.
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
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. FAS 159 became effective for the Company beginning December 30, 2007 (the first day of fiscal 2008). The Company did not elect the fair value option to measure certain financial instruments. The adoption of the provisions of FAS159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In November 2007, the Emerging Issues Task Force released Issue No. 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-01 also clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship that are subject to EITF Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). The Company is currently in the process of evaluating what impact EITF No. 07-01 may have on its consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for: competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; reorganization plans; economic conditions; effective income tax rates; capital expenditures; liquidity and capital requirements; acquisitions; contingencies; operating models; and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, as filed with the SEC. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms and conditions offered to our customers to reflect those being imposed by our vendors. We have also strived to improve our profitability through our diversification of product offerings, including our entry into adjacent product segments such as consumer electronics and automatic identification/data capture and point-of-sale, or DC/POS. Our business also requires significant levels of working capital primarily to finance accounts receivable. We have historically relied on, and continue to rely heavily on available cash, debt and trade credit from vendors for our working capital needs.
     In January 2008, we acquired the assets of privately held Paradigm Distribution Ltd., or Paradigm, a key distributor in the United Kingdom of mobile data and DC/POS technologies to solution providers and system integrators. This acquisition expanded our value-added distribution of mobile data and DC/POS solutions in EMEA. Paradigm was acquired for an initial purchase price of $2.7 million (see Note 7 to our consolidated financial statements).
     In June 2007, we acquired certain assets and liabilities of DBL Distributing Inc., or DBL, a leading distributor of consumer electronics accessories and related products in the U.S. DBL offers a comprehensive mix of more than 17,000 consumer electronics products to thousands of independent retailers across the U.S. DBL also publishes the most comprehensive consumer electronics wholesale catalog in the industry. DBL was acquired for $102.2 million, which includes related acquisition costs, plus an estimated working capital adjustment of $5.7 million, which is subject to a final true-up to be agreed to by the two parties. The initial purchase price was funded through our existing borrowing capacity and cash. In connection with the acquisition of DBL, the parties agreed that $10.0 million of the purchase price shall be held in escrow to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in June 2008 to the extent claims are not made or have been resolved.
     In March 2007, we acquired all the outstanding shares of VPN Dynamics and a minority investment of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. We acquired our interests in these related entities for an initial aggregate purchase price of $25.0 million, including related acquisition costs. We have an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1.0 million, which has been recorded in accrued expenses in the Company’s consolidated balance sheet at March 29, 2008 and December 29, 2007. The holders of the remaining 51% interests in Securematics also have the option to require us to purchase their interests for the same amount, after two years from the transaction date. In accordance with the purchase agreement, during the third quarter of 2007, we paid the sellers $1.8 million in contingent consideration for the achievement of a milestone, which was an adjustment to the initial purchase price. The purchase agreement also provides that we pay the sellers additional contingent consideration of up to $3.2 million, if certain performance levels are achieved, over the two-year period following the date of acquisition (see Note 7 to our consolidated financial statements). The initial purchase price was funded through our existing borrowing capacity and cash.

Management’s Discussion and Analysis Continued
Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income (loss) and operating margin (loss) by geographic region for each of the thirteen weeks indicated (in millions).

	Thirteen Weeks Ended
	March 29, 2008		March 31, 2007
Net sales by geographic region:
North America	$3,290	38.4%	$3,284	39.8%
Europe, Middle East and Africa, or EMEA	3,066	35.8	3,047	37.0
Asia-Pacific	1,814	21.1	1,569	19.0
Latin America	407	4.7	346	4.2

Total	$8,577	100.0%	$8,246	100.0%

	Thirteen Weeks Ended
	March 29, 2008		March 31, 2007
Operating income (loss) and operating margin (loss) by geographic region:
North America	$40.6	1.2%	$57.0	1.7%
EMEA	26.8	0.9	35.0	1.1
Asia-Pacific	32.5	1.8	19.7	1.3
Latin America	7.8	1.9	(28.4)	(8.2)
Stock-based compensation expense	(8.4)	—	(9.6)	—

Total	$99.3	1.2%	$73.7	0.9%

     Our loss from operations recorded in Latin America for the thirteen weeks ended March 31, 2007 includes the first quarter commercial tax charge of $33.8 million in Brazil, also discussed in Note 12 to our consolidated financial statements.
     We sell products purchased from many vendors, but generated approximately 25% and 24% of our net sales for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of sales	94.3	95.0

Gross profit	5.7	5.0
Operating expenses:
Selling, general and administrative, or SG&A	4.5	4.1
Reorganization credits	—	(0.0)

Income from operations	1.2	0.9
Other expense, net	0.2	0.2

Income before income taxes	1.0	0.7
Provision for income taxes	0.3	0.3

Net income	0.7%	0.4%

Management’s Discussion and Analysis Continued
Results of Operations for the Thirteen Weeks Ended March 29, 2008 Compared to Thirteen Weeks Ended March 31, 2007
     Our consolidated net sales increased 4.0% to $8.58 billion for the thirteen weeks ended March 29, 2008, or first quarter of 2008, from $8.25 billion for the thirteen weeks ended March 31, 2007, or first quarter of 2007. The increase in net sales was primarily attributable to the translation impact of the strengthening foreign currencies compared to the U.S. dollar, which contributed approximately six percentage-points of the worldwide growth, and continued strong growth in our Asia-Pacific and Latin American regions. These positive trends were partially offset by the reduced demand for IT products and services in North America and EMEA as a result of the softness in the economic environment in both regions. The earlier Easter holiday in 2008 also generated, on average, two less business days in the first quarter of 2008 when compared to the prior year. The impact of this holiday timing is most pronounced in the EMEA and Latin American regions. Net sales from our North American operations were essentially flat at $3.29 billion in the first quarter of 2008 compared to the first quarter of 2007, primarily reflecting tempered demand for IT products and services as a result of the economic softness in the region. Net sales from our EMEA operations increased 0.6% to $3.07 billion in the first quarter of 2008 from $3.05 billion in the first quarter of 2007. However, the appreciation of European currencies compared to the U.S. dollar contributed approximately 11 percentage-points of the EMEA sales growth, which was offset by the weakening demand for IT products and services in most markets in the region. Net sales from our Asia-Pacific operations increased 15.6% to $1.81 billion in the first quarter of 2008 from $1.57 billion in the first quarter of 2007. The growth reflects strengthening currencies in the region, which contributed approximately 10 percentage-points of growth, and continued strong demand for IT products and services in most countries across the region. Net sales from our Latin American operations increased by 17.8% to $407 million in the first quarter of 2008 from $346 million in the first quarter of 2007, primarily due to the solid demand environment throughout the region.
     Gross margin was 5.7% in the first quarter of 2008, an increase of 0.7% compared to 5.0% gross margin in the first quarter of 2007, driven by business improvements, including product mix, focus on profitable business with better margin dynamics and stronger customer loyalty programs in every region. In addition, in the first quarter of 2007, a charge of $33.8 million related to Brazilian commercial taxes adversely affected the prior-year period gross margin by approximately 0.4%. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or prolonged softness in the major economies throughout the world may also affect our net sales and hinder our ability to maintain and/or improve gross margins from the levels realized historically.
     Total SG&A expenses increased 15.0% to $386.2 million in the first quarter of 2008 from $335.7 million in the first quarter of 2007 and increased, as a percentage of net sales, to 4.5% in the first quarter of 2008 compared to 4.1% in the first quarter of 2007. These increases were primarily attributable to additional investments in people and infrastructure to support our strategic initiatives, growth in our fee-for-services business, and the softer demand environment, which has created a higher ratio of operating expenses to sales. Strengthening foreign currencies also contributed significantly to the year-over-year growth in SG&A dollars by approximately $20.0 million, or six percentage-points. As a result of the current economic softness discussed above, we are restructuring our EMEA operations, primarily in the regional headquarters. During the early second quarter of 2008, we have also made targeted reductions of primarily administrative positions in North America. We expect to generate modest savings on these planned actions beginning in the second and third quarters of 2008 with annualized savings ramping up to $18 million to $24 million by the end of the year when these actions are fully implemented. Costs associated with these actions are expected to be approximately $11 million to $13 million, the majority of which are estimated to be incurred during the second and third quarters of 2008. We believe that these actions, and any future actions, will improve productivity and operational effectiveness without sacrificing customer service or vendor relationships, or inhibiting profitable growth. We will continue to pursue and implement business process improvements and organizational changes, including the restructuring actions discussed above, to create sustained business improvements without sacrificing customer service over the long-term.
     For the first quarter of 2007, the credit to reorganization costs of $0.7 million consisted primarily of adjustments for lower than expected costs associated with facility consolidations in North America related to actions taken in prior years.

Management’s Discussion and Analysis Continued
     Operating margin increased to 1.2% in the first quarter of 2008 compared to 0.9% in the first quarter of 2007. The first quarter of 2007 included the charge for commercial taxes in Brazil, which negatively impacted the prior-year period operating margin by approximately 0.4%, as discussed above. Our North American operating margin decreased to 1.2% in the first quarter of 2008 from 1.7% in the first quarter of 2007, primarily as a result of the investments in strategic initiatives and infrastructure and the soft economic environment discussed above. Our EMEA operating margin decreased to 0.9% in the first quarter of 2008 from 1.1% in the first quarter of 2007. The soft economic environment had a negative impact on this region, with sales declining at a quicker pace than operating expenses. Our Asia-Pacific operating margin increased to 1.8% in the first quarter of 2008 from 1.3% in the first quarter of 2007, reflecting gross margin improvement, economies of scale from the higher volume of business and ongoing cost containment efforts. Our Latin American operating margin was 1.9% in the first quarter of 2008 compared to an operating loss margin of 8.2% in the first quarter of 2007. The increase was primarily due to the prior-year commercial tax charge in Brazil, which was approximately 9.8% of Latin American net sales, as well as gross margin improvement and ongoing cost containment efforts. We continue to implement process improvements and other changes to improve profitability over the long-term, including the previously discussed reorganization actions expected to occur in the second and third quarters of 2008. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense (income) consisted primarily of interest, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $12.7 million in the first quarter of 2008 compared to $15.4 million in the first quarter of 2007, primarily due to lower interest rates on U.S. borrowings, higher cash balances generating higher interest income and higher foreign exchange gains, partially offset by higher average borrowings.
     The provision for income taxes was $22.5 million, or an effective tax rate of 26.0%, in the first quarter of 2008, which includes a favorable two-percentage-point discrete impact resulting from a tax-rate change in China. In the first quarter of 2007, the provision for income taxes was $21.3 million, or an effective tax rate of 36.6%, which was negatively impacted by the $33.8 million Brazilian commercial tax charge, for which we did not recognize an income tax benefit, partially offset by the positive impact resulting from our reversal of certain income tax reserves following the resolution of a U.S. tax audit.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	general deterioration in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	seasonal variations in the demand for our products and services, such as lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;
•	changes in product mix, including impacts of targeted expansion in certain adjacent markets;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	the impact of acquisitions we may make;
•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints; and
•	interest rate fluctuations, which may increase our borrowing costs and may influence the willingness of customers and end-users to purchase products and services.
     These historical variations may not be indicative of future trends. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Management’s Discussion and Analysis Continued
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, trade and supplier credit, and borrowings under revolving credit and other facilities. The following is a detailed discussion of our cash flows for the first quarters of 2008 and 2007.
     Our cash and cash equivalents totaled $567.3 million and $579.6 million at March 29, 2008 and December 29, 2007, respectively.
     Net cash provided by operating activities was $43.4 million in the first quarter of 2008 compared to cash used by operating activities of $100.5 million in the first quarter of 2007. The net cash provided by operating activities in the first quarter of 2008 principally reflects our net income and decrease in accounts receivable, partially offset by an increase in our inventories and reduction in accounts payable. The increase in inventories since the end of 2007 is a function of a softer economic environment as we are actively working to align inventory levels to lower than expected sales volume. The reduction in accounts receivable and accounts payable reflects the lower volume of business as a result of softening economies in the North America and EMEA regions. The net cash used by operating activities in the first quarter of 2007 principally reflects reductions in accounts payable and amounts sold under accounts receivable programs, partially offset by reductions in inventories and increases in accrued expenses. The reductions of accounts payable and inventories largely reflect the normal seasonal decline in sales during the quarter, as well as the timing of vendor payments, while the increase of accrued expenses primarily relates to timing of payments for value added taxes in certain countries and the accrual of the previously discussed commercial tax liability in Brazil.
     Net cash used by investing activities was $14.0 million in the first quarter of 2008 compared to $41.8 million in the first quarter of 2007. The net cash used by investing activities in the first quarter of 2008 was primarily due to capital expenditures. The net cash used by investing activities in the first quarter of 2007 was primarily due to the VPN Dynamics and Securematics acquisitions and capital expenditures.
     Net cash used by financing activities was $64.5 million in the first quarter of 2008 compared to net cash provided by financing activities of $108.9 million in the first quarter of 2007. The net cash used by financing activities in the first quarter of 2008 primarily reflects our repurchase of Class A common stock of $86.6 million under our $300 million stock repurchase program and a decrease in our book overdrafts, partially offset by the net proceeds of $85.4 million from our debt facilities. The net cash provided by financing activities in the first quarter of 2007 primarily reflects net proceeds of $97.5 million from our debt facilities and proceeds of $10.6 million from the exercise of stock options.
     Our debt level is highly influenced by our working capital needs. As such, our borrowings fluctuate from period-to-period and may also fluctuate significantly within a quarter. The fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt balance may not be reflective of our average debt level or maximum debt level during the period presented or at any point in time.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     We have a revolving accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $650 million at any time prior to its maturity date of July 2010. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At March 29, 2008 and December 29, 2007, we had borrowings of $428.0 million and $387.5 million, respectively, under this U.S. revolving accounts receivable-backed financing program.

Management’s Discussion and Analysis Continued
     We also have a revolving accounts receivable-backed financing program in Canada, which matures on August 31, 2008, and provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $147 million at March 29, 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At March 29, 2008 and December 29, 2007, we had no borrowings under this Canadian revolving accounts receivable-backed financing program.
     We have two revolving accounts receivable-backed financing facilities in Europe, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $169 million, and Euro 230 million, or approximately $363 million, at March 29, 2008. These facilities mature in July 2010 and January 2009, respectively. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At March 29, 2008 and December 29, 2007, we had no borrowings under these European revolving accounts receivable-backed financing facilities.
     We also have two revolving accounts receivable factoring facilities in Europe maturing in March 2010, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $120 million, and Euro 90 million, or approximately $142 million, respectively, at March 29, 2008. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. At March 29, 2008 and December 29, 2007, we had no borrowings outstanding under these European factoring facilities.
     We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $229 million at March 29, 2008, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in June 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At March 29, 2008 and December 29, 2007, we had borrowings of $27.9 million and $0, respectively, under this Asia-Pacific multi-currency revolving accounts receivable-backed financing facility.
     Our ability to access financing under our North American, EMEA and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable, the level of market demand for commercial paper and covenant compliance discussed below. At March 29, 2008, our actual aggregate available capacity under these programs was approximately $1.6 billion based on eligible trade accounts receivable available, of which approximately $455.9 million of such capacity was outstanding. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We have a $275 million revolving senior unsecured credit facility with a bank syndicate in North America that matures in August 2012. Subject to approval by the bank syndicate, this facility may be increased up to $450 million at any time prior its maturity date. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At March 29, 2008 and December 29, 2007, we had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to support letters of credit. At March 29, 2008 and December 29, 2007, letters of credit of $40.9 million and $41.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

Management’s Discussion and Analysis Continued
     We have a 100 million Australian dollar, or approximately $92 million at March 29, 2008, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At March 29, 2008, we had no borrowings, while at December 29, 2007, we had borrowings $0.9 million under this senior unsecured credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At March 29, 2008 and December 29, 2007, no letters of credit were issued.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $933 million at March 29, 2008. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 29, 2008 and December 29, 2007, we had approximately $153.4 million and $134.7 million, respectively, outstanding under these facilities. Certain borrowings under these facilities are secured by collateral deposits of $35.0 million at March 29, 2008 and December 29, 2007, which are both included in other current assets. At March 29, 2008 and December 29, 2007, letters of credit totaling approximately $34.7 million and $30.2 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.8% and 6.4% per annum at March 29, 2008 and December 29, 2007, respectively.
     There has been no significant change in our contractual obligations during the first quarter of 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007.
Covenant Compliance
     We are required to comply with certain financial covenants under some of our financing facilities, including minimum tangible net worth, restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At March 29, 2008, we were in compliance with all material covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Capital Expenditures
     We presently expect our capital expenditures to approximate $80 million in 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter ended March 29, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 29, 2007.
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

Part II. Other Information
Item 1. Legal Proceedings
     In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been our opinion that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now our opinion that we have a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar which was applicable when the charge was recorded. In the fourth quarter of 2007, we released a portion of the commercial tax reserve recorded in the first quarter of 2007 amounting to $3.6 million (6.5 million Brazilian reais at a December 2007 exchange rate of 1.792 Brazilian reais to the U.S. dollar). The partial reserve release was related to the unassessed period from October through December 2002, for which it is management’s opinion that the statute of limitations for an assessment from Brazilian tax authorities has expired.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of March 29, 2008 potentially amount to approximately $23.2 million and $27.8 million, respectively, based on the exchange rate prevailing on that date of 1.746 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($32.8 million based upon a March 29, 2008 exchange rate of 1.746 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although we intend to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, we can make no assurances that we will ultimately be successful in our defense of this matter.
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

     We and one of our subsidiaries are defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). Both actions are currently pending in the U.S. District Court for the Southern District of New York. The trustee of the Refco Litigation Trust has filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. The liquidators of numerous Cayman Island-based hedge funds filed suit in New York state court (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary conspired with and aided and abetted the fraud of Refco insiders and others by participating in the above two loan transactions, causing damage to the hedge funds in an unspecified amount. We intend to vigorously defend these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
May 8, 2008

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX