Form 10-Q
period 2008-06-28
INGRAM MICRO INC
filed 2008-08-07
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 165,878,975 shares of Class A Common Stock, par value $0.01 per share, outstanding at June 28, 2008.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$747,796	$579,626
Trade accounts receivable (less allowances of $85,108 and $83,155)	3,626,746	4,054,824
Inventories	2,584,291	2,766,148
Other current assets	457,104	520,069

Total current assets	7,415,937	7,920,667

Property and equipment, net	185,601	181,416
Goodwill	758,323	733,481
Other assets	135,677	139,437

Total assets	$8,495,538	$8,975,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,902,429	$4,349,700
Accrued expenses	526,900	602,295
Current maturities of long-term debt	186,671	135,616

Total current liabilities	4,616,000	5,087,611

Long-term debt, less current maturities	293,500	387,500
Other liabilities	71,173	72,948

Total liabilities	4,980,673	5,548,059

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 175,267,766 and 174,243,838 shares issued and 165,878,975 and 172,942,347 shares outstanding in 2008 and 2007, respectively	1,753	1,742
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,136,179	1,114,031
Treasury stock, 9,388,791 and 1,301,491 shares in 2008 and 2007, respectively	(159,385)	(25,061)
Retained earnings	2,198,468	2,075,478
Accumulated other comprehensive income	337,850	260,752

Total stockholders’ equity	3,514,865	3,426,942

Total liabilities and stockholders’ equity	$8,495,538	$8,975,001

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$8,816,615	$8,186,071	$17,393,932	$16,431,775

Cost of sales	8,329,193	7,743,256	16,421,003	15,580,188

Gross profit	487,422	442,815	972,929	851,587

Operating expenses:
Selling, general and administrative	387,578	357,354	773,801	693,096
Reorganization costs (credits)	6,613	(231)	6,613	(915)

	394,191	357,123	780,414	692,181

Income from operations	93,231	85,692	192,515	159,406

Other expense (income):
Interest income	(3,717)	(5,088)	(7,730)	(8,420)
Interest expense	16,236	18,770	33,241	34,862
Net foreign currency exchange loss (gain)	(2,692)	156	(3,803)	105
Other	928	1,309	1,770	3,995

	10,755	15,147	23,478	30,542

Income before income taxes	82,476	70,545	169,037	128,864

Provision for income taxes	23,541	18,145	46,047	39,484

Net income	$58,935	$52,400	$122,990	$89,380

Basic earnings per share	$0.35	$0.31	$0.73	$0.52

Diluted earnings per share	$0.35	$0.30	$0.71	$0.51

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Twenty-six Weeks Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$122,990	$89,380
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,893	30,785
Stock-based compensation	15,197	19,897
Excess tax benefit from stock-based compensation	(295)	(2,886)
Noncash charges for interest and other compensation	153	212
Deferred income taxes	12,376	(16,648)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	—	(68,505)
Trade accounts receivable	456,222	(2,666)
Inventories	199,481	377,882
Other current assets	20,620	(69,240)
Accounts payable	(460,202)	(287,237)
Change in book overdrafts	(12,842)	29,119
Accrued expenses	(69,594)	164,257

Cash provided by operating activities	318,999	264,350

Cash flows from investing activities:
Purchases of property and equipment	(26,018)	(23,376)
Investments in available-for-sale marketable securities	(456)	—
Collection of short term collateral deposits on financing arrangements	35,000	—
Acquisitions, net of cash acquired	(4,249)	(127,078)

Cash provided (used) by investing activities	4,277	(150,454)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,605	34,038
Repurchase of Class A Common Stock	(134,324)	—
Excess tax benefit from stock-based compensation	295	2,886
Net proceeds (repayments) of debt	(41,587)	72,797

Cash provided (used) by financing activities	(166,011)	109,721

Effect of exchange rate changes on cash and cash equivalents	10,905	1,372

Increase in cash and cash equivalents	168,170	224,989

Cash and cash equivalents, beginning of period	579,626	333,339

Cash and cash equivalents, end of period	$747,796	$558,328

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of June 28, 2008, and its consolidated results of operations for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007, and consolidated cash flows for the twenty-six weeks ended June 28, 2008 and June 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2007. The consolidated results of operations for the thirteen and twenty-six weeks ended June 28, 2008 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Reclassification of Book Overdrafts
     Book overdrafts of $313,185 and $326,027 as of June 28, 2008 and December 29, 2007, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from other bank balances. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of June 28, 2008 and December 29, 2007, or any balance on any given date.
     For the twenty-six weeks ended June 28, 2008, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this change increased the cash provided by operating activities for the twenty-six weeks ended June 30, 2007 from $235,231 as previously disclosed in the prior year Quarterly Report on Form 10-Q to $264,350 with a corresponding decrease in the cash flows provided by financing activities for the twenty-six weeks ended June 30, 2007 from $138,840 to $109,721.
Note 2 – Share Repurchases
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in the Company’s consolidated balance sheet. The stock repurchase activity during the twenty-six weeks ended June 28, 2008 is summarized as follows:

		Weighted
	Shares	Average	Amount
	Repurchased	Price Per Share	Repurchased
Cumulative balance at December 29, 2007	1,301,491	$19.26	$25,061
Repurchase of shares of common stock	8,087,300	16.61	134,324

Cumulative balance at June 28, 2008	9,388,791	16.98	$159,385

Note 3 – Earnings Per Share
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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$58,935	$52,400	$122,990	$89,380

Weighted average shares	166,711,820	171,097,451	168,976,344	170,511,116

Basic EPS	$0.35	$0.31	$0.73	$0.52

Weighted average shares, including the dilutive effect of stock-based awards (3,527,883 and 5,486,287 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and 3,367,603 and 5,397,684 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively)	170,239,703	176,583,738	172,343,947	175,908,800

Diluted EPS	$0.35	$0.30	$0.71	$0.51

     There were approximately 6,564,000 and 1,431,000 stock-based awards for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and 7,549,000 and 1,433,000 stock-based awards for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 4 – Stock-Based Compensation
     The Company has a single equity incentive plan approved by its shareholders, the 2003 Amended and Restated Equity Incentive Plan, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years from the dates of grant. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. Restricted stock and restricted stock units granted were 31,000 and 53,000 during the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively and 663,000 and 1,518,000 during the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. No stock options were granted during the thirteen weeks ended June 28, 2008 and June 30, 2007. Stock options granted during the twenty-six weeks ended June 28, 2008 and June 30, 2007 were 1,318,000 and 1,256,000, respectively. As of June 28, 2008, approximately 12,292,000 shares were available for grant. Stock-based compensation expense for the thirteen weeks ended June 28, 2008 and June 30, 2007 was $6,749 and $10,313, respectively, and the related income tax benefit was approximately $1,900 and $2,600, respectively. Stock-based compensation expense for the twenty-six weeks ended June 28, 2008 and June 30, 2007 was $15,197 and $19,897, respectively, and the related income tax benefit was approximately $4,100 and $5,100, respectively.
     During the thirteen weeks ended June 28, 2008 and June 30, 2007, a total of 346,000 and 1,659,000 stock options, respectively, were exercised, and 23,000 and 15,000 restricted stock and restricted stock units vested, respectively. During the twenty-six weeks ended June 28, 2008 and June 30, 2007, a total of 646,000 and 2,363,000 stock options, respectively, were exercised, and 496,000 and 179,000 restricted stock and restricted stock units vested, respectively.
Note 5 – Comprehensive Income
     Comprehensive income consists of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$58,935	$52,400	$122,990	$89,380
Changes in other comprehensive income	561	40,479	77,098	55,662

Comprehensive income	$59,496	$92,879	$200,088	$145,042

     Accumulated other comprehensive income included in stockholders’ equity totaled $337,850 and $260,752 at June 28, 2008 and December 29, 2007, respectively, and consisted primarily of cumulative foreign currency translation adjustments.
Note 6 – Fair Value Measurements
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     FAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 — unobservable inputs that are not corroborated by market data.
     At June 28, 2008, the Company’s assets and liabilities measured at fair value on a recurring basis included available-for-sale securities of $42,785 determined based on Level 1 criteria, as defined above, and a net derivative liability of $41,020 determined based on Level 2 criteria. The change in the fair value of derivative instruments for the thirteen weeks ended June 28, 2008 was a loss of $28,155, which is essentially offset by the change in fair value of the underlying hedged assets or liabilities. The change in the fair value of available-for-sale marketable securities was not material during the period.
Note 7 – Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the twenty-six weeks ended June 28, 2008 and June 30, 2007 are as follows:

	North		Asia-	Latin
	America	EMEA	Pacific	America	Total
Balance at December 29, 2007	$235,493	$15,759	$482,229	$—	$733,481
Acquisitions	6,873	94	1,584	—	8,551
Foreign currency translation	(27)	1,144	15,174	—	16,291

Balance at June 28, 2008	$242,339	$16,997	$498,987	$—	$758,323

Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714
Acquisitions	71,891	—	—	—	71,891
Foreign currency translation	75	338	8,412	—	8,825

Balance at June 30, 2007	$228,698	$14,506	$481,226	$—	$724,430

     In June 2008, the Company acquired the distribution business of the Cantechs Group, one of China’s largest providers of auto-identification and data capture/point of sale (“DC/POS”) products and services. The acquisition expanded the Company’s value-added distribution in the Asian enterprise mobility market. The distribution business of Cantechs Group was acquired for a cash price of $1,584, including related acquisition costs. The entire purchase price has been preliminarily allocated to goodwill as no operating assets or liabilities were acquired and the Company is currently evaluating the valuation of the other identifiable intangible assets acquired as part of this acquisition.
     In January 2008, the Company acquired the assets of privately held Paradigm Distribution Ltd. (“Paradigm”), a key distributor in the United Kingdom of mobile data and automatic identification and DC/POS technologies to solution providers and system integrators. The acquisition expanded the Company’s value-added distribution of mobile data and DC/POS solutions in EMEA. Paradigm was acquired for a purchase price of $2,665, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $94 and intangible assets of $1,968, primarily related to vendor and customer relationships with estimated useful lives of 10 years.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In June 2007, the Company acquired certain assets and liabilities of DBL Distributing Inc. (“DBL”). DBL was acquired for $102,174, which includes an initial cash price of $96,502, including related acquisition costs, plus an estimated working capital adjustment of $5,672, which is subject to a final true-up to be agreed to by the two parties. In the second quarter of 2007, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $59,720, trade names of $11,600 with estimated useful lives of 20 years and other intangible assets of $12,800 primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. In the first and second quarters of 2008, the Company made adjustments to the purchase price allocation above, primarily resulting from an increase in the balance of certain preacquisition liabilities, by $6,930. These adjustments yielded an increase of goodwill for the same amount. Under the terms of the purchase agreement, the parties agreed that $10,000 of the purchase price would be held in an escrow account to cover indemnification of any claims arising from pre-acquisition contingent liabilities until the later of June 2008 or the final resolution of any such claims. In March 2008, the Company served a notice of claim with the seller for indemnification for certain pre-acquisition liabilities in accordance with the terms of the purchase agreement, and also notified the seller and the escrow agent, Union Bank of California, that it was extending the term of the escrow for an additional year. In June 2008, at the request of the seller, the escrow funds were disbursed to the seller by the escrow agent without any notice to the Company. The Company has obtained a temporary restraining order preventing the seller from utilizing these funds and is considering action against the escrow agent to the extent the Company is unable to recover indemnification from the seller. At this time, the Company believes it will be able to fully recover the escrow funds from either the seller or the escrow agent.
     In March 2007, the Company acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $24,991, including related acquisition costs. The Company has an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which has been recorded in accrued expenses in the Company’s consolidated balance sheet at June 28, 2008 and December 29, 2007. The holders of the remaining 51% interests in Securematics also have the option to require the Company to purchase their interests for the same amount, after two years from the transaction date. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.”
     The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $18,891, trade names of $3,800 with estimated useful lives of 20 years, other intangible assets of $4,000, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. In accordance with the purchase agreement, in the third quarter of 2007, the Company paid the sellers $1,800 in contingent consideration for the achievement of a milestone, which was an adjustment to the initial purchase price above. In the first quarter of 2008, the Company made an adjustment to the purchase price allocation associated with these acquisitions to reflect a reduction in tax-related liabilities at the date of purchase totaling $57 and a decrease of goodwill for the same amount. In connection with the Company’s acquisition of VPN Dynamics and Securematics, the parties agreed that $4,100 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in three installments over a period of two years following the transaction date, if no claims are made. The purchase agreement also provides for the Company to pay the sellers additional contingent consideration of up to $3,200, if certain performance levels are achieved, over the two-year period following the date of acquisition. Such payment, if any, will be recorded as additional adjustments to the initial purchase price.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The aggregate gross carrying amounts of finite-lived identifiable intangible assets of $153,916 and $151,069 at June 28, 2008 and December 29, 2007, respectively, are amortized over their estimated lives ranging from 3 to 20 years. The net carrying amount was $98,587 and $104,125 at June 30, 2008 and December 29, 2007, respectively. Amortization expense was $4,008 and $3,188 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and $8,049 and $6,144 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. The net identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheet.
     All acquisitions for the periods presented above were not material, individually or in aggregate, to the Company as a whole and therefore, pro-forma financial information has not been presented.
Note 8 – Reorganization and Expense-Reduction Program Costs
     During the second quarter of 2008, the Company announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes primarily at the regional headquarters in EMEA and targeted reductions of primarily administrative and back-office positions in North America. Total costs of the actions incurred in EMEA for the thirteen weeks ended June 28, 2008 were $6,830, comprised of $5,736 of reorganization costs, primarily related to employee termination benefits for workforce reductions of approximately 80 employees, as well as $1,094 of other costs charged to selling, general and administrative expenses, primarily comprised of consulting, legal and other expenses associated with implementing the reduction in workforce. In North America, the total costs of the actions for the thirteen weeks ended June 28, 2008 were $1,407, all of which were reorganization costs, primarily related to employee termination benefits for workforce reductions of approximately 110 employees. Remaining costs associated with these announced action plans are estimated to be approximately $7,000, the majority of which is expected to be incurred in the third quarter of 2008.
     The reorganization costs, related payment activities and adjustments for the thirteen weeks ended June 28, 2008 and the remaining liability related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		June 28,
	Costs	Liability	Adjustments	2008
Employee termination benefits	$7,143	$(2,319)	$—	$4,824

     The Company expects the remaining liability for these employee termination benefits to be fully utilized before the end of 2008.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The above reorganization actions are complete; however, future cash outlays are required primarily for future lease payments related to exited facilities. The remaining liabilities and payment activities in 2008 are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		June 30,
	2007	Liability	Adjustments	2008
Facility costs	$3,911	$(274)	$(530)	$3,107

     The Company expects the remaining liability for these facility costs to be fully utilized by the end of 2015.
     The credit adjustment to reorganization costs of $530 for the thirteen and twenty-six weeks ended June 28, 2008 primarily represents lower than expected costs to settle lease obligations related to previous actions in North America. The total credit adjustment to reorganization costs of $915 for the twenty-six weeks and $231 for the thirteen weeks ended June 30, 2007 consisted of $890 in North America ($206 in the thirteen weeks ended June 30, 2007) for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $25 in Europe for lower than expected costs associated with employee termination benefits related to actions taken in prior years.
Note 9 – Long-Term Debt
     The Company’s debt consists of the following:

	June 28,	December 29,
	2008	2007
North American revolving trade accounts receivable-backed financing facilities	$293,500	$387,500
Asia-Pacific revolving trade accounts receivable-backed financing facilities	51,217	—
Revolving unsecured credit facilities and other debt	135,454	135,616

	480,171	523,116
Current maturities of long-term debt	(186,671)	(135,616)

	$293,500	$387,500

     In July 2008, the Company entered into a $250,000 senior unsecured term loan facility in North America with a bank syndicate. The facility matures in August 2012. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on the Company’s debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, the Company is also required to pay quarterly a minimum of $3,125 of principal on the loan beginning in November 2009 through the end of the loan term. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default. The proceeds of the term loan will be used for general corporate purposes, including refinancing existing indebtedness and funding working capital. Subject to certain conditions, the Company may increase the amount of the facility up to $350,000.
     In connection with the senior unsecured term loan facility above, the Company entered into an interest rate swap agreement with a financial institution for $200,000 of the term loan, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly, beginning in November 2009 through the maturity of the agreement.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 10 – Income Tax
     At June 28, 2008, the Company had gross unrecognized tax benefits of $22,476 compared to $20,168 at December 29, 2007, representing an increase of $2,308 during first half of 2008 primarily related to exposure on transfer pricing. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. In addition to gross unrecognized tax benefits identified above, the interest and penalties recorded by the Company totaled $1,152 in the second quarter of 2008 and a reversal of $418 in the second quarter 2007. Interest and penalties recorded in the first half of 2008 and 2007 totaled $4,905 and $2,701, respectively.
     The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2007, the IRS concluded its audit of the Company’s federal income tax return for the tax years 2001 through 2003. In addition, the IRS initiated an examination of the Company’s federal income tax return for the tax years 2004 and 2005. This examination is still ongoing. Additionally, a number of state and foreign examinations are also currently ongoing. It is possible that these examinations may be resolved within 12 months. However, the Company does not expect its unrecognized tax benefits to change materially over the next 12 months.
Note 11 – Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and solutions. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation (see Note 4 to consolidated financial statements) to its operating units; therefore, the Company is reporting this as an amount separate from its geographic segments.
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
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales:
North America:
Sales to unaffiliated customers	$3,518,983	$3,301,497	$6,809,164	$6,584,936
Intergeographic sales	55,959	58,290	122,987	115,985
EMEA	2,955,209	2,776,867	6,021,578	5,824,163
Asia-Pacific	1,904,144	1,764,125	3,717,573	3,333,290
Latin America	438,279	343,582	845,617	689,386
Elimination of intergeographic sales	(55,959)	(58,290)	(122,987)	(115,985)

Total	$8,816,615	$8,186,071	$17,393,932	$16,431,775

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Income (loss) from operations:
North America	$44,380	$38,545	$84,969	$95,559
EMEA	15,669	22,924	42,448	57,878
Asia-Pacific	32,699	31,042	65,240	50,730
Latin America	7,232	3,494	15,055	(24,864)
Stock-based compensation expense	(6,749)	(10,313)	(15,197)	(19,897)

Total	$93,231	$85,692	$192,515	$159,406

Capital expenditures:
North America	$11,776	$4,310	$19,090	$18,088
EMEA	1,939	1,264	4,185	2,645
Asia-Pacific	1,202	1,099	2,515	2,225
Latin America	178	348	228	418

Total	$15,095	$7,021	$26,018	$23,376

Depreciation and amortization:
North America	$9,395	$8,005	$18,144	$15,829
EMEA	4,321	3,772	8,532	7,480
Asia-Pacific	3,782	3,237	7,159	6,342
Latin America	505	571	1,058	1,134

Total	$18,003	$15,585	$34,893	$30,785

	As of
	June 28,	December 29,
	2008	2007
Identifiable assets:
North America	$4,685,826	$4,867,383
EMEA	2,425,711	2,691,046
Asia-Pacific	940,275	947,873
Latin America	443,726	468,699

Total	$8,495,538	$8,975,001

     Included in the income (loss) from operations for the thirteen and twenty-six weeks ended June 28, 2008 are the reorganization and cost-reduction actions totaling $7,707, as discussed in Note 8. The North America and EMEA results for the 2008 periods include $877 and $6,830, respectively, in cost associated with these actions.
     The income from operations recorded in North America for the thirteen and twenty-six weeks ended June 30, 2007 included the $15,000 charge for estimated losses related to the SEC matter discussed in Note 12. The loss from operations in Latin America included a commercial tax charge of $33,754 for the twenty-six weeks ended June 30, 2007, also discussed in Note 12.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 12 – Commitments and Contingencies
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
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe that it has valid defenses to the assessment of interest and penalties, which as of June 28, 2008 potentially amount to approximately $26,300 and $30,200, respectively, based on the exchange rate prevailing on that date of 1.608 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed the Company’s Brazilian subsidiary a commercial service tax based upon its sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($35,583 based upon a June 28, 2008 exchange rate of 1.608 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is management’s opinion, after consulting with counsel, that the Company’s subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although the Company intends to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, the Company can make no assurances that it will ultimately be successful in its defense of this matter.

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
Note 13 – New Accounting Standards
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently in the process of evaluating what impact FAS 161 may have on the disclosures in its consolidated financial statements.
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
     We have complemented our internal growth initiatives with strategic business acquisitions, including our recent acquisitions of the distribution business of the Cantechs Group in Asia-Pacific, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, and Nimax in North America, each of which expanded our value-added distribution of mobile data and DC/POS solutions; AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S.; DBL, a leading distributor of consumer electronics accessories in the U.S.; and VPN Dynamics and Securematics, which expanded our networking product and services offerings in the U.S.
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income (loss) and operating margin (loss) by geographic region for each of the thirteen and twenty-six week periods indicated (in millions).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28,		June 30,		June 28,		June 30,
	2008		2007		2008		2007

Net sales by geographic region:
North America	$3,519	39.9%	$3,301	40.3%	$6,809	39.1%	$6,585	40.1%
EMEA	2,955	33.5	2,777	33.9	6,022	34.6	5,824	35.4
Asia-Pacific	1,904	21.6	1,764	21.6	3,717	21.4	3,333	20.3
Latin America	439	5.0	344	4.2	846	4.9	690	4.2

Total	$8,817	100.0%	$8,186	100.0%	$17,394	100.0%	$16,432	100.0%

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28,		June 30,		June 28,		June 30,
	2008		2007		2008		2007
Operating income (loss) and operating margin (loss) by geographic region:
North America	$44.4	1.3%	$38.6	1.2%	$85.0	1.2%	$95.6	1.5%
EMEA	15.7	0.5	22.9	0.8	42.4	0.7	57.9	1.0
Asia-Pacific	32.7	1.7	31.0	1.8	65.2	1.8	50.7	1.5
Latin America	7.2	1.6	3.5	1.0	15.1	1.8	(24.9)	(3.6)
Stock-based compensation
expense	(6.8)	—	(10.3)	—	(15.2)	—	(19.9)	—

Total	$93.2	1.1%	$85.7	1.0%	$192.5	1.1%	$159.4	1.0%

     Our income from operations for the 2008 periods presented above include $0.9 million of net charges in North America and $6.8 million of charges in EMEA related to our reorganization and expense reduction programs as discussed in Note 8 to our consolidated financial statements. Our income from operations in North America for the 2007 periods presented above includes the $15.0 million charge related to the SEC matter as discussed in Note 12 to our consolidated financial statements. In addition, our loss from operations in Latin America for the twenty-six weeks ended June 30, 2007 includes the commercial tax charge of $33.8 million in Brazil, also discussed in Note 12.
     We sell products purchased from many vendors, but generated approximately 25% and 21% of our net sales for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.6	94.4	94.8

Gross profit	5.5	5.4	5.6	5.2
Operating expenses:
Selling, general and administrative	4.4	4.4	4.5	4.2
Reorganization costs (credits)	0.0	(0.0)	0.0	(0.0)

Income from operations	1.1	1.0	1.1	1.0
Other expense, net	0.1	0.2	0.1	0.2

Income before income taxes	1.0	0.8	1.0	0.8
Provision for income taxes	0.3	0.2	0.3	0.3

Net income	0.7%	0.6%	0.7%	0.5%

Results of Operations for the Thirteen Weeks Ended June 28, 2008 Compared to
Thirteen Weeks Ended June 30, 2007
     Our consolidated net sales increased 7.7% to $8.82 billion for the thirteen weeks ended June 28, 2008, or second quarter of 2008, from $8.19 billion for the thirteen weeks ended June 30, 2007, or second quarter of 2007. The increase in net sales was primarily attributable to the translation impact of the strengthening foreign currencies compared to the U.S. dollar, which contributed approximately six percentage-points of the worldwide growth, additional revenue arising from our acquisition of DBL in late June 2007 and continued strong growth in our Latin American region. These positive trends were partially offset by the reduced demand for IT products and services in EMEA as a result of the softness in the economic environment, as well as our deliberate efforts to walk away from unfavorable business in the region. North America and certain of the larger economies in Asia-Pacific also experienced economic softness, which tempered revenue growth from recent levels in those regions. Net sales from our North American operations increased 6.6% to $3.52 billion in the second quarter of 2008 from $3.30 billion in the second quarter of 2007, primarily reflecting higher demand for IT products and services in the region during the second quarter of 2008, particularly in Canada, and DBL’s revenue contribution of approximately two percentage-points of North America’s year-over-year net sales growth. Net sales from our EMEA operations increased 6.4% to $2.96 billion in the second quarter of 2008 from $2.78 billion in the second quarter of 2007. However, the appreciation of European currencies compared to the U.S. dollar contributed approximately 13 percentage-points of the EMEA sales growth, which was offset in part by the weak IT demand environment in the region. Net sales from our Asia-Pacific operations increased 7.9% to $1.90 billion in the second quarter of 2008 from $1.76 billion in the second quarter of 2007, primarily reflecting the appreciation of local currencies compared to the U.S. dollar, which contributed six percentage-points of growth in the quarter. The region’s growth has been dampened by the global economic environment, particularly in the region’s larger economies, while many of the smaller countries continue to exhibit reasonably strong growth. To a lesser extent, the May earthquake in China also negatively impacted year-over-year sales growth. Net sales from our Latin American operations increased 27.6% to $438 million in the second quarter of 2008 from $344 million in the second quarter of 2007, primarily reflecting continued strong demand for IT products and services throughout the region.
     Gross margin increased to 5.5% in the second quarter of 2008 from 5.4% in the second quarter of 2007, driven primarily by the impact of growth in our higher-margin business segments and general business improvements across the regions. We continuously evaluate and modify our pricing policies and certain terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. In light of rising fuel costs, we are introducing incremental freight charges across most of our account base. This initiative commenced in July 2008 and is expected to be fully implemented worldwide by the end of the third quarter of 2008. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and any retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total SG&A expenses increased 8.5% to $387.6 million in the second quarter of 2008 from $357.4 million in the second quarter of 2007, but remained flat at 4.4% as a percentage of net sales in the second quarters of 2008 and 2007. The prior year included a charge of $15 million or 0.2% of net sales related to the SEC matter. The year-over-year increase was primarily attributable to labor costs related to higher volumes in our fee-for-service business; incremental expenses related to our strategic investments, such as the ongoing development of our systems and processes, ramp-up of our services and infrastructure solutions businesses; and a full quarter of operating expenses with the addition of DBL in June 2007. The strengthening of foreign currencies also contributed to the growth in SG&A dollars by approximately $18 million, or approximately five percentage-points.
     For the second quarter of 2008, the net charge to reorganization costs of $6.6 million, consisted of $7.1 million of employee termination benefits for workforce reductions associated with our targeted reduction of administrative and back-office positions in North America and the restructuring of the regional headquarters in EMEA, partially offset by a credit adjustment of $0.5 million for lower than expected costs to settle lease obligations for previous actions in North America. For the second quarter of 2007, the credit to reorganization costs of $0.2 million primarily related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America. We expect to incur additional reorganization and related costs of approximately $7 million in the third quarter of 2008 on the above-mentioned action plans. Once completed, we expect these actions will yield approximately $18 million to $24 million of annualized cost savings, most of which should take effect by the fourth quarter of 2008.

     Operating margin slightly increased to 1.1% in the second quarter of 2008 compared to 1.0% in the second quarter of 2007. The improvement primarily reflects the higher gross margin discussed above and the prior year charge related to the SEC matter, partially offset by the incremental costs associated with our expense-reduction programs. Our North American operating margins increased to 1.3% in the second quarter of 2008 compared to 1.2% in the second quarter of 2007. The increase primarily reflects the prior year charge related to the SEC matter while the current year experienced more competitive pricing and incremental expenses related to our strategic initiatives. Our EMEA operating margin decreased to 0.5% in the second quarter of 2008 compared to 0.8% in the second quarter of 2007. The soft economic environment had a negative impact on this region, with sales declining at a quicker pace than operating expenses. In addition, the expense-reduction program costs in EMEA negatively impacted the region’s operating margin by 0.2%. Our Asia-Pacific operating margin was down slightly at 1.7% in the second quarter of 2008 as the region has effectively managed competitive pricing with ongoing cost containment efforts. Our Latin American operating margin increased to 1.6% in the second quarter of 2008 compared to 1.0% in the second quarter of 2007, primarily due to an increase in gross margin driven by product mix changes and ongoing cost containment efforts, partially offset by our investments in the start-up of operations in Argentina. We continue to implement process improvements and other changes to improve profitability without sacrificing customer service over the long-term, including the previously discussed imposition of freight charges and reorganization actions expected to occur in the third quarter of 2008. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $10.8 million in the second quarter of 2008 compared to $15.1 million in the second quarter of 2007, primarily reflecting lower debt levels and interest rates as well as higher foreign currency gains in the current year.
     The provision for income taxes was $23.5 million, or an effective tax rate of 28.5%, in the second quarter of 2008 compared to $18.1 million, or an effective tax rate of 25.7%, in the second quarter of 2007. The increase in the effective tax rate in the second quarter of 2008 is primarily a function of shifts in the profit mix across geographies. We currently expect our effective tax rate for the remainder of 2008 to be approximately 28%.
Results of Operations for the Twenty-six Weeks Ended June 28, 2008 Compared to
Twenty-six Weeks Ended June 30, 2007
     Our consolidated net sales increased 5.9% to $17.39 billion for the twenty-six weeks ended June 28, 2008, or the first six months of 2008, from $16.43 billion for the twenty-six weeks ended June 30, 2007, or the first six months of 2007. The increase in net sales was primarily attributable to the translation impact of the strengthening foreign currencies compared to the U.S. dollar. Net sales from our North American operations increased 3.4% to $6.81 billion in the first six months of 2008 from $6.58 billion in the first six months of 2007, primarily reflecting the moderate overall demand for IT products and services in the region, as well as a full six months activity from DBL in the current year. Net sales from our EMEA operations increased 3.4% to $6.02 billion in the first six months of 2008 from $5.82 billion in the first six months of 2007. The appreciation of European currencies compared to the U.S. dollar contributed approximately 12 percentage-points to the EMEA sales growth. The softening demand for IT products and services in most markets in Europe continues to impact the results in this region. Net sales from our Asia-Pacific operations increased 11.5% to $3.72 billion in the first six months of 2008 from $3.33 billion in the first six months of 2007, primarily reflecting the appreciation of regional currencies compared to the U.S. dollar, which had an approximate eight percentage-point positive impact compared to the prior year period, and the overall demand for IT products and services across the region. Demand levels in the smaller Asia-Pacific countries remained strong but some macro-economic softness began to take effect in the region’s larger economies during the second quarter of 2008. Net sales from our Latin American operations increased 22.7% to $845 million in the first six months of 2008 from $689 million in the first six months of 2007, primarily reflecting the continued strong demand for IT products and services in the region.
     Gross margin was 5.6% in the first six months of 2008 compared to 5.2% in the first six months of 2007. The improvement reflects the impact of growth in our higher-margin business segments and general business improvements, including product mix and stronger customer loyalty program in every region. In addition, in the first six months of 2007, a charge of $33.8 million related to Brazilian commercial taxes adversely affected the prior-year period gross margin by approximately 0.2% of net sales.

     Total SG&A expenses increased 11.6% to $773.8 million in the first six months of 2008 from $693.1 million in the first six months of 2007. Total SG&A expense as a percentage of net sales was 4.5% in the first six months of 2008 as compared with 4.2% in the first six months of 2007. The increasing trend is a result of the labor costs related to higher volumes in our fee-for-service business; incremental expenses related to our strategic investments, such as the ongoing development of our systems and processes, ramp-up of our services and infrastructure solutions businesses; and a full six months of operating expenses with the addition of DBL in June 2007. The strengthening of foreign currencies also contributed to the growth in SG&A dollars by approximately $36 million, or six percentage-points. These factors were partially offset by continued cost control measures throughout our business.
     The first half of 2008 included the second quarter $6.6 million net charge to reorganization costs discussed previously. For the first half of 2007, the credit to reorganization costs of $0.9 million primarily related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America.
     Operating margin increased to 1.1% in the first six months of 2008 from 1.0% in the first six months of 2007, reflecting the gross margin improvement, partially offset by the higher SG&A expenses and reorganization costs, as discussed above. Our North American operating margin decreased to 1.2% in the first six months of 2008 compared to 1.5% in the first six months of 2007, primarily reflecting competitive pricing pressures in our core distribution business resulting from the soft economic environment and the investments in strategic initiatives and infrastructure. The prior year also included the previously discussed charge related to the SEC matter, which was 0.2% of sales in the first half of 2007. Our EMEA operating margin decreased to 0.7% in the first six months of 2008 compared to 1.0% in the first six months of 2007. The reorganization charges and the softening demand for IT products and services in most markets in Europe had a negative impact on this region with sales declining at a quicker pace than operating expenses. Our Asia-Pacific operating margin increased to 1.8% in the first six months of 2008 from 1.5% in the first six months of 2007, reflecting improvements in gross margin and ongoing cost containment efforts in the region. Our Latin American operating margin was a profit of 1.8% in the first six months of 2008 compared to a loss of 3.6% in the first six months of 2007, which included the commercial tax charge in Brazil, which was approximately 4.9% of Latin American revenues in the first six months of 2007. The improvement in Latin America also reflected enhanced gross margins and the economies of scale associated with the higher volume of business and ongoing cost containment efforts.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $23.5 million in the first six months of 2008 compared to $30.5 million in the first six months of 2007. The decrease in net other expense is primarily attributable to the same factors discussed above for the second quarters of 2008 and 2007.
     The provision for income taxes was $46.0 million, or an effective tax rate of 27.2%, in the first six months of 2008, which includes a net favorable discrete impact resulting from a tax-rate change in China, partially offset by several discrete items. In the first six months of 2007, the provision for income taxes was $39.5 million, or an effective tax rate of 30.6%, which was negatively impacted by the $33.8 million Brazilian commercial tax charge, for which we did not recognize an income tax benefit, partially offset by the positive impact resulting from our reversal of certain income tax reserves following the resolution of a U.S. tax audit.
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
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving accounts receivable-backed financing programs, revolving credit and other facilities and trade, and supplier credit. The following is a detailed discussion of our cash flows for the first six months of 2008 and 2007.
     Our cash and cash equivalents totaled $747.8 million and $579.6 million at June 28, 2008 and December 29, 2007, respectively.
     Net cash provided by operating activities was $319.0 million for the first six months of 2008 compared to $264.4 million for the first six months of 2007. The net cash provided by operating activities for the first six months of 2008 principally reflects our net income and decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable. The decreases in accounts receivable, inventories and accounts payable largely reflect the seasonally lower volume of business. The net cash provided by operating activities for the first six months of 2007 principally reflects our net income, as well as reductions in inventory and increases in accrued expenses, partially offset by decreases in accounts payable and amounts sold under accounts receivable programs. The reductions in inventory and accounts payable largely reflects the seasonal decline in sales during the first half of the year, while the increase in accrued expenses primarily relates to timing of payments for value added taxes in certain countries, the reserve for the previously discussed commercial tax liability in Brazil and a reserve for the previously discussed estimated losses related to the SEC matter. As discussed in Note 1 to our consolidated financial statements, we revised the prior period presentation of book overdrafts from a financing activity to an operating activity to conform with the current period presentation.
     Net cash provided by investing activities was $4.3 million for the first six months of 2008 compared to net cash used by financing activities of $150.5 million for the first six months of 2007. The net cash provided by investing activities for the first six months of 2008 was primarily due to the collection of the short-term collateral deposits on financing activities, partially offset by capital expenditures. The net cash used by investing activities for the first six months of 2007 was primarily due to the DBL, VPN Dynamics and Securematics acquisitions and capital expenditures.
     Net cash used by financing activities was $166.0 million for the first six months of 2008 compared to net cash provided by financing activities of $109.7 million for the first six months of 2007. The net cash used by financing activities for the first six months of 2008 primarily reflects our repurchase of Class A common stock of $134.3 million under our $300 million stock repurchase program and the net repayments of $41.6 million on our debt facilities, partially offset by $9.6 million in proceeds from the exercise of stock options. The net cash provided by financing activities for the first six months of 2007 primarily reflects the net proceeds of $72.8 million from our debt facilities and proceeds of $34.0 million from the exercise of stock options.

     Our debt level is highly influenced by our working capital needs. As such, our borrowings fluctuate from period-to-period and may also fluctuate significantly within a quarter. The fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt balance may not be reflective of our average debt level or maximum debt level during the periods presented or at any point in time.
Capital Resources
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months.
     In July 2008, we entered into a $250 million senior unsecured term loan facility in North America with a bank syndicate. The facility matures in August 2012. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay quarterly a minimum of $3.1 million of principal on the loan beginning in November 2009 through the end of the loan term. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default. The proceeds of the term loan will be used for general corporate purposes, including refinancing existing indebtedness and funding working capital. Subject to certain conditions, we may increase the amount of the facility up to $350 million.
     In connection with the senior unsecured term loan facility above, we entered into an interest rate swap agreement for $200 million of the term loan, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3.1 million quarterly, beginning in November 2009 through the maturity of the agreement.
     We have a revolving accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. At our option, the program may be increased to as much as $650 million at any time prior to its maturity in July 2010. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At June 28, 2008 and December 29, 2007, we had borrowings of $293.5 million and $387.5 million, respectively, under this U.S. revolving accounts receivable-backed financing program.
     We also have a revolving accounts receivable-backed financing program in Canada, which matures in August 2008, and provides for borrowing capacity of up to 150 million Canadian dollars, or approximately $148 million at June 28, 2008. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin at the drawdown date. At June 28, 2008 and December 29, 2007, we had no borrowings under this Canadian revolving accounts receivable-backed financing program.
     We have two revolving accounts receivable-backed financing facilities in Europe, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $169 million, and Euro 230 million, or approximately $362 million, at June 28, 2008. These facilities mature in July 2010 and January 2009, respectively. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At June 28, 2008 and December 29, 2007, we had no borrowings under these European revolving accounts receivable-backed financing facilities.
     We also have two revolving accounts receivable factoring facilities in Europe maturing in March 2010, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $119 million, and Euro 90 million, or approximately $142 million, respectively, at June 28, 2008. Actual capacity will depend upon the level of trade accounts receivable eligible to be transferred or sold into the accounts receivable financing programs. At June 28, 2008 and December 29, 2007, we had no borrowings outstanding under these European factoring facilities.

     We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 250 million Australian dollars of borrowing capacity, or approximately $240 million at June 28, 2008, with a financial institution that has an arrangement with a related issuer of third-party commercial paper. This facility expires in September 2008. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At June 28, 2008 and December 29, 2007, we had borrowings of $51.2 million and $0, respectively, under this Asia-Pacific multi-currency revolving accounts receivable-backed financing facility.
     Our ability to access financing under our North American, EMEA and Asia-Pacific facilities, as discussed above, is dependent upon the level of eligible trade accounts receivable, the level of market demand for commercial paper and covenant compliance discussed below. At June 28, 2008, our actual aggregate available capacity under these programs was approximately $1.5 billion based on eligible trade accounts receivable available, of which approximately $344.7 million of such borrowing capacity was used. We could, however, lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in credit ratings of the third-party issuer of commercial paper or the back-up liquidity providers, if not replaced, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. In addition, in certain situations, we could lose access to all or part of our financing with respect to the European facility that matures in January 2009 as a result of the rescission of our authorization to collect the receivables by the relevant supplier under applicable local law. Based on our assessment of the duration of these programs, the history and strength of the financial partners involved, other historical data, various remedies available to us under these programs, and the remoteness of such contingencies, we believe that it is unlikely that any of these risks will materialize in the near term.
     We have a $275 million revolving senior unsecured credit facility with a bank syndicate in North America that matures in August 2012. Subject to certain conditions, this facility may be increased up to $450 million at any time prior to its maturity date. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At June 28, 2008 and December 29, 2007, we had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to support letters of credit. At June 28, 2008 and December 29, 2007, letters of credit of $10.3 million and $41.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 100 million Australian dollar, or approximately $96 million at June 28, 2008, senior unsecured credit facility with a bank syndicate that matures in December 2008. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At June 28, 2008, we had no borrowings, while at December 29, 2007, we had borrowings of $0.9 million under this senior unsecured credit facility. This credit facility may also be used to support letters of credit. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit. At June 28, 2008 and December 29, 2007, no letters of credit were issued.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $925 million at June 28, 2008. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 28, 2008 and December 29, 2007, we had approximately $135.5 million and $134.7 million, respectively, outstanding under these facilities. At June 28, 2008 and December 29, 2007, letters of credit totaling approximately $37.0 million and $30.2 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.4% per annum at June 28, 2008 and December 29, 2007.
     There has been no significant change in our contractual obligations during the first half of 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007. However, as discussed above, we subsequently entered into a new credit agreement that provides for a $250 million senior unsecured term loan facility in North America in July 2008.

Covenant Compliance
     We are required to comply with certain financial covenants under some of our financing facilities, including restrictions on funded debt and interest coverage and trade accounts receivable portfolio performance covenants, including metrics related to receivables and payables. We are also restricted in the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At June 28, 2008, we were in compliance with all material covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the second quarter ended June 28, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 29, 2007.
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
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of June 28, 2008 potentially amount to approximately $26.3 million and $30.2 million, respectively, based on the exchange rate prevailing on that date of 1.608 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

     In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($35.6 million based upon a June 28, 2008 exchange rate of 1.608 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although we intend to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, we can make no assurances that we will ultimately be successful in our defense of this matter.
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
     We and one of our subsidiaries are defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). Both actions are currently pending in the U.S. District Court for the Southern District of New York. The trustee of the Refco Litigation Trust has filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. The liquidators of numerous Cayman Island-based hedge funds filed suit in New York state court (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary conspired with and aided and abetted the fraud of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. We intend to vigorously defend these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
a)	The Annual Meeting of the Shareholders was held on June 4, 2008.

b)	The election of four directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for four such individuals elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareholders in 2011 (Mr. Atkins and Mss. Heisz, Ingram and Levinson).

Nominee		Number of Votes

Howard I. Atkins	For	143,591,094
	Withheld/Against	16,667,108
	Abstentions and Broker Non-Votes	N/A

Leslie S. Heisz	For	151,088,398
	Withheld/Against	9,169,804
	Abstentions and Broker Non-Votes	N/A

Martha R. Ingram	For	156,677,677
	Withheld/Against	3,580,525
	Abstentions and Broker Non-Votes	N/A

Linda Fayne Levinson	For	144,668,100
	Withheld/Against	15,590,102
	Abstentions and Broker Non-Votes	N/A
John R. Ingram, Dale R. Laurance and Gerhard Schulmeyer are continuing directors whose terms of office expire at the annual meeting of shareholders in 2009. Orrin H. Ingram II, Michael T. Smith, Gregory M.E. Spierkel, Joe B. Wyatt are continuing directors whose terms of office expire at the annual meeting of shareholders in 2010.

c)	At the Annual Meeting, the proposal on amendment and restatement of the Ingram Micro Inc. 2003 Equity Incentive Plan was approved and received the following votes:
For: 120,384,100 Against: 31,519,289 Abstain: 962,316 Broker Non-Votes: 7,392,497
At the Annual Meeting, the proposal on amendment and restatement of the Executive Incentive Plan was approved and received the following votes:
For: 154,999,358 Against: 4,239,701 Abstain: 1,019,143 Broker Non-Votes: N/A
At the Annual Meeting, the proposal on ratification of selection of PricewaterhouseCoopers LLP as Ingram Micro’s independent registered public accounting firm for the current year was approved and received the following votes:
For: 159,569,534 Against: 407,269 Abstain: 281,399 Broker Non-Votes: N/A
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

No.	Description
10.1	Amended and Restated 2003 Equity Incentive Plan

10.2	2008 Executive Incentive Plan

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By: Name:	/s/ William D. Humes William D. Humes
Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
August 7, 2008

EXHIBIT INDEX

No.	Description
10.1	Amended and Restated 2003 Equity Incentive Plan

10.2	2008 Executive Incentive Plan

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX