Form 10-Q
period 2008-09-27
INGRAM MICRO INC
filed 2008-11-05
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 164,845,956 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 27, 2008.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$807,238	$579,626
Trade accounts receivable (less allowances of $80,572 and $83,155)	3,290,346	4,054,824
Inventories	2,531,545	2,766,148
Other current assets	434,616	520,069

Total current assets	7,063,745	7,920,667

Property and equipment, net	184,138	181,416
Goodwill	744,824	733,481
Other assets	127,745	139,437

Total assets	$8,120,452	$8,975,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,693,305	$4,349,700
Accrued expenses	479,581	602,295
Current maturities of long-term debt	98,199	135,616

Total current liabilities	4,271,085	5,087,611
Long-term debt, less current maturities	359,400	387,500
Other liabilities	68,680	72,948

Total liabilities	4,699,165	5,548,059

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 176,203,747 and 174,243,838 shares issued and 164,845,956 and 172,942,347 shares outstanding in 2008 and 2007, respectively	1,762	1,742
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,150,173	1,114,031
Treasury stock, 11,357,791 and 1,301,491 shares in 2008 and 2007, respectively	(194,184)	(25,061)
Retained earnings	2,244,842	2,075,478
Accumulated other comprehensive income	218,694	260,752

Total stockholders’ equity	3,421,287	3,426,942

Total liabilities and stockholders’ equity	$8,120,452	$8,975,001

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$8,283,703	$8,607,877	$25,677,635	$25,039,652

Cost of sales	7,830,847	8,132,940	24,251,850	23,713,128

Gross profit	452,856	474,937	1,425,785	1,326,524

Operating expenses:
Selling, general and administrative	376,784	364,136	1,150,585	1,057,232
Reorganization costs (credits)	3,614	(176)	10,227	(1,091)

	380,398	363,960	1,160,812	1,056,141

Income from operations	72,458	110,977	264,973	270,383

Other expense (income):
Interest income	(5,949)	(6,908)	(13,680)	(15,328)
Interest expense	15,647	18,120	48,889	52,982
Net foreign currency exchange loss (gain)	1,673	75	(2,130)	179
Other	797	1,174	2,567	5,170

	12,168	12,461	35,646	43,003

Income before income taxes	60,290	98,516	229,327	227,380

Provision for income taxes	13,916	26,106	59,963	65,590

Net income	$46,374	$72,410	$169,364	$161,790

Basic earnings per share	$0.28	$0.42	$1.01	$0.95

Diluted earnings per share	$0.27	$0.41	$0.99	$0.92

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income	$169,364	$161,790
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,339	46,762
Stock-based compensation	15,529	28,312
Excess tax benefit from stock-based compensation	(1,378)	(3,459)
Noncash charges for interest and other compensation	260	321
Deferred income taxes	13,318	(32,010)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	—	(68,505)
Trade accounts receivable	763,896	(205,186)
Inventories	234,695	62,421
Other current assets	39,571	(64,722)
Accounts payable	(642,445)	131,878
Change in book overdrafts	(13,812)	(288)
Accrued expenses	(137,293)	182,188

Cash provided by operating activities	494,044	239,502

Cash flows from investing activities:
Purchases of property and equipment	(44,392)	(34,527)
Increase in marketable securities	(1,895)	—
Collection of collateral deposits on financing arrangements	35,000	—
Acquisitions, net of cash acquired	(4,249)	(127,078)

Cash used by investing activities	(15,536)	(161,605)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,028	41,715
Repurchase of Class A Common Stock	(169,123)	—
Excess tax benefit from stock-based compensation	1,378	3,459
Proceeds from senior term loan	250,000	—
Net proceeds (repayments) of debt	(315,868)	104,063

Cash provided (used) by financing activities	(210,585)	149,237

Effect of exchange rate changes on cash and cash equivalents	(40,311)	19,306

Increase in cash and cash equivalents	227,612	246,440

Cash and cash equivalents, beginning of period	579,626	333,339

Cash and cash equivalents, end of period	$807,238	$579,779

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of September 27, 2008, and its consolidated results of operations for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007, and consolidated cash flows for the thirty-nine weeks ended September 27, 2008 and September 29, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2007. The consolidated results of operations for the thirteen and thirty-nine weeks ended September 27, 2008 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Reclassification of Book Overdrafts
     Book overdrafts of $312,215 and $326,027 as of September 27, 2008 and December 29, 2007, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 27, 2008 and December 29, 2007, or any balance on any given date.
     For the thirty-nine weeks ended September 27, 2008, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this change decreased the cash provided by operating activities for the thirty-nine weeks ended September 29, 2007 from $239,790 as previously disclosed in the prior year Quarterly Report on Form 10-Q to $239,502 with a corresponding increase in the cash flows provided by financing activities for the thirty-nine weeks ended September 29, 2007 from $148,949 to $149,237.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in the Company’s consolidated balance sheet. The stock repurchase activity during the thirty-nine weeks ended September 27, 2008 is summarized as follows:

		Weighted
	Shares	Average	Amount
	Repurchased	Price Per Share	Repurchased
Cumulative balance at December 29, 2007	1,301,491	$19.26	$25,061
Repurchased shares of common stock	10,056,300	16.82	169,123

Cumulative balance at September 27, 2008	11,357,791	17.10	$194,184

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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income	$46,374	$72,410	$169,364	$161,790

Weighted average shares	165,408,159	172,302,115	167,798,623	171,116,206

Basic EPS	$0.28	$0.42	$1.01	$0.95

Weighted average shares, including the dilutive effect of stock-based awards (3,931,922 and 5,231,506 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and 3,463,357 and 5,357,214 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively)	169,340,081	177,533,621	171,261,980	176,473,420

Diluted EPS	$0.27	$0.41	$0.99	$0.92

     There were approximately 3,553,000 and 1,425,000 stock-based awards for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and 6,292,000 and 1,419,000 stock-based awards for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 4 — Stock-Based Compensation
     The Company has a single equity incentive plan approved by its shareholders, the Ingram Micro Inc. 2003 Amended and Restated Equity Incentive Plan, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years from the dates of grant. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vest upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. Stock options granted during the thirteen weeks ended September 27, 2008 and September 29, 2007 were 16,000 and 65,000, respectively, and restricted stock and restricted stock units granted were 36,000 and 89,000, respectively. Stock options granted during the thirty-nine weeks ended September 27, 2008 and September 29, 2007 were 1,334,000 and 1,321,000, respectively, and restricted stock and restricted stock units granted were 1,737,000 and 1,618,000, respectively. As of September 27, 2008, approximately 12,598,000 shares were available for future grant. Stock-based compensation expense for the thirteen weeks ended September 27, 2008 was $331 with an associated net income tax expense during the quarter of $117, while the stock-based compensation expense for the thirteen weeks ended September 29, 2007 was $8,415 and the related income tax benefit was $2,200. Stock-based compensation expense for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 was $15,529 and $28,312, respectively, and the related income tax benefit was $4,030 and $7,300, respectively. The decrease in the stock-based compensation expense for the thirteen and thirty-nine weeks ended September 27, 2008 compared to the thirteen and thirty-nine weeks ended September 29, 2007 was the result of lower estimated achievement and payout under the Company’s long-term incentive compensation plans which are payable in performance-based restricted stock units.
     During the thirteen weeks ended September 27, 2008 and September 29, 2007, a total of 925,000 and 572,000 stock options, respectively, were exercised, and 18,000 and 8,000 restricted stock and restricted stock units vested, respectively. During the thirty-nine weeks ended September 27, 2008 and September 29, 2007, a total of 1,570,000 and 2,935,000 stock options, respectively, were exercised, and 514,000 and 187,000 restricted stock and restricted stock units vested, respectively.
Note 5 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income	$46,374	$72,410	$169,364	$161,790
Changes in other comprehensive income (loss)	(119,156)	63,233	(42,058)	118,895

Comprehensive income (loss)	$(72,782)	$135,643	$127,306	$280,685

     The comprehensive loss for the thirteen weeks ended September 27, 2008 is driven primarily by foreign currency translation adjustments as most foreign currencies in which the Company operates weakened during the period compared to the U.S. dollar. Accumulated other comprehensive income included in stockholders’ equity totaled $218,694 and $260,752 at September 27, 2008 and December 29, 2007, respectively, and consisted primarily of cumulative foreign currency translation adjustments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 6 — Fair Value Measurements
     Effective December 30, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2, which partially deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope. In October 2008, the Financial Accounting Standards Board issued Staff Position No. 157-3 (“FSP 157-3”), which clarifies the application of FAS 157 and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 is effective upon issuance. The implementation of this standard did not have any impact on the Company’s consolidated financial positions, results of operations or cash flows.
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
     At September 27, 2008, the Company’s assets and liabilities measured at fair value on a recurring basis included cash equivalents and other marketable securities totaling $623,306 determined based on Level 1 criteria, as defined above, and a net derivative liability of $3,861 determined based on Level 2 criteria. The change in the fair value of derivative instruments for the thirteen weeks ended September 27, 2008 was a gain of $9,004, which is essentially offset by the change in fair value of the underlying hedged assets or liabilities. The change in the fair value of marketable securities was not material during the period.
Note 7 — Goodwill and Acquisitions
     The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 are as follows:

	North		Asia-	Latin
	America	EMEA	Pacific	America	Total
Balance at December 29, 2007	$235,493	$15,759	$482,229	$—	$733,481
Acquisitions	6,873	94	1,584	—	8,551
Foreign currency translation	(47)	(80)	2,919	—	2,792

Balance at September 27, 2008	$242,319	$15,773	$486,732	$—	$744,824

Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714
Acquisitions	74,786	—	(209)	—	74,577
Foreign currency translation	139	1,066	13,541	—	14,746

Balance at September 29, 2007	$231,657	$15,234	$486,146	$—	$733,037

     In June 2008, the Company acquired the distribution business of the Cantechs Group, one of China’s largest providers of auto-identification and data capture/point-of-sale (“DC/POS”) products and services. The acquisition expanded the Company’s value-added distribution in the Asian enterprise mobility market. The distribution business of Cantechs Group was acquired for a cash price of $1,584, including related acquisition costs. The entire purchase price has been preliminarily allocated to goodwill as no operating assets or liabilities were acquired and the Company is currently evaluating the valuation of the other identifiable intangible assets acquired as part of this acquisition.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In January 2008, the Company acquired the assets of privately held Paradigm Distribution Ltd. (“Paradigm”), a key distributor in the United Kingdom of mobile data, automatic identification and DC/POS technologies to solution providers and system integrators. The acquisition expanded the Company’s value-added distribution of mobile data and DC/POS solutions in EMEA. Paradigm was acquired for a purchase price of $2,665, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $94 and intangible assets of $1,968, primarily related to vendor and customer relationships with estimated useful lives of 10 years.
     In June 2007, the Company acquired certain assets and liabilities of DBL Distributing Inc. (“DBL”). DBL was acquired for $102,174, which includes an initial cash price of $96,502, including related acquisition costs, plus an estimated working capital adjustment of $5,672, which is subject to a final true-up to be agreed to by the two parties. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $59,720, trade names of $11,600 with estimated useful lives of 20 years and other intangible assets of $12,800 primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. In the first half of 2008, the Company made adjustments to the purchase price allocation above, primarily resulting from an increase in the balance of certain preacquisition liabilities, by $6,930. These adjustments yielded an increase of goodwill for the same amount. Under the terms of the purchase agreement, the parties agreed that $10,000 of the purchase price would be held in an escrow account to cover indemnification of any claims arising from pre-acquisition contingent liabilities until the later of June 2008 or the final resolution of any such claims. In March 2008, the Company served a notice of claim with the seller for indemnification for certain pre-acquisition liabilities in accordance with the terms of the purchase agreement, and also notified the seller and the escrow agent, Union Bank of California, that it was extending the term of the escrow for an additional year. In June 2008, at the request of the seller, the escrow funds were disbursed to the seller by the escrow agent without any notice to the Company. The $10,000 is now on deposit with another financial institution and the Company has obtained a preliminary injunction preventing any disposition of the funds from that financial institution without order of the Court.
     In March 2007, the Company acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $24,991, including related acquisition costs. The Company has an option to acquire the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which has been recorded in accrued expenses in the Company’s consolidated balance sheet at September 27, 2008 and December 29, 2007. The holders of the remaining 51% interests in Securematics also have the option to require the Company to purchase their interests for the same amount, after two years from the transaction date. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.”
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
     During the thirty-nine weeks ended September 29, 2007, the Company concluded favorable resolutions of certain taxes associated with a previous acquisition in Asia-Pacific. As a result, the Company made an adjustment to the purchase price allocation associated with this acquisition to reflect reductions in tax-related liabilities that existed at the dates of purchase totaling $209, and a decrease of goodwill for the same amount in the respective periods.
     The aggregate gross carrying amounts of finite-lived identifiable intangible assets of $152,880 and $151,069 at September 27, 2008 and December 29, 2007, respectively, are amortized over their estimated lives ranging from 3 to 20 years. The net carrying amount was $93,675 and $104,125 at September 27, 2008 and December 29, 2007, respectively. Amortization expense was $3,911 and $4,034 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and $11,976 and $10,178 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. The net identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheet.
     All acquisitions for the periods presented above were not material, individually or in aggregate, to the Company as a whole and therefore, pro-forma financial information has not been presented.
Note 8 — Reorganization and Expense-Reduction Program Costs
     During the second and third quarters of 2008, the Company announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes primarily at the regional headquarters in EMEA and targeted reductions of primarily administrative and back-office positions in North America. Total costs of the actions incurred in EMEA for the thirteen weeks ended September 27, 2008 were $3,107 ($9,937 for the thirty-nine weeks ended September 27, 2008), comprised of $2,657 of reorganization costs ($8,393 for the thirty-nine weeks ended September 27, 2008), primarily related to employee termination benefits for workforce reductions of approximately 105 employees (185 employees for the thirty-nine weeks ended September 27, 2008), as well as $450 of other costs ($1,544 for the thirty-nine weeks ended September 27, 2008) charged to selling, general and administrative expenses, primarily comprised of consulting, legal and other expenses associated with implementing the reduction in workforce. In North America, the total costs of the actions for the thirteen weeks ended September 27, 2008 were $680 ($2,087 for the thirty-nine weeks ended September 27, 2008), all of which were reorganization costs, primarily related to employee termination benefits for workforce reductions of approximately 105 employees of $380 ($1,787 for approximately 215 employees for the thirty-nine weeks ended September 27, 2008) and $300 of other costs related to contract terminations for equipment leases. During the third quarter of 2008, the Company also announced cost-reduction programs related to its Asia-Pacific operations, incurring reorganization costs of $277 for the thirteen and thirty-nine weeks ended September 27, 2008, primarily related to employee termination benefits for workforce reductions in China of approximately 45 employees. Remaining costs associated with the Company’s action plans announced to date are estimated to be approximately $3,000, which is expected to be incurred in the fourth quarter of 2008.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The reorganization costs and related payment activities for the thirty-nine weeks ended September 27, 2008 and the remaining liability related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 27,
	Costs	Liability	Adjustments	2008
Employee termination benefits	$10,457	$(4,982)	$—	$5,475
Other costs	300	—	—	300

	$10,757	$(4,982)	$—	$5,775

     The Company expects the remaining liabilities for the employee termination benefits and other costs to both be substantially utilized before the end of 2008.
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
     The above reorganization actions are complete; however, future cash outlays are required primarily for future lease payments related to exited facilities. The remaining liabilities and payment activities in 2008 are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		September 27,
	2007	Liability	Adjustments	2008
Facility costs	$3,912	$(587)	$(530)	$2,795

     The Company expects the remaining liability for these facility costs to be fully utilized by the end of 2015.
     The credit adjustment to reorganization costs of $530 for the thirty-nine weeks ended September 27, 2008 primarily represents lower than expected costs to settle lease obligations related to previous actions in North America. The total credit adjustment to reorganization costs of $1,091 for the thirty-nine weeks ended and $176 for the thirteen weeks ended September 29, 2007 consisted of $1,066 in North America ($176 in the thirteen weeks ended September 29, 2007) for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $25 in EMEA for lower than expected costs associated with employee termination benefits related to actions taken in prior years.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 9 — Long-Term Debt
     The Company’s debt consists of the following:

	September 27,	December 29,
	2008	2007
North American revolving trade accounts receivable-backed financing facilities	$109,400	$387,500
Senior unsecured term loan facility	250,000	—
Revolving unsecured credit facilities and other debt	98,199	135,616

	457,599	523,116
Current maturities of long-term debt	(98,199)	(135,616)

	$359,400	$387,500

     In July 2008, the Company entered into a $250,000 senior unsecured term loan facility in North America with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on the Company’s debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, the Company is also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis beginning in November 2009 and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default. The proceeds of the term loan were used for general corporate purposes, including refinancing existing indebtedness and funding working capital. Subject to certain conditions, the Company may increase the amount of the facility up to $350,000.
     In connection with the senior unsecured term loan facility above, the Company entered into an interest rate swap agreement with a financial institution for $200,000 of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan discussed above. The Company accounts for the interest rate swap agreement as a cash flow hedge.
     The Company has a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 250 million Australian dollars, or approximately $208,000, at September 27, 2008 of borrowing capacity. Actual capacity depends upon the level of trade accounts receivable eligible to be sold into the program and certain covenant compliance requirements. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. The Company had no borrowings under this Asia-Pacific multi-currency revolving accounts receivable-backed financing facility at September 27, 2008 and December 29, 2007. The maturity date of this facility has been extended to December 2008.
     In October 2008, the Company terminated its 100 million Australian dollar senior unsecured credit facility with a bank syndicate, which was due to expire in December 2008. At September 27, 2008 and December 29, 2007, the Company had borrowings of $0 and $934, respectively, under this senior unsecured credit facility. This credit facility was also used to support letters of credit. At September 27, 2008 and December 29, 2007, no letters of credit were issued.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 10 — Income Tax
     At September 27, 2008, the Company had gross unrecognized tax benefits of $22,090 compared to $20,168 at December 29, 2007, or an increase of $1,922 during the thirty-nine weeks ended September 27, 2008. The increase is primarily related to exposure on transfer pricing. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. In addition to gross unrecognized tax benefits identified above, the interest and penalties recorded by the Company in the third quarters of 2008 and 2007, was a reversal of $170 and an increase of $448, respectively. Interest and penalties recorded in the first nine months of 2008 and 2007 totaled $4,735 and $3,149, respectively.
     The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. During 2007, the U.S. Internal Revenue Service (“IRS”) concluded its audit of the Company’s federal income tax return for the tax years 2001 through 2003. Their examination of tax years 2004 and 2005 is currently in progress. At this time, the IRS has not proposed any significant adjustment to the tax positions claimed on these tax returns that are not currently reflected in the Company’s income tax reserve. In addition, a number of state and foreign examinations are also currently ongoing. The Company is engaged in continuous discussions and negotiations with taxing authorities regarding tax matters in the various jurisdictions and the Company believes it is reasonably possible that certain federal, state and foreign tax issues may effectively settle within the next 12 months including issues related to transfer pricing and hedge gains. Accordingly, the Company believes it is reasonably possible that the existing unrecognized tax benefits may be reduced by a range of $8,000 to $10,000 within the next 12 months. However, the Company can make no assurances that such unrecognized tax benefits will be reduced within the next 12 months.
Note 11 — Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and solutions. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation (see Note 4 to consolidated financial statements) to its operating units; therefore, the Company is reporting this as a separate amount from its geographic segments.
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
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales:
North America	$3,586,467	$3,504,591	$10,395,631	$10,089,526
EMEA	2,567,126	2,864,312	8,588,704	8,688,475
Asia-Pacific	1,699,842	1,857,303	5,417,415	5,190,594
Latin America	430,268	381,671	1,275,885	1,071,057

Total	$8,283,703	$8,607,877	$25,677,635	$25,039,652

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Income (loss) from operations:
North America	$45,525	$55,382	$130,495	$150,941
EMEA	(4,689)	28,990	37,759	86,868
Asia-Pacific	25,346	30,649	90,586	81,379
Latin America	6,607	4,371	21,662	(20,493)
Stock-based compensation expense	(331)	(8,415)	(15,529)	(28,312)

Total	$72,458	$110,977	$264,973	$270,383

Capital expenditures:
North America	$10,334	$7,466	$29,424	$25,554
EMEA	7,269	1,544	11,454	4,189
Asia-Pacific	547	1,558	3,062	3,783
Latin America	224	583	452	1,001

Total	$18,374	$11,151	$44,392	$34,527

Depreciation and amortization:
North America	$9,417	$8,551	$27,561	$24,380
EMEA	4,175	3,784	12,708	11,264
Asia-Pacific	3,346	3,068	10,505	9,410
Latin America	507	574	1,565	1,708

Total	$17,445	$15,977	$52,339	$46,762

	As of
	September 27,	December 29,
	2008	2007
Identifiable assets:
North America	$4,761,871	$4,867,383
EMEA	2,273,859	2,691,046
Asia-Pacific	674,348	947,873
Latin America	410,374	468,699

Total	$8,120,452	$8,975,001

     Included in the income (loss) from operations for the thirteen and thirty-nine weeks ended September 27, 2008 are the reorganization and cost-reduction actions totaling $4,064 ($680 in North America, $3,107 in EMEA and $277 in Asia-Pacific) and $11,771 ($1,557 in North America, $9,937 in EMEA and $277 in Asia-Pacific), respectively, as discussed in Note 8. As discussed in Note 4, the lower stock-based compensation expense in the 2008 periods is a result of lower estimated achievement and payout under the Company’s long-term incentive compensation plans which are payable in performance-based restricted stock units.
     The income from operations recorded in North America for the thirty-nine weeks ended September 29, 2007 included the $15,000 charge for estimated losses related to the SEC matter discussed in Note 12. The loss from operations in Latin America included a commercial tax charge of $33,754 for the thirty-nine weeks ended September 29, 2007, also discussed in Note 12.

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
     In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been the Company’s opinion that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now the Company’s opinion that it has a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar, which was applicable when the charge was recorded. In the fourth quarter of 2007, the Company released a portion of the commercial tax reserve recorded in the first quarter of 2007 amounting to $3,620 (6.5 million Brazilian reais at a December 2007 exchange rate of 1.792 Brazilian reais to the U.S. dollar). The partial reserve release was related to the unassessed period from October through December 2002, for which it is the Company’s opinion that the statute of limitations for an assessment from Brazilian tax authorities had expired.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe that it has valid defenses to the assessment of interest and penalties, which as of September 27, 2008 potentially amount to approximately $23,900 and $26,200, respectively, based on the exchange rate prevailing on that date of 1.856 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed the Company’s Brazilian subsidiary a commercial service tax based upon its sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($30,800 based upon a September 27, 2008 exchange rate of 1.856 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is management’s opinion, after consulting with counsel, that the Company’s subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although the Company intends to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, the Company can make no assurances that it will ultimately be successful in its defense of this matter.

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
Note 13 — New Accounting Standards
     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently in the process of evaluating what impact FAS 161 may have on the disclosures in its consolidated financial statements.
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
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Moreover, FAS 160 includes expanded disclosure requirements regarding the interests of

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
the parent and its noncontrolling interest. FAS 160 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is prohibited, but upon adoption FAS 160 requires the retroactive presentation and disclosure related to existing minority interests. The Company does not expect FAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows upon adoption.
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). FAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. FAS 159 became effective for the Company beginning December 30, 2007 (the first day of fiscal 2008). The Company did not elect the fair value option to measure certain financial instruments. The adoption of the provisions of FAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for: economic conditions; capital resources; cost reduction actions; revenues, operating income, margins, and expenses; integration costs; operating efficiencies; profitability; market share; rates of return; capital expenditures; acquisitions; contingencies; operating models; and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” under Part II “Other Information” in this Quarterly Report. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been negatively affected by the difficult conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future and may be heightened in the relative near term given the severe economic weakness that currently exists in most of the markets in which we operate. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and/or to recover our costs of doing business, including recovery of freight costs. We have also strived to improve our profitability through our diversification of product offerings, including our entry into adjacent product segments such as consumer electronics, automatic identification/data capture and point-of-sale, or DC/POS, and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance accounts receivable and inventory. We have historically relied on, and continue to rely heavily on trade credit from vendors, available cash and debt for our working capital needs.
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
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income (loss) and operating margin (loss) by geographic region for each of the thirteen and thirty-nine week periods indicated (in millions).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27,		September 29,		September 27,		September 29,
	2008		2007		2008		2007

Net sales by geographic region:
North America	$3,587	43.3%	$3,505	40.7%	$10,396	40.5%	$10,090	40.3%
EMEA	2,567	31.0	2,864	33.3	8,589	33.4	8,688	34.7
Asia-Pacific	1,700	20.5	1,857	21.6	5,417	21.1	5,191	20.7
Latin America	430	5.2	382	4.4	1,276	5.0	1,071	4.3

Total	$8,284	100.0%	$8,608	100.0%	$25,678	100.0%	$25,040	100.0%

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27,		September 29,		September 27,		September 29,
	2008		2007		2008		2007

Operating income (loss) and operating margin (loss) by geographic region:
North America	$45.5	1.3%	$55.4	1.6%	$130.5	1.3%	$150.9	1.5%
EMEA	(4.7)	(0.2)	29.0	1.0	37.7	0.4	86.9	1.0
Asia-Pacific	25.4	1.5	30.6	1.7	90.6	1.7	81.4	1.6
Latin America	6.6	1.5	4.4	1.1	21.7	1.7	(20.5)	(1.9)
Stock-based compensation expense	(0.3)	—	(8.4)	—	(15.5)	—	(28.3)	—

Total	$72.5	0.9%	$111.0	1.3%	$265.0	1.0%	$270.4	1.1%

     Our income (loss) from operations for the thirteen and thirty-nine weeks ended September 27, 2008 include $0.7 million and $1.6 million of net charges, respectively, in North America; $3.1 million and $9.9 million of charges, respectively, in EMEA; and $0.3 million of charges for both periods in Asia-Pacific, related to our reorganization and expense reduction programs as discussed in Note 8 to our consolidated financial statements. Our income from operations in North America for the thirty-nine weeks ended September 29, 2007 includes the $15.0 million charge related to the SEC matter as discussed in Note 12 to our consolidated financial statements. In addition, our loss from operations in Latin America for the thirty-nine weeks ended September 29, 2007 includes the commercial tax charge of $33.8 million in Brazil, also discussed in Note 12.
     We sell products purchased from many vendors but generated approximately 24% for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.5	94.5	94.7

Gross profit	5.5	5.5	5.5	5.3
Operating expenses:
Selling, general and administrative	4.5	4.2	4.4	4.2
Reorganization costs (credits)	0.1	(0.0)	0.1	(0.0)

Income from operations	0.9	1.3	1.0	1.1
Other expense, net	0.1	0.2	0.1	0.2

Income before income taxes	0.8	1.1	0.9	0.9
Provision for income taxes	0.2	0.3	0.2	0.3

Net income	0.6%	0.8%	0.7%	0.6%

Results of Operations for the Thirteen Weeks Ended September 27, 2008 Compared to Thirteen Weeks Ended September 29, 2007
     Our consolidated net sales decreased 3.8% to $8.28 billion for the thirteen weeks ended September 27, 2008, or third quarter of 2008, from $8.61 billion for the thirteen weeks ended September 29, 2007, or third quarter of 2007. Our proactive steps to walk away from unprofitable business and recover freight costs, combined with softening demand in our North American, EMEA and Asia-Pacific regions, principally resulting from the severe economic downturn, had a negative impact on worldwide sales growth in the third quarter of 2008. These negative trends were partially offset by the translation impact of the strengthening foreign currencies versus the U.S. dollar when compared to the exchange rates in the prior year period, which contributed approximately three percentage-points of the worldwide growth. We continued to see solid growth in our Latin American region; however, such growth may be tempered if the economic downturn we currently experience in the larger regions expands into the Latin American market.

     Net sales from our North American operations increased 2.3% to $3.59 billion in the third quarter of 2008 from $3.50 billion in the third quarter of 2007, primarily driven by modest growth in the classic distribution business, as well as continued strength in our fee-for-service and DC/POS units. Net sales from our EMEA operations decreased 10.4% to $2.57 billion in the third quarter of 2008 from $2.86 billion in the third quarter of 2007. The soft demand for technology products, deliberate actions to exit or turn away unprofitable business, and market reaction to our freight recovery efforts had a negative impact on sales, partially offset by the appreciation of European currencies compared to the U.S. dollar which contributed approximately seven percentage-points positive impact compared to the prior year. Net sales from our Asia-Pacific operations decreased 8.5% to $1.70 billion in the third quarter of 2008 from $1.86 billion in the third quarter of 2007. The sales decline was attributable to softer demand in the region’s three largest countries combined with proactive efforts to exit or turn away unprofitable business in certain markets. Net sales from our Latin American operations increased 12.7% to $430 million in the third quarter of 2008 from $382 million in the third quarter of 2007, primarily reflecting continued strong demand for IT products and services throughout the region in the quarter. However, the impacts of the weakening global economy experienced in our larger regions could eventually spread to Latin America, as well as may intensify in other regions, thereby negatively impacting demand for IT products and our revenue.
     Gross margin remained relatively stable at approximately 5.5% for the third quarters of 2008 and 2007. The relative stability of our gross margin in the increasingly competitive environment is due to balanced pricing discipline, a greater focus on improving overall profitability and continued growth in our higher-margin fee-for-services business, partially offset by the reduction in volume-based rebates. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. In light of rising fuel costs, we introduced incremental freight charges to a large portion of our account base. This initiative commenced during the third quarter of 2008 and was largely implemented worldwide by the end of the quarter. We believe this initiative may have negatively impacted our sales volumes in EMEA during the third quarter and may negatively impact our revenue in other regions. Such sales volume decrease could have a negative impact on our volume-based rebates. In this regard, as we continue to evaluate our existing pricing policies and make modifications or future changes, if any, we may experience moderated or continued negative sales growth in the near term. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total SG&A expenses increased 3.5% to $376.8 million in the third quarter of 2008 from $364.1 million in the third quarter of 2007, and increased to 4.5% of net sales in the third quarter of 2008 from 4.2% in the third quarter of 2007. The period-over-period increase was primarily attributable to investments in strategic initiatives and system enhancements and additional labor costs related to our growing fee-for-service business, which also yields a higher gross margin as discussed above. The translation impact of foreign currencies also contributed to the growth in SG&A dollars by approximately $9 million, or approximately three percentage-points. These factors were partially offset by the reduction of stock-based compensation of approximately $8.1 million. The period-over-period decrease in stock-based compensation was the result of lower estimated achievement and payout under our long-term incentive compensation plans which are payable in performance-based restricted stock units. In addition, our expense-reduction efforts are lagging behind the pace of the sales decline, particularly in EMEA, which negatively impacted SG&A expenses as a percent of net sales for the quarter.
     In the third quarter of 2008, we incurred a charge for reorganization costs of $3.6 million, or approximately 0.1% of sales, which consisted of (a) $3.3 million of employee termination benefits for workforce reductions associated with our targeted reduction of administrative and back-office positions in North America, the restructuring of the regional headquarters in EMEA and workforce reductions in the Asia-Pacific region, and (b) $0.3 million for contract terminations for equipment leases in North America. These actions were part of a cost reduction program that we commenced in the second quarter of 2008. We expect the 2008 actions discussed above will yield approximately $18 million to $24 million of annualized cost savings, substantially all of which should take effect by the first quarter of 2009. We may pursue other business process and/or organizational changes in our business, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future; however, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period. In the third quarter of 2007, the credit to reorganization costs of $0.2 million primarily related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America.

     Operating margin decreased to 0.9% in the third quarter of 2008 from 1.3% in the third quarter of 2007. The decrease was primarily attributable to the decline in sales and the related reduction in volume-based rebates, the more competitive pricing environment, expenses that were not yet aligned with the current sales environment and costs related to strategic initiatives and reorganization efforts. Our North American operating margin decreased to 1.3% in the third quarter of 2008 from 1.6% in the third quarter of 2007. The decrease primarily reflects the softer demand environment, along with more competitive pricing and expenses related to strategic initiatives and reorganization efforts. Our EMEA operating margin was a loss of 0.2% in the third quarter of 2008 compared to a positive operating margin of 1.0% in the third quarter of 2007. The operating loss was primarily attributable to declining sales and the related reduction in volume-based rebates, more competitive pricing, reorganization costs and expenses that are not yet aligned with the current sales environment. Our Asia-Pacific operating margin decreased to 1.5% in the third quarter of 2008 from 1.7% in the third quarter of 2007. Proactive expense reductions, as well as exits of low-margin business, helped the region maintain solid operating margins in a declining sales environment. Our Latin American operating margin increased to 1.5% in the third quarter of 2008 compared to 1.1% in the third quarter of 2007, primarily due to an increase in profitability driven by product mix changes and ongoing cost containment efforts, partially offset by our investments in the start-up of operations in Argentina. We continue to implement process improvements and other changes to improve profitability without sacrificing customer service over the long-term, including the previously discussed imposition of freight charges and reorganization actions initiated since the second quarter of 2008. As a result, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $12.2 million in the third quarter of 2008 compared to $12.5 million in the third quarter of 2007, primarily reflecting lower debt levels, partially offset by higher interest rates and higher foreign currency losses.
     The provision for income taxes was $13.9 million, or an effective tax rate of 23.1%, in the third quarter of 2008 compared to $26.1 million, or an effective tax rate of 26.5%, in the third quarter of 2007. The decrease in effective tax rate was primarily a function of our mix of profits across different tax jurisdictions in the third quarter of 2008. Our effective tax rate can be impacted not only by mix of profits but also by changes in tax rates and by changes in the valuation of our deferred tax assets and liabilities. As such, our effective tax rate in the most recent fiscal period may not be indicative of the rate we will experience in future periods.
Results of Operations for the Thirty-nine Weeks Ended September 27, 2008 Compared to Thirty-nine Weeks Ended September 29, 2007
     Our consolidated net sales increased 2.5% to $25.68 billion for the thirty-nine weeks ended September 27, 2008, or the first nine months of 2008, from $25.04 billion for the thirty-nine weeks ended September 29, 2007, or the first nine months of 2007. The increase in net sales was primarily attributable to the translation impact of the strengthening foreign currencies compared to the U.S. dollar, which contributed approximately five percentage-points of the worldwide growth and more than offset the impacts of the weakening global economy.
     Net sales from our North American operations increased 3.0% to $10.40 billion in the first nine months of 2008 from $10.09 billion in the first nine months of 2007, primarily reflecting a moderate overall demand environment for IT products and services in the region, as well as revenue contribution of approximately two percentage-points arising from our acquisition of DBL in June 2007. Net sales from our EMEA operations decreased 1.1% to $8.59 billion in the first nine months of 2008 from $8.69 billion in the first nine months of 2007. The decrease primarily reflects the continued softening demand for IT products and services in most markets in Europe, deliberate actions to exit or turn away unprofitable business, and market reaction to our freight recovery efforts; largely offset by the appreciation of European currencies compared to the U.S. dollar, which contributed approximately 10 percentage-points positive impact compared to prior year. Net sales from our Asia-Pacific operations increased 4.4% to $5.42 billion in the first nine months of 2008 from $5.19 billion in the first nine months of 2007, primarily reflecting the appreciation of regional currencies compared to the U.S. dollar, which had an approximate five percentage-point positive impact compared to the prior year period. Demand levels in the smaller Asia-Pacific countries were relatively strong in the first quarter of 2008 but macro-economic softness, which began in the region’s larger economies during the second quarter of 2008, became more pronounced in the third quarter of 2008 thereby negatively impacting our sales in the region. Net sales from our Latin American operations increased 19.1% to $1.28 billion in the first nine months of 2008 from $1.07 billion in the first nine months of 2007, primarily reflecting the continued strong demand for IT products and services in the region.

     Gross margin was 5.5% in the first nine months of 2008 compared to 5.3% in the first nine months of 2007. Despite a competitive and overall weak market through much of the year to date, we have continued our focus on pricing discipline and our more profitable businesses, including our fee-for-service logistics business. Gross margin for the first nine months of 2007 also included a charge of $33.8 million related to Brazilian commercial taxes, which adversely affected the prior year gross margin by approximately 0.1% of net sales.
     Total SG&A expenses increased 8.8% to $1.15 billion in the first nine months of 2008 from $1.06 billion in the first nine months of 2007, and increased to 4.4% of net sales in the first nine months of 2008 compared to 4.2% in the first nine months of 2007. The increase is a result of the labor costs related to higher volumes in our fee-for-service business; incremental expenses related to our strategic investments, such as the ongoing development of our systems and processes, and a full nine months of operating expenses in the 2008 period with the addition of DBL in June 2007. The strengthening of foreign currencies also contributed to the growth in SG&A dollars by approximately $46 million, or five percentage-points. Finally, SG&A expenses for the first nine months of 2007 included a $15.0 million charge, or approximately 0.1% of sales, to reserve for estimated losses related to an SEC matter, as disclosed in Note 12 to our consolidated financial statements.
     In the first nine months of 2008, we incurred a net charge for reorganization costs of $10.2 million, or approximately 0.1% of sales, which consisted of (a) $10.5 million of employee termination benefits for workforce reductions associated with our targeted reduction of administrative and back-office positions in North America, the restructuring of the regional headquarters in EMEA and workforce reduction in the Asia-Pacific region, and (b) $0.3 million for contract terminations for equipment leases in North America, partially offset by $0.5 million for the reversal of certain excess lease obligation reserves from reorganization actions recorded in earlier years. In the first nine months of 2007, the credit to reorganization costs of $1.1 million primarily related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America.
     Operating margin decreased to 1.0% in the first nine months of 2008 from 1.1% in the first nine months of 2007, primarily reflecting higher SG&A expenses and expense-reduction program costs, partially offset by gross margin improvement, as discussed above. Our North American operating margin decreased to 1.3% in the first nine months of 2008 compared to 1.5% in the first nine months of 2007, primarily reflecting competitive pricing pressures in our core distribution business resulting from the soft economic environment, the investments in strategic initiatives and infrastructure and the expense-reduction program costs. The prior year also included the previously discussed charge related to the SEC matter, which was 0.1% of North American sales in the first nine months of 2007. Our EMEA operating margin decreased to 0.4% in the first nine months of 2008 compared to 1.0% in the first nine months of 2007. The expense-reduction program costs and softening demand for IT products and services in most markets in EMEA had a negative impact on this region with sales declining at a quicker pace than operating expenses. Our Asia-Pacific operating margin increased to 1.7% in the first nine months of 2008 from 1.6% in the first nine months of 2007, reflecting improvements in gross margin and ongoing cost containment efforts in the region over the nine month period. However, softening revenues in the third quarter dampened the nine month operating margin from the higher levels of the first six months of 2008. Our Latin American operating margin increased to 1.7% in the first nine months of 2008 compared to a negative margin of 1.9% in the first nine months of 2007, which included the commercial tax charge in Brazil of approximately 3.2% of Latin American revenues in the first nine months of 2007. The improvement in Latin America also reflected enhanced gross margins and the economies of scale associated with the higher volume of business and ongoing cost containment efforts.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $35.6 million in the first nine months of 2008 compared to $43.0 million in the first nine months of 2007. The decrease in net other expense is primarily attributable to net foreign currency gains in the current year and lower net interest income/expense reflecting lower borrowings, partially offset by higher interest rates.
     The provision for income taxes was $60.0 million, or an effective tax rate of 26.1%, in the first nine months of 2008, reflecting a more favorable mix of profits across different tax jurisdictions and a net favorable discrete impact resulting from a tax-rate change in China, partially offset by several discrete items. In the first nine months of 2007, the provision for income taxes was $65.6 million, or an effective tax rate of 28.8%, which was negatively impacted by the $33.8 million Brazilian commercial tax charge, for which we did not recognize an income tax benefit, partially offset by the positive impact resulting from our reversal of certain income tax reserves following the resolution of a U.S. tax audit.

Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	general deterioration in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;
•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;
•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	the impact of acquisitions we may make;
•	the occurrence of unexpected events or the resolution of existing uncertainties, including but not limited to, litigation, regulatory matters, or uncertain tax positions;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints; and
•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.
     These historical variations in our business may not be indicative of future trends in the near term, particularly in light of the current weak global economic environment. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We have financed working capital needs largely through income from operations, available cash, borrowings under revolving accounts receivable-backed financing programs, our term loan, revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for the first nine months of 2008 and 2007.
     Our cash and cash equivalents totaled $807.2 million and $579.6 million at September 27, 2008 and December 29, 2007, respectively. The higher cash and cash equivalents level at September 27, 2008 compared to December 29, 2007, primarily reflects the lower working capital requirements associated with the lower volume of business resulting from the general weakness in the economic environment, coupled with the ongoing generation of profits from the business.
     Net cash provided by operating activities was $494.0 million for the first nine months of 2008 compared to $239.5 million for the first nine months of 2007. The net cash provided by operating activities for the first nine months of 2008 principally reflects our net income and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses. The decreases in accounts receivable, inventories, accounts payable and accrued expenses largely reflect the lower volume of business due to the weakening economic environment we have experienced in our largest regions. The net cash provided by operating activities for the first nine months of 2007 principally reflects our net income, as well as increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable and a decrease in amounts sold under accounts receivable programs. The increases in accounts receivable and accounts payable largely reflect the higher volume of business as well as the slightly higher working capital requirements of a higher mix of retail business. The increase in accrued expenses primarily relates to timing of payments for value added taxes in certain countries, and reserves for the previously discussed commercial tax liability in Brazil and estimated losses related to the SEC matter. As discussed in Note 1 to our consolidated financial statements, we revised the prior period presentation of book overdrafts from a financing activity to an operating activity to conform with the current period presentation.

     Net cash used by investing activities was $15.5 million for the first nine months of 2008 compared to $161.6 million for the first nine months of 2007. The net cash provided by investing activities for the first nine months of 2008 was primarily due to capital expenditures, partially offset by the collection of the collateral deposits used to secure financing. The net cash used by investing activities for the first nine months of 2007 was primarily due to capital expenditures and the DBL, VPN Dynamics and Securematics acquisitions.
     Net cash used by financing activities was $210.6 million for the first nine months of 2008 compared to net cash provided by financing activities of $149.2 million for the first nine months of 2007. The net cash used by financing activities for the first nine months of 2008 primarily reflects our net repayments of $315.9 million on our debt facilities and the repurchase of Class A common stock of $169.1 million under our $300 million stock repurchase program, partially offset by $250 million of proceeds from our senior unsecured term loan and $23.0 million in proceeds from the exercise of stock options. The net cash provided by financing activities for the first nine months of 2007 primarily reflects the net proceeds of $104.1 million from our debt facilities and proceeds of $41.7 million from the exercise of stock options.
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
Capital Resources
     We have maintained a conservative capital structure which we believe will serve us well in the current economic environment. We have a range of debt facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2012. Our cash and cash equivalents are deposited and/or invested with various high quality financial institutions that we monitor continuously. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may limit our ability to replace, in a timely manner, maturing credit facilities or affect our ability to access committed capacities or the capital we require may not be available on terms acceptable to us, or at all, due to the inability of our finance partners to meet their commitments to us.
     In July 2008, we entered into a $250 million senior unsecured term loan facility in North America with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3.1 million of principal on the loan on a quarterly basis beginning in November 2009 and a balloon payment of $215.6 million at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default. The proceeds of the term loan were used for general corporate purposes, including refinancing existing indebtedness and funding working capital. Subject to certain conditions, we may increase the amount of the facility up to $350 million.
     In connection with the senior unsecured term loan facility above, we entered into an interest rate swap agreement for $200 million of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3.1 million quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan discussed above. We account for the interest rate swap agreement as a cash flow hedge.
     We have a revolving accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this facility is dependent on the designated commercial paper rates plus a predetermined margin. At September 27, 2008 and December 29, 2007, we had borrowings of $109.4 million and $387.5 million, respectively, under this U.S. revolving accounts receivable-backed financing program. At our option, the program may be increased to as much as $650 million at any time prior to its maturity in July 2010.

     We have two revolving accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $157 million, and Euro 230 million, or approximately $337 million, at September 27, 2008. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at rates indexed to EURIBOR. At September 27, 2008 and December 29, 2007, we had no borrowings under these European revolving accounts receivable-backed financing facilities. These facilities mature in July 2010 and January 2009, respectively.
     We also have two revolving accounts receivable factoring facilities in EMEA, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $110 million, and Euro 90 million, or approximately $132 million, respectively, at September 27, 2008. At September 27, 2008 and December 29, 2007, we had no borrowings outstanding under these European factoring facilities. These facilities mature in March 2010.
     We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 250 million Australian dollars, or approximately $208 million, at September 27, 2008 of borrowing capacity. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. We had no borrowings under this Asia-Pacific multi-currency revolving accounts receivable-backed financing facility at September 27, 2008 and December 29, 2007. The maturity date of this facility has been extended to December 2008.
     Our ability to access financing under all our accounts-receivable based financing programs, as discussed above, is dependent upon the level of eligible trade accounts receivable (e.g., we may fail to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights) as well as continued covenant compliance requirements. At September 27, 2008, our actual aggregate available capacity under these programs was approximately $1.3 billion based on eligible trade accounts receivable available, of which approximately $109.4 million of such borrowing capacity was used. Our two revolving accounts receivable-backed financing facilities in EMEA are affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, we could lose access to all or part of our financing with respect to the EMEA facility maturing in January 2009, if our authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.
     We have a $275 million revolving senior unsecured credit facility with a bank syndicate in North America which matures in August 2012. Subject to certain conditions, this facility may be increased up to $450 million at any time prior to its maturity date. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At September 27, 2008 and December 29, 2007, we had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to support letters of credit. At September 27, 2008 and December 29, 2007, letters of credit of $9.9 million and $41.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     In October 2008, we terminated our 100 million Australian dollar senior unsecured credit facility with a bank syndicate, which was due to expire in December 2008. At September 27, 2008 and December 29, 2007, we had borrowings of $0 and $0.9 million, respectively, under this senior unsecured credit facility. This credit facility was also used to support letters of credit. At September 27, 2008 and December 29, 2007, no letters of credit were issued.

     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $900 million at September 27, 2008. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 27, 2008 and December 29, 2007, we had approximately $98.2 million and $134.7 million, respectively, outstanding under these facilities. At September 27, 2008 and December 29, 2007, letters of credit totaling approximately $27.7 million and $30.2 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.4% per annum at September 27, 2008 and December 29, 2007.
     Except for our new credit agreement that provides for a $250 million senior unsecured term loan facility in North America, the expiration of our 150 million Canadian dollar revolving accounts receivable-backed financing program in Canada in July 2008 and the termination of our 100 million Australian dollar senior unsecured credit facility in Asia-Pacific in October 2008, there has been no other significant change in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007. Of the $250 million senior unsecured term loan outstanding at September 27, 2008, $25 million of the loan principal is due for payment between the fourth quarter of 2009 and the third quarter of 2011. The remaining principal balance of $225 million is due for payment between the fourth quarter of 2011 and the third quarter of 2012.
Covenant Compliance
     We are required to comply with certain financial covenants under some of our financing facilities, including restrictions on funded debt and covenants related to interest coverage and trade accounts receivable portfolio performance, including metrics related to receivables and payables. We are also restricted by other covenants, including but not limited to restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At September 27, 2008, we were in compliance with all material covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the third quarter ended September 27, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007. See Item 1A. “Risk Factors” under Part II of this Quarterly Report for additional qualitative factors that should be considered when evaluating our overall market risk.
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

Part II. Other Information
Item 1. Legal Proceedings
     In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been our opinion that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now our opinion that we have a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar which was applicable when the charge was recorded. In the fourth quarter of 2007, we released a portion of the commercial tax reserve recorded in the first quarter of 2007 amounting to $3.6 million (6.5 million Brazilian reais at a December 2007 exchange rate of 1.792 Brazilian reais to the U.S. dollar). The partial reserve release was related to the unassessed period from October through December 2002, for which it is management’s opinion that the statute of limitations for an assessment from Brazilian tax authorities had expired.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of September 27, 2008 potentially amount to approximately $23.9 million and $26.2 million, respectively, based on the exchange rate prevailing on that date of 1.856 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($30.8 million based upon a September 27, 2008 exchange rate of 1.856 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although we intend to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, we can make no assurances that we will ultimately be successful in our defense of this matter.
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

     We and one of our subsidiaries are defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). Both actions are currently pending in the U.S. District Court for the Southern District of New York. The trustee of the Refco Litigation Trust has filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. The liquidators of numerous Cayman Island-based hedge funds filed suit in New York state court (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. We intend to vigorously defend these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
     Our periodic and current reports filed with the Securities and Exchange Commission, periodic press releases, and other public documents and statements, may contain forward-looking statements within the meaning of the Act, including, but not limited to, management’s expectations for process improvement; competition; revenues, expenses and other operating results or ratios; contingencies and litigation; economic conditions; liquidity; capital requirements; and exchange rate fluctuations. Forward-looking statements also include any statement that may predict, forecast, indicate or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases.
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

     Difficult conditions in the global economy in general have affected our business and results of operations and these conditions are not expected to improve in the near future and may worsen. A prolonged worldwide economic downturn may further intensify competition, regionally and internationally, which may lead to lower sales or reduced sales growth, loss of market share, reduced prices, lower gross margins, loss of vendor rebates, extended payment terms with customers, increased bad debt risks, shorter payment terms with vendors, increased capital investment and interest costs, increased inventory losses related to obsolescence and/or excess quantities, all of which could adversely affect our results of operations, financial condition and cash flows. Our results of operations have been affected to varying degrees by the factors noted above resulting from the difficult conditions in the global economy in general. If the current economic downturn continues or intensifies, our results could be more adversely affected. Furthermore, the IT products industry is subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards, which can further cause inventory in stock to decline substantially in value or to become obsolete, regardless of the general economic environment. It is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or such suppliers’ price reductions. If major suppliers decrease the availability of price protection to us, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. In addition, suppliers could become insolvent and unable to fulfill their protection obligations to us. We offer no assurance that our price protection will continue, that unforeseen new product developments will not materially adversely affect us, or that we will successfully manage our existing and future inventories. Significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms or trade credit, or vendor-supported credit programs, may adversely impact our results of operations or financial condition.
     We also have significant credit exposure to our reseller customers and negative trends in their businesses could cause us significant credit loss. As is customary in many industries, we extend credit to our reseller customers for a significant portion of our net sales. Resellers have a period of time, generally 30 to 60 days after date of invoice, to make payment. We are subject to the risk that our reseller customers will not pay for the products they have purchased. The risk that we may be unable to collect on receivables may increase if our reseller customers experience decreases in demand for their products and services or otherwise become less stable, due to adverse economic conditions. If there is a substantial deterioration in the collectibility of our receivables or if we cannot obtain credit insurance at reasonable rates, are unable to collect under existing credit insurance policies, or fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.
     Economic downturns may also lead to restructuring actions and associated expenses in response to the lower sales volume. In addition, we may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.
     Changes in our credit rating or other market factors, such as continued adverse capital and credit market conditions, may significantly affect our ability to meet liquidity needs through reduced access to capital, or it may increase our costs of borrowing. Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions, but we still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements.
     We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities or affect our ability to access committed capacities or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. The lack of availability of such funding could harm our ability to operate or expand our business.

     In addition, our cash and cash equivalents (including trade receivables collected and/or monies set aside for payment to creditors) are deposited and/or invested with various high quality financial institutions that we monitor continuously; however, we are exposed to risk of loss on such funds or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.
     Our failure to adequately adapt to economic and industry changes and to manage prolonged contractions could negatively impact our future operating results. Rapid changes in the operating environment for IT distributors have placed significant strain on our business, and we offer no assurance that our ability to manage future adverse industry trends will be successful. Dynamic changes in the industry have resulted in new and increased responsibilities for management personnel and have placed and continue to place a significant strain upon our management, operating and financial systems, and other resources. This strain may result in disruptions to our business and decreased revenues and profitability. In addition, we may not be able to attract or retain sufficient personnel to manage our operations through such dynamic changes. Even with sufficient personnel we cannot assure our ability to successfully manage future adverse industry trends. Also crucial to our success in managing our operations will be our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale could harm our profitability or lead to restructuring actions which may have incremental discrete costs. In addition, we may not achieve the objectives of our process improvement efforts or be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.
     If our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against our otherwise realizable deferred income tax assets, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets on the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the reporting unit to which the goodwill relates. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Our future results of operations may be impacted by the prolonged weakness in the current economic environment which may result in an impairment of our goodwill and/or other long-lived assets. We may, therefore, incur substantial impairment charges, which could adversely affect our results of operations or financial condition.
     Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which also include net operating loss carryforwards for entities that have generated or continue to generate taxable losses, are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business and the feasibility of ongoing tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial condition.
     We continually experience intense competition across all markets for our products and services, which may intensify in a more difficult global economy. Our competitors include regional, national, and international distributors, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future. In addition, when there is overcapacity in our industry, our competitors may reduce their prices in response to this overcapacity. We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a further reduction in our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses. We have also initiated and expect to continue to initiate other business activities and may face competition from companies with more experience and/or from new entries in those new markets. As we enter new business areas, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers or suppliers, which may negatively impact our sales or profitability.

     We operate a global business that exposes us to risks associated with international activities. We have local sales offices and/or Ingram Micro representatives in 34 countries, and sell our products and services to resellers in more than 150 countries. A large portion of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including trade protection laws, policies and measures; tariffs; export license requirements; economic and labor conditions; political or social unrest; economic instability or natural disasters in a specific country or region, such as hurricanes and tsunamis; environmental and trade protection measures and other regulatory requirements; health or similar issues such as the outbreak of the avian flu; tax laws in various jurisdictions around the world (as experienced in our Brazilian subsidiary); and difficulties in staffing and managing international operations.
     We are exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. We manage our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments. Although we believe that our exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions and we monitor the creditworthiness of our counterparties, we are exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange and interest rate swap contracts and we may not be able to adequately mitigate all foreign currency related risks.
     We have made and expect to continue to make investments in new business strategies and initiatives, including acquisitions and continued enhancements to information systems, process and procedures and infrastructure on a global basis, which could disrupt our business and have an adverse effect on our operating results. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; difficulty in the integration of acquired businesses, including new employees, business systems and technology; inability to adapt to challenges of new markets, including geographies, products and services, or to attract new sources of profitable business from expansion of products or services; exposure to new regulations; and issues not discovered in our due diligence process. Our operations may be adversely impacted by an acquisition that (i) is not suited for us, (ii) is improperly executed, or (iii) substantially increases our debt. All these factors could adversely affect our operating results or financial condition.
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
     We believe that in order to support future growth of the company, we must continue to renew our business needs and make technology upgrades to our information systems. This can be a lengthy and expensive process that may result in a significant diversion of resources from other operations. In implementing these systems enhancements, we may experience greater-than-acceptable difficulty or costs; we may also experience significant disruptions in our business, which could have a material adverse effect on our financial results and operations, particularly if we were to replace a substantial portion of our current systems. In addition, we offer no assurance that competitors will not develop superior systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all.

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
     In this regard, we recorded a net charge of 64.8 million Brazilian reais ($30.1 million at December 29, 2007) related to commercial taxes in Brazil and have disclosed a contingency with respect to potential taxes on services in Brazil as discussed in Note 12 to our consolidated financial statements.

     We cannot predict what loss we might incur as a result of the SEC inquiry we have received as well as other litigation matters and contingencies that we may be involved with from time to time. In May 2007, we received a “Wells Notice” from the SEC, which indicated that the SEC staff intends to recommend an administrative proceeding against the company seeking disgorgement and prejudgment interest, though no dollar amounts were specified in the notice. The staff contends that the company failed to maintain adequate books and records relating to certain of our transactions with McAfee Inc. (formerly Network Associates, Inc.), and was a cause of McAfee’s own securities-laws violations relating to the filing of reports and maintenance of books and records. During the second quarter of 2007, we recorded a reserve of $15.0 million for the current best estimate of the probable loss associated with this matter based on discussions with the SEC staff concerning the issues raised in the Wells Notice. No resolution with the SEC has been reached at this point, however, and there can be no assurance that such discussions will result in a resolution of these issues. When the matter is resolved, the final disposition and the related cash payment may exceed the current accrual for the best estimate of probable loss. At this time, it is also not possible to accurately predict the timing of a resolution. We have responded to the Wells Notice and continue to cooperate fully with the SEC on this matter, which was first disclosed during the third quarter of 2004.
     There are various other claims, lawsuits and pending actions against us incidental to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Part II, Item 1, “Legal Proceedings,” in this Form 10-Q for further discussion of our material legal matters.
     We may incur material litigation, regulatory or operational costs or expenses, and may be frustrated in our marketing efforts, as a result of new environmental regulations or private intellectual property enforcement disputes. We already operate in or may expand into markets which could subject us to environmental laws that may have a material adverse effect on our business, including the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in California, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
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
     Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes (but is not limited to) high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers, we are dependent in large part on our ability to retain the services of our key management, sales, IT, operational, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel, to meet our needs. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, we have recently reduced our personnel in various geographies and functions through our restructuring and outsourcing activities. These reductions could negatively impact our relationships with our workforce, or make hiring other employees more difficult. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which may affect our ability to retain key personnel. Additionally, changes in workforce, including government regulations, collective bargaining agreements or the availability of qualified personnel could disrupt operations or increase our operating cost structure.

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
     Changes in accounting rules could adversely affect our future operating results. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. Future periodic assessments required by current or new accounting standards may result in additional non-cash charges and/or changes in presentation or disclosure. A change from current accounting standards could have a significant adverse effect on our financial position or results of operations.
     Our quarterly results have fluctuated significantly. Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	general deterioration in economic or geopolitical conditions, including changes in legislation and regulatory environments in which we operate;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;

•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we may make;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.

     These historical variations in our business may not be indicative of future trends in the near term, particularly in the light of the current weak global economic environment. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results. We believe that you should not rely on period-to-period comparisons of our operating results as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     a) Not applicable
     b) Not applicable
     c) Share Repurchase Program
The following table provides information about our monthly share repurchase activity from inception of the program through September 27, 2008:

Issuer Purchases of Equity Securities
				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total		Purchased as	May Yet Be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Fiscal Month Period	Purchased	Per Share	Program (1)	Program
November 3 – November 23, 2007	482,300	$19.67	482,300	$290,511,389
November 24 – December 29, 2007	819,191	19.01	1,301,491	274,939,364
December 30 – January 26, 2008	735,300	17.24	2,036,791	262,260,268
January 27 – February 23, 2008	1,566,000	16.77	3,602,791	236,000,236
February 24 – March 29, 2008	2,996,200	15.91	6,598,991	188,345,086
March 30 – April 26, 2008	908,700	16.22	7,507,691	173,601,428
April 27 – May 24, 2008	1,466,900	17.38	8,974,591	148,100,170
May 25 – June 28, 2008	414,200	18.07	9,388,791	140,615,982
June 29 – July 26, 2008	751,700	17.33	10,140,491	127,586,785
July 27 – August 23, 2008	338,700	18.79	10,479,191	121,222,789
August 24 – September 27, 2008	878,600	17.54	11,357,791	105,815,808
In November 2007, our Board of Directors authorized a share repurchase program, through which the company may purchase up to $300 million of its outstanding shares of common stock, over a three-year period. Under the program, the company may repurchase shares in the open market and through privately negotiated transactions. The repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. Through September 27, 2008, we purchased 11,357,791 shares of our common stock for an aggregate cost of $194.2 million.

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
November 5, 2008

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX