Form 10-K
period 2009-01-03
INGRAM MICRO INC
filed 2009-03-04
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.101 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, at June 28, 2008, was $2,639,433.79 based on the closing sale price on such date of $17.81 per share.

The registrant had 161,524,718 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held June 3, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART IV	77
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	77
(a) 1. Financial Statements	77
(a) 2. Financial Statement Schedules	77
(a) 3. List of Exhibits	77
SIGNATURES	80
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER (SOX 302)
CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER (SOX 302)
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER (SOX 906)
CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER (SOX 906)
Exhibit 10.6
Exhibit 10.9
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Introduction

Ingram Micro, a Fortune 100 company, is the largest global information technology (“IT”) wholesale distributor by net sales, providing sales, marketing, and logistics services for the IT industry worldwide. Ingram Micro provides a vital link in the IT supply chain by generating demand and developing markets for our technology partners. While we remain focused on continuing to build our IT distribution business, we also are developing an increasing presence in adjacent technology categories, such as automatic identification and data capture (“AIDC”); point-of-sale (“POS”); managed, professional and warranty maintenance services; and consumer electronics (“CE”) to broaden our product lines and market presence. We create value in the market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions comprised of both technology products and services, offering credit, and providing efficient fulfillment of IT products and services. With a broad range of products and an array of services, we create operating efficiencies for our partners around the world.

History

We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, Ingram Micro’s global footprint and product breadth have expanded and strengthened in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America. In 2004, we acquired Techpac Holding Limited (“Tech Pacific”) to significantly boost our market share in Asia-Pacific. From 2004 through 2007 we acquired several companies to build our presence in AIDC/POS, CE and network security products and solutions. During 2008, we invested further in the AIDC/POS market with three European acquisitions (Paradigm Distribution, Eurequat SA and Intertrade A.F. AG) and the acquisition of the distribution business of the Cantechs Group, a market leader in China.

Industry

The worldwide information technology products and services distribution industry generally consists of two types of business: traditional distribution and fee-based supply chain services. Within the traditional distribution model, the distributor buys, holds title to, and sells products and/or services to resellers who, in turn, typically sell directly to end-users, or other resellers. While some vendors have elected to sell directly to resellers or end-users for particular customer and product segments, we believe that vendors continue to embrace traditional distributors that have a global presence and proven ability to manage multiple products and resellers worldwide, provide access to fragmented markets, and deliver products to market in an efficient manner. Resellers in the traditional distribution model are able to build efficiencies and reduce costs by depending on distributors for a number of services, including product availability, marketing, credit, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, provides end-users with distributors’ inventory availability. During periods of constrained credit, distributors with strong balance sheets and ample credit capacity are especially valued by suppliers. Those distributors that work with resellers to offer enhanced value-added solutions and services customized to the needs of their specific end-user customer base are better able to succeed in this environment. As the world’s leading broad-based distributor, we also offer to both suppliers and resellers fee-based supply chain services, encompassing the end-to-end functions of the supply chain. We charge fees to suppliers for providing logistics, fulfillment, and marketing services, as well as third-party products. Likewise, we charge fees to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics, and other supply chain services. We will continue to evolve our business model to meet the changing requirements of our customers (both suppliers and resellers).

Company Strengths

Despite the global economic downturn that is dampening demand in each of the company’s regions, we believe that the current technology industry generally favors large, financially-sound distributors that have broad product portfolios, economies of scale, strong business partner relationships and wide geographic reach. Two-tier distribution continues to be an integral element of the go-to-market strategy for IT suppliers bringing products to market, particularly in an environment in which suppliers are compelled to streamline processes and eliminate costs. We deliver value to our partners by making reseller customers more valuable to their end-user customers and making suppliers more profitable. As such, our strengths position us well to meet the needs of our reseller and vendor partners worldwide in the current environment and create a firm foundation for future growth as the economy recovers. Our solid financial position helps us to better manage the challenges presented by economic instability and volatility. We have identified several catalysts for growth in our IT distribution business and in new markets. We believe that the following strengths enable us to further enhance our leadership position in the IT distribution industry and in adjacent technology product categories.

•	Strong Working Capital Management and a Solid Financial Position. We have consistently demonstrated strong working capital management regardless of economic conditions. In particular, we have maintained a strong focus on optimizing our investment in inventory, while preserving customer fill rates and service levels. We have maintained our inventory days on hand at a stable range for the last seven years as a result of our focused and sustainable initiatives towards minimizing excess and obsolete goods while improving our purchasing processes and product flow. Furthermore, we continue to manage our accounts receivable through timely collections, credit limit setting, customer terms and process efficiencies to minimize our working capital requirements. Our conservative stance on capital management, as well as our diversified portfolio of capital resources, improves our position in the tighter credit markets. Our financial strength enables us to provide valuable credit to our customers, employing a disciplined approach to account management and credit worthiness. We also believe that we are well-positioned to support our growth initiatives in our IT distribution business and invest in incremental profitable growth opportunities. Finally, we believe our solid financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•	Continuous Focus on Optimizing Productivity. We continue to seek ways to improve our processes and streamline our business model, while refining our cost structure to respond to changes in market demand. During 2008, we streamlined our European operations and made targeted headcount reductions in North America, EMEA and Asia-Pacific. We continue to incorporate cost-savings measures in all business processes. We leverage our IT systems and warehouse locations to support custom shipment requirements, and by optimizing delivery methodologies, we deliver faster, while reducing shipping costs. We remain focused on ensuring that our catalog includes the products most desired by our customers, optimizing inventory management, realizing higher margin opportunities, and developing merchandising and pricing strategies that produce enhanced business results. In order to fully leverage our global operation, we make continuous investments in our IT infrastructure and streamline and standardize business processes to drive efficiency and provide best-in-class quality in our processes and systems throughout the world.

•	Business Diversification. Our ability to execute on new initiatives and adapt to new business models provides a competitive advantage by allowing us to overcome the risks, volatility and demand fluctuations in a single market, vendor or product segment.

•	Products. Based on publicly available information, we believe we offer the largest breadth of products in the IT industry. Our broad base of products allows us to better serve our customers, as well as mitigate risk. Our broad line card, or catalog of product offerings, makes us less vulnerable to market dynamics or actions by any one vendor or segment, or volatility in market demand in specific product lines. We continuously focus on refreshing our business with new, high-potential products and services. We are focused on moving deeper into new adjacent product categories and globalizing our efforts. Recent acquisitions in the AIDC/POS market have strengthened our presence in this adjacent product space and positioned Ingram Micro as the only global distributor of AIDC/POS products. We remain focused on expansion in the mobile convergence market and on building security solutions. Our diversification in product and customer segments extends market opportunities for our vendors and has been a factor in our receiving exclusive authorization from certain vendors that are rationalizing their channel strategy in response to the economy. We enable reseller partners to sell and support complex infrastructure solutions and effectively compete against large systems integrators through our Infrastructure Technology Solutions Division in North America and similar groups in other regions. Product line expansion in this business segment has been focused on products and solutions that bring higher productivity to our partners, such as affordable virtualization solutions and storage offerings. The economic downturn has been especially pronounced in the consumer segment where we continue to explore ways to profitably grow our CE business. For example, IM Australia added a consumer and home office division to expand the addressable market for its IT resellers. In support of our strategy to diversify revenue streams and expand addressable markets, we continue to execute on our private label business under the V7 brand, with a focus on computer accessories, peripherals and supplies distributed in 30 countries. Overall, we believe that our diversified product portfolio will provide a solid platform for growth while softening the impact of lower demand in specific categories.

•	Services. IT Services is one of the fastest-growing and highest gross margin segments of IT spending. Ingram Micro is intent on building its service offerings which will enhance our gross margin profile with no inventory risk while allowing us to bring additional value to our customers and become more connected to our resellers’ end-user customers. Ingram Micro Services Division (North America) continues to build its industry-leading managed and professional services delivery engine, branded “Seismic.” Managed services utilize application and technology tools to more effectively and efficiently manage an end-user’s IT environment while affording the solution provider significant remote capabilities, service efficiencies and corresponding improvement in profitability. These services tend to be infrastructure-intensive and would burden service providers with investments in data centers and large server installations were they to deploy the services independently.

Ingram Micro Logistics provides end-to-end supply-chain services to manufacturers, software publishers and retailers on a fee-for-service basis. We optimize our partners’ supply chains with scalable logistics services that reduce costs, create efficiencies and improve execution. Ingram Micro Logistics enhances service with high levels of order and inventory accuracy, on-time shipping, and world-class logistics centers. We specialize in multi-channel solutions that require flexible scale and a superior end-customer experience. Services include order management, warehousing, fulfillment, transportation management, customer service, returns processing, kitting and IT connectivity.

In addition, we also surround products and programs with our own services to resellers, such as technical support, financing and training. During 2008, we launched a service to help resellers easily identify “green” electronic products using an environmental rating system. This service is especially helpful for government resellers bidding on government contracts. Although services represent one of the key initiatives of our long-term strategy, they have represented less than 10% of our revenues in the past and may not exceed that level in the near term.

•	Customers. Our focus on diversification extends to the wide-ranging customers we serve in each of our regions. Our customer segments are distinguished by the end-users they serve and the types of products and services they provide. The small-to-medium sized business (“SMB”) customer segment is generally one of the largest segments of the IT market in terms of revenue, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate. Our programs and services are geared to add value to value-added resellers (“VARs”) and solutions providers that serve as technology sources for the SMB market. We serve VARs with a complete “go-to-market” approach to a VAR’s business, including logistics, sales, marketing, technical, financial and services support, enablement training, and solutions development, as well as expand their end-user reach through end-user demand generation marketing programs. Our diversification strategy — which opened new markets in AIDC/POS, CE home automation and entertainment, and mobility products — offers new customer segments for our traditional IT products. We believe that our diverse customer set in North America positions us to participate in any technology infrastructure spending that may result from the pending federal stimulus plan. For example, our position in the North American government sector has been strengthened by our GovEd Alliance, which provides government- and education-focused resellers access to a number of tools and programs designed to enable sales to government entities and best practices shared with a community of government resellers. We try to limit exposure to the impact of business fluctuations by maintaining a balance in the customer segments we serve. We periodically rebalance our customer mix in keeping with profitability goals. To this end, we chose to proactively exit a portion of our retail and corporate business in EMEA and China during 2008.

•	Geographic Diversification. Our presence in a larger number of markets than any other broad-based technology products distributor provides us with a more balanced global portfolio with which to mitigate risk. In our more mature markets we are leveraging our solid foundation as a market leader to spur additional growth by bringing new products and services to market. We are positioned to take advantage of higher growth potential in emerging markets. In these markets, we have established strong management teams versed in best practices provided by key management from established markets. We are the largest IT distributor in the world, by net sales. Based on currently available data, we believe that we are the market share leader, by net sales, in North America, Asia-Pacific, and Latin America and a strong number two in Europe. These regional businesses provide a unique global footprint that is unmatched by any of our broad-based distribution competitors. Ingram Micro is the only global broad-based distributor with distribution operations in the Asia-Pacific region. Our broad global footprint enables us to serve our resellers and suppliers with our extensive sales and distribution network while mitigating the risks inherent in individual markets. Our global market coverage provides a competitive advantage with suppliers looking for worldwide market penetration. The scale and flexibility of our operations enables Ingram Micro to provide the infrastructure behind the technology value chain in all its new and traditional forms. We are resolute in our efforts to continually optimize our global operations.

We have local sales offices and/or Ingram Micro representatives in 35 countries: North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, Israel, The Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and United Kingdom), Asia-Pacific (Australia, Bangladesh, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Philippines, Singapore, Sri Lanka, Thailand, and Vietnam), and Latin America (Argentina, Brazil, Chile, Mexico, and Peru). Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous geographies. We sell our products and services to resellers in approximately 150 countries.

As of January 3, 2009, we had 108 distribution centers worldwide. We offer more than 1,500 suppliers access to a global customer base of more than 170,000 resellers of various categories including VARs, corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

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

end-user demand. This information flow enables our superior execution and our ability to provide favorable order fill rates to our customers around the world while optimizing our investment in working capital. In the U.S. and Canada, we host channel communities covering more than 7,000 customers. Included among our communities are Venture Tech Network and SMB Alliance, both of which provide networking opportunities, tools and support to build the reseller’s business. We host communities to address the needs of resellers focused on the government sector (GovEd Alliance) and system builders (System ArchiTECHs). Our community members have access to an on-line peer-to-peer networking site to identify potential partners and share best practices. The networking site, The Zone, is offered in customized versions specific to each community. Through our data analytics capabilities we are able to leverage our extensive database to provide valuable data for our vendors in North America.

Our commitment to a customer-centric focus has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro over the past year. In 2008, Ingram Micro ranked within the top three in Fortune Magazine’s 2008 list of “Most Admired Companies” in the Electronics and Office Equipment Wholesalers category. Solution providers attending the 2008 Computing Technology Industry Association’s Breakaway conference selected Ingram Micro for its “Best Distribution and Support” award for the second year in a row. Australia Reseller News chose Ingram Micro for both the Hardware Distributor of the Year and the Channel Choice Distributor of the Year. Our vendors have recognized our efforts, as well. For example, CA named Ingram Micro its North American Distributor of the Year. Cherry Electrical Products recognized our DC/POS Division in North America as its top distributor for 2007 (awarded in April 2008) and our Nordics DC/POS operation was acknowledged by Zebra as its Nordics Partner of the Year for 2008. Our operations in the Netherlands, Germany, Norway, New Zealand and Brazil earned top honors from vendors during 2008.

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

We conduct business with most of the leading resellers of IT products and services around the world. Our continued expansion in adjacent markets, such as AIDC/POS, has generated opportunities to expand sales in our current customer reseller base, as well as add new reseller customers. In most cases we conduct business under general terms and conditions, without purchase requirements. We also have resale contracts with our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. In addition, we also have specific agreements in place with certain manufacturers and resellers in which we will provide supply chain management services such as order management, technical support, call center services, logistics management, configuration management, and procurement management services. Under these agreements either party can terminate them without cause following reasonable notice. The service offerings we provide to our customers are discussed further below under “Services.” Our business is not substantially dependent on any of these distribution or supply chain services contracts. No single customer accounts for more than 10% of our total revenue.

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

IT Peripheral/CE/AIDC/POS/Mobility and Others.  We offer a variety of products within the Peripherals and Others category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	digital signage products such as large format LCD and plasma displays, enclosures, mounts, media players, content software, content creation, content hosting, and installation services;

•	CE products such as cell phones, digital cameras, digital video disc players, game consoles, televisions, audio, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, wireless infrastructure products;

•	services provided by third parties and resold by Ingram Micro;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.

Systems.  We define our systems category as self-standing computer systems capable of functioning independently. We offer a variety of systems, such as rack, tower and blade servers; desktops; portable personal computers; and personal digital assistants (“PDAs”).

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

Suppliers

Our worldwide suppliers include leading computer hardware suppliers, networking equipment suppliers, software publishers, CE manufacturers, and AIDC/POS suppliers, such as Acer; Adobe; Advanced Micro Devices Inc.; APC; Apple; Autodesk; Asus; Belkin; Brother; Canon USA, Inc.; Cisco; Citrix; CA; Emerson Network Power (India) Private Limited; Epson; Fujitsu Siemens Computers; Google; Haier; Hewlett-Packard; Hitachi GST; IBM; InFocus; Intel; Juniper Networks; Kingston Technology; Lenovo; Lexmark; LG Electronics; Logitech; McAfee; Microsoft; Motorola; NEC Display Solutions; Nortel; Panasonic; Philips; Pioneer; Polycom; Printronix; Samsung; SanDisk; Seagate; Sonic Wall; Sony; Sony Ericsson; Sun Microsystems; Symantec; Targus; Trend Micro; Toshiba; ViewSonic Corporation; VMware; Websense; Western Digital; Xerox; and Zebra. Products purchased from Hewlett-Packard generated approximately 23%, 23%, and 22% of our net sales in fiscal years 2008, 2007 and 2006, respectively. There were no other vendors that represented 10% or more of our net sales in any of the last three years.

Our suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our customers. We generally do not independently warrant the products we distribute; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). In certain markets we administer extended warranty programs, supported by a third party, on supplier products. We do warrant services, products that we build-to-order from components purchased from other sources, and our own branded products. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

We have written distribution agreements with many of our suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute the products. The agreements also are generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. Even in cases where suppliers are not obligated to accept inventory returns upon termination certain suppliers will elect to repurchase the inventory while other suppliers will either assist with liquidation or resale of the inventory.

Competition

Each region in which we operate (North America, EMEA, Asia-Pacific and Latin America) is highly competitive. In the current economic environment, competitive pressure in the form of aggressive pricing is more acute. In addition to price, other competitive factors include:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	products and services availability;

•	quality and breadth of product lines and services;

•	speed and accuracy of delivery; and

•	web- or call center-based sales.

We compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors who focus upon one market or product or a particular sector with whom we compete. Examples include Avnet, Arrow, and Bell Microproducts in components and enterprise products; D&H Distributing, ADI, ArchBrook Laguna and Petra in consumer electronics; and ScanSource and Bluestar in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Digital China (China), Redington (India), Express Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), ALSO and Actebis (both in Europe). We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

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

We are constantly seeking to expand our business into areas closely related to our IT products and services distribution business. As we enter new business areas, including value-added services, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers.

Seasonality

We experience some seasonal fluctuation in demand in our business. For instance, we typically see lower demand, particularly in Europe, in the summer months. We also normally see an increase in demand in the September to December period, driven primarily by pre-holiday impacts on stocking levels in the retail channel and on volume of business for our North American fee-based logistics services.

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

Inventory levels may vary from period to period, due, in part, to differences in actual demand from that forecasted when placing orders, the addition of new suppliers or new lines with current suppliers, expansion into new product areas, such as AIDC/POS and CE, and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our capital. Our payment patterns can be influenced by incentives, such as early pay discounts offered by suppliers.

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

Employees

As of January 3, 2009, we employed approximately 14,500 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in EMEA and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we reap significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries. We have a process for continuously measuring the status of associate success and responding to associate priorities. We believe that our relationships with our associates are generally good.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers of Ingram Micro is as of March 1, 2009:

Gregory M.E. Spierkel.  Mr. Spierkel, age 52, has been our chief executive officer since June 2005. He previously served as president from March 2004 to June 2005, as executive vice president and president of Ingram Micro Europe from June 1999 to March 2004, and as senior vice president and president of Ingram Micro Asia-Pacific from July 1997 to June 1999. Prior to joining Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996. Mr. Spierkel is a member of the Board of Directors of PACCAR Inc.

Alain Monié.  Mr. Monié, age 58, has been our president and chief operating officer since August 1, 2007. He previously served as executive vice president and president of Ingram Micro Asia-Pacific from January 2004 to August 2007. He joined Ingram Micro as executive vice president in January 2003. Previously, Mr. Monié was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monié also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié is a member of the Board of Directors of Jones Lang LaSalle Incorporated since October 2005 and Amazon.com since November 2008.

William D. Humes.  Mr. Humes, age 44, has been our executive vice president and chief financial officer since April 2005. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Keith W.F. Bradley.  Mr. Bradley, age 45, has been our executive vice president and president of Ingram Micro North America since January 2005. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with PricewaterhouseCoopers LLP in the United Kingdom, United Arab Emirates and the United States.

Jay A. Forbes.  Mr. Forbes, age 48, has been our executive vice president and president of Ingram Micro Europe, Middle East & Africa since December 2007. Prior to joining Ingram Micro, Mr. Forbes served as president and chief executive officer of Aliant Inc., a $2.0 billion information and telecommunications technology company. Mr. Forbes was previously executive vice president of Corporate Resources and chief financial officer of Oxford Properties Group Inc., a leading Canadian commercial property ownership and services company with total assets of $3.5 billion. From 1993 to 2000, Mr. Forbes was employed by Emera Inc., where he held several managerial positions including senior vice president and chief financial officer.

Shailendra Gupta.  Mr. Gupta, age 46, has been our executive vice president and president of Ingram Micro Asia-Pacific since January 2008. Mr. Gupta served as our senior vice president, Ingram Micro Asia-Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia-Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

Larry C. Boyd.  Mr. Boyd, age 56, has been our senior vice president, secretary and general counsel since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Ria M. Carlson.  Ms. Carlson, age 47, has been our corporate vice president, strategy & communications, since April 2005. She previously served as vice president, investor relations & corporate communications from March 2001 through March 2005. Before joining Ingram Micro, Ms. Carlson served as vice president, communications and investor relations for Equity Marketing, Inc., an international toy and promotions company, from 1999-2001, vice president, public and investor relations for Sierra Health Services, Inc., from 1996-1999, and associate vice president, corporate communications for FHP International Corporation, a health care organization, from 1989 to 1996.

Lynn Jolliffe.  Ms. Jolliffe, age 56, has been our senior vice president, human resources since July 2007. She joined Ingram Micro in 1999 as the vice president of human resources for the European region. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

Mario F. Leone.  Mr. Leone, age 53, has been our senior vice president and chief information officer since January 2009. Prior to joining Ingram Micro, Mr. Leone served as senior vice president and chief information officer at Federal-Mogul Corporation, a global supplier of powertrain and safety technologies serving the automotive, industrial and worldwide after-markets. Mr. Leone was previously senior vice president and chief information officer at FIAT, and its business unit IVECO, a leading European industrial vehicle company. Mr. Leone has also held executive positions in information systems for Dow Chemical Company and Union Carbide Corporation.

Alain Maquet.  Mr. Maquet, age 57, has been our senior vice president and president of Ingram Micro Latin America since March 2005. Mr. Maquet served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans 30 years, 25 of which are in the technology industry, and he co-started an IT distribution company before joining Ingram Micro.

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

Difficult conditions in the global economy in general have affected our business and results of operations and these conditions are not expected to improve in the near future and may worsen. A prolonged worldwide economic downturn may further intensify competition, regionally and internationally, which may lead to lower sales or reduced sales growth, loss of market share, reduced prices, lower gross margins, loss of vendor rebates, extended payment terms with customers, increased bad debt risks, shorter payment terms with vendors, reduced access to liquidity and higher interest costs, increased currency volatility making hedging more expensive and more difficult to obtain, increased inventory losses related to obsolescence and/or excess quantities, all of which could adversely affect our results of operations, financial condition and cash flows. Our results of operations have been affected to varying degrees by the factors noted above resulting from the difficult conditions in the global economy in general. If the current economic downturn continues or intensifies, our results could be more adversely affected. Furthermore, the IT products industry is subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards, which can further cause inventory in stock to decline substantially in value or to become obsolete, regardless of the general economic environment. It is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or such suppliers’ price reductions. If major suppliers decrease the availability of price protection to us, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. In addition, suppliers could become insolvent and unable to fulfill their protection obligations to us. We offer no assurance that our price protection will continue, that unforeseen new product developments will not materially adversely affect us, or that we will successfully manage our existing and future inventories. Significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms or trade credit, or vendor-supported credit programs, may adversely impact our results of operations or financial condition.

We also have significant credit exposure to our reseller customers and negative trends in their businesses could cause us significant credit loss. As is customary in many industries, we extend credit to our reseller customers for a significant portion of our net sales. Resellers have a period of time, generally 30 to 45 days after date of invoice, to make payment. We are subject to the risk that our reseller customers will not pay for the products they have purchased. The risk that we may be unable to collect on receivables may increase if our reseller customers experience decreases in demand for their products and services or otherwise become less stable, due to adverse economic conditions. If there is a substantial deterioration in the collectibility of our receivables or if we cannot obtain credit insurance at reasonable rates, are unable to collect under existing credit insurance policies, or fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.

Economic downturns may also lead to restructuring actions and associated expenses in response to the lower sales volume. In addition, we may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.

Changes in our credit rating or other market factors, such as continued adverse capital and credit market conditions or reduction of cash flow from operations, may significantly affect our ability to meet liquidity needs, reduce access to capital, and/or increase our costs of borrowing. Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions, but we still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. Our ability to repay current or future indebtedness when due, or have adequate sources of liquidity to meet our business needs may be affected by changes to the cash flows of our subsidiaries. A reduction of cash flow generated by our subsidiaries may have an adverse effect on our liquidity. Under certain circumstances, legal, tax or contractual restrictions may limit our ability or make it more costly to redistribute cash between subsidiaries to meet the company’s overall operational or strategic investment needs, or for repayment of indebtedness requirements.

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

In addition, our cash and cash equivalents (including trade receivables collected and/or monies set aside for payment to creditors) are deposited and/or invested with various financial institutions located in the various countries in which we operate. We endeavor to monitor these financial institutions regularly for credit quality; however, we are exposed to risk of loss on such funds or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.

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

If our business does not perform well, we may be required to recognize further impairments of our intangible or other long-lived assets or to establish a valuation allowance against our deferred income tax assets, which could adversely affect our results of operations or financial condition. In the fourth quarter of 2008, consistent with the drastic decline in the capital markets in general, we experienced a similar decline in the market value of our stock. As a result, our market capitalization was significantly lower than our book value. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we performed an impairment test of our goodwill during the fourth quarter of 2008, which coincided with the timing of our normal annual impairment test. As a result of this test, we recognized a charge of $742.6 million to impair all of our goodwill in the fourth quarter of 2008. This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities.

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

Our future results of operations may be impacted by the prolonged weakness in the current economic environment which may result in an impairment of any goodwill recorded in the future and/or other long-lived assets or valuation allowance on our deferred tax assets, which could adversely affect our results of operations or financial condition.

We continually experience intense competition across all markets for our products and services, which may intensify in a more difficult global economy. Our competitors include local, regional, national, and international distributors, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future. In addition, when there is overcapacity in our industry, our competitors may reduce their prices in response to this overcapacity. We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a further reduction in our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses. We have also initiated and expect to continue to initiate other business activities and may face competition from companies with more experience and/or from new entries in those new markets. As we enter new business areas, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers or suppliers, which may negatively impact our sales or profitability.

We operate a global business that exposes us to risks associated with international activities. We have local sales offices and/or Ingram Micro representatives in 35 countries, and sell our products and services to resellers in approximately 150 countries. A large portion of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including environmental and trade protection laws, policies and measures; tariffs; export license requirements; enforcement of the Foreign Corrupt Practices Act, or similar laws of other jurisdictions on our business activities outside the Unites States; other regulatory requirements; economic and labor conditions; political or social unrest; economic instability or natural disasters in a specific country or region, such as hurricanes and tsunamis; health or similar issues such as the outbreak of the avian flu; tax laws in various jurisdictions around the world (as experienced in our Brazilian subsidiary); and difficulties in staffing and managing international operations.

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

In order to support future growth of the company, we continue to review our business needs and are making continuous improvements, including standardization where appropriate of business processes, and technology upgrades to our information systems, including software applications and electronic interfaces with our business partners. This can be a lengthy and expensive process that may result in a significant diversion of resources from other operations. In implementing these enhancements, we may experience greater-than-acceptable difficulty or costs; we may also experience significant disruptions in our business, which could have a material adverse effect on our financial results and operations, particularly if we were to replace a substantial portion of our current systems and processes. In addition, we offer no assurance that competitors will not develop superior systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all.

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

Terminations of a supply or services agreement or a significant change in supplier terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations. A significant percentage of our net sales relates to products sold to us by relatively few suppliers or publishers. As a result of such concentration risk, terminations of supply or services agreements, or a significant change in the terms or conditions of sale from one or more of our more significant partners, or bankruptcy or closure of business by one or more of our more significant partners could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, such as systems, limited price protection or return rights offered by suppliers may have a bearing on the amount of product we may be willing to stock. We expect restrictive supplier terms and conditions to continue in the foreseeable future. Our inability to pass through to our reseller customers the impact of these changes, as well as our failure to develop systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have a material negative impact on our gross margins.

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

We recorded a charge of $33.8 million in the first quarter of 2007 related to commercial taxes on imported software in Brazil and have disclosed a contingency with respect to potential taxes on services in Brazil as discussed in Note 10 to our consolidated financial statements. We released a portion of this reserve in the fourth quarters of 2008 and 2007, totaling $8.2 million and $3.6 million, respectively, which relate to unassessed periods, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities had expired.

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

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Part II, Item 1, “Legal Proceedings,” in this Form 10-K for further discussion of our material legal matters.

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

We are dependent on third-party shipping companies for the delivery of our products. We rely almost entirely on arrangements with third-party shipping and freight forwarding companies for the delivery of our products. The termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from suppliers to us or products from us to our reseller customers or their end-user customers, could disrupt our business and harm our reputation and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, EMEA, Latin America, and Asia-Pacific. As of January 3, 2009 we operated 108 distribution centers worldwide.

As of January 3, 2009, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which is part of our office/distribution facilities in Straubing, Germany.

ITEM 3.	LEGAL PROCEEDINGS

In 2003, our Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been our opinion that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now our opinion that we have a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar which was applicable when the charge was recorded. In the fourth quarters of 2008 and 2007, we released a portion of the commercial tax reserve recorded in the first quarter of 2007 amounting to $8.2 million and $3.6 million, respectively (19.6 million and 6.5 million Brazilian reais at a December 2008 exchange rate of 2.330 and December 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2003 and October through December 2002, respectively, for which it is management’s opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired.

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of January 3, 2009 potentially amount to approximately $13.3 million and $14.6 million, respectively, based on the exchange rate prevailing on that date of 2.330 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($24.6 million based upon a January 3, 2009 exchange rate of 2.330 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although we intend to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, we can make no assurances that we will ultimately be successful in our defense of this matter.

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

We and one of our subsidiaries are defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). Both actions are currently pending in the U.S. District Court for the Southern District of New York. In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. We intend to vigorously defend these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

		HIGH	LOW

Fiscal Year 2008	First Quarter	$18.97	$14.97
	Second Quarter	18.90	15.83
	Third Quarter	19.95	16.51
	Fourth Quarter	16.20	9.29

Fiscal Year 2007	First Quarter	$20.78	$18.64
	Second Quarter	22.02	19.28
	Third Quarter	21.97	18.26
	Fourth Quarter	21.24	18.10

As of February 2, 2009 there were 442 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

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

Equity Compensation Plan Information.  The following table provides information, as of January 3, 2009, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareowners and (ii) all compensation plans not previously approved by our shareowners.

(c) Number of securities
remaining available for
	(a) Number of securities to be	(b) Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))(2)

Equity compensation plans approved by shareholders	17,458,493	$15.57	10,778,890
Equity compensation plans not approved by shareholders	None	None	None

TOTAL	17,458,493	NA	10,778,890

(1)	Does not reflect any unvested awards of time vested restricted stock units/awards of 742,858 and performance vested restricted stock units of 1,882,681 at 100% target and 4,154,782 at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

Share Repurchase Program.  The following table provides information about our monthly share repurchase activity from inception of the program through January 3, 2009:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Fiscal Month Period	Purchased	Per Share	Program(1)	the Program

November 3 – November 23, 2007	482,300	$19.67	482,300	$290,511,389
November 24 – December 29, 2007	819,191	19.01	1,301,491	274,939,364
December 30 – January 26, 2008	735,300	17.24	2,036,791	262,260,268
January 27 – February 23, 2008	1,566,000	16.77	3,602,791	236,000,236
February 24 – March 29, 2008	2,996,200	15.91	6,598,991	188,345,086
March 30 – April 26, 2008	908,700	16.22	7,507,691	173,601,428
April 27 – May 24, 2008	1,466,900	17.38	8,974,591	148,100,170
May 25 – June 28, 2008	414,200	18.07	9,388,791	140,615,982
June 29 – July 26, 2008	751,700	17.33	10,140,491	127,586,785
July 27 – August 23, 2008	338,700	18.79	10,479,191	121,222,789
August 24 – September 27, 2008	878,600	17.54	11,357,791	105,815,808
September 28 – October 25, 2008	3,550,000	13.60	14,907,791	57,519,748
October 26 – November 22, 2008	400,000	12.32	15,307,791	52,592,768
November 23 – January 3, 2009	—	—	—	—

In November 2007, our Board of Directors authorized a share repurchase program, through which the company may purchase up to $300 million of its outstanding shares of common stock, over a three-year period. Under the program, the company may repurchase shares in the open market and through privately negotiated transactions. The repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. Through January 3, 2009, we purchased 15,307,791 shares of our common stock for an aggregate cost of $247.4 million.

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

Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to 2008, 2007, 2006, 2005, and 2004 represent the fiscal years ended January 3, 2009 (53-weeks), December 29, 2007 (52-weeks), December 30, 2006 (52-weeks), December 31, 2005 (52-weeks) and January 1, 2005 (52-weeks), respectively.

	2008	2007	2006	2005	2004
	($ in thousands, except per share data)

Selected Operating Information
Net sales	$34,362,152	$35,047,089	$31,357,477	$28,808,312	$25,462,071
Gross profit(1)	1,940,091	1,909,298	1,685,285	1,574,978	1,402,042
Income (loss) from operations(2)	(332,169)	446,420	422,444	362,186	283,367
Income (loss) before income taxes(3)	(382,138)	385,238	367,333	301,937	263,276
Net income (loss)(4)	(394,921)	275,908	265,766	216,906	219,901
Basic earnings per share — net income (loss)	(2.37)	1.61	1.61	1.35	1.41
Diluted earnings per share — net income (loss)	(2.37)	1.56	1.56	1.32	1.38
Weighted average common shares outstanding:
Basic	166,542,541	171,640,569	165,414,176	160,262,465	155,451,251
Diluted	166,542,541	176,951,694	170,875,794	164,331,166	159,680,040
Selected Balance Sheet Information
Cash and cash equivalents	$763,495	$579,626	$333,339	$324,481	$398,423
Total assets	7,083,473	8,975,001	7,704,307	7,034,990	6,926,737
Total debt(5)	478,388	523,116	509,507	604,867	514,832
Stockholders’ equity	2,655,845	3,426,942	2,920,475	2,438,598	2,240,810

(1)	Fiscal 2008 includes a reduction in costs of sales of $8,224 for the release of a portion of the commercial tax reserve in Brazil. Fiscal 2007 includes a net charge to costs of sales of $30,134 related to a reserve recorded for certain commercial taxes in Brazil.

(2)	Includes: (i) a charge for the impairment of goodwill of $742,653 in 2008; (ii) reorganization costs of $17,029 and $16,276 in 2008 and 2005, respectively; (iii), other major-program costs associated with the reorganization activities totaling $1,544 and $22,935, charged to selling, general and administrative expenses, or SG&A expenses, in 2008 and 2005, respectively; (iv) credit adjustments to reorganization costs of $1,091, $1,727 and $2,816 in 2007, 2006 and 2004, respectively, for previous actions; (v) a charge to SG&A expenses in 2007 related to a reserve of $15,000 for estimated losses associated with the SEC matter regarding certain transactions with McAfee, Inc. (formerly NAI) from 1998 through 2000; and (vi) a reduction to SG&A expenses in 2007 related to a gain of $2,859 from the sale of our Asian semiconductor business. Fiscal 2008, 2007 and 2006 also includes $14,845, $37,875 and $28,875, respectively, of stock-based compensation expense resulting from the 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment.”

(3)	Includes items noted in footnotes (1) and (2) above, as well as a loss of $8,413 on the redemption of senior subordinated notes in 2005 and a gain on forward currency hedge of $23,120 in 2004 related to our Australian dollar denominated acquisition of Tech Pacific.

(4)	Includes the after-tax impact of items noted in footnotes (1) through (3) above, as well as the reversal of deferred tax liabilities of $801, $2,385 and $41,078 in 2006, 2005 and 2004, respectively, related to the gains on sale of available-for-sale securities.

(5)	Includes trade accounts receivable-backed financing and revolving accounts receivable factoring facilities, senior unsecured term loan, revolving credit facilities and other long-term debt including current maturities, but excludes off-balance sheet debt of $68,505 at the end of fiscal year 2006, which amounts represent the undivided interests in transferred accounts receivable sold to and held by third parties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

Sales

We are the largest distributor of IT products and services worldwide based on net sales. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been directly affected by the conditions in the economy in general. Our net sales grew from $25.5 billion in 2004 to a record high of $35.0 billion in 2007, with annual sales growth ranging from nine percent to thirteen percent. These increases primarily reflected the improving demand environment for IT products and services in most economies worldwide as well as the additional revenue arising from the integration of numerous acquisitions worldwide, such as Techpac Holdings Limited, or Tech Pacific, in 2004, AVAD in 2005, DBL Distributing Inc., or DBL, in 2007 and a number of small but strategic acquisitions of businesses in automatic identification and data capture/point-of-sale, or AIDC/POS, and network security. Also contributing to the growth trend over this period were the addition of new product categories and suppliers, the addition and expansion of adjacent product lines and services, the addition of new customers and increased sales to our existing customer base. In 2008, our net sales declined 2.0% to $34.4 billion despite the relative year-over-year strength of foreign currencies, which provided approximately two percentage-points of growth. The decline reflects our efforts to exit or turn away certain unprofitable business relationships during the year, as well as the severe downturn in the macroeconomic environment, which began in early 2008 in Europe and North America but began to adversely impact Asia Pacific and Latin America as the year progressed. This economic downturn is expected to continue through the balance of 2009. We expect these conditions will continue to negatively affect our revenues and profitability over the near term but the severity of the impacts could be exacerbated by worsening economic conditions over an extended period in the major markets in which we operate, more intense competitive pricing pressures, and/or the expansion of a direct sales strategy by one or more of our major vendors.

Gross Margin

The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales (“gross margin”) and narrow income from operations as a percentage of net sales (“operating margin”). Historically, our margins have been negatively impacted by extensive price competition, as well as changes in vendor terms and conditions, including, but not limited to, reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors and reduced time periods qualifying for vendor price protection. To mitigate these factors, we have implemented, and continue to refine, changes to our pricing strategies, inventory management processes and vendor program processes. We continuously monitor and change, as appropriate, certain of the terms and conditions offered to our customers to reflect those being set by our vendors. In addition, we have pursued expansion into adjacent product markets such as AIDC/POS and consumer electronics and related products and accessories, which generally have higher gross margins, and into certain service categories, including our Ingram Micro Logistics fee-for-service business. While these dynamics have kept our overall gross margin relatively stable, near or above 5.40% on an annual basis since 2003, the shift in overall mix of business toward our more profitable adjacent businesses and growth in our fee-for-service business, coupled with efforts to exit or turn away certain unprofitable business relationships during 2008, helped to yield our highest gross margin level since 1998. We expect that restrictive vendor terms and conditions and competitive pricing pressures will continue and may possibly worsen in the foreseeable future if the current economic downturn continues, which will hinder our ability to maintain and/or improve our gross margins or overall profitability from the levels realized in recent years.

Selling, General and Administrative Expenses or SG&A Expenses

Another key area for our overall profitability management is the monitoring and control of the level of SG&A expenses. As the various factors discussed above have impacted our levels of sales over the past several years, we have instituted a number of cost reduction and profit enhancement programs. Among other things, these efforts have included our announced outsourcing and optimization plan in North America in 2005, our outsourcing of IT application development functions in 2006 and a number of other reorganization actions across multiple regions to further enhance productivity and profitability. Additionally, we have completed numerous acquisitions to add to our traditional distribution business over the past several years. While these acquisitions increase our revenues and market share, they also represent opportunities to streamline and realize operational synergies from the combined operations. We have also made acquisitions to increase our presence in adjacent product offerings, such as AIDC/POS, in addition to organic growth of other adjacent lines, such as our fee-for-service logistics business. While these lines of business generally carry higher gross margins, as discussed above, they also generally carry a higher level of SG&A expenses. The combination of these factors, along with continued revenue growth, has generally yielded a trend of reduced SG&A expenses as a percentage of revenues in recent years. However, in 2008, our SG&A expenses increased to 4.40% of net sales from 4.18% in the prior year, as the rapid decline in net sales exceeded the rate at which we could reduce costs in the short term. As a result of the declining net sales, we implemented a number of expense-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes and targeted reduction of headcount, primarily in EMEA and North America, and have announced additional programs to be implemented in 2009. We continue to pursue and implement business process improvements, IT systems enhancements and organizational changes to create sustained cost reductions without sacrificing customer service over the long-term. Implementation of other actions, including integration of acquisitions in the future, if any, could result in additional costs as well as additional operating income improvements.

Reorganization and Expense-Reduction Program Costs

In 2005, we incurred integration expenses of $12.7 million related to our acquisition of Tech Pacific, comprised of $6.7 million of reorganization costs primarily for employee termination benefits, facility exit costs and other contract termination costs for associates and facilities of Ingram Micro made redundant by the acquisition as well as $6.0 million of other costs charged to SG&A primarily for consulting, retention and other expenses related to the integration of Tech Pacific (see Note 3 to our consolidated financial statements). We substantially completed the integration of the operations of our pre-existing Asia-Pacific business with Tech Pacific in the third quarter of 2005. In 2005, we also announced an outsourcing and optimization plan to improve operating efficiencies within our North American region. The plan, which was completed by 2006, included an outsourcing arrangement that moved transaction-oriented service and support functions in our North America operations — including selected functions in finance and shared services, customer service, vendor management, technical support and inside sales (excluding field sales and management positions) — to a leading global business process outsource provider. As part of the plan, we also restructured and consolidated other job functions within the North American region. Total costs of the actions, or major-program costs, incurred in 2005 were $26.6 million ($9.7 million of reorganization costs, primarily for workforce reductions and facility exit costs, as well as $16.9 million of other costs charged to SG&A primarily for consulting, retention and other expenses).

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

Starting in the second quarter of 2008, we announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes primarily at the regional headquarters in EMEA and targeted reductions of primarily administrative and back-office positions in North America. Total costs of the actions incurred in EMEA were $16.4 million, comprised of $14.9 million of reorganization costs related to employee termination benefits for workforce reductions and facility consolidations, as well as $1.5 million of other costs charged to SG&A expenses, comprised of consulting, legal and other expenses associated with implementing the reduction in workforce. In North America, the net costs of the actions were $1.8 million, all of which were reorganization costs primarily related to employee termination benefits for workforce reductions and other costs related to contract terminations for equipment leases. During the third quarter of 2008, we also announced cost-reduction programs related to our Asia-Pacific operations, incurring reorganization costs of $0.3 million, primarily related to employee termination benefits.

As most economists expect the current economic downturn to last through most of 2009 and potentially beyond, we continue to make adjustments to improve profitability and position us for the future. We are taking additional actions in 2009 to ensure our expenses remain aligned with declines in sales volume, including further restructuring actions in Europe and North America. These actions are expected to generate savings of approximately $100 million to $120 million annually, reaching the full run-rate by the time we exit 2009. Total restructuring and other related costs associated with these actions are expected to range from approximately $45 million to $65 million.

Acquisitions

We have complemented our internal growth initiatives with strategic business acquisitions including our acquisitions over the past five years of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, the Cantechs Group in Asia-Pacific and Nimax in North America, each of which expanded our value-added distribution of mobile data and AIDC/POS solutions; AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S.; DBL, a leading distributor of consumer electronics accessories in the U.S.; VPN Dynamics and Securematics, which expanded our networking product and services offerings in the U.S.; and Tech Pacific, one of Asia-Pacific’s largest technology distributors.

Working Capital and Debt

The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. However, our business generally requires less financing during an economic downturn because of reduced working capital demands. We have relied heavily on trade credit from vendors, accounts receivable financing programs and debt facilities for our working capital needs. Due to our narrow operating margins, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt levels. However, our debt levels may fluctuate significantly on a day-to-day basis due to timing of customer receipts and periodic payments to vendors. Our future debt requirements may increase to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions or other investments in the business.

Our Critical Accounting Policies and Estimates

The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to accounts receivable; vendor programs; inventories; goodwill, intangible and other long-lived assets; income taxes; and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of sensitivity. Therefore, actual results could differ from these estimates.

We believe the following critical accounting policies are affected by our judgments, estimates and/or assumptions used in the preparation of our consolidated financial statements.

•	Accounts Receivable — We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that no single customer accounts for 10% or more of our net sales; a continuing credit evaluation of our customers’ financial condition; aging of receivables, individually and in the aggregate; credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; our historical loss experience; and increases in credit risk resulting from an economic downturn and resulting decline in capital availability to customers.

•	Vendor Programs — We receive funds from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs, which are recorded as adjustments to product costs, revenue, or SG&A expenses according to the nature of the program. Some of these programs may extend over more than one quarterly reporting period. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

•	Inventories — Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated excess or obsolete inventories and write down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by the following considerations: protection from loss in value of inventory under our vendor agreements; our ability to return to vendors only a certain percentage of our purchases as contractually stipulated; aging of inventories; a sudden decline in demand due to an economic downturn; and rapid product improvements and technological changes.

•	Goodwill, Intangible Assets and Other Long-Lived Assets — We apply the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or FAS 142, in our evaluation of goodwill and other intangible assets. FAS 142 eliminates the requirement to amortize goodwill, but requires that goodwill be reviewed at least annually for potential impairment.

In the fourth quarter of 2008, consistent with the drastic decline in the capital markets in general, we experienced a similar decline in the market value of our stock. As a result, our market capitalization was significantly lower than our book value. Our reporting units under FAS 142 are our regional operating segments. While the Latin America region does not have any goodwill, we conducted goodwill impairment tests in each of our other regional reporting units during the fourth quarter of 2008, which coincides with the timing of our normal annual impairment test. In performing this test, we, among other things, consulted an independent valuation advisor.

In accordance with FAS 142, we used a two step process to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. We utilized a combination of income and market approaches to estimate the fair value of our reporting units in the first step.

The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions of, among other things, the reporting units’ expected long-term revenue trends, as well as estimates of profitability, changes in working capital and long-term discount rates, all of which require significant judgment. The income approach also requires the use of appropriate discount rates that take into account the current risks in the capital markets. The market approach evaluates comparative market multiples applied to our reporting units’ businesses to yield a second assumed value of each reporting unit.

We compared a weighted average of the output from the income and market approaches to the carrying value of each reporting unit, which yielded an indication of impairment in each of the North America, EMEA and Asia-Pacific reporting units. We also compared the aggregate of the estimated fair values of each of our four regional reporting units to our overall market capitalization, taking into account an acceptable control premium considered supportable based upon historical comparable transactions.

Step two of the impairment test requires us to compute a fair value of the assets and liabilities, including identifiable intangible assets, within each of the three reporting units with indications of impairment, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that the goodwill for each of the North America, EMEA and Asia Pacific reporting units was fully impaired. As a result, we recorded a charge of $742.6 million in the fourth quarter of 2008, which is made up of $243.2 million, $24.1 million and $475.3 million in carrying value of goodwill prior to the impairment in North America, EMEA and Asia-Pacific, respectively. This non-cash charge materially impacted our equity and results of operations in 2008, but does not impact our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities.

We also assess potential impairment of our other identifiable intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances such as significant changes in the manner of use of the asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results, have made recovery of an asset’s carrying value unlikely. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. We conducted impairment tests of our intangible assets and other long-lived assets in the fourth quarter of 2008. Our results indicated that the carrying value of these assets was recoverable from undiscounted cash flows and no impairment was indicated.

•	Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. Our effective tax rate includes the impact of not providing U.S. taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

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

•	Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, including those noted in Item 3. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Ultimate resolution of these matters could materially impact our consolidated results of operations, cash flows or financial position (see Note 10 to our consolidated financial statements).

Results of Operations

We do not allocate stock-based compensation recognized (see Notes 11 and 12 to our consolidated financial statements) to our operating units; therefore, we are reporting this as a separate amount. The following tables set forth our net sales by geographic region and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the fiscal years indicated.

	2008		2007		2006
	($ in millions)

Net sales by geographic region:
North America	$14,192	41.3%	$13,923	39.7%	$13,585	43.3%
EMEA	11,535	33.6	12,439	35.5	10,754	34.3
Asia-Pacific	6,905	20.1	7,133	20.4	5,537	17.7
Latin America	1,730	5.0	1,552	4.4	1,481	4.7

Total	$34,362	100.0%	$35,047	100.0%	$31,357	100.0%

As presented below, our income (loss) from operations in 2008 includes the goodwill impairment charge of $742.6 million or 2.16% of consolidated net sales ($243.2 million, or 1.71% of sales, in North America; $24.1 million, or 0.21% of sales, in EMEA; and $475.3 million, or 6.88% of sales, in Asia-Pacific) as discussed in Notes 2 and 4 to our consolidated financial statements. Income (loss) from operations in 2008 also includes reorganization and expense-reduction program costs of $18.6 million, or 0.05% of consolidated net sales, ($1.8 million of charges in North America; $16.4 million of charges in EMEA; and $0.3 million of charges in Asia-Pacific) as discussed in Note 3. In addition, our income from operations in Latin America in 2008 includes the release of a portion of our commercial tax reserve in Brazil totaling $8.2 million, or 0.48% of Latin America net sales and 0.02% of consolidated net sales, as discussed in Note 10.

In 2007, our loss from operations in Latin America includes a net commercial tax charge in Brazil of $30.1 million or 1.94% of Latin American net sales (0.09% of consolidated net sales) and our income from operations in North America includes a charge of $15.0 million or 0.11% of North American net sales (0.04% of consolidated net sales) for estimated losses related to a SEC matter, both discussed in Note 10.

	2008		2007		2006
	($ in millions)

Operating income (loss) and operating margin (loss) by geographic region:
North America	$(49.0)	(0.35)%	$219.9	1.58%	$225.2	1.66%
EMEA	42.0	0.36	151.5	1.22	126.8	1.18
Asia-Pacific	(353.5)	(5.12)	117.3	1.64	69.4	1.25
Latin America	43.2	2.50	(4.4)	(0.28)	29.9	2.02
Stock-based compensation expense	(14.9)	—	(37.9)	—	(28.9)	—

Total	$(332.2)	(0.97)%	$446.4	1.27%	$422.4	1.35%

We sell products purchased from many vendors, but generated approximately 23%, 23% and 22% of our net sales in 2008, 2007 and 2006, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in each of the last three years.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2008	2007	2006

Net sales	100.00%	100.00%	100.00%
Cost of sales	94.35	94.55	94.63

Gross profit	5.65	5.45	5.37
Operating expenses:
Selling, general and administrative	4.41	4.18	4.03
Impairment of goodwill	2.16	—	—
Reorganization costs (credits)	0.05	(0.00)	(0.01)

Income (loss) from operations	(0.97)	1.27	1.35
Other expense, net	0.14	0.17	0.18

Income (loss) before income taxes	(1.11)	1.10	1.17
Provision for income taxes	0.04	0.31	0.32

Net income (loss)	(1.15)%	0.79%	0.85%

Results of Operations for the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

Our consolidated net sales were $34.36 billion, $35.05 billion and $31.36 billion in 2008, 2007 and 2006, respectively. The decline in our consolidated net sales of 2.0% in 2008 compared to 2007 primarily reflects the overall decline in demand for technology products and services globally resulting from the severe economic downturn. The softness in demand initially surfaced in North America and EMEA early in 2008, and spread to the larger economies of Asia-Pacific in the second quarter of 2008. By the end of 2008, the weak macroeconomic environment has spread to substantially all of our business units in each region. The sluggish demand for technology products and services is expected to continue, and may worsen, over the near term. Our proactive steps to walk away from unprofitable business also had a negative impact on our worldwide sales growth. These negative trends were partially offset by the translation impact of the strengthening foreign currencies versus the U.S. dollar when compared to the exchange rates in the prior year period, which contributed approximately two percentage-points of the worldwide growth. The growth in our consolidated net sales of 11.8% in 2007 compared to 2006 reflected the robust growth in our Asia-Pacific region, a continued strong demand environment for IT products and services across most economies in which we operate globally, the translation impact of the strengthening foreign currencies compared to the U.S. dollar (which contributed approximately five percentage-points to year-over-year growth in 2007) and additional revenue arising from our recent acquisitions, particularly VPN Dynamics and Securematics in March 2007 and DBL in June 2007.

Net sales from our North American operations were $14.19 billion, $13.92 billion and $13.58 billion in 2008, 2007 and 2006, respectively. The year-over-year growth trends in North America net sales of 1.9% and 2.5% in 2008 and 2007, respectively, primarily reflects a weakening overall demand for IT products and services over the three year period, which became more pronounced in 2008 as the economy in the region continued to soften. The growth in 2008 was positively impacted by the revenue contribution of approximately one percentage-point arising from a full year of operations of the DBL acquisition, which closed in June 2007, while 2007 was positively impacted by the acquisitions of VPN Dynamics and Securematics in March and DBL in June of the same year, which contributed approximately two percentage-points to the revenue growth over 2006. Net sales from our EMEA operations were $11.53 billion, $12.44 billion and $10.75 billion in 2008, 2007 and 2006. The decline in our EMEA net sales of 7.3% in 2008 compared to 2007 primarily reflects the soft demand for technology products and services in Europe, our deliberate actions to exit or turn away unprofitable business and market reaction to our freight cost recovery efforts, partially offset by the appreciation of European currencies compared to the U.S. dollar, which contributed approximately five percentage-points positive impact compared to 2007. The growth in our EMEA net sales of 15.7% in 2007 compared to 2006 reflected steady demand for IT products and services in the region. The appreciation of relatively stronger European currencies compared to the U.S. dollar contributed approximately

11 percentage-points positive impact compared to the prior year. Net sales from our Asia-Pacific operations were $6.90 billion, $7.13 billion and $5.54 billion in 2008, 2007 and 2006, respectively. The decline in our Asia-Pacific net sales of 3.2% in 2008 compared to 2007 was attributable to the softer demand for technology products and services, which began in the larger economies in the region during the second quarter of 2008 and spread throughout the region in the second half of 2008, combined with proactive efforts to exit or turn away unprofitable business in certain markets. The growth in our Asia-Pacific net sales of 28.8% in 2007 compared to 2006 primarily reflects the strong demand for IT products and services across the region and the appreciation of regional currencies compared to the U.S. dollar, which had an approximately 10 percentage-point positive impact in 2007 over 2006. Net sales from our Latin American operations were $1.73 billion, $1.55 billion and $1.48 billion in 2008, 2007 and 2006, respectively. The year-over-year growth in Latin America net sales of 11.5% and 4.8% in 2008 and 2007, respectively, primarily reflects the overall solid demand for IT products and services in the region. However, the impacts of the weakening global economy experienced in our larger regions in the previous three quarters of 2008 spread to Latin America in the fourth quarter of 2008, and may intensify in 2009, thereby negatively impacting demand for IT products and our revenue in the region.

Our gross margin was 5.65% in 2008, 5.45% in 2007 and 5.37% in 2006. The 2008 gross margin includes the positive impact of $8.2 million, or 0.02% of sales, from a partial release of our commercial tax reserve in Brazil. The 2007 gross margin includes a net commercial tax charge in Brazil of $30.1 million, or 0.09% of sales (see Note 10 to our consolidated financial statements). Despite a competitive and overall weak market in 2008, we have continued our focus on pricing discipline and our more profitable businesses, including our fee-for-service logistics business, and other enhancements in gross margin such as our freight recovery program described below. The slight increase in 2007 compared to 2006 was driven primarily by the impact of our acquisitions of certain businesses, such as AVAD and DBL, which have higher gross margins but also higher operating expenses; and other general enhancements in gross margin, offset by the net Brazilian commercial tax charge noted above, and the impact from the issues with the implementation of our German warehouse management system in 2006. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. In 2008, we introduced incremental freight recovery charges to a large portion of our account base. This initiative commenced during the third quarter of 2008 and was largely implemented worldwide by the end of the quarter. We believe this initiative may have negatively impacted our sales volumes during the second half of 2008 and may negatively impact our revenue over the near term. Such sales volume decrease could also have a negative impact on our volume-based rebates. In this regard, as we continue to evaluate our existing pricing policies and make modifications or future changes, if any, we may experience moderated or continued negative sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total SG&A expenses were $1.51 billion, $1.46 billion and $1.26 billion in 2008, 2007 and 2006, respectively. Total SG&A expense as a percentage of net sales was 4.41%, 4.18% and 4.03% in 2008, 2007 and 2006, respectively. In 2008, SG&A expenses as a percentage of net sales increased compared to 2007, primarily due to the decline in revenues as a result of the downturn in the global economies in general, which exceeded the rate at which we were able to reduce costs in the short term. With the downturn in the macroeconomic environment, we instituted a number of actions during 2008 to reduce costs. On a global basis, we significantly reduced discretionary spending in areas such as travel and professional services, in addition to managing headcount levels through attrition. Additionally, primarily in North America and EMEA, where the downturn was most pronounced early in the year, specific actions were taken to reduce headcount and operating expenses as further described below. We estimate that these actions yielded at least $20 million annualized reductions as we entered 2009, although the 2008 impact is much less due to the timing with which the actions were completed throughout the year. Also, driving the year-over-year increase were: the investments in strategic initiatives and system enhancements; higher labor costs related to our growing fee-for-service logistics business, which also yields a higher gross margin, as discussed above; and a full year of operating expenses in 2008 from the addition of DBL in June 2007. The translation impact of foreign currencies also contributed to the growth in SG&A dollars by approximately $26 million, or approximately two percentage-points. These factors were partially offset by the year-over-year reduction of stock-based compensation of $23.0 million, primarily the result of lower estimated achievement and payout under our long-term incentive compensation plans which are payable in performance-based restricted stock units. In 2007, SG&A expenses as a percentage of net sales increased compared to 2006, primarily due to the charge of $15.0 million, or 0.04% of net sales in 2007, to reserve for estimated losses related to the SEC matter, the increase in stock-based compensation by $9.0 million year-over-year, the residual costs associated with the integration and transition of a warehouse management system upgrade in Germany during the first half of 2007, the addition of operating expenses primarily from the DBL acquisition, which generally operates with higher operating expenses and gross profit as a percentage of net sales compared to the rest of our business, and investments in other strategic initiatives. These factors were partially offset by a gain of $2.9 million from the sale of our Asian semiconductor business and continued cost control measures throughout our business. As most economists expect the current economic downturn to last through most of 2009 and potentially beyond, we continue to make adjustments to improve profitability and position us for the future. We are taking additional actions in 2009 to ensure our expenses remain aligned with declines in sales volume, including, but not limited to, further restructuring actions in Europe and North America. These actions are expected to generate savings of approximately $100 million to $120 million annually, reaching the full run-rate by the time we exit 2009. Total restructuring and other related costs associated with these actions are expected to range from approximately $45 million to $65 million. We may also pursue further business process and/or organizational changes in our business, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future; however, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period.

As discussed in our critical accounting policies and estimates, in the fourth quarter of 2008, we recorded a charge of $742.6 million, or 2.16% of consolidated net sales, for the full impairment of our goodwill, which consisted of $243.2 million in North America; $24.1 million in EMEA; and $475.3 million in Asia-Pacific (also, see Notes 2 and 4 to our consolidated financial statements).

In 2008, we incurred a net charge for reorganization costs of $17.0 million, or approximately 0.05% of sales, which consisted of (a) $14.6 million of employee termination benefits for workforce reductions associated with the restructuring of the regional headquarters in EMEA and targeted reduction of administrative and back-office positions in the North America and Asia-Pacific regions, (b) $2.5 million in facility consolidations in EMEA and (c) $0.4 million for contract terminations for equipment leases in North America, partially offset by (d) $0.5 million for the reversal of certain excess lease obligation reserves from reorganization actions recorded in earlier years. In 2007, the credit to reorganization costs of $1.1 million primarily related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America.

Our negative operating margin was 0.97% in 2008 compared to a positive margin of 1.27% and 1.35% in 2007 and 2006, respectively. The 2008 negative operating margin includes the impact of 2.16% of sales from the goodwill impairment charge discussed above. Besides the goodwill impairment, the significant decrease in operating margin in 2008 compared to 2007 reflects the decline in sales and the related reduction in volume-based rebates, higher SG&A expenses and costs related to strategic initiatives and reorganization and expense-reduction efforts and the more competitive pricing environment, partially offset by gross margin improvement from mix of business and pricing discipline throughout the business and the partial reserve release related to the Brazilian commercial taxes positively impacting gross margin by approximately two-basis points, as discussed above. The decrease in operating margin in 2007 compared to 2006 was driven primarily by the Brazilian commercial tax charge and the charge for the previously discussed SEC matter, partially offset by a gain on the sale of our semiconductor business in Asia-Pacific, which collectively had a net negative impact on operating margin of 0.12% in 2007. Our North American segment recorded a negative operating margin of 0.35% in 2008 compared to operating margin of 1.58% and 1.66% in 2007 and 2006, respectively. The significant decrease in operating margin for North America in 2008 compared to 2007 and 2006 primarily reflects the charge for the impairment of goodwill of 1.71% of North America net sales, as well as competitive pricing pressures in our distribution business resulting from the soft economic environment, the investments in strategic initiatives and infrastructure and the expense-reduction program costs. The prior year also included the previously discussed charge related to the SEC matter, which was 0.11% of North American sales in 2007. Our EMEA operating margin decreased to 0.36% in 2008 compared to 1.22% and 1.18% in 2007 and 2006, respectively. The significant decrease in operating margin for EMEA in 2008 compared to 2007 was primarily attributable to the sales decline and the related reduction in volume-based rebates, competitive pricing, reorganization costs, and operating expenses that are not yet aligned with the current sales environment, as well as the 0.21% of net sales impact of the region’s portion of the goodwill impairment charge. The slight increase in operating margin for EMEA in 2007 compared to 2006 was primarily attributable to continued focus on profitable growth while continuing ongoing cost containment efforts. The implementation of a new warehouse management system in Germany in the second half of 2006 negatively impacted our profitability through the first half of 2007 as we sought to address the operational issues and win back market share lost by the operational complications arising from the conversion. Our Asia-Pacific negative operating margin was 5.12% in 2008 compared to operating margin of 1.64% and 1.25% in 2007 and 2006, respectively. The goodwill impairment impact in Asia-Pacific, which was 6.88% of the region’s net sales, was partially offset by improvements in gross margin and ongoing cost containment efforts in the region. The increase in operating margin in 2007 compared to 2006 primarily reflects improvements and strengthening of our operating model, the economies of scale associated with the higher volume of business and the gain of approximately four basis points from the sale of our Asian semiconductor business. Our Latin American operating margin was 2.50% in 2008 compared to a negative operating margin of 0.28% in 2007 and operating margin of 2.02% in 2006. The improvement in Latin America reflected enhanced gross margins and the economies of scale associated with the higher volume of business and ongoing cost containment efforts from 2006 through 2008, as well as the positive impact in 2008 of the $8.2 million reversal of a portion of the reserve for a Brazilian commercial tax charge. The loss in 2007 was largely attributable to the commercial tax charge in Brazil, which was 1.94% of Latin American revenues.

Other expense (income) consisted primarily of interest income and expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred net other expense of $50.0 million, $61.2 million and $55.1 million in 2008, 2007 and 2006, respectively, or 0.14%, 0.17% and 0.18% of net sales, respectively. The decrease in 2008 compared to 2007 primarily reflects lower net interest expense from decreased borrowings associated with the lower volume of business and overall declines in average interest rates. The increase in 2007 net other expense compared to 2006 is commensurate with the overall growth in the business during that year and is also reflective of higher market interest rates on certain variable rate debt.

Our provision for income taxes in 2008, 2007 and 2006 was $12.8 million, $109.3 million and $101.6 million, respectively. Our effective tax rate in 2008, 2007 and 2006 was (3.3%), 28.4% and 27.6%, respectively. Because a majority of the goodwill impairment charge is non-deductible for tax purposes, only $82.9 million of tax benefit was realized from the charge. As a result, we have a tax provision on a pre-tax loss in 2008. Aside from the goodwill impairment, the changes in our effective tax rates in 2008, 2007 and 2006 are primarily attributable to the changes in the proportion of income earned within the various taxing jurisdictions and impacts of our ongoing tax strategies. Our effective tax rate in 2008 was positively impacted by the $8.2 million reversal of a portion of the reserve for a Brazilian commercial tax charge, for which we did not recognize an income tax expense, consistent with the negative impact of $30.1 million net Brazilian commercial tax charge in 2007, for which we did not recognize an income tax benefit. The 2008 tax provision also includes the release of tax reserves related to certain hedge gains recorded in prior period, offset in part by an increase in our valuation allowances placed against certain of our deferred tax assets in certain EMEA business units.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended January 3, 2009. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

				Income		Diluted
			Income	(Loss)		Earnings
			(Loss)	Before	Net	(Loss)
	Net	Gross	From	Income	Income	Per
	Sales	Profit	Operations	Taxes	(Loss)	Share
	($ in millions, except per share data)

Fiscal Year Ended January 3, 2009(1)
Thirteen Weeks Ended:(2)(3)
March 29, 2008	$8,577.3	$485.5	$99.3	$86.6	$64.1	$0.37
June 28, 2008	8,816.6	487.4	93.2	82.5	58.9	0.35
September 27, 2008	8,283.7	452.9	72.5	60.3	46.4	0.28
January 3, 2009	8,684.5	514.3	(597.1)	(611.5)	(564.3)	(3.48)
Fiscal Year Ended December 29, 2007
Thirteen Weeks Ended:(3)(4)
March 31, 2007	$8,245.7	$408.8	$73.7	$58.3	$37.0	$0.21
June 30, 2007	8,186.1	442.8	85.7	70.5	52.4	0.30
September 29, 2007	8,607.9	474.9	111.0	98.5	72.4	0.41
December 29, 2007	10,007.4	582.8	176.0	157.9	114.1	0.64

(1)	Fiscal 2008 is a 53-week year making the quarter ended January 3, 2009 a 14-week period.

(2)	Includes the pre-tax impact of charges related to reorganization costs and expense-reduction program costs as follows: second quarter, $7.7 million; third quarter; $4.1 million; and fourth quarter, $6.8 million. The fourth quarter also includes a pre-tax charge of $742.6 for the impairment of goodwill and $8.2 million partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales.

(3)	Diluted earnings (loss) per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings (loss) per share may not equal the annual earnings (loss) per share reported.

(4)	Includes the pre-tax impact of the following: first quarter, $33.8 million reserve for commercial taxes in Brazil, recorded in cost of sales; second quarter, $15.0 million reserve for estimated losses associated with the SEC matter regarding certain transactions with McAfee, Inc. (formerly NAI) from 1998 through 2000, recorded as a charge to SG&A expense; and fourth quarter, $3.6 million partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales, and a $2.9 million gain on the sale of our Asian semiconductor business, recorded as a reduction of SG&A expense.

Liquidity and Capital Resources

Cash Flows

We have financed working capital needs and investments in the business largely through net income before noncash items, available cash, borrowings under various revolving accounts receivable-backed financing programs, our term loan, revolving credit and other facilities, and trade and supplier credit. The following is a detailed discussion of our cash flows for 2008, 2007 and 2006.

Our cash and cash equivalents totaled $763.5 million and $579.6 million at January 3, 2009 and December 29, 2007, respectively. The higher cash and cash equivalents level at January 3, 2009 compared to December 29, 2007, primarily reflects the positive cash flow that results from lower working capital requirements associated with the lower volume of business in the current economic environment, coupled with the ongoing generation of profits from the business excluding non-cash items.

Operating activities provided net cash of $553.9 million, $327.8 million, and $92.8 million in 2008, 2007 and 2006, respectively. The net cash provided by operating activities in 2008 principally reflects decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses. The decreases in accounts receivable, inventories, accounts payable and accrued expenses largely reflect the lower volume of business due to the overall weakness in the economic environment in markets in which we operate. The net cash provided by operating activities in 2007 was primarily due to net income before noncash charges, partially offset by a net increase in working capital due to the higher volume of business. The net cash provided by operating activities in 2006 principally reflects net income before noncash charges, partially offset by a net increase in working capital. The increase in working capital largely reflects the higher volume of business, higher inventory levels due to the warehouse management system issues in Germany and timing of certain product purchases.

Investing activities used net cash of $61.4 million, $160.5 million and $105.3 million in 2008, 2007 and 2006, respectively. The net cash used by investing activities in 2008 was primarily due to capital expenditures of $81.4 million and cash payments related to acquisitions of $12.3 million, partially offset by the collection of collateral deposits. The net cash used by investing activities in 2007 was primarily due to cash payments related to acquisitions of $129.0 million and capital expenditures of $49.8 million, partially offset by the proceeds from the sale of our Asia-Pacific semiconductor business. The net cash used by investing activities in 2006 was primarily due to capital expenditures of $39.2 million, short-term collateral deposits on financing arrangements of $35.0 million and cash payments related to acquisitions. As our business has continued to grow over recent years and we have continued to integrate acquisitions of distribution and adjacent businesses, additional investments are necessary to support our underlying infrastructure, business processes and IT systems in order to continue to effectively manage the higher volume and greater diversity of business. As a result, we presently expect our capital expenditures will approximate $85 million in 2009.

Financing activities used net cash of $271.4 million in 2008 and provided net cash of $45.9 million and $10.5 million in 2007 and 2006, respectively. The net cash used by financing activities in 2008 primarily reflects our net repayments of $323.2 million on our debt facilities and the repurchase of Class A Common Stock of $222.3 million under our $300 million stock repurchase program, partially offset by $250 million of proceeds from our senior unsecured term loan and $23.0 million in proceeds from the exercise of stock options. The net cash provided by financing activities in 2007 primarily reflects the proceeds from the exercise of stock options of $66.7 million, partially offset by our repurchase of Class A Common Stock of $25.1 million under our $300 million stock repurchase program instituted in the fourth quarter of 2007. The net cash provided by financing activities in 2006 primarily reflects the proceeds from the exercise of stock options of $98.1 million, partially offset by the net payments of debt facilities of $96.5 million.

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

Acquisitions and Disposition

In 2008, we acquired Eurequat SA in France, Intertrade A.F. AG in Germany, Paradigm Distribution Ltd. in the United Kingdom and Cantechs Group in China, all distributors offering value-added distribution of automatic identification and data capture/point of sale (“AIDC/POS”) technologies and/or mobile data to solutions providers and system integrators. These acquisitions further expand our value-added distribution of AIDC/POS solutions in

EMEA and in Asia-Pacific. These entities were acquired for an aggregate cash price of $12.3 million, including related acquisition costs, plus an estimated earn-out of $0.9 million to be paid in 2009, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including intangible assets of $7.6 million, primarily related to vendor and customer relationships with estimated useful lives of 10 years. The resulting goodwill recorded was $3.6 million and $1.6 million in EMEA and Asia-Pacific, respectively.

In December 2007, we closed the sale of our Asian semiconductor business for a cash price of $18.2 million. As a result, we recorded a pre-tax gain of $2.9 million, which is reported as a reduction to SG&A expenses in our consolidated statement of income. We allocated $5.8 million of Asia-Pacific reporting unit goodwill as part of the disposition of the semiconductor business and in the determination of the associated gain on sale.

In June 2007, we acquired certain assets and liabilities of DBL. DBL was acquired for $102.2 million, which included an initial cash price of $96.5 million, including related acquisition costs, plus an estimated working capital adjustment of $5.7 million, which is subject to a final true-up to be agreed to by the two parties. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $59.7 million, trade names of $11.6 million with estimated useful lives of 20 years and other intangible assets of $12.8 million primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. In the first half of 2008, we made adjustments to the purchase price allocation above, primarily resulting from an increase in the balance of certain preacquisition liabilities, by $6.9 million. These adjustments yielded an increase of goodwill for the same amount.

In March 2007, we acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. Our interests in these related entities were acquired for an initial aggregate purchase price of $26.8 million, including contingent consideration for the achievement of a milestone plus related acquisition costs. We have a call option and the sellers have a put option for the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1.0 million, which both parties have agreed will be executed in March 2012. The option price of $1.0 million has been recorded in accrued expenses in our consolidated balance sheet at January 3, 2009 and December 29, 2007. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $20.7 million, trade names of $3.8 million with estimated useful lives of 20 years, other intangible assets of $4.0 million, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3.2 million related to the intangible assets, none of which are deductible for tax purposes. In 2008, we made an adjustment to the purchase price allocation associated with these acquisitions to reflect a reduction in tax-related liabilities at the date of purchase totaling $0.1 million and a decrease of goodwill for the same amount.

In June 2006, we acquired the assets of SymTech, a leading Nordic distributor of AIDC/POS technologies to solution providers and system integrators. The purchase price for this acquisition consisted of a cash payment of $3.6 million, resulting in the recording of $0.9 million of goodwill and $0.2 million of amortizable intangible assets primarily related to customer relationships and non-compete agreements.

Capital Resources

We have maintained a conservative capital structure which we believe will serve us well in the current economic environment. We have a range of corporate finance facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2012. Our cash and cash equivalents are deposited and/or invested with various financial institutions that we endeavor to monitor regularly for credit quality. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may limit our ability to replace, in a timely manner, maturing credit facilities or affect our ability to access committed capacities or the capital we require may not be available on terms acceptable to us, or at all, due to the inability of our finance partners to meet their commitments to us.

We have a revolving trade accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this facility is dependent on designated commercial paper rates plus a predetermined margin. At January 3, 2009 and December 29, 2007, we had borrowings of $69.0 million and $387.5 million, respectively, under this revolving trade accounts receivable-backed financing program in the U.S. At our option, the program may be increased to as much as $650 million at any time prior to its maturity date of July 2010.

We have two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $148 million, and Euro 230 million, or approximately $319 million, at January 3, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At January 3, 2009 and December 29, 2007, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities. During the fourth quarter of 2008, the Euro 230 million facility was extended to March 2009 at a reduced borrowing capacity amount of Euro 132 million, effective in January 2009. The Euro 107 million facility matures in July 2010.

We also have two revolving trade accounts receivable facilities in EMEA, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $87 million, and Euro 90 million, or approximately $125 million, respectively, at January 3, 2009. At January 3, 2009 and December 29, 2007, we had no borrowings outstanding under these European factoring facilities. These facilities mature in March 2010.

We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 210 million Australian dollars, or approximately $149 million, at January 3, 2009 of borrowing capacity. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At January 3, 2009 and December 29, 2007, we had borrowings of $29.0 million and $0 under this Asia-Pacific multi-currency revolving accounts receivable-backed financing facility. During the fourth quarter of 2008, in addition to reducing the borrowing capacity of this facility from its earlier 250 million Australian dollars capacity, we extended the maturity date to September 2011.

Our ability to access financing under all our trade accounts receivable-backed financing programs, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may experience a lower level of eligible trade accounts receivable resulting from declines in sales volumes or failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. At January 3, 2009, our actual aggregate available capacity under these programs was approximately $1.29 billion based on eligible trade accounts receivable available, of which $98.0 million of such borrowing capacity was used. Our two revolving trade accounts receivable-backed financing facilities in EMEA are affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, we could lose access to all or part of our financing with respect to the EMEA facility maturing in March 2009, if our authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.

In July 2008, we entered into a $250 million senior unsecured term loan facility with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3.1 million of principal on the loan on a quarterly basis beginning in November 2009 and a balloon payment of $215.6 million at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default. The proceeds of the term loan were used for general corporate purposes, including refinancing existing indebtedness and funding working capital.

In connection with the senior unsecured term loan facility above, we entered into an interest rate swap agreement for $200 million of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3.1 million quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan discussed above. We account for the interest rate swap agreement as a cash flow hedge. At January 3, 2009, the mark-to-market value of the interest rate swap amounted to $11.8 million which is recorded in other comprehensive income with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $261.8 million.

We have a $275 million revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At January 3, 2009 and December 29, 2007, we had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At January 3, 2009 and December 29, 2007, letters of credit of $9.1 million and $41.2 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

In October 2008, we terminated our 100 million Australian dollar senior unsecured credit facility with a bank syndicate, which was due to expire in December 2008. During the fourth quarter of 2008, the terminated facility was replaced with a 20 million Australian dollar (approximately $14 million at January 3, 2009) revolving senior unsecured credit facility, which expires in December 2011. At December 29, 2007, we had borrowings of $0.9 million under the former facility. We had no borrowings under the new facility at January 3, 2009.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $803 million at January 3, 2009. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 3, 2009 and December 29, 2007, we had $118.6 million and $134.7 million, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.1% and 6.4% per annum at January 3, 2009 and December 29, 2007, respectively. At January 3, 2009 and December 29, 2007, letters of credit totaling $31.6 million and $30.2 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and covenants related to tangible net worth, leverage and interest coverage ratios, and trade accounts receivable portfolio performance, including metrics related to receivables and payables. We are also restricted by other covenants, including but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 3, 2009, we were in compliance with all material covenants or other material requirements set forth in our accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above. The impairment charge to goodwill of $742.6 million in the fourth quarter of 2008 did not affect our compliance with any of our covenants.

Contractual Obligations

The following summarizes our financing capacity and contractual obligations at January 3, 2009 (in millions), and the effects of scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to $200 million of the senior unsecured term loan, which is fixed at approximately 5%, through the interest rate swap, all other interest is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period
	Total	Balance	Less Than			After
Contractual Obligations	Capacity	Outstanding	1 Year	1 — 3 Years	3 — 5 Years	5 years

North American revolving trade accounts receivable-backed financing facilities(1)	$600.0	$69.0	$—	$69.0	$—	$—
European revolving trade accounts receivable-backed financing facilities(1)	467.0	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing facilities(1)	149.0	29.0	—	29.0	—	—
European trade accounts receivable-backed factoring facilities(1)	212.0	—	—	—	—	—
Senior unsecured term loan(2)	261.8	261.8	3.1	25.0	233.7	—
Revolving senior unsecured credit facilities(3)	289.0	—	—	—	—	—
Bank overdrafts and other(4)	803.0	118.6	118.6	—	—	—

Subtotal	2,781.8	478.4	121.7	123.0	233.7	—
Minimum payments under:
Operating leases(5)	291.1	291.1	82.4	120.2	64.4	24.1
IT and business process outsourcing agreements(6)	33.2	33.2	13.0	15.1	5.1	—
FIN 48 liability(7)	1.0	1.0	1.0	—	—	—

Total	$3,107.1	$803.7	$218.1	$258.3	$303.2	$24.1

(1)	The capacity amount in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of January 3, 2009, our actual aggregate capacity under these programs based on eligible accounts receivable was approximately $1.29 billion.

(2)	The capacity amount in the table above includes the mark-to-market value of the interest rate swap which amounts to $11.8 million (see Note 6 to our consolidated financial statements).

(3)	The capacity amount in the table above represents the maximum capacity available under these facilities. These facilities can also be used to support letters of credit. At January 3, 2009, letters of credit totaling $9.1 million were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces our available capacity by the same amount.

(4)	Certain of these programs can also be used to support letters of credit. At January 3, 2009, letters of credit totaling approximately $31.6 million were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit also reduces our available capacity by the same amount.

(5)	We lease the majority of our facilities and certain equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have remaining noncancelable lease terms in excess of one year.

(6)	In December 2008, we renewed for another five years our agreement with a third-party provider of IT outsourcing services. The services include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/PBX. This agreement is cancelable at our option subject to payment of termination fees. In September 2005, we entered into an agreement with a leading global business process outsource service provider. The services provided to our North America operations include selected functions in finance and shared services, customer service, vendor management, technical support and inside sales (excluding field sales and management functions). This agreement expires in September 2010, but is cancelable at our option subject to payment of termination fees. In August 2006, we entered into an agreement with a leading global IT outsource service provider. The services provided to our North America operations include certain IT functions related to our application development functions. This agreement expires in August 2011 and may be terminated by us subject to payment of termination fees. Amounts in this table represent future minimum payments in excess of one year for our IT and business process outsourcing agreements.

(7)	At January 3, 2009, our FIN 48 liability, including interest and penalties of $1.9 million, was $13.1 million, the long-term portion of which amounted to $12.1 million. We are not able to reasonably estimate the timing of payments of the long-term portion of our FIN 48 liability, or the amount the long-term portion will increase or decrease over time; therefore, this portion of the liability was excluded in the contractual obligations table above (see Note 7 to our consolidated financial statements).

In December 2008, we issued a guarantee to a third party that provides financing for limited sales to a certain customer, which accounted for less than 1% of our North American net sales. The guarantee requires that we reimburse the third party for defaults by this customer up to an aggregate of $5 million. The fair value of this guarantee has been recognized as cost of sales to this customer and is included in other accrued liabilities.

In 2007, we issued a guarantee to a third party that provides financing to a limited number of our customers, which accounted for less than 1% of our North American net sales for both 2008 and 2007. The guarantee requires that we reimburse the third party for defaults by these customers up to an aggregate of $5 million. The fair value of this guarantee has been recognized as cost of sales to these customers and is included in other accrued liabilities.

Our employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Because our commitment under these plans is not a fixed amount, they have not been included in the contractual obligations table.

Other Matters

See Part I, Item 3 “Legal Proceedings” for discussions of legal matters and contingencies.

Transactions with Related Parties

In July 2005, we assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who subsequently became employed with us. These include agreements with two of the representative companies to sell products on our behalf for a commission. The related party transactions ended in 2007 by the sale of these companies to unrelated parties in the same year. For fiscal 2007 and 2006, total sales generated by these companies were approximately $7.7 million and $11.1 million, respectively, resulting in our recording of commission expense of approximately $0.1 million and $0.2 million in 2007 and 2006, respectively.

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

Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans.

During 2008, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pound, Danish krone, Hungarian forint, Norwegian kroner, Swedish krona, Swiss francs, Israeli shekel, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringit, New Zealand dollars, Singaporean dollars, Sri Lankan rupees, Thai baht, Argentine peso, Brazilian reais, Chilean peso and Mexican peso.

We are exposed to changes in interest rates primarily as a result of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our management objective is to finance our business at interest rates that are competitive in the marketplace. To achieve our objectives, we rely primarily on variable-rate debt with some interest rate exposure offset through interest rate swaps.

Market Risk Management

Foreign exchange and interest rate risk and related derivatives used are monitored using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk (“VaR”). The VaR model determines the maximum potential loss in the fair value of market-sensitive financial instruments assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). The model includes all of our forwards, cross-currency and other interest rate swaps, fixed-rate debt and nonfunctional currency denominated cash and debt (i.e., our market-sensitive derivative and other financial instruments as defined by the U.S. Securities and Exchange Commission). The accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

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

	Interest Rate	Currency Sensitive
	Sensitive Financial	Financial	Combined
	Instruments	Instruments	Portfolio

VaR as of January 3, 2009	$8.8	$0.5	$4.1
VaR as of December 29, 2007	8.4	0.0	6.1

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except share data)

	Fiscal Year End
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$763,495	$579,626
Trade accounts receivable (less allowances of $73,638 and $83,155)	3,179,455	4,054,824
Inventories	2,306,617	2,766,148
Other current assets	425,270	520,069

Total current assets	6,674,837	7,920,667
Property and equipment, net	202,142	181,416
Goodwill	—	733,481
Other assets	206,494	139,437

Total assets	$7,083,473	$8,975,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,427,362	$4,349,700
Accrued expenses	485,573	602,295
Current maturities of long-term debt	121,724	135,616

Total current liabilities	4,034,659	5,087,611
Long-term debt, less current maturities	356,664	387,500
Other liabilities	36,305	72,948

Total liabilities	4,427,628	5,548,059

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized;
176,582,434 and 174,243,838 shares issued and 161,330,221 and
172,942,347 shares outstanding in 2008 and 2007, respectively	1,766	1,742
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,145,145	1,114,031
Treasury stock, 15,252,213 shares in 2008 and 1,301,491 shares in 2007	(246,314)	(25,061)
Retained earnings	1,680,557	2,075,478
Accumulated other comprehensive income	74,691	260,752

Total stockholders’ equity	2,655,845	3,426,942

Total liabilities and stockholders’ equity	$7,083,473	$8,975,001

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)

	Fiscal Year Ended
	2008	2007	2006

Net sales	$34,362,152	$35,047,089	$31,357,477
Cost of sales	32,422,061	33,137,791	29,672,192

Gross profit	1,940,091	1,909,298	1,685,285

Operating expenses:
Selling, general and administrative	1,512,578	1,463,969	1,264,568
Impairment of goodwill	742,653	—	—
Reorganization costs (credits)	17,029	(1,091)	(1,727)

	2,272,260	1,462,878	1,262,841

Income (loss) from operations	(332,169)	446,420	422,444

Other expense (income):
Interest income	(18,337)	(20,106)	(8,974)
Interest expense	64,548	75,495	54,599
Losses on sale of receivables	—	—	1,503
Net foreign exchange loss (gain)	1,105	(135)	(198)
Other	2,653	5,928	8,181

	49,969	61,182	55,111

Income (loss) before income taxes	(382,138)	385,238	367,333
Provision for income taxes	12,783	109,330	101,567

Net income (loss)	$(394,921)	$275,908	$265,766

Basic earnings (loss) per share	$(2.37)	$1.61	$1.61

Diluted earnings (loss) per share	$(2.37)	$1.56	$1.56

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common	Additional			Other
	Stock	Paid-in	Treasury	Retained	Comprehensive	Unearned
	Class A	Capital	Stock	Earnings	Income (Loss)	Compensation	Total
	(Dollars in 000s)

December 31, 2005	$1,624	$874,984	$—	$1,538,761	$23,324	$(95)	$2,438,598
Stock options exercised	70	98,059					98,129
Income tax benefit from exercise of stock options		3,994					3,994
Stock-based compensation expense		28,875					28,875
Reversal of restricted stock units		(95)				95	—
Comprehensive income				265,766	85,113		350,879

December 30, 2006	1,694	1,005,817	—	1,804,527	108,437	—	2,920,475
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	48	64,689					64,737
Income tax benefit from stock plan awards		5,650					5,650
Stock-based compensation expense		37,875					37,875
Repurchase of Class A Common Stock			(25,061)				(25,061)
Adjustment for adoption of FIN 48				(4,957)			(4,957)
Comprehensive income				275,908	152,315		428,223

December 29, 2007	1,742	1,114,031	(25,061)	2,075,478	260,752	—	3,426,942
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	24	18,314					18,338
Income tax provision for stock plan awards		(784)					(784)
Stock-based compensation expense		14,845					14,845
Repurchase of Class A Common Stock			(222,346)				(222,346)
Issuance of treasury shares, net of shares withheld for employee taxes		(1,261)	1,093				(168)
Comprehensive loss				(394,921)	(186,061)		(580,982)

January 3, 2009	$1,766	$1,145,145	$(246,314)	$1,680,557	$74,691	$—	$2,655,845

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in 000s)

Cash flows from operating activities:
Net income (loss)	$(394,921)	$275,908	$265,766
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	68,404	64,078	61,187
Impairment of goodwill	742,653	—	—
Stock-based compensation expense	14,845	37,875	28,875
Excess tax benefit from stock-based compensation	(982)	(5,674)	(8,923)
Noncash charges for interest and compensation	382	399	394
Gain on sale of the Asian semiconductor business	—	(2,859)	—
Deferred income taxes	(76,330)	(33,326)	(2,111)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	—	(68,505)	68,505
Accounts receivable	783,824	(513,909)	(175,343)
Inventories	387,723	40,869	(456,453)
Other current assets	28,941	(54,199)	(25,599)
Accounts payable	(831,480)	364,736	247,951
Change in book overdrafts	(10,994)	41,866	42,172
Accrued expenses	(158,121)	180,555	46,423

Cash provided by operating activities	553,944	327,814	92,844

Cash flows from investing activities:
Purchase of property and equipment	(81,359)	(49,755)	(39,169)
Proceeds from sale of property and equipment	—	—	2,572
Increase in marketable trading securities	(2,731)	—	—
Proceeds from sale of a business	—	18,245	—
Collateral deposits on financing arrangements	35,000	—	(35,000)
Acquisitions, net of cash acquired	(12,347)	(128,965)	(33,727)

Cash used by investing activities	(61,437)	(160,475)	(105,324)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,256	66,698	98,129
Repurchase of Class A Common Stock	(222,346)	(25,061)	—
Excess tax benefit from stock-based compensation	982	5,674	8,923
Proceeds from senior unsecured term loan	250,000	—	—
Net repayments of debt	(323,243)	(1,407)	(96,546)

Cash provided (used) by financing activities	(271,351)	45,904	10,506
Effect of exchange rate changes on cash and cash equivalents	(37,287)	33,044	10,832

Increase in cash and cash equivalents	183,869	246,287	8,858
Cash and cash equivalents, beginning of year	579,626	333,339	324,481

Cash and cash equivalents, end of year	$763,495	$579,626	$333,339

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$63,448	$75,643	$51,327
Income taxes	86,076	100,015	119,276

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

Fiscal Year

The fiscal year of the Company is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2008,” “2007” and “2006” represent the 53- or 52-week fiscal years ended January 3, 2009 (53-weeks), December 29, 2007 (52-weeks) and December 30, 2006 (52-weeks), respectively.

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

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Service revenues have represented less than 10% of total net sales for 2008, 2007 and 2006. The Company, under specific conditions, permits its customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. The Company also has limited contractual relationships with certain of its customers and suppliers whereby the Company assumes an agency relationship in the transaction as defined by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In such arrangements, the Company recognizes the net fee associated with serving as an agent in sales.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells products purchased from many vendors, but generated approximately 23%, 23% and 22% of its net sales in fiscal years 2008, 2007 and 2006, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of the Company’s net sales in each of the last three years.

Warranties

The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company generally does not independently warrant the products it distributes; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. In addition, the Company warrants its services, products that it builds-to-order from components purchased from other sources, and its own branded products. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense and the related obligations are not material to the Company’s consolidated financial statements.

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

Book overdrafts of $315,033 and $326,027 as of January 3, 2009 and December 29, 2007, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of January 3, 2009 and December 29, 2007, or any balance on any given date.

For the fifty-three weeks ended January 3, 2009, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this change increased the cash provided by operating activities for 2007 and 2006 from $285,948 and $50,672, respectively, as previously disclosed in the prior year Annual Report on Form 10-K, to $327,814 and $92,844, respectively, with a corresponding decrease in the cash flows provided by financing activities for 2007 and 2006 from $87,770 and $52,678, respectively, to $45,904 and $10,506, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Buildings	40 years
Leasehold improvements	3-17 years
Distribution equipment	5-10 years
Computer equipment and software	3-7 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amount of the finite-lived identifiable intangible assets of $157,318 and $151,069 at January 3, 2009 and December 29, 2007, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $94,268 and $104,125 at January 3, 2009 and December 29, 2007, respectively. Amortization expense was $15,877, $14,256 and $11,536 for fiscal years 2008, 2007 and 2006, respectively.

The Company completed its required impairment analyses for 2008, which yielded no impairments to the Company’s long-lived and other identifiable intangible assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) eliminated the amortization of goodwill, but requires that goodwill be reviewed at least annually for impairment.

In the fourth quarter of 2008, consistent with the drastic decline in the capital markets in general, the Company experienced a similar decline in the market value of its stock. As a result, the Company’s market capitalization was significantly lower than its book value. The Company’s reporting units under FAS 142 are its regional operating segments. While the Latin America region does not have any goodwill, the Company conducted goodwill impairment tests in each of its other regional reporting units during the fourth quarter of 2008, which coincides with the timing of the Company’s normal annual impairment test. In performing this test, the Company, among other things, consulted an independent valuation advisor.

In accordance with FAS 142, the Company used a two step process to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit exceeds the estimated fair value. The Company utilized a combination of income and market approaches to estimate the fair value of its reporting units in the first step.

The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions of, among other things, the reporting units’ expected long-term revenue trends, as well as estimates of profitability, changes in working capital and long-term discount rates, all of which require significant judgment. The income approach also requires the use of appropriate discount rates that take into account the current risks in the capital markets. The market approach evaluates comparative market multiples applied to its reporting units’ businesses to yield a second assumed value of each reporting unit.

The Company compared a weighted average of the output from the income and market approaches to the carrying value of each reporting unit, which yielded an indication of impairment in each of the North America, EMEA and Asia-Pacific reporting units. The Company also compared the aggregate of the estimated fair values of each of its four regional reporting units to its overall market capitalization, taking into account an acceptable control premium considered supportable based upon historical comparable transactions.

Step two of the impairment test requires the Company to compute a fair value of the assets and liabilities, including identifiable intangible assets, within each of the three reporting units with indications of impairment, and compare the implied fair value of goodwill to its carrying value. The results of step two indicated that the goodwill of each of the North America, EMEA and Asia-Pacific reporting units was fully impaired. As a result, the Company recorded a charge of $742,653 in the fourth quarter of 2008, which is made up of $243,190, $24,125 and $475,338 in carrying value of goodwill, prior to the impairment, in North America, EMEA and Asia-Pacific, respectively (see Note 4 to the Company’s consolidated financial statements). This non-cash charge significantly impacted the Company’s equity and results of operations for 2008, but does not impact the Company’s ongoing business operations, liquidity, cash flow or compliance with covenants for its credit facilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of receivables from customers and vendors, as well as derivative financial instruments. Credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for 10% or more of the Company’s net sales. The Company performs ongoing credit evaluations of its customers’ financial conditions, obtains credit insurance in certain locations and requires collateral in certain circumstances. The Company maintains an allowance for estimated credit losses.

Derivative Financial Instruments

The Company operates in various locations around the world. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments in situations where there are not offsetting balances that create a natural hedge. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. The Company manages the potential risk of credit losses through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions and other contract provisions.

The following table lists the Company’s derivative financial instruments:

	Fiscal Year End
	2008		2007
	Notional	Estimated	Notional	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Foreign exchange forward contracts	$1,218,450	$9,014	$1,419,690	$(12,865)
Interest rate swap	200,000	(11,754)	—	—

Fair Value Measurement

Effective December 30, 2007, the first day of fiscal 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2, which partially deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope. The Company does not expect the implementation of FSP 157-1 and 157-2 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In October 2008, the Financial Accounting Standards Board issued Staff Position No. 157-3, which clarifies the application of FAS 157 and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 became effective upon issuance. The implementation of this standard did not have any impact on the Company’s consolidated financial positions, results of operations or cash flows.

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

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income (loss) and other comprehensive income (loss).

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income (loss) are as follows:

	Fiscal Year Ended
	2008	2007	2006

Net income (loss)	$(394,921)	$275,908	$265,766
Changes in foreign currency translation adjustments and other	(186,061)	152,315	85,113

Comprehensive income (loss)	$(580,982)	$428,223	$350,879

Accumulated other comprehensive income included in stockholders’ equity totaled $74,691 and $260,752 at January 3, 2009 and December 29, 2007, respectively, and consisted primarily of foreign currency translation adjustments.

Earnings Per Share

The Company reports a dual presentation of Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute the potential dilution that would occur if stock-based awards and other commitments to issue common stock were exercised.

The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2008	2007	2006

Net income (loss)	$(394,921)	$275,908	$265,766

Weighted average shares	166,542,541	171,640,569	165,414,176

Basic earnings (loss) per share	$(2.37)	$1.61	$1.61

Weighted average shares including the dilutive effect of stock-based awards (5,311,125 and 5,461,618 for 2007 and 2006, respectively)	166,542,541	176,951,694	170,875,794

Diluted earnings (loss) per share	$(2.37)	$1.56	$1.56

There were approximately 12,048,000 outstanding stock-based awards in 2008, all of which were not included in the computation of diluted EPS because of the Company’s net loss for the year. There were approximately 1,399,000 and 1,606,000 outstanding stock-based awards in 2007 and 2006, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Income Taxes

The Company estimates income taxes in each of the taxing jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that the deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, the Company considers future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in which it operates and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, the Company provides a valuation allowance on any amount not likely to be realized. The Company’s effective tax rate includes the impact of not providing U.S. taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in the Company’s estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which it does business could impact the Company’s effective tax rate.

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

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. Stock-based compensation expense is recorded for all stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock-based awards. The Company estimates the forfeiture rate based on its historical experience during the preceding five fiscal years.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 became effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the provisions of FAS 161 to have a material impact on the Company’s disclosures in its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R supersedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any controlling interest; the goodwill acquired in the business combination; or a gain from a bargain purchase. FAS 141R also requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This statement also calls for additional disclosure regarding the nature and financial effects of the business combination. FAS 141R is to be applied prospectively by the Company to business combinations completed after January 4, 2009 (the first day of fiscal 2009). Early adoption is prohibited. The Company will comply with the requirements of FAS 141R if and when future acquisitions occur.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Moreover, FAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early adoption is prohibited, but upon adoption FAS 160 requires the retroactive presentation and disclosure related to existing minority interests. The Company does not expect the provisions of FAS 160 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2007, the Emerging Issues Task Force released Issue No. 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-01 also clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship that are subject to EITF Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). The Company does not expect the provisions of EITF 07-01 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 —	Reorganization Costs

Starting the second quarter of 2008, the Company announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes primarily at the regional headquarters in EMEA and targeted reductions of primarily administrative and back-office positions in North America. Total costs of the actions incurred in EMEA were $16,444, comprised of $14,900 of reorganization costs related to employee termination benefits for workforce reductions of approximately 280 employees and facility consolidations, as well as $1,544 of other costs charged to SG&A expenses, comprised of consulting, legal and other expenses associated with implementing the reduction in workforce. In North America, the total costs of the actions were $2,368, all of which were reorganization costs related to employee termination benefits for workforce reductions of approximately 220 employees and other costs related to contract terminations for equipment leases. Also during 2008, the Company announced cost-reduction programs related to its Asia-Pacific operations, incurring reorganization costs of $291, primarily related to employee termination benefits of approximately 55 employees.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reorganization costs and related payment activities in 2008, and the remaining liability related to these detailed actions are summarized as follows:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		January 3,
	Costs	Liability	Adjustments	2009

Employee termination benefits	$14,588	$(10,477)	$—	$4,111
Facility costs	2,571	(15)	—	2,556
Other costs	400	—	—	400

	$17,559	$(10,492)	$—	$7,067

The Company expects the remaining liabilities for the employee termination benefits, facility costs and other costs to both be substantially utilized by the end of 2018.

Prior to 2006, the Company launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and payment activities in 2008 are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 29,	Against the		January 3,
	2007	Liability	Adjustments	2009

Facility costs	$3,912	$(795)	$(530)	$2,587

The Company expects the remaining liability for facility costs to be fully utilized by the third quarter of 2015.

Included in the table above is a credit adjustment to reorganization cost of $530 that the Company recorded in North America for lower than expected costs to settle lease obligations related to previous actions. In 2007, the Company recorded a credit adjustment to reorganization costs of $1,091 consisting of $1,066 in North America for lower than expected costs associated with employee termination benefits and facility consolidations related to actions taken in prior years and $25 in EMEA for lower than expected costs associated with employee termination benefits related to actions taken in prior years. In 2006, the Company recorded a credit adjustment to reorganization costs of $1,727, consisting of: (i) $1,676 in North America related to detailed actions taken in prior years for which the Company reversed remaining reserves for a portion of a restructured leased facility that management elected to reoccupy during 2006; (ii) $34 in EMEA related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with employee termination benefits and facility consolidations; and (iii) $17 in Asia-Pacific related to detailed actions taken in prior years for which the Company incurred lower than expected costs associated with a facility consolidation.

Note 4 —	Acquisitions and Disposition

In 2008, the Company acquired Eurequat SA in France, Intertrade A.F. AG in Germany, Paradigm Distribution Ltd. in the United Kingdom and Cantechs Group in China, all distributors offering value-added distribution of automatic identification and data capture/point of sale (“AIDC/POS”) technologies and/or mobile data to solutions providers and system integrators. These acquisitions further expand the Company’s value-added distribution of AIDC/POS solutions in EMEA and in Asia-Pacific. These entities were acquired for an aggregate cash price of $12,347, including related acquisition costs, plus an estimated earn-out of $882 to be paid in 2009, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $7,586, primarily related to vendor and customer relationships with estimated useful lives of 10 years. The resulting goodwill recorded was $3,608 and $1,584 in EMEA and Asia-Pacific, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2003, the Company obtained full ownership in Ingram Macrotron AG, a German-based distribution company, by acquiring the remaining interest of approximately 3% held by minority shareholders. Subsequently, court actions have been filed by several of the minority shareholders contesting the adequacy of the purchase price paid for their shares. In the fourth quarter of 2008, based on available information, the Company recorded an estimated liability of $5,786 to the minority shareholders for an increased assessment of the value of the shares, which resulted in the addition to EMEA’s goodwill by the same amount. A final resolution of the purchase price may result in additional payments to the minority shareholders, which are less, or greater, than the current accrual.

In the fourth quarter of 2008, the Company recorded a payable of $1,000 to the sellers of AVAD for the final earn-out in accordance with the 2005 provisions of the purchase agreement, resulting in an increase of goodwill for the same amount.

In the fourth quarter of 2007, the Company closed the sale of its Asian semiconductor business for a cash price of $18,245. As a result, the Company recorded a pre-tax gain of $2,859, which is reported as a reduction to SG&A expenses in the Company’s consolidated statement of income. The Company allocated $5,758 of Asia-Pacific goodwill as part of the disposition of the semiconductor business and the determination of the associated gain on sale.

In the second quarter of 2007, the Company acquired certain assets and liabilities of DBL Distributing Inc. (“DBL”). DBL was acquired for $102,174, which includes an initial cash price of $96,502, including related acquisition costs, plus an estimated working capital adjustment of $5,672, which is subject to a final true-up to be agreed to by the two parties. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $59,720, trade names of $11,600 with estimated useful lives of 20 years and other intangible assets of $12,800 primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. In the first half of 2008, the Company made adjustments to the purchase price allocation above, primarily resulting from an increase in the balance of certain preacquisition liabilities, by $6,930. These adjustments yielded an increase of goodwill for the same amount. Under the terms of the purchase agreement, the parties also agreed that $10,000 of the purchase price would be held in an escrow account to cover indemnification of any claims arising from pre-acquisition contingent liabilities until the later of June 2008 or the final resolution of any such claims. In March 2008, the Company served a notice of claim with the seller for indemnification for certain pre-acquisition liabilities in accordance with the terms of the purchase agreement, and also notified the seller and the escrow agent, Union Bank of California, that it was extending the term of the escrow for an additional year. In June 2008, at the request of the seller, the escrow funds were disbursed to the seller by the escrow agent without any notice to the Company. The $10,000 is now on deposit with another financial institution and the Company has obtained a preliminary injunction preventing any disposition of the funds from that financial institution without order of the Court.

In the first quarter of 2007, the Company acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. The Company’s interests in these related entities were acquired for an initial aggregate purchase price of $26,791, including contingent consideration for the achievement of a milestone plus related acquisition costs. The Company has a call option and the sellers have a put option for the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which both parties has agreed will be executed in March 2012. The option price of $1,000 has been recorded in accrued expenses in the Company’s consolidated balance sheet at January 3, 2009 and December 29, 2007. The results of Securematics have been consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $20,691, trade names of $3,800 with estimated useful lives of 20 years, other intangible assets of $4,000, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. In 2008, the Company made an adjustment to the purchase price allocation associated with these acquisitions to reflect a reduction in tax-related liabilities at the date of purchase totaling $57 and a decrease of goodwill for the same amount. In connection with the Company’s

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of VPN Dynamics and Securematics, the parties agreed that $4,100 of the purchase price shall be held in an escrow account to cover any contingent liabilities under the purchase agreement. The funds held in escrow are scheduled to be released to the sellers in three installments over a period of two years following the transaction date, if no claims are made. The purchase agreement also provides for the Company to pay the sellers additional contingent consideration of up to $3,200, if certain performance levels are achieved, over the two-year period following the date of acquisition. No such contingent payments have been earned to date. Such payment, if any, will be recorded as additional adjustments to the initial purchase price.

In 2007, the Company concluded favorable resolutions of certain taxes associated with a previous acquisition in Asia-Pacific. As a result, the Company made an adjustment to the purchase price allocation associated with this acquisition to reflect reductions in tax-related liabilities that existed at the dates of purchase totaling $209, and a decrease of goodwill for the same amount.

The changes in the carrying amount of goodwill, including the 2008 impairment charge (see Note 2 to the Company’s consolidated financial statements), for fiscal years 2008 and 2007 are as follows:

	North		Asia-	Latin
	America	EMEA	Pacific	America	Total

Balance at December 30, 2006	$156,732	$14,168	$472,814	$—	$643,714
Acquisitions	78,611	—	(209)	—	78,402
Disposition	—	—	(5,758)	—	(5,758)
Foreign currency translation	150	1,591	15,382	—	17,123

Balance at December 29, 2007	235,493	15,759	482,229	—	733,481
Acquisitions	7,873	9,394	1,584	—	18,851
Foreign currency translation	(176)	(1,028)	(8,475)	—	(9,679)
Impairment of goodwill	(243,190)	(24,125)	(475,338)	—	(742,653)

Balance at January 3, 2009	$—	$—	$—	$—	$—

All acquisitions for the periods presented above were not material, individually or in aggregate, to the Company as a whole and therefore, pro-forma financial information has not been presented.

Note 5 —	Property and Equipment

Property and equipment consist of the following:

	Fiscal Year End
	2008	2007

Land	$5,442	$5,684
Buildings and leasehold improvements	131,328	137,470
Distribution equipment	255,058	257,318
Computer equipment and software	387,374	347,896

	779,202	748,368
Accumulated depreciation	(577,060)	(566,952)

	$202,142	$181,416

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Long-Term Debt

The Company’s debt consists of the following:

	Fiscal Year End
	2008	2007

North American revolving trade accounts receivable-backed financing facilities	$69,000	$387,500
Asia-Pacific revolving trade accounts receivable-backed financing facilities	29,035	—
Senior unsecured term loan	261,754	—
Revolving unsecured credit facilities and other debt	118,599	135,616

	478,388	523,116
Current maturities of long-term debt	(121,724)	(135,616)

	$356,664	$387,500

The Company has a revolving trade accounts receivable-backed financing program in the U.S., which provides for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this facility is dependent on designated commercial paper rates plus a predetermined margin. At January 3, 2009 and December 29, 2007, the Company had borrowings of $69,000 and $387,500, respectively, under this revolving trade accounts receivable-backed financing program in the U.S. At the Company’s option, the program may be increased to as much as $650,000 at any time prior to its maturity date of July 2010.

The Company has two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $148,000, and Euro 230 million, or approximately $319,000, at January 3, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At January 3, 2009 and December 29, 2007, the Company had no borrowings under these European revolving accounts receivable-backed financing facilities. During the fourth quarter of 2008, the Euro 230 million facility was extended to March 2009 at a reduced borrowing capacity amount of Euro 132 million, effective in January 2009. The Euro 107 million facility matures in July 2010.

The Company also has two revolving trade accounts receivable facilities in EMEA, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $87,000, and Euro 90 million, or approximately $125,000, respectively, at January 3, 2009. At January 3, 2009 and December 29, 2007, the Company had no borrowings outstanding under these European factoring facilities. These facilities mature in March 2010.

The Company has a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 210 million Australian dollars, or approximately $149,000, at January 3, 2009 of borrowing capacity. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At January 3, 2009 and December 29, 2007, the Company had borrowings of $29,035 and $0 under this Asia-Pacific multi-currency revolving accounts receivable-backed financing facility. During the fourth quarter of 2008, in addition to reducing the borrowing capacity of this facility from its earlier 250 million Australian dollars capacity, the Company extended the maturity date to September 2011.

The Company’s ability to access financing under all of its trade accounts receivable-backed financing programs, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. The Company may experience a lower level of eligible trade accounts receivable resulting from declines in sales volumes or failure to meet certain defined eligibility criteria for the trade accounts

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. At January 3, 2009, the Company’s actual aggregate available capacity under these programs was approximately $1,290,000 based on eligible trade accounts receivable available, of which $98,035 of such borrowing capacity was used. The Company’s two revolving trade accounts receivable-backed financing facilities in EMEA are affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, the Company could lose access to all or part of its financing with respect to the EMEA facility maturing in March 2009, if the Company’s authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.

In July 2008, the Company entered into a $250,000 senior unsecured term loan facility with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on the Company’s debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, the Company is also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis beginning in November 2009 and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default. The proceeds of the term loan were used for general corporate purposes, including refinancing existing indebtedness and funding working capital.

In connection with the senior unsecured term loan facility above, the Company entered into an interest rate swap agreement for $200,000 of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan discussed above. The Company accounts for the interest rate swap agreement as a cash flow hedge. At January 3, 2009, the mark-to-market value of the interest rate swap amounted to $11,754 which is recorded in other comprehensive income with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $261,754.

The Company has a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on the Company’s debt ratings and leverage ratio. At January 3, 2009 and December 29, 2007, the Company had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At January 3, 2009 and December 29, 2007, letters of credit of $9,051 and $41,156, respectively, were issued to certain vendors and financial institutions to support purchases by its subsidiaries, payment of insurance premiums and flooring arrangements. The Company’s available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

In October 2008, the Company terminated its 100 million Australian dollar senior unsecured credit facility with a bank syndicate, which was due to expire in December 2008. During the fourth quarter of 2008, the terminated facility was replaced with a 20 million Australian dollar, or approximately $14,000 at January 3, 2009, revolving senior unsecured credit facility, which expires in December 2011. At December 29, 2007, the Company had borrowings of $934 under the former facility. The Company had no borrowings under the new facility at January 3, 2009.

The Company also has additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $803,000 at January 3, 2009. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 3, 2009 and December 29, 2007, the Company had $118,599 and $134,682, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.1% and 6.4% per

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum at January 3, 2009 and December 29, 2007, respectively. At January 3, 2009 and December 29, 2007, letters of credit totaling $31,607 and $30,232, respectively, were issued principally to certain vendors to support purchases by the Company’s subsidiaries. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

The Company is required to comply with certain financial covenants under the terms of some of its financing facilities, including restrictions on funded debt and covenants related to tangible net worth, leverage and interest coverage ratios, and trade accounts receivable portfolio performance, including metrics related to receivables and payables. The Company is also restricted by other covenants, including but not limited to restrictions on the amount of additional indebtedness it can incur, dividends it can pay, and the amount of common stock that it can repurchase annually. At January 3, 2009, the Company was in compliance with all material covenants or other material requirements set forth in its accounts receivable financing programs and credit agreements or other agreements with the Company’s creditors as discussed above. The impairment charge to goodwill of $742,653 in the fourth quarter of 2008 did not affect the Company’s compliance with any of its covenants.

Note 7 —	Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The estimates and assumptions the Company uses in computing the income taxes reflected in its consolidated financial statements could differ from the actual results reflected in its income tax returns filed during the subsequent year. The Company records adjustments based on filed returns as such returns are finalized and resultant adjustments are identified.

The components of income (loss) before income taxes consist of the following:

	Fiscal Year Ended
	2008	2007	2006

United States	$(150,887)	$122,268	$133,399
Foreign	(231,251)	262,970	233,934

Total	$(382,138)	$385,238	$367,333

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	2008	2007	2006

Current:
Federal	$26,971	$67,597	$60,962
State	1,301	6,140	4,231
Foreign	60,841	68,919	38,485

	89,113	142,656	103,678

Deferred:
Federal	(62,095)	(19,256)	(16,066)
State	(13,014)	373	1,030
Foreign	(1,221)	(14,443)	12,925

	(76,330)	(33,326)	(2,111)

Provision for income taxes	$12,783	$109,330	$101,567

The reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended
	2008	2007	2006

U.S. statutory rate	$(133,748)	$134,833	$128,567
Reversal of federal deferred tax liability	—	—	(801)
State income taxes, net of federal income tax benefit	(7,701)	3,816	2,692
Effect of international operations	(47,550)	(74,380)	(50,483)
Effect of goodwill impairment	177,055	—	—
Effect of change in valuation allowance	24,695	41,977	22,092
Other	32	3,084	(500)

Total tax provision	$12,783	$109,330	$101,567

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2008	2007

Net deferred tax assets and (liabilities):
Net operating loss carryforwards	$111,096	$101,302
Allowance on accounts receivable	17,687	19,306
Available tax credits	33,234	30,453
Inventories	12,534	3,383
Depreciation and amortization	52,816	(27,901)
Employee benefits and compensation	36,006	45,437
Reserves and accruals	57,386	55,338
Other	2,466	3,938

	323,225	231,256
Valuation allowance	(116,180)	(91,485)

Total	$207,045	$139,771

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event that the Company determines that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Out of the amounts shown above, net current deferred tax assets of $102,624 and $111,767 were included in other current assets at January 3, 2009 and December 29, 2007, respectively. Net non-current deferred tax assets of $104,421 and $28,004 were included in other assets as of January 3, 2009 and December 29, 2007, respectively. The net increase in valuation allowance of $24,695 during 2008 primarily represents additional allowance for net operating losses, certain tax credits and other temporary items in certain jurisdictions where it is more likely than not that the Company will not recover all or a portion of these assets.

At January 3, 2009, the Company had net operating loss carryforwards of $406,388 (a valuation allowance has been provided related to $336,448 of this amount). Approximately 71% of the remaining net operating loss carryforwards of $69,940 have no expiration date and the remainder expires through the year 2027. The Company has also recorded deferred tax assets for various tax credit carryforwards of $33,234, to which it has applied a valuation allowance of $10,844. These include $32,113 of foreign tax credit carryforwards, which have a $10,437 valuation allowance. Of the gross amount recorded, approximately $22,597 are subject to expiry through the year 2018.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries into non-U.S. operations. Such unremitted earnings may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Based on the projected cash flow needs, including consideration of working capital and long-term investment requirements of the Company’s material foreign subsidiaries and domestic operations, the Company has concluded that all of its undistributed earnings in foreign subsidiaries as of January 3, 2009, are indefinitely reinvested. As such, the Company has not made a provision for U.S. or additional foreign withholding taxes on any undistributed earnings of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign subsidiaries. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Tax benefits in excess of (less than) the amount recorded upon grant, resulting from the exercise of employee stock options and other employee stock programs, are recorded as an increase (decrease) in stockholders’ equity and were $(784) in fiscal 2008 and $5,650 in fiscal 2007.

Effective December 31, 2006, the beginning of fiscal year 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 resulted in an increase of $4,957 in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to its consolidated retained earnings as of the beginning of 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $16,736, substantially all of which, if recognized, would have impacted the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, the Company had estimated accrued interest and penalties related to the unrecognized tax benefits of $3,728. This amount was reduced by $1,272 and $609 during fiscal 2008 and 2007, respectively, primarily due to the conclusion of the U.S. IRS audit for tax years 2001 through 2003 discussed below.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 29, 2007	$20,168
Increases in tax positions for prior years	144
Decreases in tax positions for prior years	(270)
Increases in tax positions for current year	3,099
Decreases in tax positions for current year	(28)
Settlements	(11,890)
Lapse in statute of limitations	—

Gross unrecognized tax benefits at January 3, 2009	$11,223

Substantially all of the unrecognized tax benefits of $11,223 at January 3, 2009 would impact the effective tax rate, if recognized.

The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many of the jurisdictions in which it operates.

In the U.S., the Company concluded its IRS federal income tax audit for tax years 2001 through 2003 during the first quarter of 2007, effectively closing all years to IRS audit up through 2003. Based on the conclusion of the IRS audit, the Company reversed tax liabilities of $4,875 in 2007, of which $3,128 was related to a previously recorded FIN 48 reserve. During the second quarter of 2007, the IRS initiated an examination of the Company’s federal income tax return for the tax years 2004 and 2005. In addition to the ongoing IRS audit for 2004-2005, a number of U.S. state and local and foreign tax examinations are currently ongoing.

The Company is engaged in continuous discussions and negotiations with taxing authorities regarding tax matters in the various jurisdictions, which resulted in an effective settlement on several items, including issues related to transfer pricing and hedge gains, in fiscal 2008. These settlements resulted in a net reversal of FIN 48 tax liabilities of $11,890 in 2008.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is possible that these ongoing tax examinations may be resolved, that new tax exams may commence and that other issues may be effectively settled within the next twelve months. However, the Company does not expect its unrecognized tax benefits to change significantly over that time.

Note 8 —	Fair Value Measurements

As discussed in Note 2, FAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 — unobservable inputs that are not corroborated by market data.

At January 3, 2009, the Company’s assets and liabilities measured at fair value on a recurring basis included cash equivalents of $619,463 and marketable trading securities of $33,081 determined based on Level 1 criteria, as defined above, and a derivative assets of $14,458 and derivative liabilities of $17,198 determined based on Level 2 criteria. The change in the fair value of derivative instruments for the year ended January 3, 2009 was a gain of $10,125, which is essentially offset by the change in fair value of the underlying hedged assets or liabilities. The fair value of the cash equivalents approximated cost and the loss on the marketable trading securities was recognized in the income statement to reflect these investments at fair value.

Note 9 —	Transactions with Related Parties

In July 2005, the Company assumed from AVAD agreements with certain representative companies owned by the former owners of AVAD, who subsequently became employed with Ingram Micro. These include agreements with two of the representative companies to sell products on the Company’s behalf for a commission. The related party transactions ended in 2007 by the sale of these companies to unrelated parties in the same year. For fiscal 2007 and 2006, total sales generated by these companies were approximately $7,662 and $11,100, respectively, resulting in the Company’s recording of a commission expense of approximately $97 and $200, respectively.

Note 10 —	Commitments and Contingencies

In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been the Company’s opinion that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now the Company’s opinion that it has a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar, which was applicable when the charge was recorded. In the fourth quarters of 2008 and 2007, the Company released a portion of this commercial tax reserve amounting to $8,224 and $3,620, respectively (19.6 million and 6.5 million Brazilian reais at a December 2008 exchange rate of 2.330 and December 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2003 and October through December 2002, respectively, for which it is the Company’s opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities had expired.

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe that it has valid defenses to the assessment of interest and penalties, which as of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 3, 2009 potentially amount to approximately $13,300 and $14,600, respectively, based on the exchange rate prevailing on that date of 2.330 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.

In December 2007, the Sao Paulo Municipal Tax Authorities assessed the Company’s Brazilian subsidiary a commercial service tax based upon its sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($24,600 based upon a January 3, 2009 exchange rate of 2.330 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is management’s opinion, after consulting with counsel, that the Company’s subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although the Company intends to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, the Company can make no assurances that it will ultimately be successful in its defense of this matter.

In May 2007, the Company received a “Wells Notice” from the SEC, which indicated that the SEC staff intends to recommend an administrative proceeding against the Company seeking disgorgement and prejudgment interest, though no dollar amounts were specified in the notice. The SEC staff contends that the Company failed to maintain adequate books and records relating to certain of its transactions with McAfee Inc. (formerly Network Associates, Inc.), and was a cause of McAfee’s own securities-laws violations relating to the filing of reports and maintenance of books and records. During the second quarter of 2007, the Company recorded a reserve of $15,000 for the current best estimate of the probable loss associated with this matter based on discussions with the SEC staff concerning the issues raised in the Wells Notice. No resolution with the SEC has been reached at this point, however, and there can be no assurance that such discussions will result in a resolution of these issues. When the matter is resolved, the final disposition and the related cash payment may exceed the current accrual for the best estimate of probable loss. At this time, it is also not possible to accurately predict the timing of a resolution. The Company has responded to the Wells Notice and continues to cooperate fully with the SEC on this matter, which was first disclosed during the third quarter of 2004.

There are other various claims, lawsuits and pending actions against the Company incidental to its operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2008, the Company issued a guarantee to a third party that provides financing for limited sales to a certain customer of the Company, which accounted for less than 1% of the Company’s North American net sales. The guarantee requires the Company to reimburse the third party for defaults by this customer up to an aggregate of $5,000. The fair value of this guarantee has been recognized as cost of sales to this customer and is included in other accrued liabilities.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Company issued a guarantee to a third party that provides financing to a limited number of the Company’s customers, which accounted for less than 1% of the Company’s North American net sales for both 2008 and 2007. The guarantee requires the Company to reimburse the third party for defaults by these customers up to an aggregate of $5,000. The fair value of this guarantee has been recognized as cost of sales to these customers and is included in other accrued liabilities.

In December 2008, the Company renewed its agreement with a third-party provider of IT outsourcing services through December 2013. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; help desk services; and worldwide voice/PBX. This agreement is cancelable at the option of the Company subject to payment of termination fees.

The Company has an agreement with a leading global business process outsource service provider. The services provided to the Company’s North America operations include selected functions in finance and shared services, customer service, vendor management, technical support and inside sales (excluding field sales and management positions). This agreement expires in September 2010, but is cancelable at the option of the Company subject to payment of termination fees. The Company also has an agreement with a leading global IT outsource service provider. The services provided to the Company’s North America operations include certain IT functions related to its application development functions. This agreement expires in August 2011 and may be terminated by the Company subject to payment of termination fees.

The Company also leases the majority of its facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2008, 2007 and 2006 was $159,667, $143,034 and $118,979, respectively.

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms in excess of one year as well as minimum contractual payments under the IT and business process outsourcing agreements as of January 3, 2009 were as follows:

2009	$95,422
2010	79,133
2011	56,131
2012	40,155
2013	29,304
Thereafter	24,088

$342,233

The above minimum payments have not been reduced by minimum sublease rental income of $17,135 due in the future under noncancelable sublease agreements as follows: $2,703, $2,604, $2,635, $2,635, $2,550 and $4,008 in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Note 11 —	Segment Information

The Company operates predominantly in a single industry segment as a distributor of IT products and supply chain solutions worldwide. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation recognized (see Note 12 to consolidated financial statements) to its operating units; therefore, the Company is reporting this as a separate amount.

Geographic areas in which the Company operated during 2008 include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, The Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami).

Financial information by geographic segments is as follows:

	Fiscal Year Ended
	2008	2007	2006

Net sales
North America	$14,191,995	$13,923,186	$13,584,978
EMEA	11,534,968	12,438,644	10,753,995
Asia-Pacific	6,904,640	7,133,417	5,537,485
Latin America	1,730,549	1,551,842	1,481,019

Total	$34,362,152	$35,047,089	$31,357,477

Income (loss) from operations
North America	$(49,011)	$219,835	$225,183
EMEA	42,014	151,529	126,823
Asia-Pacific	(353,518)	117,306	69,373
Latin America	43,191	(4,375)	29,940
Stock-based compensation expense	(14,845)	(37,875)	(28,875)

Total	$(332,169)	$446,420	$422,444

Capital expenditures
North America	$57,222	$33,517	$22,312
EMEA	18,390	8,228	10,636
Asia-Pacific	4,996	5,842	4,526
Latin America	751	2,168	1,695

Total	$81,359	$49,755	$39,169

Depreciation and amortization
North America	$36,241	$33,212	$32,071
EMEA	16,439	15,411	13,544
Asia-Pacific	13,583	13,162	13,143
Latin America	2,141	2,293	2,429

Total	$68,404	$64,078	$61,187

The income (loss) from operations in 2008 includes the impairment of goodwill totaling $742,653 ($243,190 in North America; $24,125 in EMEA; and $475,338 in Asia-Pacific) as discussed in Notes 2 and 4 to the Company’s consolidated financial statements. Also included in the 2008 income (loss) from operations are reorganization and expense-reduction program costs of $18,573 ($1,838 of net charges in North America; $16,444 of charges in EMEA; and $291 of charges in Asia-Pacific) as discussed in Note 3. In addition, the income from operations in Latin America in 2008 includes the release of a portion of the 2007 commercial tax reserve in Brazil totaling $8,224 as discussed in Note 10. In 2007, the loss from operations in Latin America includes a net commercial tax charge in Brazil of $30,134 and the income from operations in North America includes a charge of $15,000 for estimated losses related to the SEC matter, both discussed in Note 10.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year End
	2008	2007

Identifiable assets
North America	$2,827,736	$3,746,022
EMEA	2,739,600	3,128,859
Asia-Pacific	1,103,040	1,661,475
Latin America	413,097	438,645

Total	$7,083,473	$8,975,001

In 2008, the Company revised its presentation of identifiable assets to reclassify intercompany borrowings to liabilities. The Company made conforming changes to the 2007 presentation of identifiable assets, the affect of which was to decrease 2007 North America identifiable assets by $1,121,361, increase EMEA by $437,813, increase Asia Pacific by $713,602 and decrease Latin America by $30,054. There was no impact on the Company’s consolidated identifiable assets or on the consolidated balance sheet as a whole.

Note 12 —	Stock-Based Compensation

Compensation expense of $14,845, $37,875 and $28,875 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively, was recognized in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” and the related income tax benefits were $3,469, $9,588 and $6,829, respectively.

The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock-based awards granted to employees. The fair value of options granted in the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2008	2007	2006

Expected life of stock options	4.5 years	4.5 years	4.0 years
Risk-free interest rate	3.16%	4.67%	4.70%
Expected stock volatility	32.9%	37.8%	40.0%
Weighted-average fair value of options granted	$5.79	$7.95	$7.14

Equity Incentive Plan

The Company currently has a single equity-based incentive plan approved by its stockholders, the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Under the 2003 Plan, the existing authorized pool of shares available for grant was converted to a fungible pool, whereas the authorized share limit will be reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock appreciation right. The Company grants restricted stock and restricted stock units, in addition to stock options, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures based on earnings growth and return on invested capital over a three-year period. As of January 3, 2009, approximately 10,779,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

During 2008, 2007 and 2006, the Company granted a total of 18,540, 14,737, and 39,389 shares, respectively, of restricted Class A Common Stock to board members under the 2003 Plan. In addition, the Company granted to board members a total of 41,450, 35,577 and 6,752 in 2008, 2007 and 2006, respectively, of restricted stock units convertible upon vesting to the same number of shares of Class A Common Stock under the 2003 Plan. These shares have no purchase price and vest over a one-year period. In 2008, 2007 and 2006, the Company granted to certain employees 1,697,733, 1,574,894 and 1,374,144, respectively, restricted stock units convertible upon vesting to the same number of Class A Common Stock under the 2003 Plan.

During 2008 and 2007, 1,111,822 and 290,121, respectively, of previously granted restricted stock units vested. Approximately 343,000 and 94,000 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $5,398 and $1,961 in 2008 and 2007, respectively. The withheld shares had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting.

Stock Award Activity

Stock option activity under the 2003 Plan was as follows for the three years ended January 3, 2009:

			Weighted-Average
			Remaining
		Weighted-	Contractual	Aggregate
	No. of Shares	Average	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value

Outstanding at December 31, 2005	30,558	$15.61
Granted	1,162	19.01
Exercised	(7,001)	14.02
Forfeited/cancelled/expired	(1,365)	27.86

Outstanding at December 30, 2006	23,354	15.54	5.9
Granted	1,321	20.69
Exercised	(4,624)	14.42
Forfeited/cancelled/expired	(1,185)	25.67

Outstanding at December 29, 2007	18,866	15.59	5.4
Granted	1,338	17.80
Exercised	(1,639)	14.19
Forfeited/cancelled/expired	(1,106)	20.02

Outstanding at January 3, 2009	17,459	15.57	4.6	$12,275

Vested and expected to vest at January 3, 2009	17,275	15.54	4.1	$12,273

Exercisable at January 3, 2009	16,191	15.33	4.3	$12,262

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on January 3, 2009 and the option exercise price, multiplied by the number of in-the-money options on January 3, 2009. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of stock options exercised in 2008, 2007 and 2006 was $6,458, $28,235, and $42,128, respectively. Total fair value of stock options vested and expensed was $8,403, $17,536 and $20,526 for 2008, 2007 and 2006, respectively. As of January 3, 2009, the Company expects $8,058 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of approximately 1.6 years.

Cash received from stock option exercises in 2008, 2007 and 2006 was $23,256, $66,698 and $98,129, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $1,511, $7,369 and $10,580 in 2008, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding and exercisable at January 3, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	January 3,	Remaining	Exercise	January 3,	Exercise
Range of Exercise Prices	2009 (in 000s)	Life	Price	2009 (in 000s)	Price

$10.15 – $12.35	4,271	3.0	$11.33	4,267	$11.33
$12.56 – $15.81	3,864	4.5	14.25	3,864	14.25
$16.10 – $19.93	8,267	5.1	17.73	7,344	17.71
$20.00 – $21.60	1,057	8.0	20.69	716	20.69

	17,459	4.6	15.57	16,191	15.33

Stock options exercisable totaled approximately 16,191,000, 15,665,000 and 17,845,000 at January 3, 2009, December 29, 2007 and December 30, 2006, respectively, at weighted-average exercise prices of $15.33, $14.90 and $15.08, respectively.

Activity related to non-vested restricted stock and restricted stock units was as follows for the three years ended January 3, 2009:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in 000s)	Fair Value

Non-vested at December 31, 2005	10	$18.43
Granted	1,420	19.45
Vested	(4)	19.66
Forfeited	(43)	19.42

Non-vested at December 30, 2006	1,383	19.49
Granted	1,625	20.60
Vested	(329)	19.41
Forfeited	(187)	19.95

Non-vested at December 29, 2007	2,492	20.19
Granted	1,758	17.70
Vested	(1,112)	19.64
Forfeited	(462)	17.93

Non-vested at January 3, 2009	2,676	19.17

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2009, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $13,272. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 1.5 years.

Employee Benefit Plans

The Company’s U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by the Company at stipulated percentages. The Company’s contributions charged to expense were $4,450 in 2008, $4,099 in 2007 and $3,365 in 2006.

Note 13 —	Common Stock

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

The stock repurchase program activity for the year ended January 3, 2009 is summarized as follows:

	Shares	Weighted
	Repurchased	Average	Net Amount
	(in 000s)	Price Per Share	Repurchased

Cumulative balance at December 29, 2007	1,302	$19.26	$25,061
Repurchased shares of common stock	14,006	15.87	222,346
Issued shares of common stock	(56)	19.67	(1,093)

Cumulative balance at January 3, 2009	15,252	16.15	$246,314

Classes of Common Stock

The Company has two classes of Common Stock, consisting of 500,000,000 authorized shares of $0.01 par value Class A Common Stock and 135,000,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000,000 authorized shares of $0.01 par value Preferred Stock.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no issued and outstanding shares of Class B Common Stock during the three-year period ended January 3, 2009. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended January 3, 2009, is as follows:

Class A
Common Stock
(in 000s)

December 31, 2005	162,366
Stock options exercised	7,001
Release of restricted stock units	2
Grant of restricted Class A Common Stock	39

December 30, 2006	169,408
Stock options exercised	4,624
Release of restricted stock units	196
Grant of restricted Class A Common Stock	15
Repurchase of Class A Common Stock	(1,301)

December 29, 2007	172,942
Stock options exercised	1,639
Release of restricted stock units	692
Grant of restricted Class A Common Stock	19
Issuance of treasury shares, net of shares withheld for employee taxes	44
Repurchase of Class A Common Stock	(14,006)

January 3, 2009	161,330

INGRAM MICRO INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in 000s)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of
Description	of Year	Expenses	Deductions	Other(*)	Year

Allowance for doubtful accounts:
2008	$71,896	$25,532	$(24,502)	$(6,744)	$66,182
2007	68,298	14,058	(16,060)	5,600	71,896
2006	74,761	16,090	(24,061)	1,508	68,298
Allowance for sales returns:
2008	$11,259	$706	$(4,222)	$(287)	$7,456
2007	9,998	613	(559)	1,207	11,259
2006	7,070	762	(15)	2,181	9,998

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ingram Micro Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Orange County, California
March 3, 2009

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 3, 2009.

The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarterly period ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

The Notice and Proxy Statement for the 2009 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

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

(a)3.	List of Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4)
3.3	Amended and Restated Bylaws of the Company dated February 21, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2007)
10.1	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)
10.2	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to the December 2008 8-K)
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year)
10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)
10.5	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)
10.6	Retirement Program — Third Amendment to 401K Plan
10.7	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)
10.8	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)
10.9	Retirement Program — Sixth Amendment to 401K Plan

Exhibit No.	Exhibit

10.10	Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)
10.11	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008, the “Q2 2008 10-Q”)
10.12	Ingram Micro Inc. 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q2 2008 10-Q)
10.13	Ingram Micro Inc. Executive Officer Severance Policy, amended and restated September 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2008)
10.14	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2005)
10.15	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Ingram Funding Inc. (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, the “2004 Q2 10-Q”)
10.16	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.17	Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)
10.18	Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)
10.19	Credit Agreement dated effective as of August 23, 2007 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (the “August 2007 Credit Agreement”, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2007)
10.20	Amendment No. 1, dated as of July 17, 2008 to the August 2007 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2008, the “July 2008 8-K”)
10.21	Credit Agreement, dated as of July 17, 2008, with The Bank of Nova Scotia, as administrative agent, ABN Amro Bank N.V. and BNP Paribas, as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to the July 2008 8-K)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)
99.2	Revised Corporate Governance Guidelines dated March 27, 2007 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 29, 2007)
99.3	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)
99.4	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2008 8-K)

Exhibit No.	Exhibit

99.5	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2008 8-K)
99.6	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.4 to the December 2008 8-K)
99.7	Compensation Agreement — 2009 Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.5 to the December 2008 8-K)
99.8	Compensation Agreement — 2009 Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.6 to the December 2008 8-K)
99.9	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to the December 2008 8-K)
99.10	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)
99.11	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.9 to the December 2008 8-K)
99.12	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.10 to the December 2008 8-K)
99.13	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.11 to the December 2008 8-K)
99.14	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.12 to the December 2008 8-K)
99.15	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.13 to the December 2008 8-K)
99.16	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to the December 2008 8-K)
99.17	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.15 to the December 2008 8-K)
99.18	Compensation Agreement — Section 409A One-Time Distribution Election Letter (incorporated by reference to Exhibit 99.16 to the December 2008 8-K)
99.19	Compensation Agreement — Section 409A 2004 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.17 to the December 2008 8-K)
99.20	Compensation Agreement — Section 409A 2005 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.18 to the December 2008 8-K)
99.21	Compensation Agreement — Section 409A 2005 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.19 to the December 2008 8-K)
99.22	Compensation Agreement — Section 409A 2006 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.20 to the December 2008 8-K)
99.23	Compensation Agreement — Section 409A 2006 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.21 to the December 2008 8-K)
99.24	Compensation Agreement — Section 409A 2007 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.22 to the December 2008 8-K)
99.25	Compensation Agreement — Section 409A 2007 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.23 to the December 2008 8-K)
99.26	Compensation Agreement — Section 409A 2008 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.24 to the December 2008 8-K)
99.27	Compensation Agreement — Section 409A 2008 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.25 to the December 2008 8-K)

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd
Larry C. Boyd
Senior Vice President, Secretary and
General Counsel

March 4, 2009

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Gregory M. E. Spierkel Gregory M. E. Spierkel	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009

/s/ William D. Humes William D. Humes	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 4, 2009

/s/ Dale R. Laurance Dale R. Laurance	Chairman of the Board	March 4, 2009

/s/ Howard I. Atkins Howard I. Atkins	Director	March 4, 2009

/s/ Leslie S. Heisz Leslie S. Heisz	Director	March 4, 2009

/s/ John R. Ingram John R. Ingram	Director	March 4, 2009

/s/ Martha R. Ingram Martha R. Ingram	Director	March 4, 2009

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	March 4, 2009

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	March 4, 2009

SIGNATURE	TITLE	DATE

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	March 4, 2009

/s/ Michael T. Smith Michael T. Smith	Director	March 4, 2009

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 4, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4)
3.3	Amended and Restated Bylaws of the Company dated February 21, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2007)
10.1	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)
10.2	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to the December 2008 8-K)
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year)
10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)
10.5	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)
10.6	Retirement Program — Third Amendment to 401K Plan
10.7	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)
10.8	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)
10.9	Retirement Program — Sixth Amendment to 401K Plan
10.10	Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)
10.11	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008, the “Q2 2008 10-Q”)
10.12	Ingram Micro Inc. 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q2 2008 10-Q)
10.13	Ingram Micro Inc. Executive Officer Severance Policy, amended and restated September 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2008)
10.14	Employment Agreement as of June 1, 2005 between Ingram Micro and Kent B. Foster (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 6, 2005)
10.15	Receivables Funding Agreement, dated July 29, 2004, among General Electric Capital Corporation, the Company, and Ingram Funding Inc. (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, the “2004 Q2 10-Q”)
10.16	Receivables Sale Agreement, dated July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.17	Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)
10.18	Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)

Exhibit No.	Exhibit

10.19	Credit Agreement dated effective as of August 23, 2007 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, Bank of Nova Scotia, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (the “August 2007 Credit Agreement”, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2007)
10.20	Amendment No. 1, dated as of July 17, 2008 to the August 2007 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2008, the “July 2008 8-K”)
10.21	Credit Agreement, dated as of July 17, 2008, with The Bank of Nova Scotia, as administrative agent, ABN Amro Bank N.V. and BNP Paribas, as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to the July 2008 8-K)
14.1	Ingram Micro Code of Conduct (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)
99.2	Revised Corporate Governance Guidelines dated March 27, 2007 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 29, 2007)
99.3	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)
99.4	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2008 8-K)
99.5	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2008 8-K)
99.6	Compensation Agreement — 2009 Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.4 to the December 2008 8-K)
99.7	Compensation Agreement — 2009 Form of Board of Directors Restricted Stock Units Deferral Election Agreement (incorporated by reference to Exhibit 99.5 to the December 2008 8-K)
99.8	Compensation Agreement — 2009 Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.6 to the December 2008 8-K)
99.9	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.7 to the December 2008 8-K)
99.10	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)
99.11	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.9 to the December 2008 8-K)
99.12	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.10 to the December 2008 8-K)
99.13	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.11 to the December 2008 8-K)
99.14	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.12 to the December 2008 8-K)
99.15	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.13 to the December 2008 8-K)
99.16	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to the December 2008 8-K)

Exhibit No.	Exhibit

99.17	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.15 to the December 2008 8-K)
99.18	Compensation Agreement — Section 409A One-Time Distribution Election Letter (incorporated by reference to Exhibit 99.16 to the December 2008 8-K)
99.19	Compensation Agreement — Section 409A 2004 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.17 to the December 2008 8-K)
99.20	Compensation Agreement — Section 409A 2005 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.18 to the December 2008 8-K)
99.21	Compensation Agreement — Section 409A 2005 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.19 to the December 2008 8-K)
99.22	Compensation Agreement — Section 409A 2006 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.20 to the December 2008 8-K)
99.23	Compensation Agreement — Section 409A 2006 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.21 to the December 2008 8-K)
99.24	Compensation Agreement — Section 409A 2007 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.22 to the December 2008 8-K)
99.25	Compensation Agreement — Section 409A 2007 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.23 to the December 2008 8-K)
99.26	Compensation Agreement — Section 409A 2008 One-Time Cash Distribution Election Form (incorporated by reference to Exhibit 99.24 to the December 2008 8-K)
99.27	Compensation Agreement — Section 409A 2008 One-Time Restricted Stock Units Distribution Election Form (incorporated by reference to Exhibit 99.25 to the December 2008 8-K)