Form 10-Q
period 2009-04-04
INGRAM MICRO INC
filed 2009-05-13
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Yes ☑    No ☐
Indicate by check mark whether the registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
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
Yes ☐    No ☑
The Registrant had 161,878,240 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 4, 2009.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	April 4,	January 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,023,760	$763,495
Trade accounts receivable (less allowances of $70,920 and $73,638)	2,727,348	3,179,455
Inventory	1,948,906	2,306,617
Other current assets	394,155	425,270

Total current assets	6,094,169	6,674,837

Property and equipment, net	208,974	202,142
Other assets	218,606	206,494

Total assets	$6,521,749	$7,083,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,024,717	$3,427,362
Accrued expenses	442,036	485,573
Current maturities of long-term debt	89,507	121,724

Total current liabilities	3,556,260	4,034,659

Long-term debt, less current maturities	255,348	356,664
Other liabilities	53,431	36,305

Total liabilities	3,865,039	4,427,628

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 177,123,943 and 176,582,434 shares issued and 161,878,240 and 161,330,221 shares outstanding in 2009 and 2008, respectively	1,771	1,766
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,152,494	1,145,145
Treasury stock, 15,245,703 and 15,252,213 shares in 2009 and 2008, respectively	(246,186)	(246,314)
Retained earnings	1,708,023	1,680,557
Accumulated other comprehensive income	40,608	74,691

Total stockholders’ equity	2,656,710	2,655,845

Total liabilities and stockholders’ equity	$6,521,749	$7,083,473

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
Net sales	$6,745,084	$8,577,318

Cost of sales	6,364,080	8,091,810

Gross profit	381,004	485,508

Operating expenses:
Selling, general and administrative	321,972	386,224
Reorganization costs	13,786	—

	335,758	386,224

Income from operations	45,246	99,284

Other expense (income):
Interest income	(2,666)	(4,013)
Interest expense	6,950	17,006
Net foreign exchange loss (gain)	1,718	(1,111)
Other	1,619	842

	7,621	12,724

Income before income taxes	37,625	86,560

Provision for income taxes	10,159	22,505

Net income	$27,466	$64,055

Basic earnings per share	$0.17	$0.37

Diluted earnings per share	$0.17	$0.37

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
Cash flows from operating activities:
Net income	$27,466	$64,055
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	15,845	16,891
Stock-based compensation expense	1,546	8,448
Excess tax benefit from stock-based compensation	(185)	(170)
Noncash charges for interest and compensation	118	76
Deferred income taxes	13,784	6,572
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	446,778	434,558
Inventory	354,510	(112,356)
Other current assets	6,722	(18,137)
Accounts payable	(246,599)	(314,098)
Change in book overdrafts	(150,695)	(68,749)
Accrued expenses	(40,537)	(42,462)

Cash provided (used) by operating activities	428,753	(25,372)

Cash flows from investing activities:
Purchases of property and equipment	(21,226)	(10,923)
Investments in marketable trading securities	(24)	(455)
Acquisitions, net of cash acquired	—	(2,665)

Cash used by investing activities	(21,250)	(14,043)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,095	5,240
Repurchase of Class A Common Stock	—	(86,594)
Excess tax benefit from stock-based compensation	185	170
Net (repayment) proceeds from debt	(135,798)	85,446

Cash provided (used) by financing activities	(129,518)	4,262

Effect of exchange rate changes on cash and cash equivalents	(17,720)	22,871

Increase (decrease) in cash and cash equivalents	260,265	(12,282)

Cash and cash equivalents, beginning of period	763,495	579,626

Cash and cash equivalents, end of period	$1,023,760	$567,344

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
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the financial position of the Company as of April 4, 2009, and its results of operations and cash flows for the thirteen weeks ended April 4, 2009 and March 29, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2009. The results of operations for the thirteen weeks ended April 4, 2009 may not be indicative of the results of operations that can be expected for the full year.
     Reclassification of Book Overdrafts
     Book overdrafts of $164,338 and $315,033 as of April 4, 2009 and January 3, 2009, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of April 4, 2009 and January 3, 2009, or any balance on any given date.
     For the thirteen weeks ended April 4, 2009, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this change decreased the cash provided by operating activities for the thirteen weeks ended March 29, 2008 from $43,377 as previously disclosed in the prior year Quarterly Report on Form 10-Q to cash used by operating activities of $25,372 with a corresponding increase in the cash flows used by financing activities for the thirteen weeks ended March 29, 2008 from $64,487 to cash flows provided by financing activities of $4,262.
Note 2 – Share Repurchases
     In November 2007, the Company’s Board of Directors authorized a share repurchase program, through which the Company may purchase up to $300,000 of its outstanding shares of common stock, over a three-year period. Under the program, the Company may repurchase shares in the open market and through privately negotiated transactions. The repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. In light of the current economic environment, the Company has temporarily suspended its stock repurchase program and thus, did not have any share repurchases during the first quarter of 2009, but may resume purchases under the program in the future.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in the Company’s consolidated balance sheet. The stock repurchase and issuance activity during the thirteen weeks ended April 4, 2009 and March 29, 2008 is summarized as follows:

		Weighted
	Shares	Average	Amount
	Repurchased	Price Per Share	Repurchased
Cumulative balance at January 3, 2009	15,252,213	$16.15	$246,314
Issued shares of common stock	(6,510)	19.67	(128)

Cumulative balance at April 4, 2009	15,245,703	16.15	$246,186

Cumulative balance at December 29, 2007	1,301,491	$19.26	$25,061
Repurchase of shares of common stock	5,297,500	16.35	86,594

Cumulative balance at March 29, 2008	6,598,991	16.92	$111,655

Note 3 – Earnings Per Share
     The Company reports a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock awards and other commitments to issue common stock were exercised, using the treasury stock method or the if-converted method, where applicable.
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
Net income	$27,466	$64,055

Weighted average shares	161,604,138	171,219,255

Basic EPS	$0.17	$0.37

Weighted average shares including the dilutive effect of stock awards (933,580 and 3,185,747 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively)	162,537,718	174,405,002

Diluted EPS	$0.17	$0.37

     There were approximately 14,096,000 and 9,394,000 stock awards for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 4 – Stock-Based Compensation
     The Company currently has a single equity-based incentive plan approved by its stockholders, the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of the Company’s Board of Directors. Under the 2003 Plan, the existing authorized pool of shares available for grant was converted to a fungible pool, whereas the authorized share limit will be reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock appreciation right. The Company grants restricted stock and restricted stock units, in addition to stock options, to key employees and members of the Company’s Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. Starting in 2009, the performance measures are based on economic profit and profit before tax, whereas in previous years, they were based on earnings growth and return on invested capital. Stock options granted during the thirteen weeks ended April 4, 2009 and March 29, 2008 were 141,000 and 1,318,000, respectively, and restricted stock and restricted stock units granted were 3,014,000 and 632,000, respectively. As of April 4, 2009, approximately 3,753,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended April 4, 2009 and March 29, 2008 was $1,546 and $8,448, respectively, and the related income tax benefit was approximately $503 and $2,200, respectively.
     During the thirteen weeks ended April 4, 2009 and March 29, 2008, a total of 525,000 and 300,000 stock options, respectively, were exercised, and 33,000 and 473,000 restricted stock and restricted stock units, respectively, vested. In addition, during the thirteen weeks ended April 4, 2009, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 394,000 shares.
Note 5 – Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
Net income	$27,466	$64,055
Changes in foreign currency translation adjustments and other	(34,083)	76,537

Comprehensive income (loss)	$(6,617)	$140,592

     Accumulated other comprehensive income included in stockholders’ equity totaled $40,608 and $74,691 at April 4, 2009 and January 3, 2009, respectively, and consisted primarily of foreign currency translation adjustments.
Note 6 – Derivative Financial Instruments
     Effective January 4, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The notional amounts and fair values of derivative instruments in the Company’s consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	April 4,	January 3,	April 4,	January 3,
	2009	2009	2009	2009
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$443,490	$436,662	$25,160	$15,534

Accrued expenses
Foreign exchange contracts	13,248	—	(662)	—

Long-term debt
Interest rate contracts	200,000	200,000	(11,598)	(11,754)

	656,738	636,662	12,900	3,780

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	209,303	494,536	(1,707)	(1,076)

Accrued expenses
Foreign exchange contracts	405,815	287,252	(12,475)	(5,444)

	615,118	781,788	(14,182)	(6,520)

Total	$1,271,856	$1,418,450	$(1,282)	$(2,740)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swaps.
     The net loss on the Company’s derivative instruments, including ineffectiveness, recognized in earnings for the thirteen weeks ended April 4, 2009 was $7,094, which was essentially offset by the change in the fair value of the underlying hedged assets or liabilities. Unrealized losses of $3,503, net of taxes, were recorded in accumulated other comprehensive income in the Company’s consolidated balance sheet for losses associated with our cash flow hedging transactions during the thirteen weeks ended April 4, 2009.
     Cash Flow Hedges
     The Company has designated hedges consisting of an interest rate swap to hedge variable interest rates on a portion of the term loan, a cross-currency interest rate swap to hedge foreign currency denominated principal and interest payments related to intercompany loans, and foreign currency forward contracts to hedge certain anticipated foreign currency denominated intercompany expenses. In addition, the Company also uses foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency denominated trade accounts receivable and accounts payable.
Note 7 – Fair Value Measurements
     Effective December 30, 2007, the first day of fiscal 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position Nos. 157-1 and 157-2 (“FSP 157-1” and “FSP 157-2”), which partially deferred the effective date of FAS 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from its scope. The implementation of FSP 157-1 and FSP 157-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”), which clarifies the application of FAS 157 and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 became effective upon issuance.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     In April 2009, the FASB issued two Staff Positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements. Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidelines for making fair value measurements. Staff Position Nos. 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) amend both Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principle Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual statements. These Staff Positions are effective for the Company beginning April 5, 2009 (the first day of the second quarter of 2009). The Company is currently in the process of assessing what impact FSP 157-4 will have on its consolidated financial positions, results of operations or cash flows. FSP FAS 107-1 and APB 28-1 will result in increased disclosures for the Company’s interim periods.
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
     At April 4, 2009 and January 3, 2009, the Company’s assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposits, of $656,983 and $619,463, respectively, and marketable trading securities (included in other currents assets in the Company’s consolidated balance sheet) of $31,765 and $33,081, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $23,453 and $14,458, respectively, and derivative liabilities of $24,735 and $17,198, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain of $1,458 for the thirteen weeks ended April 4, 2009 and net unrealized loss of $26,440 for the thirteen weeks ended March 29, 2008. The fair value of the cash equivalents approximated cost and the loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Note 8 – Acquisitions and Intangible Assets
     There were no acquisitions for the thirteen weeks ended April 4, 2009. In 2008, the Company acquired Eurequat SA in France, Intertrade A.F. AG in Germany, Paradigm Distribution Ltd. in the United Kingdom and Cantechs Group in China, all distributors offering value-added distribution of automatic identification and data capture/point of sale (“AIDC/POS”) technologies and/or mobile data to solutions providers and system integrators. These acquisitions further expand the Company’s value-added distribution of AIDC/POS solutions in EMEA and in Asia-Pacific. These entities were acquired for an aggregate cash price of $12,347, including related acquisition costs, plus an estimated earn-out of $882 to be paid in 2009, which has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $7,586, primarily related to vendor and customer relationships with estimated useful lives of 10 years. The resulting goodwill recorded was $3,608 and $1,584 in EMEA and Asia-Pacific, respectively.
     The aggregate gross carrying amounts of finite-lived identifiable intangible assets of $157,262 and $157,318 at April 4, 2009 and January 3, 2009, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $90,336 and $94,268 at April 4, 2009 and January 3, 2009, respectively. Amortization expense was $3,900 and $4,041 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. The net identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheet.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 9 – Reorganization Costs
     In February 2009, the Company announced that it was taking further actions in all of its regions to align the Company’s level of operating expenses with declines in sales volume. During the thirteen weeks ended April 4, 2009, the Company incurred a charge totaling $14,022 for reorganization costs and $438 for other costs associated with these reorganization actions that was charged to selling, general and administrative (“SG&A”) expenses. Total costs of the actions incurred in EMEA were $6,228, comprised of $6,117 of reorganization costs related to employee termination benefits for workforce reductions of approximately 205 employees and facility consolidations, as well as $111 of other costs charged to SG&A expenses, comprised primarily of consulting expenses associated with the reorganization actions. In North America, the total costs of the actions were $6,315, comprised of $5,988 of reorganization costs related to employee termination benefits for workforce reductions of approximately 350 employees and other costs related to contract terminations, primarily for equipment leases, as well as $327 of other costs charged to SG&A expenses, comprised primarily of retention costs associated with the reorganization actions. Total costs of the actions incurred in Asia-Pacific and Latin America were $1,735 and $182, respectively, all of which were reorganization costs related to employee termination benefits for workforce reductions of approximately 40 employees and 10 employees in Asia-Pacific and Latin America, respectively.
     If the current economic downturn worsens or continues beyond 2009, the Company may pursue other business process and/or organizational changes in its business, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future. However, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period.
     The reorganization costs and related payment activities for the thirteen weeks ended April 4, 2009 and the remaining liability related to these detailed actions are summarized in the table below:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		April 4,
	Costs	Liability	Adjustments	2009
Employee termination benefits	$12,149	$(4,553)	$—	$7,596
Facility costs	1,293	(3)	—	1,290
Other costs	580	(110)	—	470

	$14,022	$(4,666)	$—	$9,356

     The Company expects the remaining liabilities for the employee termination benefits to be substantially utilized by the end of 2009, while the remaining liabilities associated with facility costs and other costs are expected to be substantially utilized by the end of 2013.
     During 2008, the Company announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes primarily at the regional headquarters in EMEA, targeted reductions of primarily administrative and back-office positions in North America and workforce reductions in Asia-Pacific.
     The remaining liabilities and payment activities associated with these prior year actions are summarized in the table below for the thirteen weeks ended April 4, 2009:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 4,
	2009	Liability	Adjustments	2009
Employee termination benefits	$4,111	$(2,725)	$(149)	$1,237
Facility costs	2,556	(322)	(87)	2,147
Other costs	400	(97)	—	303

	$7,067	$(3,144)	$(236)	$3,687

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Included in the table above is a credit adjustment to reorganization cost of $236, consisting of $119 in North America for lower than expected costs associated with employee termination benefits and $117 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations. The Company expects the remaining liabilities for the employee termination benefits to be substantially utilized by the end of 2009, while the remaining liabilities associated with facility costs and other costs are expected to be substantially utilized by the end of 2018.
     Prior to 2006, the Company launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and payment activities for the thirteen weeks ended April 4, 2009 are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		April 4,
	2009	Liability	Adjustments	2009

Facility costs	$2,587	$(335)	$—	$2,252

     The Company expects the remaining liability for facility costs to be fully utilized by the third quarter of 2015.
Note 10 – Debt
     The Company’s debt consists of the following:

	April 4,	January 3,
	2009	2009
North American revolving trade accounts receivable-backed financing facilities	$—	$69,000
Asia-Pacific revolving trade accounts receivable-backed financing facilities	—	29,035
Senior unsecured term loan	261,598	261,754
Revolving unsecured credit facilities and other debt	83,257	118,599

	344,855	478,388
Current maturities of long-term debt	(89,507)	(121,724)

	$255,348	$356,664

     The Company has two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $144,000, and Euro 132 million, or approximately $177,000, at April 4, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At April 4, 2009 and January 3, 2009, the Company had no borrowings under these European revolving trade accounts receivable-backed financing facilities. The Euro 107 million facility matures in July 2010. During the first quarter of 2009, the maturity date of the Euro 132 million facility was extended to April 2010 at a reduced borrowing capacity of Euro 70 million.
     The Company also has two revolving trade accounts receivable-backed factoring facilities in EMEA, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $88,000, and Euro 90 million, or approximately $121,000, respectively, at April 4, 2009. These facilities require certain commitment fees, and borrowings under both facilities incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At April 4, 2009 and January 3, 2009, the Company had no borrowings outstanding under these European factoring facilities. In May 2009, the maturity dates of these facilities were extended from March 2010 to May 2013.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 11 – Income Taxes
     At April 4, 2009, the Company had gross unrecognized tax benefits of $14,944 compared to $11,223 at January 3, 2009, representing an increase of $3,721 during the first quarter of 2009. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by the Company totaled $2,205 and $1,847 at April 4, 2009 and January 3, 2009, respectively.
     The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The IRS concluded its audit of the Company’s federal income tax return for the tax years through 2003. In addition, the IRS initiated an examination of the Company’s federal income tax return for the tax years 2004 and 2005. This examination is still ongoing. Additionally, a number of state and foreign examinations are also currently ongoing. It is possible that these examinations may be resolved within twelve months. However, the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
Note 12 – Segment Information
     The Company operates predominantly in a single industry segment as a distributor of IT products and solutions. The Company’s operating segments are based on geographic location, and the measure of segment profit is income from operations. The Company does not allocate stock-based compensation expense (see Note 4 to the Company’s consolidated financial statements) to its operating units; therefore, the Company is reporting this as a separate amount from its geographic segments.
     Geographic areas in which the Company operates currently include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Israel, Italy, The Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). During the quarter, the Company announced a restructuring of its Nordic operations in EMEA and is in the process of exiting its broad line operations in Finland and Norway. The Company also entered into an agreement to sell the broad line distribution operations in Denmark to the Actebis Group, subject to certain closing conditions. The exits and sale of these operations are expected to be completed by the third quarter of 2009.
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
Net sales:
North America	$2,772,806	$3,290,181
EMEA	2,266,169	3,066,370
Asia-Pacific	1,384,646	1,813,429
Latin America	321,463	407,338

Total	$6,745,084	$8,577,318

Income from operations:
North America	$12,791	$40,589
EMEA	15,118	26,778
Asia-Pacific	13,830	32,541
Latin America	5,053	7,824
Stock-based compensation expense	(1,546)	(8,448)

Total	$45,246	$99,284

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
Capital expenditures:
North America	$19,132	$7,314
EMEA	918	2,246
Asia-Pacific	989	1,313
Latin America	187	50

Total	$21,226	$10,923

Depreciation and amortization:
North America	$8,620	$8,749
EMEA	3,610	4,212
Asia-Pacific	3,024	3,377
Latin America	591	553

Total	$15,845	$16,891

	As of
	April 4,	January 3,
	2009	2009
Identifiable assets:
North America	$2,628,172	$2,827,736
EMEA	2,511,352	2,739,600
Asia-Pacific	1,093,115	1,103,040
Latin America	289,110	413,097

Total	$6,521,749	$7,083,473

Note 13 – Commitments and Contingencies
     In 2003, the Company’s Brazilian subsidiary was assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been the Company’s opinion that it had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now the Company’s opinion that it has a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, the Company recorded a charge to cost of sales of $33,754, consisting of $6,077 for commercial taxes assessed for the period January 2002 to September 2002, and $27,677 for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar, which was applicable when the charge was recorded. In the fourth quarters of 2008 and 2007, the Company released a portion of this commercial tax reserve amounting to $8,224 and $3,620, respectively (19.6 million and 6.5 million Brazilian reais at a December 2008 exchange rate of 2.330 and a December 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2003 and October through December 2002, respectively, for which it is the Company’s opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities had expired.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe that it has valid defenses to the assessment of interest and penalties, which as of April 4, 2009 potentially amount to approximately $14,600 and $15,400, respectively, based on the exchange rate prevailing on that date of 2.207 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed the Company’s Brazilian subsidiary a commercial service tax based upon its sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($25,900 based upon April 4, 2009 exchange rate of 2.207 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is management’s opinion, after consulting with counsel, that the Company’s subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although the Company intends to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, the Company can make no assurances that it will ultimately be successful in its defense of this matter.
     On May 12, 2009, the SEC announced its acceptance of the Company’s offer of $15,000 to settle matters related to transactions with McAfee Inc. (formerly Network Associates Inc.) during 1998 to 2000. As part of the settlement, the SEC filed an administrative cease and desist order respecting books and records and internal controls provisions of the securities laws, in which the Company neither admitted nor denied any wrongdoing. This should conclude the SEC’s review of this matter with respect to the Company. As the Company fully reserved for estimated losses associated with this issue in the second quarter of 2007, the settlement will have no impact on quarterly or full-year results of operations in 2009. The Company first disclosed the SEC’s inquiry regarding McAfee/NAI transactions during the third quarter of 2004, and has fully cooperated with the SEC throughout this process.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 14 – New Accounting Standards
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141R”). FAS 141R supersedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any controlling interest; the goodwill acquired in the business combination; or a gain from a bargain purchase. FAS 141R also requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This statement also calls for additional disclosure regarding the nature and financial effects of the business combination. In April 2009, the FASB issued Staff Position No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP 141R-1”) which amends and clarifies FAS 141R by establishing a model to account for certain pre-acquisition contingencies. FSP 141R-1 addresses issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141R and FSP 141R-1 are to be applied by the Company to business combinations completed after January 4, 2009 (the first day of fiscal 2009). The Company will apply the provisions of FAS 141R and FSP 141R-1 to its future acquisitions.
     Effective January 4, 2009, the Company adopted FASB Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). FSP 142-3 intends to improve consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141R, “Business Combinations.” FSP 142-3 is to be applied by the Company to business combinations completed after January 4, 2009 (the first day of fiscal 2009). The Company will apply the provisions of FSP 142-3 to its future acquisitions.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Moreover, FAS 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest and retroactive presentation and disclosure related to existing minority interests. FAS 160 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). The adoption of the provisions of FAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In November 2007, the Emerging Issues Task Force released Issue No. 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-01 also clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship that are subject to EITF Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). The adoption of the provisions of EITF 07-01 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including but not limited to, management’s expectations for: economic conditions; capital resources; cost-reduction actions; revenues, operating income, margins and expenses; integration costs; operating efficiencies; profitability; market share; rates of return; capital expenditures; acquisitions; contingencies; operating models; and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009, as filed with the SEC. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been negatively affected by the difficult conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future and may be heightened in the relative near term given the severe economic weakness that currently exists in most of the markets in which we operate. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and/or to recover our costs of doing business, including recovery of freight costs. We have also strived to improve our profitability through our diversification of product offerings, including our entry into adjacent product segments such as consumer electronics, automatic identification/data capture and point-of-sale, or AIDC/POS, and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on trade credit from vendors, available cash and debt for our working capital needs.
     We have complemented our internal growth initiatives with strategic business acquisitions. We have expanded our value-added distribution of mobile data and AIDC/POS solutions over the past few years through the acquisitions of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, the Cantechs Group in Asia-Pacific and Nimax in North America. We have similarly expanded through acquisitions into other strategic distribution opportunities, including AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S.; DBL Distributing Inc., a leading distributor of consumer electronics accessories in the U.S.; and VPN Dynamics and Securematics, which expanded our networking product and services offerings in the U.S. In April 2009, we announced an agreement to acquire Value Added Distributors Limited and Vantex Technology Distribution Limited in our Asia-Pacific region, which will strengthen our capabilities in the high-end enterprise and AIDC/POS solutions markets, respectively.

Management’s Discussion and Analysis Continued
Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen weeks indicated (in millions).

	Thirteen Weeks Ended
	April 4, 2009		March 29, 2008

Net sales by geographic region:
North America	$2,773	41.1%	$3,290	38.4%
EMEA	2,266	33.6	3,066	35.8
Asia-Pacific	1,385	20.5	1,814	21.1
Latin America	321	4.8	407	4.7

Total	$6,745	100.0%	$8,577	100.0%

	Thirteen Weeks Ended
	April 4, 2009		March 29, 2008
Operating income and operating margin by geographic region:
North America	$12.8	0.46%	$40.6	1.23%
EMEA	15.1	0.67	26.8	0.87
Asia-Pacific	13.8	1.00	32.5	1.79
Latin America	5.0	1.57	7.8	1.92
Stock-based compensation expense	(1.5)	—	(8.4)	—

Total	$45.2	0.67%	$99.3	1.16%

     Our income from operations for the thirteen weeks ended April 4, 2009 includes $14.2 million of net charges, comprised of $6.2 million of net charges in North America, $6.1 million of net charges in EMEA, $1.7 million of charges in Asia-Pacific, and $0.2 million of charges in Latin America related to our reorganization and expense reduction programs as discussed in Note 9 to our consolidated financial statements.
     We sell finished products purchased from many vendors but generated approximately 25% of our consolidated net sales for each of the thirteen weeks ended April 4, 2009 and March 29, 2008 from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in either of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008
Net sales	100.00%	100.00%
Cost of sales	94.35	94.34

Gross profit	5.65	5.66
Operating expenses:
Selling, general and administrative, or SG&A	4.77	4.50
Reorganization costs	0.21	—

Income from operations	0.67	1.16
Other expense, net	0.11	0.15

Income before income taxes	0.56	1.01
Provision for income taxes	0.15	0.26

Net income	0.41%	0.75%

Management’s Discussion and Analysis Continued
Results of Operations for the Thirteen Weeks Ended April 4, 2009 Compared to Thirteen Weeks Ended March 29, 2008
     Our consolidated net sales decreased 21.4% to $6.75 billion for the thirteen weeks ended April 4, 2009, or first quarter of 2009, from $8.58 billion for the thirteen weeks ended March 29, 2008, or first quarter of 2008. Net sales from our North American operations decreased 15.7% to $2.77 billion in the first quarter of 2009 compared to $3.29 billion in the first quarter of 2008. Net sales from our EMEA operations decreased 26.1% to $2.27 billion in the first quarter of 2009 from $3.07 billion in the first quarter of 2008. Net sales from our Asia-Pacific operations decreased 23.6% to $1.38 billion in the first quarter of 2009 from $1.81 billion in the first quarter of 2008. Net sales from our Latin American operations decreased 21.1% to $321 million in the first quarter of 2009 from $407 million in the first quarter of 2008. The significant year-over-year decline in our consolidated net sales, as well as our regional net sales, is due primarily to the continued weakening in the overall macroeconomic environment and demand for technology products and services, which had spread to substantially all of our business units in each region by the end of 2008. The sluggish demand for technology products and services is expected to continue, and may worsen, over the near term. The translation impact of the strengthening U.S. dollar compared to most foreign currencies also contributed approximately 8% of the year-over-year decline in consolidated net sales. The translation impact of the strengthening U.S. dollar compared to European, Asia-Pacific and Latin American currencies negatively impacted the regional net sales by approximately 14, 12 and 18 percentage-points, respectively.
     Gross margin of 5.65% in the first quarter of 2009 was essentially flat with the gross margin of 5.66% in the first quarter of 2008. The relative stability of our gross margin in this weak economic environment is primarily due to balanced pricing discipline and a better current-year mix of higher-margin business, including our fee-for-service logistics business. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. Increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total SG&A expenses decreased 16.6% to $322.0 million in the first quarter of 2009 from $386.2 million in the first quarter of 2008, but increased to 4.77% of consolidated net sales in the first quarter of 2009 from 4.50% in the first quarter of 2008. The year-over-year decline in SG&A dollars is mostly due to the translation effect of weaker foreign currencies, our cost-reduction efforts and lower stock-based incentive compensation expense. The 27-basis points year-over-year increase in SG&A expenses as a percentage of consolidated net sales is primarily attributable to the lag in aligning expenses with the decline in sales.
     In February 2009, we announced that we are taking further actions to more align our expenses with declines in sales volume. These actions are expected to generate savings of approximately $100 million to $120 million annually, reaching the full run-rate by the time we exit 2009. Total restructuring and other related costs associated with these actions are expected to range from approximately $45 million to $65 million over the course of 2009. In the first quarter of 2009, we incurred reorganization costs of $13.8 million, or 0.21% of consolidated net sales, which consisted of (a) $12.0 million of employee termination benefits for workforce reductions in all four regions ($5.3 million in North America, $4.8 million in EMEA, $1.7 million in Asia-Pacific and $0.2 million in Latin America), (b) $1.2 million for facility consolidations in EMEA and (c) $0.6 million for contract terminations primarily for equipment leases in North America. If the current economic downturn worsens or continues beyond 2009, we may pursue other business process and/or organizational changes in our business or we may expand the reorganization program described above, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future. However, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period. In connection with these actions, we also incurred $0.4 million in program costs such as retention costs and consulting expenses, or approximately 0.01% of consolidated net sales, which are recorded in SG&A expenses.
     Operating margin decreased to 0.67% in the first quarter of 2009 from 1.16% in the first quarter of 2008. Our North American operating margin, which included reorganization and program costs of approximately 0.22% of regional sales, decreased to 0.46% in the first quarter of 2009 from 1.23% in the first quarter of 2008. Our EMEA operating margin decreased to 0.67% in the first quarter of 2009 from 0.87% in the first quarter of 2008. EMEA’s first quarter 2009 operating margin includes reorganization and program costs totaling approximately 0.27% of the region’s sales. Our Asia-Pacific operating margin decreased to 1.00% in the first quarter of 2009 from 1.79% in the first quarter of 2008, with reorganization costs negatively impacting the current quarter’s operating margin by approximately 0.13% of the region’s sales. Our Latin American operating margin was 1.57% in the first quarter of 2009, including approximately 0.06% of net sale impact of reorganization costs, which is down from 1.92% in the

Management’s Discussion and Analysis Continued
first quarter of 2008. The overall decline in our operating margin primarily reflects the significant decline in our net sales, offset partially by our efforts to date to reduce our cost structure through the previously described reorganization and other cost-reduction activities. As we continue to implement process improvements and other changes to improve profitability over the long-term, operating margins and/or sales may fluctuate significantly from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $7.6 million in the first quarter of 2009 compared to $12.7 million in the first quarter of 2008, primarily due to lower average borrowings and interest rates on borrowings, partially offset by higher foreign exchange losses.
     The provision for income taxes was $10.2 million, or an effective tax rate of 27.0%, in the first quarter of 2009 compared to $22.5 million, or an effective tax rate of 26.0%, in the first quarter of 2008. The year-over-year change in the effective tax rate is primarily a function of shifts in the profit mix across geographies. The first quarter of 2008 effective tax rate also includes a favorable two-percentage-point discrete impact resulting from a tax-rate change in China.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	general deterioration in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;

•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts receivable, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we make;

•	the occurrence of unexpected events or the resolution of existing uncertainties, including but not limited to, litigation, regulatory matters, or uncertain tax positions;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.
     These historical variations in our business may not be indicative of future trends in the near term, particularly in light of the current weak global economic environment. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Management’s Discussion and Analysis Continued
Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, borrowings under various revolving trade accounts receivable-backed financing programs, our term loan, revolving credit and other facilities, and trade and supplier credit. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, partially financed by vendor trade accounts payable. As a general rule, when sales volumes are decreasing, our net investment in working capital dollars typically declines, which would generally result in increased cash flow generated from operating activities. Conversely, when sales volume increases, our net investment in working capital increases, which would generally result in decreases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first quarters of
2009 and 2008.
     Our cash and cash equivalents totaled $1,023.8 million and $763.5 million at April 4, 2009 and January 3, 2009, respectively. The higher cash and cash equivalents level at April 4, 2009 compared to January 3, 2009, primarily reflects the positive cash flow that results from lower working capital requirements associated with the lower volume of business in the first quarter of 2009 compared to the fourth quarter of 2008, resulting from the current weak economic environment and seasonal trends whereby our fourth quarter is generally stronger than the first quarter, coupled with the ongoing generation of profits from the business excluding non-cash items.
     Net cash provided by operating activities was $428.8 million in the first quarter of 2009 compared to cash used by operating activities of $25.4 million in the first quarter of 2008. The net cash provided by operating activities in the first quarter of 2009 principally reflects our net income and decreases in trade accounts receivable and inventory, partially offset by the reduction in accounts payable and book overdrafts. The decrease in trade accounts receivable is directly attributable to the decrease in our net sales due to the weak global economic environment and seasonal trends whereby our fourth quarter is generally stronger than our first quarter. Although the current economy demands even greater rigor than normal on granting credit to customers, the decline in trade accounts receivable is not a function of any broad reductions in payment terms granted to customers or any other systematic changes in customers’ terms and conditions. The decline in sales volumes similarly leads to a reduction in our level of inventory purchasing, which yields a reduction of inventory, accounts payable and book overdrafts. The net cash provided by operating activities in the first quarter of 2008 principally reflects our net income and decrease in trade accounts receivable, partially offset by an increase in our inventory and reduction in accounts payable. The increase in inventory in the first quarter of 2008 was a function of the beginning of the softer economic environment, which resulted in slightly higher days of inventory on hand, or DIO, at January 3, 2009 than our normal historical range. However, we actively worked to align inventory levels to the lower than expected sales volume in the quarters that followed. By the end of the first quarter of 2008, we had already curbed our purchase levels in light of the decline in sales in EMEA and flattening of sales in North America. Thus, our accounts payable balance was lower at the end of the first quarter of 2008 when compared to the end of 2007.
     Net cash used by investing activities was $21.3 million in the first quarter of 2009 compared to $14.0 million in the first quarter of 2008. The net cash used by investing activities in the first quarters of 2009 and 2008 were primarily due to capital expenditures. The year-over-year increase in capital expenditures is primarily a result of expected investments in 2009 to support our underlying infrastructure and IT systems.
     Net cash used by financing activities was $129.5 million in the first quarter of 2009 compared to net cash provided by financing activities of $4.3 million in the first quarter of 2008. The net cash used by financing activities in the first quarter of 2009 primarily reflects the net repayment of $135.8 million for our debt facilities enabled by the overall operational cash generation described above. The net cash provided by financing activities in the first quarter of 2008 primarily reflects net proceeds of $85.4 million from our debt facilities and proceeds of $5.2 million from the exercise of stock options, partially offset by our repurchase of Class A Common stock of $86.6 million.

Management’s Discussion and Analysis Continued
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
Capital Resources
     We have maintained a conservative capital structure which we believe will serve us well in the current weak economic environment. We have a range of corporate finance facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2012. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. A significant portion of our cash and cash equivalents balance at April 4, 2009 and January 3, 2009 resides in our operations outside of the U.S. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may limit our ability to replace, in a timely manner, maturing credit facilities or affect our ability to access committed capacities or the capital we require may not be available on terms acceptable to us, or at all, due to the inability of our finance partners to meet their commitments to us.
     We have a revolving trade accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this facility is dependent on designated commercial paper rates plus a predetermined margin. At April 4, 2009 and January 3, 2009, we had borrowings of $0 and $69.0 million, respectively, under this revolving trade accounts receivable-backed financing program in the U.S. At our option, the program may be increased to as much as $650 million at any time prior to its maturity date of July 2010.
     We have two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $144 million, and Euro 132 million, or approximately $177 million, at April 4, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At April 4, 2009 and January 3, 2009, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities. The Euro 107 million facility matures in July 2010. During the first quarter of 2009, the maturity date of the Euro 132 million facility was extended to April 2010 at a reduced borrowing capacity of Euro 70 million.
     We also have two revolving trade accounts receivable-backed factoring facilities in EMEA, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $88 million, and Euro 90 million, or approximately $121 million, respectively, at April 4, 2009. These facilities require certain commitment fees, and borrowings under both facilities incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At April 4, 2009 and January 3, 2009, we had no borrowings outstanding under these European factoring facilities. In May 2009, the maturity dates of these facilities were extended from March 2010 to May 2013.
     We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 210 million Australian dollars, or approximately $150 million at April 4, 2009, of borrowing capacity. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. We had no borrowings under this facility at April 4, 2009, and we had borrowings of $29.0 million at January 3, 2009 under this Asia-Pacific multi-currency revolving trade accounts receivable-backed financing facility. This facility matures in September 2011.
     Our ability to access financing under all our trade accounts receivable-backed financing programs, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may experience a lower level of eligible trade accounts receivable resulting from declines in sales volumes or failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. At April 4, 2009, our actual aggregate available capacity under these programs was approximately $1.12 billion based on eligible trade accounts receivable available, against

Management’s Discussion and Analysis Continued
which we had no borrowings as of the end of the quarter. Even if we do not borrow, or choose not to borrow to the full available capacity of certain facilities, most of our trade accounts receivable-based financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At April 4, 2009, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1.24 billion. Our two revolving trade accounts receivable-backed financing facilities in EMEA are affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, we could lose access to all or part of our financing with respect to the EMEA facility maturing in April 2010, if our authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.
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
     In connection with the senior unsecured term loan facility, we entered into an interest rate swap agreement for $200 million of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3.1 million quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan discussed above. We account for the interest rate swap agreement as a cash flow hedge. At April 4, 2009, the mark-to-market value of the interest rate swap amounted to $11.6 million, which is recorded in other comprehensive income with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $261.6 million.
     We have a $275 million revolving senior unsecured credit facility with a bank syndicate in North America which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At April 4, 2009 and January 3, 2009, we had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At both April 4, 2009 and January 3, 2009, letters of credit of $9.1 million were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 20 million Australian dollar, or approximately $14 million at April 4, 2009, senior unsecured credit facility with a bank syndicate that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At April 4, 2009 and January 3, 2009, we had no borrowings under this facility.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $758 million at April 4, 2009. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At April 4, 2009 and January 3, 2009, we had $83.3 million and $118.6 million, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 4.8% and 5.1% per annum at April 4, 2009 and January 3, 2009, respectively. At April 4, 2009 and January 3, 2009, letters of credit totaling $27.3 million and $31.6 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
     Except for the extension of our Euro 132 million facility at a reduced borrowing capacity of Euro 70 million, there have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009.

Management’s Discussion and Analysis Continued
Covenant Compliance
     We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and covenants related to tangible net worth, leverage and interest coverage ratios, and trade accounts receivable portfolio performance, including metrics related to receivables and payables. We are also restricted by other covenants, including but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At April 4, 2009, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter ended April 4, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2009.
Item 4. Controls and Procedures
     The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     In 2003, our Brazilian subsidiary was assessed for commercial taxes on our purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Prior to February 28, 2007, and after consultation with counsel, it had been our opinion that we had valid defenses to the payment of these taxes and it was not probable that any amounts would be due for the 2002 assessed period, as well as any subsequent periods. Accordingly, no reserve had been established previously for such potential losses. However, on February 28, 2007 changes to the Brazilian tax law were enacted. As a result of these changes, and after further consultation with counsel, it is now our opinion that we have a probable risk of loss and may be required to pay all or some of these taxes. Accordingly, in the first quarter of 2007, we recorded a charge to cost of sales of $33.8 million, consisting of $6.1 million for commercial taxes assessed for the period January 2002 to September 2002, and $27.7 million for such taxes that could be assessed for the period October 2002 to December 2005. The subject legislation provides that such taxes are not assessable on software imports after January 1, 2006. The sums expressed are based on an exchange rate of 2.092 Brazilian reais to the U.S. dollar, which was applicable when the charge was recorded. In the fourth quarters of 2008 and 2007, we released a portion of this commercial tax reserve amounting to $8.2 million and $3.6 million, respectively (19.6 million and 6.5 million Brazilian reais at a December 2008 exchange rate of 2.330 and a December 2007 exchange rate of 1.771 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2003 and October through December 2002, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities had expired.
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of April 4, 2009 potentially amount to approximately $14.6 million and $15.4 million, respectively, based on the exchange rate prevailing on that date of 2.207 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sales and licensing of software. The assessment covers the years 2002 through 2006 and totaled 57.2 million Brazilian reais ($25.9 million based upon April 4, 2009 exchange rate of 2.207 Brazilian reais to the U.S. dollar). The assessment included taxes claimed to be due as well as penalties for the years in question. The authorities could make adjustments to the initial assessment including assessments for the period after 2006, as well as additional penalties and interest, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes and penalties, or any subsequent adjustments or additional assessments related to this matter. Although we intend to vigorously pursue administrative and judicial action to challenge the current assessment and any subsequent adjustments or assessments, we can make no assurances that we will ultimately be successful in our defense of this matter.

     On May 12, 2009, the SEC announced its acceptance of our offer of $15 million to settle matters related to transactions with McAfee Inc. (formerly Network Associates Inc.) during 1998 to 2000. As part of the settlement, the SEC filed an administrative cease and desist order respecting books and records and internal controls provisions of the securities laws, in which we neither admitted nor denied any wrongdoing. This should conclude the SEC’s review of this matter with respect to us. As we fully reserved for estimated losses associated with this issue in the second quarter of 2007, the settlement will have no impact on quarterly or full-year results of operations in 2009. We first disclosed the SEC’s inquiry regarding McAfee/NAI transactions during the third quarter of 2004, and have fully cooperated with the SEC throughout this process.
     We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of the Company and our subsidiary. The plaintiff has appealed that ruling. We intend to continue vigorously defending these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
May 13, 2009

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX