Form 10-Q
period 2009-07-04
INGRAM MICRO INC
filed 2009-08-12
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Yes ☐   No ☑
The Registrant had 163,030,071 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 4, 2009.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	July 4,	January 3,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,315,771	$763,495
Trade accounts receivable (less allowances of $77,693 and $73,638)	2,835,919	3,179,455
Inventory	1,855,466	2,306,617
Other current assets	352,966	425,270

Total current assets	6,360,122	6,674,837

Property and equipment, net	214,230	202,142
Other assets	228,294	206,494

Total assets	$6,802,646	$7,083,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,252,276	$3,427,362
Accrued expenses	386,956	485,573
Current maturities of long-term debt	77,003	121,724

Total current liabilities	3,716,235	4,034,659

Long-term debt, less current maturities	257,637	356,664
Other liabilities	57,170	36,305

Total liabilities	4,031,042	4,427,628

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 178,245,441 and 176,582,434 shares issued and 163,030,071 and 161,330,221 shares outstanding at July 4, 2009 and January 3, 2009, respectively	1,782	1,766
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,173,484	1,145,145
Treasury stock, 15,215,370 and 15,252,213 shares at July 4, 2009 and January 3, 2009, respectively	(245,589)	(246,314)
Retained earnings	1,733,367	1,680,557
Accumulated other comprehensive income	108,560	74,691

Total stockholders’ equity	2,771,604	2,655,845

Total liabilities and stockholders’ equity	$6,802,646	$7,083,473

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales	$6,578,598	$8,816,615	$13,323,682	$17,393,932

Cost of sales	6,192,493	8,329,193	12,556,573	16,421,003

Gross profit	386,105	487,422	767,109	972,929

Operating expenses:
Selling, general and administrative	336,288	387,578	658,260	773,801
Impairment of goodwill	2,490	—	2,490	—
Reorganization costs	6,334	6,613	20,120	6,613

	345,112	394,191	680,870	780,414

Income from operations	40,993	93,231	86,239	192,515

Other expense (income):
Interest income	(2,014)	(3,717)	(4,680)	(7,730)
Interest expense	6,085	16,236	13,035	33,241
Net foreign currency exchange loss (gain)	1,916	(2,692)	3,634	(3,803)
Other	758	928	2,377	1,770

	6,745	10,755	14,366	23,478

Income before income taxes	34,248	82,476	71,873	169,037

Provision for income taxes	8,904	23,541	19,063	46,047

Net income	$25,344	$58,935	$52,810	$122,990

Basic earnings per share	$0.16	$0.35	$0.33	$0.73

Diluted earnings per share	$0.15	$0.35	$0.32	$0.71

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Twenty-six Weeks Ended
	July 4,	June 28,
	2009	2008

Cash flows from operating activities:
Net income	$52,810	$122,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,145	34,893
Impairment of goodwill	2,490	—
Stock-based compensation	7,858	15,197
Excess tax benefit from stock-based compensation	(2,360)	(295)
Noncash charges for interest and other compensation	173	153
Deferred income taxes	503	12,376
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	346,725	456,222
Inventory	455,424	199,481
Other current assets	65,945	20,620
Accounts payable	(106,948)	(460,202)
Change in book overdrafts	(73,234)	(12,842)
Accrued expenses	(81,937)	(69,594)

Cash provided by operating activities	700,594	318,999

Cash flows from investing activities:
Purchases of property and equipment	(36,687)	(26,018)
Sale of (investments in) marketable trading securities	416	(456)
Collection of short-term collateral deposits on financing arrangements	3,270	35,000
Acquisitions, net of cash acquired	(18,458)	(4,249)

Cash provided (used) by investing activities	(51,459)	4,277

Cash flows from financing activities:
Proceeds from exercise of stock options	19,623	9,605
Repurchase of Class A Common Stock	—	(134,324)
Excess tax benefit from stock-based compensation	2,360	295
Net repayments on revolving credit facilities	(135,930)	(41,587)

Cash used by financing activities	(113,947)	(166,011)

Effect of exchange rate changes on cash and cash equivalents	17,088	10,905

Increase in cash and cash equivalents	552,276	168,170

Cash and cash equivalents, beginning of period	763,495	579,626

Cash and cash equivalents, end of period	$1,315,771	$747,796

See accompanying notes to these consolidated financial statements.

Note 1 — Organization and Basis of Presentation
     Ingram Micro Inc. (“Ingram Micro”) and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro operates in North America, Europe, Middle East and Africa (“EMEA”), Asia-Pacific and Latin America.
     The consolidated financial statements include the accounts of Ingram Micro and its subsidiaries (collectively referred to herein as the “Company”). These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state the consolidated financial position of the Company as of July 4, 2009, and its consolidated results of operations for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008, and consolidated cash flows for the twenty-six weeks ended July 4, 2009 and June 28, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2009. The consolidated results of operations for the thirteen and twenty-six weeks ended July 4, 2009 may not be indicative of the consolidated results of operations that can be expected for the full year. The Company has evaluated subsequent events through August 12, 2009, the date of issuance of the Company’s Form 10-Q for the quarter ended July 4, 2009.
     Book Overdrafts
     Book overdrafts of $241,799 and $315,033 as of July 4, 2009 and January 3, 2009, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from other bank balances. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of July 4, 2009 and January 3, 2009, or any balance on any given date.
Note 2 — Share Repurchases
     In November 2007, the Company’s Board of Directors authorized a share repurchase program, through which the Company may purchase up to $300,000 of its outstanding shares of common stock, over a three-year period. Under the program, the Company may repurchase shares in the open market and through privately negotiated transactions. The repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. In light of the current economic environment, the Company temporarily suspended its stock repurchase program and thus, did not have any share repurchases during the twenty-six weeks ended July 4, 2009, but may resume purchases under the program in the future without prior notice.

     The Company accounts for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in the Company’s consolidated balance sheet. The stock repurchase and issuance activity during the twenty-six weeks ended July 4, 2009 and June 28, 2008 is summarized as follows:

		Weighted
	Shares	Average	Amount
	Repurchased	Price Per Share	Repurchased
Cumulative balance at January 3, 2009	15,252,213	$16.15	$246,314
Issued shares of common stock	(36,843)	19.67	(725)

Cumulative balance at July 4, 2009	15,215,370	16.14	$245,589

Cumulative balance at December 29, 2007	1,301,491	$19.26	$25,061
Repurchase of shares of common stock	8,087,300	16.61	134,324

Cumulative balance at June 28, 2008	9,388,791	16.98	$159,385

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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net income	$25,344	$58,935	$52,810	$122,990

Weighted average shares	162,353,267	166,711,820	162,006,193	168,976,344

Basic EPS	$0.16	$0.35	$0.33	$0.73

Weighted average shares, including the dilutive effect of stock-based awards (2,534,901 and 3,527,883 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and 1,530,485 and 3,367,603 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively)	164,888,168	170,239,703	163,537,398	172,343,947

Diluted EPS	$0.15	$0.35	$0.32	$0.71

     There were approximately 8,833,000 and 6,564,000 stock-based awards for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and 12,485,000 and 7,549,000 stock-based awards for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

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
     Starting in 2009, the performance measures for restricted stock and restricted stock units are based on economic profit and profit before tax, whereas in previous years, they were based on earnings growth and return on invested capital. Restricted stock and restricted stock units granted were 387,000 and 31,000 during the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and 3,401,000 and 663,000 during the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. No stock options were granted during the thirteen weeks ended July 4, 2009 and June 28, 2008. Stock options granted during the twenty-six weeks ended July 4, 2009 and June 28, 2008 were 141,000 and 1,318,000, respectively. As of July 4, 2009, approximately 3,753,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended July 4, 2009 and June 28, 2008 was $6,312 and $6,749, respectively, and the related income tax benefit was approximately $1,600 and $1,900, respectively. Stock-based compensation expense for the twenty-six weeks ended July 4, 2009 and June 28, 2008 was $7,858 and $15,197, respectively, and the related income tax benefit was approximately $2,100 and $4,100, respectively.
     During the thirteen weeks ended July 4, 2009 and June 28, 2008, a total of 1,144,000 and 346,000 stock options, respectively, were exercised, and 24,000 and 23,000 restricted stock and restricted stock units vested, respectively. For the twenty-six weeks ended July 4, 2009 and June 28, 2008, a total of 1,669,000 and 646,000 stock options, respectively, were exercised, and 57,000 and 496,000 restricted stock and restricted stock units vested, respectively. In addition, during the thirteen weeks ended April 4, 2009, the Human Resources Committee of the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 394,000 restricted stock units.
Note 5 — Comprehensive Income
     Comprehensive income consists of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net income	$25,344	$58,935	$52,810	$122,990
Changes in other comprehensive income	67,952	561	33,869	77,098

Comprehensive income	$93,296	$59,496	$86,679	$200,088

     Accumulated other comprehensive income included in stockholders’ equity totaled $108,560 and $74,691 at July 4, 2009 and January 3, 2009, respectively, and consisted primarily of cumulative foreign currency translation adjustments.

Note 6 — Derivative Financial Instruments
     Effective January 4, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.
     The notional amounts and fair values of derivative instruments in the Company’s consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	July 4,	January 3,	July 4,	January 3,
	2009	2009	2009	2009
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$432,352	$436,662	$7,114	$15,534

Accrued expenses
Foreign exchange contracts	14,003	—	(883)	—

Long-term debt
Interest rate contracts	200,000	200,000	(10,397)	(11,754)

	646,355	636,662	(4,166)	3,780

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	134,127	494,536	(1,303)	(1,076)

Accrued expenses
Foreign exchange contracts	393,893	287,252	(780)	(5,444)

	528,020	781,788	(2,083)	(6,520)

Total	$1,174,375	$1,418,450	$(6,249)	$(2,740)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swaps.
     The net loss on the Company’s derivative instruments, including ineffectiveness, recognized in earnings for the thirteen and twenty-six weeks ended July 4, 2009 was $32,528 and $39,622, respectively, which were essentially offset by the change in the fair value of the underlying hedged assets or liabilities. Unrealized losses of $144 and $3,648, net of taxes, were recorded in accumulated other comprehensive income in the Company’s consolidated balance sheet for losses associated with the Company’s cash flow hedging transactions during the thirteen and twenty-six weeks ended July 4, 2009, respectively.
     Cash Flow Hedges
     The Company has designated hedges consisting of an interest rate swap to hedge variable interest rates on a portion of the senior unsecured term loan, a cross-currency interest rate swap to hedge foreign currency denominated principal and interest payments related to intercompany loans, and foreign currency forward contracts to hedge certain anticipated foreign currency denominated intercompany expenses. In addition, the Company also uses foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency denominated trade accounts receivable, accounts payable and intercompany loans.

Note 7 — Fair Value Measurements
     The Company’s assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1- quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 — unobservable inputs that are not corroborated by market data.
     At July 4, 2009 and January 3, 2009, the Company’s assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $778,023 and $619,463, respectively, and marketable trading securities (included in other currents assets in the Company’s consolidated balance sheet) of $33,686 and $33,081, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $5,811 and $14,458, respectively, and derivative liabilities of $12,060 and $17,198, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized loss of $4,967 and $3,509 for the thirteen and twenty-six weeks ended July 4, 2009, respectively, and a net unrealized loss of $1,715 and $28,155 for the thirteen and twenty-six weeks ended June 28, 2008, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Note 8 — Acquisitions and Intangible Assets
     During the thirteen weeks ended July 4, 2009, the Company acquired the assets and liabilities of Value Added Distributors Limited and Vantex Technology Distribution Limited in its Asia-Pacific region, which strengthened the Company’s capabilities in the high-end enterprise and automatic identification and data capture/point of sale (“AIDC/POS”) solutions markets, respectively. Both entities were acquired for an aggregate cash price of $15,724 plus an estimated earn-out amount of $935, which have been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in goodwill of $2,490 and identifiable intangible assets of $6,364, primarily related to vendor and customer relationships, and tradenames with estimated useful lives of 10 years. During the fourth quarter of 2008, the Company recorded an impairment of all of its goodwill as a result of the drastic decline in capital markets and the economy as a whole and the resulting impact on the Company’s valuation of its regional reporting units. In light of the continued weak demand for technology products and services in Asia-Pacific and globally, the Company’s Asia-Pacific reporting unit fair value was below the carrying value of its assets. As such, the Company recorded a charge for the full impairment of the newly recorded goodwill from these two acquisitions in the second quarter of 2009.
     In May 2009, the Company paid the sellers of AVAD $2,500 to settle the previously accrued earn-out of $1,000 at January 3, 2009 and the balance to obtain certain trademark rights, which have been included in the Company’s identifiable intangible assets with estimated useful lives of 10 years.
     In 2008, the Company acquired Eurequat SA in France, Intertrade A.F. AG in Germany, Paradigm Distribution Ltd. in the United Kingdom and Cantechs Group in China, all distributors offering value-added distribution of AIDC/POS technologies and/or mobile data to solutions providers and system integrators. These acquisitions further expand the Company’s value-added distribution of AIDC/POS solutions in EMEA and in Asia-Pacific. These entities were acquired for an aggregate cash price of $12,347, including related acquisition costs, which has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $7,586, primarily related to vendor and customer relationships with estimated useful lives of 10 years. In 2009, the Company paid the sellers of Eurequat SA a partial payment of $234 under the earn-out provisions of the purchase agreement which was previously recorded as a payable at January 3, 2009.
     The aggregate gross carrying amounts of finite-lived identifiable intangible assets of $165,690 and $157,318 at July 4, 2009 and January 3, 2009, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $94,649 and $94,268 at July 4, 2009 and January 3, 2009, respectively. Amortization expense was $4,069 and $4,008 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and $7,969 and $8,049 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. The net identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheet.

Note 9 — Reorganization and Expense-Reduction Program Costs
     The Company previously announced that it was taking further actions in all of its regions to align the Company’s level of operating expenses with declines in sales volume. The Company incurred charges for the thirteen weeks ended July 4, 2009 totaling $5,947 for reorganization costs ($19,969 for the twenty-six weeks ended July 4, 2009) and $1,019 for other costs ($1,457 for the twenty-six weeks ended July 4, 2009) associated with these reorganization actions that was charged to selling, general and administrative (“SG&A”) expenses. Total costs of the actions incurred in EMEA for the thirteen weeks ended July 4, 2009 were $1,493 ($7,721 for the twenty-six weeks ended July 4, 2009), comprised of $1,293 of reorganization costs ($7,410 for the twenty-six weeks ended July 4, 2009) related to employee termination benefits for workforce reductions of approximately 60 employees (approximately 265 employees for the twenty-six weeks ended July 4, 2009) and facility consolidations, as well as $200 for other costs ($311 for the twenty-six weeks ended July 4, 2009) charged to SG&A expenses, comprised primarily of consulting expenses associated with the reorganization actions. In North America, the total costs of the actions for the thirteen weeks ended July 4, 2009 were $4,888 ($11,203 for the twenty-six weeks ended July 4, 2009), comprised of $4,069 of reorganization costs ($10,057 for the twenty-six weeks ended July 4, 2009) related to employee termination benefits for workforce reductions of approximately 110 employees (approximately 460 employees for the twenty-six weeks ended July 4, 2009) and other costs related to contract terminations, primarily for equipment leases, as well as $819 of other costs ($1,146 for the twenty-six weeks ended July 4, 2009) charged to SG&A expenses, comprised primarily of retention costs associated with the reorganization actions. Total costs of the actions incurred in Asia-Pacific and Latin America for the thirteen weeks ended July 4, 2009 were $531 and $54, respectively, ($2,266 and $236 for the twenty-six weeks ended July 4, 2009, respectively), all of which were reorganization costs related to employee termination benefits for workforce reductions of approximately 60 employees (approximately 100 employees for the twenty-six weeks ended July 4, 2009) in Asia-Pacific and 5 employees (approximately 15 employees for the twenty-six weeks ended July 4, 2009) in Latin America. If the current economic downturn worsens or continues beyond 2009, the Company may pursue other business process and/or organizational changes, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future. However, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period.
     The reorganization costs and related payment activities for the twenty-six weeks ended July 4, 2009 and the remaining liability related to these detailed actions are summarized in the table below:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		July 4,
	Costs	Liability	Adjustments	2009
Employee termination benefits	$14,983	$(10,990)	$—	$3,993
Facility costs	4,278	(32)	—	4,246
Other costs	708	(199)	—	509

	$19,969	$(11,221)	$—	$8,748

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
     The remaining liabilities and payment activities associated with these prior year actions are summarized in the table below for the twenty-six weeks ended July 4, 2009:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 4,
	2009	Liability	Adjustments	2009
Employee termination benefits	$4,111	$(3,677)	$(149)	$285
Facility costs	2,556	(567)	(87)	1,902
Other costs	400	(189)	—	211

	$7,067	$(4,433)	$(236)	$2,398

     Included in the table above is a credit adjustment to reorganization cost of $236 which was recorded in the thirteen weeks ended April 4, 2009, and consists of $119 in North America for lower than expected costs associated with employee termination benefits and $117 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations. The Company expects the remaining liabilities for the employee termination benefits to be substantially utilized by the end of 2009, while the remaining liabilities associated with facility costs and other costs are expected to be substantially utilized by the end of 2018.
     Prior to 2006, the Company launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and payment activities for the twenty-six weeks ended July 4, 2009 are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		July 4,
	2009	Liability	Adjustments	2009
Facility costs	$2,587	$(494)	$387	$2,480

     Included in the table above is a charge to reorganization cost of $387 in North America, recorded in the thirteen weeks ended July 4, 2009 for higher than expected costs to settle lease obligations related to previous actions. The Company expects the remaining liability for facility costs to be fully utilized by the end of 2015.
Note 10 — Debt
     The carrying value of outstanding debt at July 4, 2009 and January 3, 2009 were as follows:

	July 4,	January 3,
	2009	2009

North American revolving trade accounts receivable-backed financing facilities	$—	$69,000
Asia-Pacific revolving trade accounts receivable-backed financing facilities	6,615	29,035
Senior unsecured term loan	260,397	261,754
Revolving unsecured credit facilities and other debt	67,628	118,599

	334,640	478,388
Current maturities of long-term debt	(77,003)	(121,724)

	$257,637	$356,664

     The Company has two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $150,000, and Euro 70 million, or approximately $98,000, at July 4, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At July 4, 2009 and January 3, 2009, the Company had no borrowings under these European revolving trade accounts receivable-backed financing facilities. The Euro 107 million facility matures in July 2010. The Euro 70 million facility was amended in the first quarter of 2009, which reduced the borrowing capacity from Euro 132 million and extended the maturity of the facility to April 2010.
     The Company also has two revolving trade accounts receivable-backed factoring facilities in EMEA, which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $98,000, and Euro 90 million, or approximately $126,000, respectively, at July 4, 2009. These facilities require certain commitment fees, and borrowings under both facilities incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At July 4, 2009 and January 3, 2009, the Company had no borrowings outstanding under these European factoring facilities. In May 2009, the maturity dates of these facilities were extended from March 2010 to May 2013.
     The Company’s U.S. and Asia-Pacific revolving trade accounts receivable-backed financing facilities bear interest at variable rates based on designated commercial paper rates and local reference rates, respectively, plus a predetermined fixed margin. The interest rates of the Company’s revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also reset regularly. The carrying amount of all these facilities approximate their fair value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for the Company’s credit profile. The Company’s $250,000 senior unsecured term loan bears interest at a rate based on LIBOR plus a margin. The LIBOR rate of this facility resets monthly. The margin, which is generally fixed, may be adjusted based on the Company’s debt ratings and leverage ratio. Such adjustments would reflect the Company’s credit profile and would be deemed to result in interest rates materially consistent with available market rates. The Company entered into an interest rate swap agreement for $200,000 of the above term loan principal amount, the effect of which was to swap the LIBOR portion for $200,000 of the floating-rate obligation for a fixed-rate obligation. The Company accounts for the interest rate swap agreement as a cash flow hedge. At July 4, 2009 and January 3, 2009, the mark-to-market value of the interest rate swap amounted to $10,397 and $11,754, respectively, and was recorded as an increase to the Company’s outstanding debt with a corresponding adjustment to other comprehensive loss. As such, the carrying value of the debt approximates its fair value. The margin related to the unhedged principal of $50,000 of the senior unsecured term loan adjusts regularly based on LIBOR plus a margin based on the Company’s debt ratings and leverage ratio. As such, the carrying value of the variable rate portion of the debt approximates its fair value.
Note 11 — Income Tax
     At July 4, 2009, the Company had gross unrecognized tax benefits of $13,967 compared to $11,223 at January 3, 2009, representing a net increase of $2,744 during the first half of 2009. Substantially all of the gross unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate in the period of recognition. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by the Company totaled $1,750 and $1,847 at July 4, 2009 and January 3, 2009, respectively.
     The Company conducts business globally and, as a result, the Company and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) concluded its audit of the Company’s federal income tax return for the tax years through 2003. During the second quarter of 2009, the Company received a final Revenue Agent Report covering the IRS audit of tax years 2004 through 2005, which resulted in no material impact to the Company’s tax provision. Additionally, a number of state and foreign examinations are also currently ongoing. It is possible that these examinations may be resolved within 12 months. However, the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
Note 12 — Segment Information
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
     Geographic areas in which the Company operates currently include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Israel, Italy, The Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and the Company’s Latin American export operations in Miami). During the quarter, the Company completed the exit of its broad line distribution business in Finland and Norway. The Company also completed the sale of its broad line distribution operations in Denmark.
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales:
North America	$2,743,815	$3,518,983	$5,516,621	$6,809,164
EMEA	2,011,605	2,955,209	4,277,774	6,021,578
Asia-Pacific	1,501,178	1,904,144	2,885,824	3,717,573
Latin America	322,000	438,279	643,463	845,617

Total	$6,578,598	$8,816,615	$13,323,682	$17,393,932

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Income from operations:
North America	$9,121	$44,380	$21,912	$84,969
EMEA	10,228	15,669	25,346	42,448
Asia-Pacific	22,794	32,699	36,624	65,240
Latin America	5,162	7,232	10,215	15,055
Stock-based compensation expense	(6,312)	(6,749)	(7,858)	(15,197)

Total	$40,993	$93,231	$86,239	$192,515

Capital expenditures:
North America	$12,089	$11,776	$31,221	$19,090
EMEA	2,337	1,939	3,255	4,185
Asia-Pacific	938	1,202	1,927	2,515
Latin America	97	178	284	228

Total	$15,461	$15,095	$36,687	$26,018

Depreciation and amortization:
North America	$9,514	$9,395	$18,134	$18,144
EMEA	3,980	4,321	7,590	8,532
Asia-Pacific	3,226	3,782	6,250	7,159
Latin America	580	505	1,171	1,058

Total	$17,300	$18,003	$33,145	$34,893

	As of
	July 4,	January 3,
	2009	2009
Identifiable assets:
North America	$2,850,156	$2,827,736
EMEA	2,431,069	2,739,600
Asia-Pacific	1,155,069	1,103,040
Latin America	366,352	413,097

Total	$6,802,646	$7,083,473

Note 13 — Commitments and Contingencies
     The Company’s Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although the Company believes it has valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel, it is the Company’s opinion that it is probable that it may be required to pay all or some of these taxes and the Company had established a liability for these taxes through December 2005. Legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. The amount of the liability at July 4, 2009 and January 3, 2009 was 45.2 million Brazilian reais at both dates (approximately $23,235 and $19,420 at July 4, 2009 and January 3, 2009, respectively, based on the exchange rate prevailing on that date of 1.947 and 2.330 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, the Company continues to believe that it has valid defenses to the assessment of interest and penalties, which as of July 4, 2009 potentially amount to approximately $17,100 and $17,400, respectively, based on the exchange rate prevailing on that date of 1.947 Brazilian reais to the U.S. dollar. Therefore, the Company currently does not anticipate establishing an additional reserve for interest and penalties. The Company will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, the Company can make no assurances that it will ultimately be successful in defending any such assessments, if made.

     In December 2007, the Sao Paulo Municipal Tax Authorities assessed the Company’s Brazilian subsidiary a commercial service tax based upon its sales and licensing of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais (approximately $28,300 based upon a July 4, 2009 exchange rate of 1.947 Brazilian reais to the U.S. dollar). Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 61.1 million Brazilian reais (approximately $31,400) at July 4, 2009. The authorities could make further tax assessments for the period after 2006, which may be material. It is management’s opinion, after consulting with counsel, that the Company’s subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and the Company therefore has not recorded a charge for the assessment. After seeking relief in administrative proceedings, the Company is now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require the Company to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, the Company can make no assurances that it will ultimately be successful in its defense of this matter.
     On May 12, 2009, the SEC announced its acceptance of the Company’s offer of $15,000 to settle the issues raised in the SEC’s “Wells Notice” of May 2007, pertaining to transactions with McAfee Inc. (formerly Network Associates Inc.) during 1998 to 2000. Without admitting or denying any wrongdoing, as part of the settlement the Company entered into an administrative cease and desist order with the SEC on May 12, 2009. The Company had fully reserved for estimated losses in the amount of $15,000 relating to these issues during the third quarter of 2007.
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
Note 14 — New Accounting Standards
     In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the accounting for variable interest entities (“VIEs”). The amendments change the process how an enterprise determines which party consolidates a VIE to primarily qualitative analysis. FAS 167 also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of FAS 167, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. FAS 167 will be effective for the Company beginning January 3, 2010 (the first day of fiscal 2010). Early application is prohibited. The Company does not expect that adoption of FAS 167 will have a material effect on the Company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“FAS 166”). FAS 166 limits the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by FAS 166. FAS 166 will be effective for the Company beginning January 3, 2010 (the first day of fiscal 2010). Early application is prohibited. The Company does not expect that the adoption of FAS 166 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“FAS 165”). FAS 165 provides guidance on management’s assessment of subsequent events, and incorporates this guidance into accounting literature. FAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of the provisions of FAS 165 did not have a material impact on the Company’s consolidated financial statements.

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
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been negatively affected by the difficult conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future and may be heightened in the relative near term given the severe economic weakness that currently exists in most of the markets in which we operate. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and/or to recover our costs of doing business, including recovery of freight costs. We have also strived to improve our profitability through our diversification of product offerings, including our presence in adjacent product categories such as consumer electronics and automatic identification/data capture and point-of-sale, or AIDC/POS, and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on trade credit from vendors, available cash and debt for our working capital needs.
     We have complemented our internal growth initiatives with strategic business acquisitions. We have expanded our value-added distribution of mobile data and AIDC/POS solutions over the past few years through acquisitions of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia-Pacific and Nimax in North America. We have similarly expanded through acquisitions into other strategic distribution opportunities including AVAD, the leading distributor for solution providers and custom installers serving the home automation and entertainment market in the U.S.; DBL Distributing Inc., a leading distributor of consumer electronics accessories in the U.S.; and VPN Dynamics and Securematics, which expanded our networking product and services offerings in the U.S. To strengthen our capabilities in the high-end enterprise solutions market in Asia-Pacific, we acquired the distribution business of Value Added Distributors Limited, or VAD, during the thirteen weeks ended July 4, 2009.
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and twenty-six-week periods indicated (in millions).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 4,		June 28,		July 4,		June 28,
	2009		2008		2009		2008
Net sales by geographic region:
North America	$2,744	41.7%	$3,519	39.9%	$5,517	41.4%	$6,809	39.1%
EMEA	2,012	30.6	2,955	33.5	4,278	32.1	6,022	34.6
Asia-Pacific	1,501	22.8	1,904	21.6	2,886	21.7	3,717	21.4
Latin America	322	4.9	439	5.0	643	4.8	846	4.9

Total	$6,579	100.0%	$8,817	100.0%	$13,324	100.0%	$17,394	100.0%

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 4,		June 28,		July 4,		June 28,
	2009		2008		2009		2008

Operating income and operating margin by geographic region:
North America	$9.1	0.33%	$44.4	1.26%	$21.9	0.40%	$85.0	1.25%
EMEA	10.2	0.51	15.7	0.53	25.3	0.59	42.4	0.70
Asia-Pacific	22.8	1.52	32.7	1.72	36.6	1.27	65.2	1.75
Latin America	5.2	1.60	7.2	1.65	10.2	1.59	15.1	1.78
Stock-based compensation expense	(6.3)	—	(6.8)	—	(7.8)	—	(15.2)	—

Total	$41.0	0.62%	$93.2	1.06%	$86.2	0.65%	$192.5	1.11%

     Our income from operations for the thirteen weeks ended July 4, 2009 includes $7.4 million of charges ($21.6 million of charges for the twenty-six weeks ended July 4, 2009), comprised of $5.3 million of charges in North America ($11.5 million for the twenty-six weeks ended July 4, 2009), $1.5 million of charges in EMEA ($7.6 million for the twenty-six weeks ended July 4, 2009), $0.5 million of charges in Asia-Pacific ($2.3 million for the twenty-six weeks ended July 4, 2009), and $0.1 million of charges in Latin America ($0.2 million for the twenty-six weeks ended July 4, 2009) related to our reorganization and expense reduction programs as discussed in Note 9 to our consolidated financial statements. In addition, the thirteen and twenty-six-week periods ended July 4, 2009 include a goodwill impairment charge of $2.5 million in Asia-Pacific as discussed in Note 8 to our consolidated financial statements. Our income from operations for each of the 2008 periods presented above include $7.7 million of charges, comprised of $0.9 million of net charges in North America and $6.8 million of charges in EMEA, related to our reorganization and expense reduction programs.
     We sell finished products purchased from many vendors, but generated approximately 24% and 25% of our net sales for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	94.13	94.47	94.24	94.41

Gross profit	5.87	5.53	5.76	5.59
Operating expenses:
Selling, general and administrative	5.11	4.40	4.94	4.45
Impairment of goodwill	0.04	—	0.02	—
Reorganization costs	0.10	0.07	0.15	0.03

Income from operations	0.62	1.06	0.65	1.11
Other expense, net	0.10	0.12	0.11	0.14

Income before income taxes	0.52	0.94	0.54	0.97
Provision for income taxes	0.13	0.27	0.14	0.26

Net income	0.39%	0.67%	0.40%	0.71%

Results of Operations for the Thirteen Weeks Ended July 4, 2009 Compared to
Thirteen Weeks Ended June 28, 2008
     Our consolidated net sales decreased 25.4% to $6.58 billion for the thirteen weeks ended July 4, 2009, or second quarter of 2009, from $8.82 billion for the thirteen weeks ended June 28, 2008, or second quarter of 2008. The significant year-over-year decline in our regional and consolidated net sales is primarily due to the continued weak-overall macroeconomic environment and demand for technology products and services in substantially all of our business units in each region, and the translation impact of weaker foreign currencies. To a lesser extent, our year-over-year net sales levels were also negatively impacted by our focus on maintaining acceptable levels of return on invested capital and improving profitability on customer accounts, particularly in the second half of 2008. Reduced demand for technology products and services is expected to continue, and may worsen, over the near term. Net sales from our North American operations decreased 22.0% to $2.74 billion in the second quarter of 2009 from $3.52 billion in the second quarter of 2008. Net sales from our EMEA operations decreased 31.9% to $2.01 billion in the second quarter of 2009 from $2.96 billion in the second quarter of 2008. Our exit of the broad line distribution business in Finland and Norway, as well as the sale of the broad line distribution operations in Denmark, in the second quarter of 2009, negatively impacted EMEA’s net sales by approximately two-percentage points; partially offset by the increase in net sales of approximately one-percentage point related to the acquisitions of Eurequat SA and Intertrade A.F. AG in the fourth quarter of 2008. Net sales from our Asia-Pacific operations decreased 21.2% to $1.50 billion in the second quarter of 2009 from $1.90 billion in the second quarter of 2008. Net sales from our Latin American operations decreased 26.5% to $322 million in the second quarter of 2009 from $439 million in the second quarter of 2008. The translation impact of the strengthening U.S. dollar compared to most foreign currencies contributed approximately seven percentage-points of the year-over-year decline in consolidated net sales. At the regional level, the translation impact of the strengthening U.S. dollar compared to European, Asia-Pacific and Latin American currencies negatively impacted the regional net sales by approximately twelve, nine, and thirteen percentage-points, respectively.
     Gross margin improved 34-basis points to 5.87% in the second quarter of 2009 from 5.53% in the second quarter of 2008, driven primarily by our recent exit of under performing businesses, pursuing an improved mix of higher-margin accounts and products and enhancing service-based revenues. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. Increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total selling, general and administrative expenses, or SG&A expenses, decreased 13.2% to $336.3 million in the second quarter of 2009 from $387.6 million in the second quarter of 2008. The year-over-year decline was primarily attributable to the benefits of our expense reduction initiatives implemented over the past five quarters, as well as the translation effect of weaker foreign currencies compared to the U.S. dollar, which contributed approximately $27 million, or seven percentage-points of the change. SG&A as a percentage of revenues increased by 71 basis points to 5.11% in the second quarter of 2009 from 4.40% in the second quarter of 2008 primarily as a result of net sales declining at a more rapid pace than expense reductions.
     We previously announced that we are taking further actions to better align our expenses with declines in sales volume. These actions are expected to generate savings of approximately $100 million to $120 million annually, reaching the full run-rate by the time we exit 2009. As we enter the third quarter of 2009, we estimate we are realizing approximately half of these annualized savings, with the remainder expected to be achieved over the third and fourth quarters of 2009. Total restructuring and other related costs associated with these actions, which commenced in the fourth quarter of 2008, are expected to be towards the lower end of our previously disclosed range of charges of $45 million to $65 million. To date, we have incurred $28.4 million in charges associated with these actions. In the second quarter of 2009, we incurred a charge to reorganization costs of $6.4 million, or 0.10% of consolidated net sales, which consisted of: (a) $2.9 million of employee termination benefits for workforce reductions in all four regions ($1.2 million in North America, $1.1 million in EMEA, $0.5 million in Asia-Pacific and $0.1 million in Latin America), (b) $3.4 million for facility consolidations ($3.1 million in North America and $0.3 million in EMEA), and (c) $0.1 million for contract terminations primarily for equipment leases in North America. In the second quarter of 2009, we also incurred costs of approximately $1.0 million (0.02% of consolidated net sales), which were recorded in SG&A expenses, primarily consisted of accelerated depreciation of fixed assets related to the exit of facilities, retention and consulting costs associated with implementing the expense-reduction actions. In the second quarter of 2008, we incurred a net charge to reorganization costs of $6.6 million, consisting of $7.1 million of employee termination benefits for workforce reductions associated with our targeted reduction of administrative and back-office positions in North America and the restructuring of the regional headquarters in

EMEA, partially offset by a credit adjustment of $0.5 million for lower than expected costs to settle lease obligations for previous actions in North America. If the current economic downturn worsens or continues beyond 2009, we may pursue other business process and/or organizational changes in our business or we may expand the reorganization program described above, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future. However, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period.
     VAD and Vantex are strategic, but small, acquisitions which did not have a significant impact on the overall valuation of the Asia-Pacific reporting units performed in the fourth quarter of 2008. As such, the goodwill in this region was determined to be fully impaired. As discussed in Note 8 to our consolidated financial statements, in the second quarter of 2009, we recorded a charge of $2.5 million, or 0.04% of consolidated net sales, for the impairment of goodwill related to these acquisitions.
     Operating margin decreased 44-basis points to 0.62% in the second quarter of 2009 from 1.06% in the second quarter of 2008. Our consolidated operating margin for the second quarters of 2009 and 2008 included reorganization and program costs totaling approximately 0.11% and 0.09%, respectively, of consolidated net sales, as well as goodwill impairment of approximately 0.04% in the current period. The decline in our consolidated operating margin primarily reflects the significant decline in our net sales, offset partially by improvements in our gross margin and our efforts to date to reduce our cost structure through the previously described reorganization and other cost-reduction activities. As we continue to implement process improvements and other changes to improve profitability over the long-term, operating margins and/or sales may fluctuate significantly from quarter to quarter. Our North American operating margin decreased to 0.33% in the second quarter of 2009 from 1.26% in the second quarter of 2008. North America’s operating margin for the second quarters of 2009 and 2008 included reorganization and program costs totaling approximately 0.19% and 0.03%, respectively, of the region’s net sales. The region’s operating margin was negatively impacted by revenue declining at a greater rate than expense reductions, with its consumer electronics business impacted the most by the weak overall economy and even weaker housing and consumer spending. Our EMEA operating margin remained relatively flat year-over-year at 0.51% in the second quarter of 2009 compared to 0.53% in the second quarter of 2008. EMEA’s operating margin for the second quarters of 2009 and 2008 included reorganization and program costs totaling approximately 0.07% and 0.23%, respectively, of the region’s net sales. While weak European economies continue to dampen our sales, we mitigated the impact on profitability through targeted cost reduction actions, pricing discipline and adjustment to our mix of business. Our Asia-Pacific operating margin decreased to 1.52% in the second quarter of 2009 from 1.72% in the second quarter of 2008. Asia-Pacific’s operating margin for the second quarter of 2009 included reorganization and program costs, and goodwill impairment of approximately 0.04% and 0.17%, respectively, of the region’s net sales. Our Latin American operating margin decreased to 1.60% in the second quarter of 2009 from 1.65% in the second quarter of 2008. Latin America’s operating margin for the second quarter of 2009 included reorganization and program costs of approximately 0.02% of the region’s net sales. We were able to maintain reasonably consistent operating margins relative to the 2008 periods in the Asia-Pacific and Latin America regions through strong gross margins and by reducing our expenses before sales were affected by the weak economy, which was not as pronounced in those regions until the second half of 2008.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $6.7 million in the second quarter of 2009 compared to $10.8 million in the second quarter of 2008, primarily reflecting lower average borrowings and interest rates on borrowings, partially offset by foreign currency losses in the current year.
     The provision for income taxes was $8.9 million, or an effective tax rate of 26.0%, in the second quarter of 2009 compared to $23.5 million, or an effective tax rate of 28.5%, in the second quarter of 2008. The decrease in the effective tax rate in the second quarter of 2008 is primarily a function of shifts in the profit mix across geographies. Our effective tax rate includes the impact of not providing U.S. taxes on undistributed foreign earnings considered indefinitely reinvested. During the second quarter of 2009, the Obama administration announced several proposals to reform the U.S. tax rules, including proposals that, if adopted, could result in a reduction or elimination of the deferral of U.S. income tax on certain types of unrepatriated earnings, potentially requiring such earnings to be taxed at the U.S. federal income tax rate. Our future reported financial results could be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

Results of Operations for the Twenty-six Weeks Ended July 4, 2009 Compared to
Twenty-six Weeks Ended June 28, 2008
     Our consolidated net sales decreased 23.4% to $13.32 billion for the twenty-six weeks ended July 4, 2009, or the first six months of 2009, from $17.39 billion for the twenty-six weeks ended June 28, 2008, or the first six months of 2008. Net sales from our North American operations decreased 19.0% to $5.52 billion in the first six months of 2009 from $6.81 billion in the first six months of 2008. Net sales from our EMEA operations decreased 29.0% to $4.28 billion in the first six months of 2009 from $6.02 billion in the first six months of 2008. Net sales from our Asia-Pacific operations decreased 22.4% to $2.89 billion in the first six months of 2009 from $3.72 billion in the first six months of 2008. Net sales from our Latin American operations decreased 23.9% to $643 million in the first six months of 2009 from $846 million in the first six months of 2008. The significant year-over-year decline in our consolidated net sales, as well as our regional net sales, is primarily attributable to the same factors discussed in our quarterly net sales above. The translation impact of the strengthening U.S. dollar compared to most foreign currencies contributed approximately seven percentage-points of the year-over-year decline in consolidated net sales. The translation impact of the strengthening U.S. dollar compared to European, Asia-Pacific and Latin American currencies negatively impacted the regional net sales by approximately 13, 11 and 16 percentage-points, respectively.
     Gross margin improved 17-basis points to 5.76% in the first six months of 2009 compared to 5.59% in the first six months of 2008. As discussed previously in our discussion of second quarter results, the current period improvement in gross margins is driven primarily by balanced pricing discipline and improved mix of higher margin business, including our fee-for-service logistics business.
     Total SG&A expenses decreased 14.9% to $658.3 million in the first six months of 2009 from $773.8 million in the first six months of 2008. The year-over-year decline was primarily attributable to the translation effect of weaker foreign currencies compared to the U.S. dollar of approximately $51 million, or six percentage-points, as well as the benefit of our expense-reduction initiatives implemented over the past five quarters. Stock-based incentive compensation in the first six months of 2009 is also $7.3 million lower than the first six months of 2008. SG&A as a percentage of revenues increased 49-basis points to 4.94% of net sales in the second quarter of 2009 from 4.45% in the second quarter of 2008, primarily as a result of net sales declining at a more rapid pace than expense reductions.
     In the first six months of 2009, we incurred a charge to reorganization costs of $20.1 million, or 0.15% of consolidated net sales, which consisted of: (a) $14.8 million of employee termination benefits for workforce reductions in all four regions ($6.5 million in North America, $5.8 million in EMEA, $2.3 million in Asia-Pacific and $0.2 million in Latin America), (b) $4.6 million for facility consolidations ($3.1 million in North America and $1.5 million in EMEA), and (c) $0.7 million for contract terminations primarily for equipment leases in North America. SG&A expense for the first six months of 2009 also includes approximately $1.5 million (0.01% of consolidated net sales) of program costs — primarily retention and consulting costs — associated with implementing the expense-reduction actions. The first six months of 2008 included the $6.6 million (0.04% of consolidated net sales) net charge to reorganization costs in the second quarter of 2008 as previously discussed, as well as $1.1 million of consulting and other costs associated with the reorganization program charged to SG&A expense.
     As discussed in Note 8 to our consolidated financial statements, in the first six months of 2009, we recorded a charge of $2.5 million, or 0.02% of consolidated net sales, for the impairment of goodwill related to these acquisitions.
     Operating margin decreased 46-basis points to 0.65% in the first six months of 2009 from 1.11% in the first six months of 2008. Our consolidated operating margin for the first six months of 2009 and 2008 included reorganization and program costs totaling approximately 0.16% and 0.04%, respectively, of net sales, as well as a charge for goodwill impairment of approximately 0.02% in the current period. Our North American operating margin decreased to 0.40% in the first six months of 2009 from 1.25% in the first six months of 2008. North America’s operating margin for the first six months of 2009 and 2008 included reorganization and program costs totaling approximately 0.21% and 0.01%, respectively, of the region’s net sales. Our EMEA operating margin decreased to 0.59% in the first six months of 2009 from 0.70% in the first six months of 2008. EMEA’s operating margin for the first six months of 2009 and 2008 included reorganization and program costs totaling approximately 0.18% and 0.11%, respectively, of the region’s net sales. Our Asia-Pacific operating margin decreased to 1.27% in the first six months of 2009 from 1.75% in the first six months of 2008. Asia-Pacific’s operating margin for the first six months of 2009 included reorganization and program costs and a goodwill impairment of approximately 0.08%

and 0.09%, respectively, of the region’s net sales. Our Latin American operating margin decreased to 1.59% in the first six months of 2009 from 1.78% in the first six months of 2008. Latin America’s operating margin for the first six months of 2009 included reorganization and program costs of approximately 0.04% of the region’s net sales. The overall declines in our operating margins are primarily attributable to the same factors as discussed in our quarterly operating margins above.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $14.4 million in the first six months of 2009 compared to $23.5 million in the first six months of 2008. The decrease in net other expense is primarily attributable to the same factors discussed above for the second quarters of 2009 and 2008.
     The effective tax rate was 26.5%, in the first six months of 2009 compared to 27.2% in the first six months of 2008. The year-over-year change in the effective tax rate is primarily a function of shifts in the profit mix across geographies.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	general deterioration in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics related services in the fourth quarter, which affects our operating expenses and margins;

•	changes in product mix, including entry or expansion into certain new markets, as well as the exit or retraction of certain business;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts receivable, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions we make;

•	the occurrence of unexpected events or the resolution of existing uncertainties, including but not limited to, litigation, regulatory matters, or uncertain tax positions;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.
     These historical variations in our business may not be indicative of future trends in the near term, particularly in light of the current weak global economic environment. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, borrowings under various revolving trade accounts receivable-backed financing programs, our senior unsecured term loan, revolving credit and other facilities, and trade and supplier credit. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, partially financed by vendor trade accounts payable. As a general rule, when sales volumes are decreasing, our net investment in working capital dollars typically declines, which would generally result in increased cash flow generated from operating activities. Conversely, when sales volume increases, our net investment in working capital increases, which would generally result in decreases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first six months of 2009 and 2008.

     Our cash and cash equivalents totaled $1,315.8 million and $763.5 million at July 4, 2009 and January 3, 2009, respectively. The higher cash and cash equivalents level at July 4, 2009 compared to January 3, 2009, primarily reflects the positive cash flow that results from lower working capital requirements associated with the lower volume of business in the second quarter of 2009 compared to the fourth quarter of 2008 and a lower number of days of working capital invested, coupled with the ongoing generation of profits from the business excluding non-cash items. The lower volume of business in the second quarter of 2009 reflects the current weak economic environment and seasonal trends whereby our fourth quarter is generally stronger than the second quarter. While we have closely managed our overall working capital investment in this difficult economic environment, the current exceptionally low level of working capital days achieved as of July 4, 2009 is outside our historical range and is not expected to be sustained.
     Net cash provided by operating activities was $700.6 million for the first six months of 2009 compared to $319.0 million for the first six months of 2008. Our cash flows from operations are significantly affected by net working capital (accounts receivable and inventory, less accounts payable and cash overdrafts) required to support our volume of business as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory, and payments to vendors. The net cash provided by operating activities in the first six months of 2009 and 2008 principally reflect our net income and the decreases in our net working capital. The decrease in net working capital in the first six months of 2009 reflects the seasonally lower volume of business in the second quarter compared to the fourth quarter of the previous year and a reduction of our net days of working capital, largely due to favorable timing of payments to vendors at the end of the second quarter. The decrease in net working capital in the first six months of 2008 primarily reflects the seasonally lower volume of business in the second quarter compared to the fourth quarter of the previous year, partially offset by a slight increase in our net days of working capital largely due to slower movement of inventory with the onset of the economic decline in the first six months of 2008. Both periods reflect large inflows from reduced trade accounts receivable, which is a function of strong collection efforts and reduced sales volumes due to seasonal and economic factors. Although the current economy demands even greater rigor than normal on granting credit to customers, the decline in trade accounts receivable is not a function of any broad reductions in payment terms granted to customers or any other systematic changes in customers’ terms and conditions.
     Net cash used by investing activities was $51.5 million for the first six months of 2009 compared to net cash provided by financing activities of $4.3 million for the first six months of 2008. The net cash used by investing activities in the first six months of 2009 was primarily due to capital expenditures and the acquisitions of VAD and Vantex in Asia-Pacific. The year-over-year increase in capital expenditures is primarily a result of expected investments in 2009 to support our underlying infrastructure and IT systems. The net cash provided by investing activities for the first six months of 2008 was primarily due to the collection of the short-term collateral deposits on financing activities, partially offset by capital expenditures.
     Net cash used by financing activities was $113.9 million for the first six months of 2009 compared to $166.0 million for the first six months of 2008. The net cash used by financing activities in the first six months of 2009 primarily reflects the net repayment of $135.9 million for our revolving credit facilities enabled by the overall operational cash generation described above, partially offset by $19.6 million in proceeds from the exercise of stock options. The net cash used by financing activities for the first six months of 2008 primarily reflects our repurchase of $134.3 million of Class A Common Stock and the net repayments of $41.6 million on our revolving credit facilities, partially offset by $9.6 million in proceeds from the exercise of stock options.
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

Capital Resources
     We have maintained a conservative capital structure which we believe will serve us well in the current weak economic environment. We have a range of corporate finance facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2013. A significant portion of our cash and cash equivalents balance (including trade receivables collected and/or monies set aside for payment to creditors) at July 4, 2009 and January 3, 2009 resides in our operations outside of the U.S. and are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, provide sufficient resources to meet our present and future working capital and cash requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”), for at least the next twelve months. However, the capital and credit markets can be volatile limiting our ability to replace, in a timely manner, maturing credit facilities on terms acceptable to us, or at all, or affecting our ability to access committed capacities due to the inability of our finance partners to meet their commitments to us. In addition, we are exposed to risk of loss on funds deposited with various financial institutions or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.
     We have a revolving trade accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this facility is dependent on designated commercial paper rates plus a predetermined margin. At July 4, 2009 and January 3, 2009, we had borrowings of $0 and $69.0 million, respectively, under this revolving trade accounts receivable-backed financing program in the U.S. At our option, the program may be increased to as much as $650 million at any time prior to its maturity date of July 2010.
     We have two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $150 million, and Euro 70 million, or approximately $98 million, at July 4, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At July 4, 2009 and January 3, 2009, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities. The Euro 107 million facility matures in July 2010. The Euro 70 million facility was amended in the first quarter of 2009 reducing the borrowing capacity from Euro 132 million and extending the maturity of the facility to April 2010.
     We also have two revolving trade accounts receivable-backed factoring facilities in EMEA which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $98 million, and Euro 90 million, or approximately $126 million, respectively, at July 4, 2009. These facilities require certain commitment fees, and borrowings under both facilities incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At July 4, 2009 and January 3, 2009, we had no borrowings outstanding under these European trade accounts receivable-backed factoring facilities. In May 2009, the maturity dates of these facilities were extended from March 2010 to May 2013.
     We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 210 million Australian dollars, or approximately $167 million at July 4, 2009, of borrowing capacity. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At July 4, 2009 and January 3, 2009, we had borrowings of $6.6 million and $29.0 million, respectively, under this Asia-Pacific multi-currency revolving trade accounts receivable-backed financing facility. This facility matures in September 2011.
     Our ability to access financing under all our trade accounts receivable-backed financing and factoring programs in North America, EMEA and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable, or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. At July 4, 2009, our actual aggregate available capacity under these programs was approximately $1.07 billion based on eligible trade accounts receivable available, against which we had $6.6 million of borrowings at the end of the quarter. Even if we do not borrow, or choose not to borrow to the full available capacity of certain facilities, most of our trade accounts receivable-based financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At July 4, 2009, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1.41 billion. Our two revolving trade accounts receivable-backed financing facilities in EMEA are also affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, we could lose access to all or part of our financing with respect to the EMEA facility maturing in April 2010, if our authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.
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
     In connection with the senior unsecured term loan facility, we entered into an interest rate swap agreement for $200 million of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3.1 million quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan discussed above. We account for the interest rate swap agreement as a cash flow hedge. At July 4, 2009, the mark-to-market value of the interest rate swap amounted to $10.4 million, which is recorded in other comprehensive income with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $260.4 million.
     We have a $275 million revolving senior unsecured credit facility with a bank syndicate in North America which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At July 4, 2009 and January 3, 2009, we had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At July 4, 2009 and January 3, 2009, letters of credit of $9.0 million and $9.1 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 20 million Australian dollar, or approximately $16 million at July 4, 2009, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At July 4, 2009 and January 3, 2009, we had no borrowings under this facility.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $739 million at July 4, 2009. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At July 4, 2009 and January 3, 2009, we had approximately $67.6 million and $118.6 million, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.1% per annum at both July 4, 2009 and January 3, 2009. At July 4, 2009 and January 3, 2009, letters of credit totaling approximately $22.9 million and $31.6 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
     Except for the extension of our Euro 132 million facility at a reduced borrowing capacity of Euro 70 million, and the extension of our 60 million British pound sterling and Euro 90 million facilities to May 2013, there have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009.

Covenant Compliance
     We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At July 4, 2009, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the twenty-six weeks ended July 4, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2009.
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
Part II. Other Information
Item 1. Legal Proceedings
     Our Brazilian subsidiary has been assessed for commercial taxes on our purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel, it is our opinion that it is probable that we may be required to pay all or some of these taxes and we had established a liability for these taxes through December 2005. Legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. The amount of the liability at July 4, 2009 and January 3, 2009 was 45.2 million Brazilian reais at both dates (approximately $23.2 million and $19.4 million at July 4, 2009 and January 3, 2009, respectively, based on the exchange rate prevailing on that date of 1.947 and 2.330 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of July 4, 2009 potentially amount to approximately $17.1 million and $17.4 million, respectively, based on the exchange rate prevailing on that date of 1.947 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

     In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sales and licensing of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais (approximately $28.3 million based upon a July 4, 2009 exchange rate of 1.947 Brazilian reais to the U.S. dollar). Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 61.1 million Brazilian reais (approximately $31.4 million) at July 4, 2009. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.
     On May 12, 2009, the United States Securities and Exchange Commission (“SEC”) announced its acceptance of our offer of $15 million to settle the issues raised in the SEC’s “Wells Notice” of May 2007, pertaining to transactions with McAfee Inc. (formerly Network Associates Inc.) during 1998 to 2000. Without admitting or denying any wrongdoing, as part of the settlement we entered into an administrative cease and desist order with the SEC on May 12, 2009. We had fully reserved for estimated losses in the amount of $15 million relating to these issues during the third quarter of 2007.
     We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contained a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of the Company and our subsidiary. That decision has been appealed by the plaintiff. We have filed a motion to dismiss in the Krys action which is pending before the trial court. We intend to continue vigorously defending these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
a)	The Annual Meeting of the Shareholders was held on June 3, 2009.

b)	The election of three directors was submitted for a vote at the Annual Meeting. The following table lists the individuals and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, for three such individuals elected to the Board of Directors for a term of three years set to expire at the annual meeting of shareholders in 2012 (Messrs. Ingram, Laurance and Schulmeyer).

Nominee		Number of Votes
John R. Ingram	For	148,797,749
	Withheld/Against	2,969,061
	Abstentions and Broker Non-Votes	N/A

Dale R. Laurance	For	149,496,060
	Withheld/Against	2,270,750
	Abstentions and Broker Non-Votes	N/A

Gerhard Schulmeyer	For	149,490,381
	Withheld/Against	2,276,429
	Abstentions and Broker Non-Votes	N/A
Orrin H. Ingram II, Michael T. Smith, Gregory M.E. Spierkel, and Joe B. Wyatt are continuing directors whose terms of office expire at the annual meeting of shareholders in 2010. Howard I. Atkins, Leslie S. Heisz, and Linda Fayne Levinson are continuing directors whose terms of office expire at the annual meeting of shareholders in 2011. Martha R. Ingram, whose term of office was set to expire at the annual meeting of shareholders in 2011, retired on June 3, 2009.
c)	At the Annual Meeting, the proposal on ratification of selection of PricewaterhouseCoopers LLP as Ingram Micro’s independent registered public accounting firm for the current year was approved and received the following votes:
For: 150,700,043  Against: 1,045,091  Abstain: 21,676  Broker No Votes: N/A
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

99.1	Alain Maquet’s Promotion Letter

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.
By:	/s/ William D. Humes
	Name:	William D. Humes
	Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 12, 2009

EXHIBIT INDEX

No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

99.1	Alain Maquet’s Promotion Letter