Form 10-Q
period 2009-10-03
INGRAM MICRO INC
filed 2009-11-10
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-12203
Ingram Micro Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1644402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1600 E. St. Andrew Place, Santa Ana, California 92705-4926
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
Yes ☐ No ☑
The Registrant had 163,619,035 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 3, 2009.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	October 3,	January 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,229,918	$763,495
Trade accounts receivable (less allowances of $81,032 and $73,638)	3,174,702	3,179,455
Inventory	2,206,997	2,306,617
Other current assets	384,907	425,270

Total current assets	6,996,524	6,674,837

Property and equipment, net	214,470	202,142
Other assets	222,337	206,494

Total assets	$7,433,331	$7,083,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,647,125	$3,427,362
Accrued expenses	402,268	485,573
Current maturities of long-term debt	159,153	121,724

Total current liabilities	4,208,546	4,034,659

Long-term debt, less current maturities	276,657	356,664
Other liabilities	60,607	36,305

Total liabilities	4,545,810	4,427,628

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 178,802,245 and 176,582,434 shares issued and 163,619,035 and 161,330,221 shares outstanding at October 3, 2009 and January 3, 2009, respectively	1,788	1,766
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,187,953	1,145,145
Treasury stock, 15,183,210 and 15,252,213 shares at October 3, 2009 and January 3, 2009, respectively	(244,956)	(246,314)
Retained earnings	1,775,672	1,680,557
Accumulated other comprehensive income	167,064	74,691

Total stockholders’ equity	2,887,521	2,655,845

Total liabilities and stockholders’ equity	$7,433,331	$7,083,473

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales	$7,384,574	$8,283,703	$20,708,256	$25,677,635

Cost of sales	6,982,664	7,830,847	19,539,237	24,251,850

Gross profit	401,910	452,856	1,169,019	1,425,785

Operating expenses:
Selling, general and administrative	331,725	376,784	989,985	1,150,585
Impairment of goodwill	—	—	2,490	—
Reorganization costs	7,004	3,614	27,124	10,227

	338,729	380,398	1,019,599	1,160,812

Income from operations	63,181	72,458	149,420	264,973

Other expense (income):
Interest income	(2,574)	(5,949)	(7,254)	(13,680)
Interest expense	7,433	15,647	20,468	48,889
Net foreign currency exchange loss (gain)	728	1,673	4,362	(2,130)
Other	1,186	797	3,563	2,567

	6,773	12,168	21,139	35,646

Income before income taxes	56,408	60,290	128,281	229,327

Provision for income taxes	14,102	13,916	33,166	59,963

Net income	$42,306	$46,374	$95,115	$169,364

Basic earnings per share	$0.26	$0.28	$0.59	$1.01

Diluted earnings per share	$0.25	$0.27	$0.58	$0.99

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	October 3,	September 27,
	2009	2008
Cash flows from operating activities:
Net income	$95,115	$169,364
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,483	52,339
Impairment of goodwill	2,490	—
Stock-based compensation	14,785	15,529
Excess tax benefit from stock-based compensation	(3,407)	(1,378)
Noncash charges for interest and other compensation	225	260
Deferred income taxes	2,387	13,318
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	20,616	763,896
Inventory	111,464	234,695
Other current assets	38,662	39,571
Accounts payable	222,109	(642,445)
Change in book overdrafts	(18,291)	(13,812)
Accrued expenses	(58,676)	(137,293)

Cash provided by operating activities	478,962	494,044

Cash flows from investing activities:
Purchases of property and equipment	(46,959)	(44,392)
Sale of (investments in) marketable trading securities	981	(1,895)
Collection of short-term collateral deposits on financing arrangements	3,270	35,000
Acquisitions, net of cash acquired	(18,458)	(4,249)

Cash used by investing activities	(61,166)	(15,536)

Cash flows from financing activities:
Proceeds from exercise of stock options	26,636	23,028
Repurchase of Class A Common Stock	—	(169,123)
Excess tax benefit from stock-based compensation	3,407	1,378
Proceeds from senior unsecured term loan	—	250,000
Net repayments on revolving credit facilities	(42,781)	(315,868)

Cash used by financing activities	(12,738)	(210,585)

Effect of exchange rate changes on cash and cash equivalents	61,365	(40,311)

Increase in cash and cash equivalents	466,423	227,612

Cash and cash equivalents, beginning of period	763,495	579,626

Cash and cash equivalents, end of period	$1,229,918	$807,238

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 1 – Organization and Basis of Presentation
     Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Middle East and Africa (“EMEA”), Asia-Pacific and Latin America.
     The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of October 3, 2009, our consolidated results of operations for the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008, and our consolidated cash flows for the thirty-nine weeks ended October 3, 2009 and September 27, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2009. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 3, 2009 may not be indicative of the consolidated results of operations that can be expected for the full year. We have evaluated subsequent events through November 10, 2009, the date of issuance of our Form 10-Q for the quarter ended October 3, 2009.
     Book Overdrafts
     Book overdrafts of $296,742 and $315,033 as of October 3, 2009 and January 3, 2009, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor our book overdraft balances as of October 3, 2009 and January 3, 2009, or any balance on any given date.
Note 2 – Share Repurchases
     In November 2007, our Board of Directors authorized a share repurchase program, through which we may purchase up to $300,000 of our outstanding shares of common stock, over a three-year period. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. In light of the current economic environment, we did not have any share repurchases during the thirty-nine weeks ended October 3, 2009. However, we may repurchase shares under the program in the future without prior notice. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. The repurchases will be funded with available borrowing capacity and cash.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. The stock repurchase and issuance activity during the thirty-nine weeks ended October 3, 2009 and September 27, 2008 is summarized as follows:

	Shares	Weighted	Amount
	Repurchased	Average	Repurchased
	(Issued)	Price Per Share	(Issued)
Cumulative balance at January 3, 2009	15,252,213	$16.15	$246,314
Issued shares of common stock	(69,003)	19.67	(1,358)

Cumulative balance at October 3, 2009	15,183,210	16.13	$244,956

Cumulative balance at December 29, 2007	1,301,491	$19.26	$25,061
Repurchase of shares of common stock	10,056,300	16.82	169,123

Cumulative balance at September 27, 2008	11,357,791	17.10	$194,184

Note 3 – Earnings Per Share
     We report a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock awards and other commitments to issue common stock were exercised, using the treasury stock method or the if-converted method, where applicable.
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net income	$42,306	$46,374	$95,115	$169,364

Weighted average shares	163,521,773	165,408,159	162,558,858	167,798,623

Basic EPS	$0.26	$0.28	$0.59	$1.01

Weighted average shares, including the dilutive effect of stock-based awards (3,216,852 and 3,931,922 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively, and 2,161,521 and 3,463,357 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively)	166,738,625	169,340,081	164,720,379	171,261,980

Diluted EPS	$0.25	$0.27	$0.58	$0.99

     There were approximately 6,502,000 and 3,553,000 stock-based awards for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively, and 9,697,000 and 6,292,000 stock-based awards for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 4 – Stock-Based Compensation
     We currently have a single equity incentive-based plan approved by our stockholders, the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of equity-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. Under the 2003 Plan, the existing authorized pool of shares available for grant was converted to a fungible pool, whereas the authorized share limit will be reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock appreciation right. We grant restricted stock and restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vests over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years.
     Starting in 2009, the performance measures for restricted stock and restricted stock units are based on economic profit and profit before tax, whereas in previous years, they were based on earnings growth and return on invested capital. The aggregate of restricted stock and restricted stock units granted were 24,000 and 36,000 during the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively, and 3,425,000 and 1,737,000 during the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. No stock options were granted during the thirteen weeks ended October 3, 2009. During the thirteen weeks ended September 27, 2008, there were 16,000 stock options granted. Stock options granted during the thirty-nine weeks ended October 3, 2009 and September 27, 2008 were 141,000 and 1,334,000, respectively. As of October 3, 2009, approximately 3,957,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended October 3, 2009 was $6,927 and the related income tax benefit was approximately $1,700, while the stock-based compensation expense for the thirteen weeks ended September 27, 2008 was $331 with an associated income tax expense during the quarter of $117. Stock-based compensation expense for the thirty-nine weeks ended October 3, 2009 and September 27, 2008 was $14,785 and $15,529, respectively, and the related income tax benefit was approximately $3,800 and $4,030, respectively.
     During the thirteen weeks ended October 3, 2009 and September 27, 2008, a total of 564,000 and 925,000 stock options, respectively, were exercised, and 23,000 and 18,000 restricted stock and restricted stock units vested, respectively. During the thirty-nine weeks ended October 3, 2009 and September 27, 2008, a total of 2,233,000 and 1,570,000 stock options, respectively, were exercised, and 80,000 and 514,000 restricted stock and restricted stock units vested, respectively. During the thirty-nine weeks ended October 3, 2009, the Human Resources Committee of the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 394,000 restricted stock units.
Note 5 – Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net income	$42,306	$46,374	$95,115	$169,364
Changes in other comprehensive income (loss)	58,504	(119,156)	92,373	(42,058)

Comprehensive income (loss)	$100,810	$(72,782)	$187,488	$127,306

     Accumulated other comprehensive income included in stockholders’ equity totaled $167,064 and $74,691 at October 3, 2009 and January 3, 2009, respectively, and consisted primarily of cumulative foreign currency translation adjustments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 6 – Derivative Financial Instruments
     Effective January 4, 2009, we adopted a standard issued by the Financial Accounting Standards Board (the “FASB”) intended to expand the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.
     The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	October 3,	January 3,	October 3,	January 3,
	2009	2009	2009	2009
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$7,583	$436,662	$324	$15,534

Accrued expenses
Foreign exchange contracts	436,779	—	(10,947)	—

Long-term debt
Interest rate swap contracts	200,000	200,000	(11,187)	(11,754)

	644,362	636,662	(21,810)	3,780

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	190,469	494,536	1,605	(1,076)

Accrued expenses
Foreign exchange contracts	399,760	287,252	(4,120)	(5,444)

	590,229	781,788	(2,515)	(6,520)

Total	$1,234,591	$1,418,450	$(24,325)	$(2,740)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.
     The net loss on our derivative instruments, including ineffectiveness, recognized in earnings for the thirteen and thirty-nine weeks ended October 3, 2009 was $26,481 and $66,103, respectively, which were largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized losses of $182 and $3,830, net of taxes, were recorded in accumulated other comprehensive income in our consolidated balance sheet for losses associated with our cash flow hedging transactions during the thirteen and thirty-nine weeks ended October 3, 2009, respectively.
     Cash Flow Hedges
     We have designated hedges consisting of an interest rate swap to hedge variable interest rates on a portion of the senior unsecured term loan, a cross-currency interest rate swap to hedge foreign currency denominated principal and interest payments related to intercompany loans, and foreign currency forward contracts to hedge certain anticipated foreign currency denominated intercompany expenses. In addition, we also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency denominated trade accounts receivable, accounts payable and intercompany loans.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 7 – Fair Value Measurements
     Our assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 — unobservable inputs that are not corroborated by market data.
     At October 3, 2009 and January 3, 2009, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $411,722 and $619,463, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $37,485 and $33,081, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $1,929 and $14,458, respectively, and derivative liabilities of $26,254 and $17,198, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized loss of $18,076 and $21,585 for the thirteen and thirty-nine weeks ended October 3, 2009, respectively, and a net unrealized gain of $37,159 and $9,004 for the thirteen and thirty-nine weeks ended September 27, 2008, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Note 8 – Goodwill and Acquisitions
     During the second quarter of 2009, we acquired the assets and liabilities of Value Added Distributors Limited (“VAD”) and Vantex Technology Distribution Limited (“Vantex”) in our Asia-Pacific region, which strengthened our capabilities in the high-end enterprise and automatic identification and data capture/point of sale (“AIDC/POS”) markets, respectively. Both entities were acquired for an aggregate cash price of $15,724 plus an estimated earn-out amount of $935, which have been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in goodwill of $2,490 and identifiable intangible assets of $6,364, primarily related to vendor and customer relationships, and trade names with estimated useful lives of 10 years. During the fourth quarter of 2008, we recorded an impairment of all of our goodwill as a result of the drastic decline in capital markets and the economy as a whole and the resulting impact on our valuation of regional reporting units. In light of the continued weak demand for technology products and services in Asia-Pacific and globally, our Asia-Pacific reporting unit fair value was below the carrying value of its assets. As such, we recorded a charge for the full impairment of the newly recorded goodwill from these two acquisitions in the second quarter of 2009.
     In May 2009, we paid the sellers of AVAD $2,500 to settle the previously accrued earn-out of $1,000 at January 3, 2009 and the balance to acquire certain trademark rights, which have been included in our identifiable intangible assets with estimated useful lives of 10 years.
     In 2008, we acquired Eurequat SA in France, Intertrade A.F. AG in Germany, Paradigm Distribution Ltd. in the United Kingdom and Cantechs Group in China, all distributors offering value-added distribution of AIDC/POS technologies and/or mobile data to solutions providers and system integrators. These acquisitions further expand our value-added distribution of AIDC/POS solutions in EMEA and in Asia-Pacific. These entities were acquired for an aggregate cash price of $12,347, including related acquisition costs, which has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $7,586, primarily related to vendor and customer relationships with estimated useful lives of 10 years. In 2009, we paid the sellers of Eurequat SA a partial payment of $234 under the earn-out provisions of the purchase agreement which was previously recorded as a payable at January 3, 2009.
     The aggregate gross carrying amounts of finite-lived identifiable intangible assets of $167,349 and $157,318 at October 3, 2009 and January 3, 2009, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $91,525 and $94,268 at October 3, 2009 and January 3, 2009, respectively. Amortization expense was $4,818 and $3,911 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively, and $12,787 and $11,976 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. The net identifiable intangible assets are recorded in other assets in the accompanying consolidated balance sheet.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     All acquisitions for the periods presented above were not material, individually or in aggregate, to us as a whole and therefore, pro-forma financial information has not been presented.
     In October 2009, we announced our intent to acquire the assets of Computacenter Distribution, the leading distributor of mid-tier enterprise products in the United Kingdom, which will strengthen our capabilities in the enterprise computing market in our EMEA region.
Note 9 – Reorganization and Expense-Reduction Program Costs
     We previously announced that we were taking further actions in all of our regions to align our level of operating expenses with declines in sales volume. We incurred charges for the thirteen weeks ended October 3, 2009 totaling $5,718 for reorganization costs ($25,687 for the thirty-nine weeks ended October 3, 2009) and $1,395 for other costs ($2,852 for the thirty-nine weeks ended October 3, 2009) associated with these reorganization actions that were charged to selling, general and administrative (“SG&A”) expenses. Total costs of the actions incurred in North America for the thirteen weeks ended October 3, 2009 were $5,834 ($17,037 for the thirty-nine weeks ended October 3, 2009), comprised of $4,597 of reorganization costs ($14,654 for the thirty-nine weeks ended October 3, 2009) related to lease liabilities, net of estimated sublease income for the exited facilities, and employee termination benefits for workforce reductions of approximately 35 employees (approximately 495 employees for the thirty-nine weeks ended October 3, 2009), as well as $1,237 of other costs ($2,383 for the thirty-nine weeks ended October 3, 2009) charged to SG&A expenses, comprised primarily of accelerated depreciation of fixed assets related to exited facilities and retention costs associated with the reorganization actions. In EMEA, total costs of the actions for the thirteen weeks ended October 3, 2009 were $622 ($8,343 for the thirty-nine weeks ended October 3, 2009), comprised of $622 of reorganization costs ($8,032 for the thirty-nine weeks ended October 3, 2009) related to employee termination benefits for workforce reductions of approximately 10 employees (approximately 275 employees for the thirty-nine weeks ended October 3, 2009) and facility consolidations. During the thirty-nine weeks ended October 3, 2009, there were other costs of $311 charged to SG&A expenses in EMEA, comprised primarily of consulting expenses associated with the reorganization actions. Total costs of the actions incurred in Asia-Pacific for the thirteen weeks ended October 3, 2009 were $657 ($2,923 for the thirty-nine weeks ended October 3, 2009), comprised of $499 of reorganization costs ($2,765 for the thirty-nine weeks ended October 3, 2009) related to facility consolidations and employee termination benefits for workforce reductions of approximately five employees (approximately 105 employees for the thirty-nine weeks ended October 3, 2009), as well as costs of $158 charged to SG&A expenses for both the thirteen and thirty-nine weeks ended October 3, 2009 associated with the acquisition and integration of VAD and Vantex. Total costs of the actions incurred in Latin America for the thirty-nine weeks ended October 3, 2009 were $236, all of which were reorganization costs related to employee termination benefits for workforce reductions of approximately 15 employees. If the current economic downturn worsens or continues beyond 2009, we may pursue other business process and/or organizational changes, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future. However, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period.
     The reorganization costs and related payment activities for the thirty-nine weeks ended October 3, 2009 and the remaining liability related to these detailed actions are summarized in the table below:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		October 3,
	Costs	Liability	Adjustments	2009
Employee termination benefits	$16,305	$(14,598)	$—	$1,707
Facility costs	8,674	(621)	—	8,053
Other costs	708	(199)	—	509

	$25,687	$(15,418)	$—	$10,269

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of 2009, while the remaining liabilities associated with facility costs and other costs are expected to be substantially utilized by the end of 2013.
     During 2008, we announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes primarily at the regional headquarters in EMEA, targeted reductions of primarily administrative and back-office positions in North America and workforce reductions in Asia-Pacific. The remaining liabilities and payment activities associated with these prior year actions are summarized in the table below for the thirty-nine weeks ended October 3, 2009:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 3,
	2009	Liability	Adjustments	2009
Employee termination benefits	$4,111	$(3,724)	$(149)	$238
Facility costs	2,556	(866)	(87)	1,603
Other costs	400	(282)	—	118

	$7,067	$(4,872)	$(236)	$1,959

     Included in the table above is a credit adjustment to reorganization cost of $236 which was recorded in the first quarter of 2009, and consists of $119 in North America for lower than expected costs associated with employee termination benefits and $117 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of 2009, while the remaining liabilities associated with facility costs and other costs are expected to be substantially utilized by the end of 2018.
     Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and payment activities for the thirty-nine weeks ended October 3, 2009 are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		October 3,
	2009	Liability	Adjustments	2009
Facility costs	$2,587	$(547)	$1,673	$3,713

     Included in the table above are charges to reorganization cost of $387 and $1,286 in North America, recorded in the second and third quarters of 2009, respectively, for higher than expected costs to settle lease obligations related to previous actions. We expect the remaining liability for facility costs to be fully utilized by the end of 2015.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 10 – Debt
     The carrying values of outstanding debt were as follows:

	October 3,	January 3,
	2009	2009
North American revolving trade accounts receivable-backed financing facilities	$—	$69,000
Asia-Pacific revolving trade accounts receivable-backed financing facilities	27,970	29,035
Senior unsecured term loan	261,187	261,754
Revolving unsecured credit facilities and other debt	146,653	118,599

	435,810	478,388
Current maturities of long-term debt	(159,153)	(121,724)

	$276,657	$356,664

     We have two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $155,000, and Euro 70 million, or approximately $102,000, at October 3, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At October 3, 2009 and January 3, 2009, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities. The Euro 107 million facility matures in July 2010. The Euro 70 million facility was amended in the first quarter of 2009 reducing the borrowing capacity from Euro 132 million and extending the maturity of the facility to April 2010.
     We also have two revolving trade accounts receivable-backed factoring facilities in EMEA which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $95,000, and Euro 90 million, or approximately $131,000, respectively, at October 3, 2009. These facilities require certain commitment fees, and borrowings under both facilities incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At October 3, 2009 and January 3, 2009, we had no borrowings outstanding under these European trade accounts receivable-backed factoring facilities. In May 2009, the maturity dates of these facilities were extended from March 2010 to May 2013.
     Our U.S. and Asia-Pacific revolving trade accounts receivable-backed financing facilities bear interest at variable rates based on designated commercial paper rates and local reference rates, respectively, plus a predetermined fixed margin. The interest rates of our revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also reset regularly. The carrying amounts of all these facilities approximate their fair value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for our credit profile. Our $250,000 senior unsecured term loan bears interest at a rate based on LIBOR plus a margin. The LIBOR rate of this facility resets monthly. The margin, which is generally fixed, may be adjusted based on our debt ratings and leverage ratio. Such adjustments would reflect our credit profile and would be deemed to result in interest rates materially consistent with available market rates. We entered into an interest rate swap agreement for $200,000 of the above term loan principal amount, the effect of which was to swap the LIBOR portion for $200,000 of the floating-rate obligation for a fixed-rate obligation. We account for the interest rate swap agreement as a cash flow hedge. At October 3, 2009 and January 3, 2009, the mark-to-market value of the interest rate swap amounted to $11,187 and $11,754, respectively, and was recorded as an increase to our outstanding debt with a corresponding adjustment to other comprehensive income. As such, the carrying value of the debt approximates its fair value. The margin related to the unhedged principal of $50,000 of the senior unsecured term loan adjusts regularly based on LIBOR plus a margin based on our debt ratings and leverage ratio. As such, the carrying value of the variable rate portion of the debt approximates its fair value.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 11 – Income Tax
     At October 3, 2009, we had gross unrecognized tax benefits of $18,429 compared to $11,223 at January 3, 2009, representing a net increase of $7,206 during the first nine months of 2009. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $1,757 and $1,847 at October 3, 2009 and January 3, 2009, respectively.
     We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) previously concluded its audit of our federal income tax return for the tax years through 2003. During the second quarter of 2009, we received a final Revenue Agent Report covering the IRS audit of tax years 2004 and 2005, which resulted in no material impact to our tax provision. Additionally, a number of state and foreign examinations are also currently ongoing. It is possible that these examinations may be resolved within 12 months. However, we do not expect our unrecognized tax benefits to change significantly over the next 12 months.
Note 12 – Segment Information
     We operate predominantly in a single industry segment as a distributor of IT products and solutions. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation (see Note 4 to consolidated financial statements) to our operating units; therefore, we are reporting this as a separate amount from our geographic segments.
     Geographic areas in which we operate currently include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Israel, Italy, The Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, The People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, Sri Lanka, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and our Latin American export operations in Miami). During the second quarter of 2009, we completed the exit of our broad line distribution business in Finland and Norway and the sale of our broad line distribution operations in Denmark. We continue to have AIDC/POS operations in these countries.
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales:
North America	$3,219,252	$3,586,467	$8,735,872	$10,395,631
EMEA	2,154,260	2,567,126	6,432,034	8,588,704
Asia-Pacific	1,638,252	1,699,842	4,524,077	5,417,415
Latin America	372,810	430,268	1,016,273	1,275,885

Total	$7,384,574	$8,283,703	$20,708,256	$25,677,635

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Income (loss) from operations:
North America	$30,401	$45,525	$52,313	$130,495
EMEA	13,569	(4,689)	38,915	37,759
Asia-Pacific	21,389	25,346	58,013	90,586
Latin America	4,749	6,607	14,964	21,662
Stock-based compensation expense	(6,927)	(331)	(14,785)	(15,529)

Total	$63,181	$72,458	$149,420	$264,973

Capital expenditures:
North America	$9,152	$10,334	$40,373	$29,424
EMEA	680	7,269	3,935	11,454
Asia-Pacific	340	547	2,267	3,062
Latin America	100	224	384	452

Total	$10,272	$18,374	$46,959	$44,392

Depreciation and amortization:
North America	$10,091	$9,417	$28,225	$27,561
EMEA	4,100	4,175	11,690	12,708
Asia-Pacific	3,579	3,346	9,829	10,505
Latin America	568	507	1,739	1,565

Total	$18,338	$17,445	$51,483	$52,339

	As of
	October 3,	January 3,
	2009	2009
Identifiable assets:
North America	$3,216,047	$2,827,736
EMEA	2,522,582	2,739,600
Asia-Pacific	1,348,591	1,103,040
Latin America	346,111	413,097

Total	$7,433,331	$7,083,473

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 13 – Commitments and Contingencies
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel, it is our opinion that it is probable that we may be required to pay all or some of these taxes and we had established a liability for these taxes assessable through December 2005. Legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. The amount of the liability at October 3, 2009 and January 3, 2009 was 45.2 million Brazilian reais at both dates (approximately $25,400 and $19,400 at October 3, 2009 and January 3, 2009, respectively, based on the exchange rate prevailing on those dates of 1.784 and 2.330 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of October 3, 2009 potentially amount to approximately $19,200 and $19,000, respectively, based on the exchange rate prevailing on that date of 1.784 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais or approximately $30,900 based upon an October 3, 2009 exchange rate of 1.784 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 64.0 million Brazilian reais or approximately $35,900 at October 3, 2009. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.
     There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     As is customary in the IT distribution industry, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 14 – New Accounting Standards
     Effective July 5, 2009, we implemented the FASB Accounting Standards Codification (the “Codification”). This standard replaced the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), and established only two levels of U.S. GAAP — authoritative and nonauthoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literatures not included in the Codification became nonauthoritative. The Codification did not change or alter existing GAAP, but rather grouped existing GAAP into a topic-based model. As such, the implementation of the Codification did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued a new standard amending the accounting for variable interest entities (“VIEs”). The amendments change the process of how an enterprise determines which party consolidates a VIE to primarily qualitative analysis by defining the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. The new standard will be effective for us beginning January 3, 2010 (the first day of fiscal 2010). Early application is prohibited. We do not expect that adoption of this standard will have a material effect on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued a new standard limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the standard. The new standard will be effective for us beginning January 3, 2010 (the first day of fiscal 2010). Early application is prohibited. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion includes forward-looking statements, including, but not limited to, management’s expectations for: economic conditions; capital resources; cost-reduction actions; revenues, operating income, margins and expenses; integration costs; operating efficiencies; profitability; market share; rates of return; capital expenditures; acquisitions; contingencies; operating models; and exchange rate fluctuations. In evaluating our business, readers should carefully consider the important factors included in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009, as filed with the SEC. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been negatively affected by the difficult conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future and may be heightened in the relative near term given the ongoing severe economic weakness that exists in most of the markets in which we operate. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover our costs of doing business and/or to facilitate sales opportunities. We have also strived to improve our profitability through our diversification of product offerings, including our presence in adjacent product categories such as consumer electronics and automatic identification/data capture and point-of-sale, or AIDC/POS, and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on trade credit from vendors, available cash and debt for our working capital needs.
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
Results of Operations
     The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income (loss) and operating margin (loss) by geographic region for each of the thirteen and thirty-nine week periods indicated (in millions).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 3,		September 27,		October 3,		September 27,
	2009		2008		2009		2008

Net sales by geographic region:
North America	$3,219	43.6%	$3,587	43.3%	$8,736	42.2%	$10,396	40.5%
EMEA	2,155	29.2	2,567	31.0	6,432	31.1	8,589	33.4
Asia-Pacific	1,638	22.2	1,700	20.5	4,524	21.8	5,417	21.1
Latin America	373	5.0	430	5.2	1,016	4.9	1,276	5.0

Total	$7,385	100.0%	$8,284	100.0%	$20,708	100.0%	$25,678	100.0%

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 3,		September 27,		October 3,		September 27,
	2009		2008		2009		2008
Operating income (loss) and operating margin (loss) by geographic region:
North America	$30.4	0.94%	$45.5	1.27%	$52.3	0.60%	$130.5	1.26%
EMEA	13.6	0.63	(4.7)	(0.18)	38.9	0.61	37.7	0.44
Asia-Pacific	21.4	1.31	25.4	1.49	58.0	1.28	90.6	1.67
Latin America	4.7	1.27	6.6	1.54	15.0	1.47	21.7	1.70
Stock-based compensation expense	(6.9)	—	(0.3)	—	(14.8)	—	(15.5)	—

Total	$63.2	0.86%	$72.5	0.87%	$149.4	0.72%	$265.0	1.03%

     Our income from operations for the thirteen weeks ended October 3, 2009 includes $8.4 million of charges ($30.0 million of charges for the thirty-nine weeks ended October 3, 2009), comprised of $7.1 million of charges in North America ($18.6 million for the thirty-nine weeks ended October 3, 2009), $0.6 million of charges in EMEA ($8.2 million for the thirty-nine weeks ended October 3, 2009) and $0.7 million of charges in Asia-Pacific ($2.9 million for the thirty-nine weeks ended October 3, 2009) related to our reorganization and expense-reduction programs, as well as costs incurred associated with the acquisition and integration of VAD and Vantex, as discussed in Note 9 to our consolidated financial statements. There were also charges totaling $0.2 million for the thirty-nine weeks ended October 3, 2009 in Latin America related to these same programs. In addition, the thirty-nine-week period ended October 3, 2009 includes a goodwill impairment charge of $2.5 million in Asia-Pacific as discussed in Note 8 to our consolidated financial statements. Our income (loss) from operations for the thirteen and thirty-nine week periods ended September 27, 2008 include $4.1 million and $11.8 million of net charges, respectively, consisting of: $0.7 million and $1.6 million of net charges, respectively, in North America; $3.1 million and $9.9 million of charges, respectively, in EMEA; and $0.3 million of charges for both periods in Asia-Pacific, related to our reorganization and expense-reduction programs.
     We sell finished products purchased from many vendors, but generated approximately 24% of our net sales for both of the thirty-nine weeks ended October 3, 2009 and September 27, 2008 from products purchased from Hewlett-Packard Company. There were no other vendors that represented 10% or more of our net sales in the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales for each of the periods indicated.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	94.56	94.53	94.35	94.45

Gross profit	5.44	5.47	5.65	5.55
Operating expenses:
Selling, general and administrative	4.49	4.55	4.79	4.48
Impairment of goodwill	—	—	0.01	—
Reorganization costs	0.09	0.05	0.13	0.04

Income from operations	0.86	0.87	0.72	1.03
Other expense, net	0.10	0.14	0.10	0.14

Income before income taxes	0.76	0.73	0.62	0.89
Provision for income taxes	0.19	0.17	0.16	0.23

Net income	0.57%	0.56%	0.46%	0.66%

Results of Operations for the Thirteen Weeks Ended October 3, 2009 Compared to
Thirteen Weeks Ended September 27, 2008
     Our consolidated net sales decreased 10.9% to $7.38 billion for the thirteen weeks ended October 3, 2009 or third quarter of 2009, from $8.28 billion for the thirteen weeks ended September 27, 2008, or third quarter of 2008. The primary driver of the year-over-year decline in our net sales is the continued weak global economy and demand for technology products and services in most of our business units globally. Also contributing to the year-over-year decline in net sales is the translation impact of weaker foreign currencies, which generated approximately three percentage points of negative impact. At the regional level, the translation impact of the strengthening U.S. dollar compared to European, Asia-Pacific and Latin American currencies negatively impacted the regional net sales by approximately six, five, and thirteen percentage-points, respectively. To a lesser extent, our efforts to improve our overall returns on invested capital impacted sales as we made deliberate choices to weigh higher returns and profitable relationships over gross additional revenues. While the weak demand environment is recently showing some modest signs of improvement, the overall weakness compared to 2008 and years prior may continue, and may worsen, over the near term. Net sales from our North American operations decreased 10.2% to $3.22 billion in the third quarter of 2009 from $3.59 billion in the third quarter of 2008. Net sales from our EMEA operations decreased 16.1% to $2.15 billion in the third quarter of 2009 from $2.57 billion in the third quarter of 2008. Our exit of the broad line distribution business in Finland and Norway, as well as the sale of the broad line distribution operations in Denmark, in the second quarter of 2009, negatively impacted EMEA’s current period net sales by approximately four percentage-points, offset by the increase in net sales of approximately one percentage-point related to the acquisitions of Eurequat SA and Intertrade A.F. AG in the fourth quarter of 2008. Net sales from our Asia-Pacific operations decreased 3.6% to $1.64 billion in the third quarter of 2009 from $1.70 billion in the third quarter of 2008. This year-over-year decrease is net of an approximate two percentage-point increase in net sales in the third quarter of 2009 resulting from the VAD and Vantex acquisitions completed earlier in the year. Net sales from our Latin American operations decreased 13.4% to $373 million in the third quarter of 2009 from $430 million in the third quarter of 2008.
     Gross margin is relatively consistent at 5.44% in the third quarter of 2009 compared to 5.47% in the third quarter of 2008, reflecting a continued competitive, but stable, pricing environment. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. Increased competition, efforts to capture market share and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent quarters.
     Total selling, general and administrative expenses, or SG&A expenses, decreased 12.0% to $331.7 million in the third quarter of 2009 from $376.8 million in the third quarter of 2008, and decreased by six basis points, as a percentage of net sales, to 4.49% in the third quarter of 2009 from 4.55% in the third quarter of 2008. These decreases were primarily attributable to the benefits of our expense-reduction initiatives implemented over the past six quarters, the lower variable expenses associated with reduced sales levels, and the translation effect of weaker foreign currencies compared to the U.S. dollar, which contributed approximately $12 million, or three percentage-points of the change, partially offset by an increase in stock-based compensation of approximately $6.6 million, or nearly two percentage-points of the change. The lower stock-based compensation in the third quarter of 2008 was the result of lower estimated achievement and payout under our long-term incentive compensation plans which were payable in performance-based restricted stock units.
     We previously announced that we are taking further actions in 2009 to better align our expenses with declines in sales volume. These actions, including the prior year actions we commenced in the second quarter of 2008, are expected to generate savings of approximately $120 million to $140 million annually, when compared to our first quarter 2008 run-rate. We expect to reach the full run-rate of these savings by the time we exit 2009. As we enter the fourth quarter of 2009, we estimate we are realizing approximately 75% of these annualized savings. Total restructuring and other related costs associated with these actions, which commenced in the fourth quarter of 2008, are expected to be towards the lower end of our previously disclosed range of charges of $45 million to $65 million. To date, we have incurred $35.3 million in charges associated with these actions. In the third quarter of 2009, we incurred a charge to reorganization costs of $7.0 million, or 0.09% of consolidated net sales, which consisted of: (a) $1.3 million of employee termination benefits for workforce reductions in three regions ($0.5 million in North America, $0.6 million in EMEA and $0.2 million in Asia-Pacific) and (b) $5.7 million for facility consolidations, including $1.3 million of charges related to higher than expected costs to settle lease obligations from prior reorganization actions ($5.4 million in North America and $0.3 million in Asia-Pacific). In the third quarter of 2009, we also incurred costs of approximately $1.4 million, or 0.02% of consolidated net sales, ($1.2 million in North America and $0.2 million in Asia-Pacific) which were recorded in SG&A expenses, primarily consisted of accelerated depreciation of fixed assets related to the exit of facilities, retention and consulting costs associated with implementing the expense-reduction actions and the acquisition and integration of VAD and Vantex in Asia-Pacific.

In the third quarter of 2008, we incurred a charge for reorganization costs of $3.6 million, or approximately 0.05% of consolidated net sales, consisting of: (a) $3.3 million of employee termination benefits for workforce reductions associated with our targeted reduction of administrative and back-office positions in North America, the restructuring of the regional headquarters in EMEA and workforce reductions in the Asia-Pacific region, and (b) $0.3 million for contract terminations for equipment leases in North America. If the current economic downturn worsens or continues beyond 2009, we may pursue other business processes and/or organizational changes in our business or we may expand the reorganization program described above, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future. However, any such actions may take time to implement and savings generated may not match the rate of revenue decline in any particular period.
     Operating margin decreased one basis point to 0.86% in the third quarter of 2009 from 0.87% in the third quarter of 2008. Our consolidated operating margin for the third quarters of 2009 and 2008 included reorganization and program costs totaling approximately 0.11% and 0.05%, respectively, of consolidated net sales. Our relatively flat year-over-year consolidated operating margin primarily reflects the decline in our net sales, offset by our efforts to date to reduce our cost structure through the previously described reorganization and other cost-reduction activities. As we continue to implement process improvements and other changes to improve profitability over the long-term, operating margins and/or sales may fluctuate significantly from quarter to quarter. Our North American operating margin decreased to 0.94% in the third quarter of 2009 from 1.27% in the third quarter of 2008. North America’s operating margin for the third quarters of 2009 and 2008 included reorganization and program costs totaling approximately 0.22% and 0.02%, respectively, of the region’s net sales. While the region’s expense-reduction efforts have significantly curtailed the weaker year-over-year profitability of the past few quarters, the overall continued weakness, particularly in the consumer electronics space, has retained North America at a lower operating margin in the current year. The region will complete its current expense-reduction programs in the fourth quarter in addition to pursuing market share growth, in an effort to continue to improve on overall profitability. Our EMEA operating margin improved to 0.63% in the third quarter of 2009 compared to a negative margin of 0.18% in the third quarter of 2008. EMEA’s operating margin for the third quarters of 2009 and 2008 included reorganization and program costs totaling approximately 0.03% and 0.12%, respectively, of the region’s net sales. While weak European economies continue to dampen our sales, we mitigated the impact on our profitability through targeted cost reduction actions, the previously discussed disposition of certain operations in the Nordic region, pricing discipline and adjustments to our mix of business. Our Asia-Pacific operating margin decreased to 1.31% in the third quarter of 2009 from 1.49% in the third quarter of 2008. Asia-Pacific’s operating margin for the third quarters of 2009 and 2008 included reorganization, program and acquisition integration costs of approximately 0.04% and 0.02%, respectively, of the region’s net sales. Our Latin American operating margin decreased to 1.27% in the third quarter of 2009 from 1.54% in the third quarter of 2008. Latin America’s profitability in the third quarter of 2009 was hampered as the Brazilian operations continued to be impacted by the need to adjust business processes to changes in local and national tax regulations and other operational issues.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $6.8 million in the third quarter of 2009 compared to $12.2 million in the third quarter of 2008, primarily reflecting lower average borrowings and interest rates on borrowings.
     The provision for income taxes was $14.1 million, or an effective tax rate of 25.0%, in the third quarter of 2009 compared to $13.9 million, or an effective tax rate of 23.1%, in the third quarter of 2008. The change in the effective tax rate is primarily a function of shifts in the profit mix across geographies. Our effective tax rate includes the impact of not providing U.S. taxes on undistributed foreign earnings considered indefinitely reinvested. During 2009, the Obama administration announced several proposals to reform the U.S. tax rules, including proposals that, if adopted, could result in a reduction or elimination of the deferral of U.S. income tax on certain types of unrepatriated foreign earnings, potentially requiring such earnings to be taxed at the U.S. federal income tax rate. Our future reported financial results could be adversely affected if tax or accounting rules regarding unrepatriated foreign earnings change.

Results of Operations for the Thirty-nine Weeks Ended October 3, 2009 Compared to
Thirty-nine Weeks Ended September 27, 2008
     Our consolidated net sales decreased 19.4% to $20.71 billion for the thirty-nine weeks ended October 3, 2009, or the first nine months of 2009, from $25.68 billion for the thirty-nine weeks ended September 27, 2008, or the first nine months of 2008. Net sales from our North American operations decreased 16.0% to $8.74 billion in the first nine months of 2009 from $10.40 billion in the first nine months of 2008. Net sales from our EMEA operations decreased 25.1% to $6.43 billion in the first nine months of 2009 from $8.59 billion in the first nine months of 2008. Net sales from our Asia-Pacific operations decreased 16.5% to $4.52 billion in the first nine months of 2009 from $5.42 billion in the first nine months of 2008. Net sales from our Latin American operations decreased 20.3% to $1.02 billion in the first nine months of 2009 from $1.28 billion in the first nine months of 2008. The significant year-over-year decline in our consolidated net sales, as well as our regional net sales, is primarily attributable to the same factors discussed in our quarterly net sales above. The translation impact of the strengthening U.S. dollar compared to most foreign currencies contributed approximately five percentage-points of the year-over-year decline in consolidated net sales. The translation impact of the strengthening U.S. dollar compared to European, Asia-Pacific and Latin American currencies negatively impacted the regional net sales by approximately 11, 9 and 15 percentage-points, respectively.
     Gross margin improved 10 basis points to 5.65% in the first nine months of 2009 compared to 5.55% in the first nine months of 2008. The year-over-year increase in gross margin is driven primarily by balanced pricing discipline and improved mix of higher margin business, during the first nine months of 2009.
     Total SG&A expenses decreased 14.0% to $990.0 million in the first nine months of 2009 from $1.15 billion in the first nine months of 2008. The year-over-year decline was attributable to the translation effect of weaker foreign currencies compared to the U.S. dollar of approximately $61 million, or five percentage-points, the benefit of our expense-reduction initiatives implemented since mid-2008, and the lower variable expenses associated with the reduced sales levels. SG&A as a percentage of revenues increased 31 basis points to 4.79% of net sales in the first nine months of 2009 from 4.48% in the first nine months of 2008, primarily as a result of net sales declining at a more rapid pace than expense reductions.
     In the first nine months of 2009, we incurred net charges to reorganization costs of $27.1 million, or 0.13% of consolidated net sales, which consisted of: (a) $16.1 million of employee termination benefits for workforce reductions in all four regions, net of $0.2 million of credit adjustments related to prior reorganization actions ($7.0 million in North America, net of $0.1 million of credit adjustments related to prior actions; $6.4 million in EMEA, net of less than $0.1 million of credit adjustments related to prior actions; $2.5 million in Asia-Pacific; and $0.2 million in Latin America), (b) $10.3 million for facility consolidations, including $1.6 million of net charges related to prior reorganization actions ($8.5 million in North America, including $1.7 million of charges related to higher than expected costs to settle lease obligations from prior actions; $1.5 million in EMEA, net of $0.1 million of credit adjustments related to prior actions; and $0.3 million in Asia-Pacific), and (c) $0.7 million for contract terminations primarily for equipment leases in North America. SG&A expenses for the first nine months of 2009 also include approximately $2.9 million (0.01% of consolidated net sales) of program costs ($2.4 million in North America, $0.3 million in EMEA and $0.2 million in Asia-Pacific) – primarily consisting of accelerated depreciation of fixed assets related to the exit of facilities, retention and consulting costs – associated with implementing the expense–reduction actions, as well as costs incurred associated with the Asia-Pacific acquisition and integration of VAD and Vantex. The first nine months of 2008 included the $10.2 million (0.04% of consolidated net sales) net charge to reorganization costs, which consisted of (a) $10.5 million of employee termination benefits for workforce reductions associated with our targeted reduction of administrative and back-office positions in North America, the restructuring of the regional headquarters in EMEA and workforce reduction in the Asia-Pacific region, and (b) $0.3 million for contract terminations for equipment leases in North America, partially offset by $0.5 million for the reversal of certain excess lease obligation reserves from reorganization actions recorded in earlier years, as well as $1.5 million of consulting and other costs (0.01% of consolidated net sales) associated with the reorganization program charged to SG&A expense.
     As discussed in Note 8 to our consolidated financial statements, during the first nine months of 2009, we recorded a charge of $2.5 million, or 0.01% of consolidated net sales, for the impairment of goodwill related to the acquisitions of VAD and Vantex.
     Operating margin decreased 31 basis points to 0.72% in the first nine months of 2009 from 1.03% in the first nine months of 2008. Our consolidated operating margin for the first nine months of 2009 and 2008 included reorganization and program costs totaling approximately 0.14% and 0.05%, respectively, of net sales, as well as a charge for goodwill impairment of approximately 0.01% in the current period. The decline in our consolidated operating margin primarily reflects the significant decline in our net sales, offset partially by higher gross margins in the current period and our efforts to date to reduce our cost structure through the previously described reorganization and other cost-reduction activities. Our North American operating margin decreased to 0.60% in the first nine months of 2009 from 1.26% in the first nine months of 2008. North America’s operating margin for the first nine months of 2009 and 2008 included reorganization and program costs totaling approximately 0.21% and 0.01%, respectively, of the region’s net sales. The region’s operating margin was negatively impacted by revenue declining at a greater rate than expense reductions, with its consumer electronics business impacted the most by the weak overall economy and even weaker housing and consumer spending. Our EMEA operating margin increased to 0.61% in the first nine months of 2009 from 0.44% in the first nine months of 2008. EMEA’s operating margin for the first nine months of 2009 and 2008 included reorganization and program costs totaling approximately 0.13% and 0.12%, respectively, of the region’s net sales. While weak European economies continue to dampen our sales, we mitigated the impact on profitability through targeted cost reduction actions, pricing discipline and adjustment to our mix of business. Our Asia-Pacific operating margin decreased to 1.28% in the first nine months of 2009 from 1.67% in the first nine months of 2008. Asia-Pacific’s operating margin included reorganization and program costs and a goodwill impairment of approximately 0.12% and 0.01% of the region’s net sales for the first nine months of 2009 and 2008, respectively. Our Latin American operating margin decreased to 1.47% in the first nine months of 2009 from 1.70% in the first nine months of 2008. Latin America’s operating margin for the first nine months of 2009 included reorganization and program costs of approximately 0.02% of the region’s net sales.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $21.1 million in the first nine months of 2009 compared to $35.6 million in the first nine months of 2008. The decrease in net other expense is primarily attributable to lower average borrowings and interest rates on borrowings, partially offset by increase in net foreign currency losses in the current year.
     The effective tax rate of 25.9% for the first nine months of 2009 was relatively consistent with the effective tax rate for the first nine months of 2008 of 26.1%.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	general deterioration in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics services in the fourth quarter, which affects our operating expenses and gross margins;
•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;
•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	the impact of acquisitions we may make;
•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, regulatory matters, or uncertain tax positions;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints; and
•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.
     These historical variations in our business may not be indicative of future trends in the near term, particularly in light of the current weak global economic environment. Our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, borrowings under various revolving trade accounts receivable-backed financing programs, our senior unsecured term loan, revolving credit and other facilities, and trade and supplier credit. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, partially financed by vendor trade accounts payable. As a general rule, when sales volumes are decreasing, our net investment in working capital dollars typically declines, which generally results in increased cash flow generated from operating activities. Conversely, when sales volume increases, our net investment in working capital increases, which generally results in decreases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first nine months of 2009 and 2008.
     Our cash and cash equivalents totaled $1.23 billion and $763.5 million at October 3, 2009 and January 3, 2009, respectively. The higher cash and cash equivalents level at October 3, 2009 compared to January 3, 2009 primarily reflects the positive cash flow that results from lower working capital requirements associated with the lower volume of business in the third quarter of 2009 compared to 2008 and a lower number of days of working capital invested, coupled with the ongoing generation of profits from the business excluding non-cash items. The lower volume of business in the third quarter of 2009 continues to reflect the current weak economic environment and seasonal trends whereby our fourth quarter is generally stronger than the third quarter. While we have closely managed our overall working capital investment in this difficult economic environment, the current exceptionally low level of working capital days achieved as of October 3, 2009 was better than our targeted range and may increase in future periods.
     Net cash provided by operating activities was $479.0 million for the first nine months of 2009 compared to $494.0 million for the first nine months of 2008. Our cash flows from operations are significantly affected by net working capital (accounts receivable and inventory, less accounts payable and book overdrafts) required to support our volume of business as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities in the first nine months of 2009 and 2008 principally reflects our net income and the decreases in our net working capital. The decrease in net working capital in the first nine months of 2009 reflects the seasonally lower volume of business in the third quarter compared to the fourth quarter of the previous year and a reduction of our net days of working capital, largely due to favorable timing of payments to vendors at the end of the third quarter. The decrease in net working capital in the first nine months of 2008 primarily reflects the seasonally lower volume of business in the third quarter compared to the fourth quarter of the previous year, partially offset by a slight increase in our net days of working capital largely due to slower movement of inventory with the onset of the economic decline in the first nine months of 2008.
     Net cash used by investing activities was $61.2 million for the first nine months of 2009 compared to $15.5 million for the first nine months of 2008. The net cash used by investing activities for the first nine months of 2009 was primarily due to capital expenditures and the acquisitions of VAD and Vantex in Asia-Pacific. The capital expenditures for 2009 and 2008 were primarily for expected investments to enhance our underlying infrastructure and IT systems. The net cash used by investing activities for the first nine months of 2008 was primarily due to capital expenditures, partially offset by the collection of the collateral deposits used to secure financing.
     Net cash used by financing activities was $12.7 million for the first nine months of 2009 compared to $210.6 million for the first nine months of 2008. The net cash used by financing activities for the first nine months of 2009 primarily reflects our net repayments of $42.8 million on our debt facilities, partially offset by $26.6 million in proceeds from the exercise of stock options. The net cash used by financing activities for the first nine months of 2008 primarily reflects our net repayments of $315.9 million on our debt facilities and the repurchase of Class A common stock of $169.1 million under our $300 million stock repurchase program, partially offset by $250 million of proceeds from our senior unsecured term loan and $23.0 million in proceeds from the exercise of stock options.
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

Capital Resources
     We have maintained a conservative capital structure which we believe will serve us well in the current weak economic environment. We have a range of corporate finance facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2013. A significant portion of our cash and cash equivalents balance (including trade receivables collected and/or monies set aside for payment to creditors) at October 3, 2009 and January 3, 2009 resides in our operations outside of the U.S. and are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, provide sufficient resources to meet our present and future working capital and cash requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”), for at least the next twelve months. However, the capital and credit markets can be volatile, limiting our ability to replace, in a timely manner, maturing credit facilities on terms acceptable to us, or at all, or affecting our ability to access committed capacities due to the inability of our finance partners to meet their commitments to us. In addition, we are exposed to risk of loss on funds deposited with various financial institutions or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.
     We have a revolving trade accounts receivable-backed financing program in the U.S., which provides for up to $600 million in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this facility is dependent on designated commercial paper rates plus a predetermined margin. We had no borrowings at October 3, 2009 and had $69.0 million of borrowings at January 3, 2009 under this revolving trade accounts receivable-backed financing program. This facility matures in July 2010.
     We have two revolving trade accounts receivable-backed financing facilities in EMEA, which individually provide for borrowing capacity of up to Euro 107 million, or approximately $155 million, and Euro 70 million, or approximately $102 million, at October 3, 2009. Both facilities are with a financial institution that has an arrangement with a related issuer of third-party commercial paper. These European facilities require certain commitment fees, and borrowings under both facilities incur financing costs at designated commercial paper rates plus a predetermined margin. At October 3, 2009 and January 3, 2009, we had no borrowings under these European revolving trade accounts receivable-backed financing facilities. The Euro 107 million facility matures in July 2010. The Euro 70 million facility was amended in the first quarter of 2009 reducing the borrowing capacity from Euro 132 million and extending the maturity of the facility to April 2010.
     We also have two revolving trade accounts receivable-backed factoring facilities in EMEA which individually provide for a maximum borrowing capacity of 60 million British pound sterling, or approximately $95 million, and Euro 90 million, or approximately $131 million, respectively, at October 3, 2009. These facilities require certain commitment fees, and borrowings under both facilities incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At October 3, 2009 and January 3, 2009, we had no borrowings outstanding under these European trade accounts receivable-backed factoring facilities. In May 2009, the maturity dates of these facilities were extended from March 2010 to May 2013.
     We have a multi-currency revolving trade accounts receivable-backed financing facility in Asia-Pacific, which provides for up to 210 million Australian dollars, or approximately $182 million at October 3, 2009, of borrowing capacity. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency. At October 3, 2009 and January 3, 2009, we had borrowings of $28.0 million and $29.0 million, respectively, under this Asia-Pacific multi-currency revolving trade accounts receivable-backed financing facility. This facility matures in September 2011.
     Our ability to access financing under all our trade accounts receivable-backed financing and factoring programs in North America, EMEA and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these facilities under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable or (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights. At October 3, 2009, our actual aggregate available capacity under these programs was approximately $1.08 billion based on eligible trade accounts receivable available, against which we had $28.0 million of borrowings at the end of the quarter. Even if we do not borrow, or choose not to borrow to the full available capacity of certain facilities, most of our trade accounts receivable-based financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At October 3, 2009, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1.59 billion. Our two revolving trade accounts receivable-backed financing facilities in EMEA are also affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, we could lose access to all or part of our financing with respect to the EMEA facility maturing in April 2010, if our authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.
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
     In connection with the senior unsecured term loan facility, we entered into an interest rate swap agreement for $200 million of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3.1 million quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan discussed above. We account for the interest rate swap agreement as a cash flow hedge. At October 3, 2009, the mark-to-market value of the interest rate swap amounted to $11.2 million, which is recorded in other comprehensive income with an offsetting adjustment to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $261.2 million.
     We have a $275 million revolving senior unsecured credit facility with a bank syndicate in North America which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At October 3, 2009 and January 3, 2009, we had no borrowings under this North American revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At October 3, 2009 and January 3, 2009, letters of credit of $8.4 million and $9.1 million, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 20 million Australian dollar, or approximately $17 million at October 3, 2009, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At October 3, 2009, we had $0.1 million outstanding borrowings under this facility. At January 3, 2009, there were no borrowings outstanding under this facility.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $672 million at October 3, 2009. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At October 3, 2009 and January 3, 2009, we had approximately $146.6 million and $118.6 million, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 4.2% per annum at October 3, 2009 and 5.1% per annum at January 3, 2009. At October 3, 2009 and January 3, 2009, letters of credit totaling approximately $22.8 million and $31.6 million, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
     Except for the extension of our Euro 132 million facility at a reduced borrowing capacity of Euro 70 million, and the extension of our 60 million British pound sterling and Euro 90 million facilities to May 2013, there have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009.

Covenant Compliance
     We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At October 3, 2009, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable financing programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the thirty-nine weeks ended October 3, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2009.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel, it is our opinion that it is probable that we may be required to pay all or some of these taxes and we had established a liability for these taxes assessable through December 2005. Legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. The amount of the liability at October 3, 2009 and January 3, 2009 was 45.2 million Brazilian reais at both dates (approximately $25.4 million and $19.4 million at October 3, 2009 and January 3, 2009, respectively, based on the exchange rate prevailing on those dates of 1.784 and 2.330 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of October 3, 2009 potentially amount to approximately $19.2 million and $19.0 million, respectively, based on the exchange rate prevailing on that date of 1.784 Brazilian reais to the U.S. dollar. Therefore, we currently do not anticipate establishing an additional reserve for interest and penalties. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In December 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais (approximately $30.9 million based upon an October 3, 2009 exchange rate of 1.784 Brazilian reais to the U.S. dollar). Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 64.0 million Brazilian reais, or approximately $35.9 million, at October 3, 2009. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.
     We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contained a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of Ingram Micro Inc. and its subsidiary. That judgment has been appealed by the plaintiff. We have filed a motion to dismiss in the Krys action which is pending before the trial court. We intend to continue vigorously defending these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

No.	Description
10.1	7th Amendment to the Ingram Micro Inc. 401(k) Plan

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ William D. Humes

Name:	William D. Humes
Title:	Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
November 10, 2009

EXHIBIT INDEX

No.	Description
10.1	7th Amendment to the Ingram Micro Inc. 401(k) Plan

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification by Principal Executive Officer pursuant to Section 906 of SOX

32.2	Certification by Principal Financial Officer pursuant to Section 906 of SOX