Form 10-K
period 2010-01-02
INGRAM MICRO INC
filed 2010-03-02
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.101 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 4, 2009, was $2,731,700,000 based on the closing sale price on such date of $17.56 per share.

The registrant had 164,678,635 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held June 9, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART IV	75
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	75
(a) 1. Financial Statements	75
(a) 2. Financial Statement Schedules	75
(a) 3. List of Exhibits	75
SIGNATURES	78
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER (SOX 302)
CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER (SOX 302)
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER (SOX 906)
CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER (SOX 906)
EX-10.11
EX-10.13
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.8
EX-99.9
EX-99.11
EX-99.12
EX-99.13
EX-99.14
EX-99.15
EX-99.16
EX-99.17
EX-99.20

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

Introduction

Ingram Micro Inc., a Fortune 100 company, is the largest global information technology (“IT”) wholesale distributor by net sales, providing sales, marketing, and logistics services for the IT industry worldwide. Ingram Micro provides a vital link in the IT supply chain by generating demand and developing markets for our technology partners. We remain focused on continuing to build our IT distribution business with expansion in segments such as enterprise computing. We also are developing an increasing presence in adjacent technology categories, such as automatic identification and data capture (“AIDC”); point-of-sale (“POS”); managed, professional and warranty maintenance services; and consumer electronics (“CE”) to broaden our product lines and market presence. We create value in the market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions comprised of both technology products and services, offering credit, and providing efficient fulfillment of IT products and services. With a broad range of products and an array of services, we create operating efficiencies for our partners around the world.

History

We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, Ingram Micro’s global footprint and product breadth have expanded and strengthened in North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific; and Latin America. During 2009, we acquired Computacenter Distribution (“CCD”), a UK-based enterprise distributor, to advance our capabilities in infrastructure solutions in EMEA. We also acquired Value Added Distributors Limited (“VAD”), a small New Zealand enterprise distribution business. We invested further in the AIDC/POS market with the acquisition of the Vantex Group of companies, Asia Pacific’s leading distributor of AIDC/POS products.

Industry

The worldwide information technology products and services distribution industry generally consists of two types of business: traditional distribution and fee-based supply chain services. Within the traditional distribution model, the distributor buys, holds title to, and sells products and/or services to resellers who, in turn, typically sell directly to end-users, or other resellers. While some vendors have elected to sell directly to resellers or end-users for particular customer and product segments, we believe that vendors continue to embrace traditional distributors that have a global presence and proven ability to manage multiple products and resellers worldwide, provide access to fragmented markets, and deliver products to market in an efficient manner. Resellers in the traditional distribution model are able to build efficiencies and reduce costs by depending on distributors for a number of services, including product availability, marketing, credit, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, provides end-users with distributors’ inventory availability. During periods of constrained credit, distributors with strong balance sheets and ample credit capacity are especially valued by suppliers. Those distributors that work with resellers to offer enhanced value-added solutions and services customized to the needs of their specific end-user customer base are better able to succeed in this environment. As the world’s leading broad-based distributor, we also offer to both suppliers and resellers fee-based supply chain services, encompassing the end-to-end functions of the supply chain. Our fee-based service offerings to suppliers include logistics, fulfillment, and marketing services, as well as third-party product-related services. Likewise, we offer fee-based services to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics, and other supply chain services. We will continue to evolve our business model to meet the changing requirements of our customers (both suppliers and resellers).

Company Strengths

Despite the global economic downturn that has dampened demand in each of the company’s regions, we believe that the current technology industry generally favors large, financially-sound distributors that have broad product portfolios, economies of scale, strong business partner relationships and wide geographic reach. Two-tier distribution continues to be an integral element of the go-to-market strategy for IT suppliers. Distributors play a vital role in an environment in which suppliers have been compelled to streamline processes and eliminate costs and will play an equally important role if and when the economy recovers. We deliver value to our partners by making reseller customers more valuable to their end-user customers and making suppliers more profitable. Our strengths position us well to meet the needs of our reseller and vendor partners worldwide in the current environment and create a firm foundation for future growth if and when the economy recovers. Our solid financial position helps us to better manage the challenges presented by economic instability, as well as provide operating flexibility and the resources for strategic investment. We have identified several catalysts for growth in our IT distribution business and in new markets. We believe that the following strengths track to those catalysts and enable us to further enhance our leadership position in the IT distribution industry and in adjacent technology product and service categories:

•	Strong Working Capital Management and a Solid Financial Position. We have consistently demonstrated strong working capital management. In particular, we have maintained a strong focus on optimizing our investment in inventory, while preserving customer fill rates and service levels. We have maintained our inventory days on hand at a stable range for the last eight years as a result of our focused and sustainable initiatives towards minimizing excess and obsolete goods while improving our purchasing processes and product flow. Furthermore, we continue to effectively manage our accounts receivable through timely collections, credit limit setting, customer terms and process efficiencies to minimize our working capital requirements. Our conservative approach to capital management, as well as our diversified portfolio of capital resources, has served us well in tighter credit markets. Our financial strength enables us to provide valuable credit to our customers, employing a disciplined approach to account management and credit worthiness. We also believe that we are well-positioned to support our growth initiatives in our IT distribution business and invest in incremental profitable growth opportunities. Finally, we believe our solid financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•	Continuous Focus on Optimizing Productivity. We continue to seek ways to improve our processes and streamline our business model, while refining our cost structure to respond to changes in market demand. During 2009, we continued with the streamlining and restructuring activities begun in 2008. In Europe, we sold our Danish broad-based distribution business and closed our Norway and Finland broad-based distribution businesses. We implemented a comprehensive expense reduction program in our North American operation that included labor reductions and productivity improvements, as well as streamlining of the AVAD and DBL CE operations. We believe our restructuring efforts have resulted in a more streamlined cost structure designed to leverage a more efficient infrastructure as IT demand improves. We continue to incorporate cost-saving measures in all business processes. The strategic locations of our IT systems and warehouse locations support custom shipment requirements and optimized delivery methodologies, allowing us to deliver faster, while reducing shipping costs. We remain focused on ensuring that our catalog includes the products most desired by our customers, which improves inventory management, realizes higher margin opportunities, and develops merchandising and pricing strategies that produce enhanced business results. In order to fully leverage our global operation, we make continuous investments in our IT infrastructure and streamline and standardize business processes to drive efficiency and provide best-in-class quality in our processes and systems throughout the world.

•	Business Diversification. Our ability to execute on new initiatives and adapt to new business models provides a competitive advantage by allowing us to overcome the risks, volatility and demand fluctuations associated with a single market, vendor or product segment.

•	Products. Based on publicly available information, we believe we offer the largest breadth of products in the IT industry. Our broad base of products allows us to better serve our customers, as well as mitigate risk. Our broad line card, or catalog of product offerings, makes us less vulnerable to market dynamics or actions by any one vendor or segment, or volatility in market demand in specific product lines. We continuously focus on refreshing our business with new, high-potential products and services. We are focused on moving deeper into new adjacent product categories and globalizing our efforts. Our acquisition of AIDC/POS distributor Vantex in Asia Pacific serves to strengthen our presence in this adjacent product space and solidifies our position as the only global distributor of AIDC/POS products. Ingram Micro North America has launched a division focused on physical security products, such as video surveillance cameras and access control devices, to take advantage of the convergence between IT security and physical security, which is gaining traction. We remain focused on expansion in the mobile convergence market and on building security solutions. We are expanding our capabilities to enable reseller partners to capture opportunities in the sale of enterprise computing solutions, particularly within the growing data center market. To augment solid enterprise capabilities in Ingram Micro North America’s Infrastructure Technology Solutions Division and similar groups in other regions, we acquired CCD in the UK and VAD in New Zealand. Product line expansion in this business segment has been focused on products and solutions that bring higher productivity to our partners, such as affordable virtualization solutions and storage offerings. In support of our strategy to diversify revenue streams and expand addressable markets, we continue to execute on our private label business under the V7 brand, with a focus on building our portfolio of computer accessories. Overall, we believe that our diversified product portfolio will provide a solid platform for growth while softening the impact of lower demand in specific categories.

•	Services. IT Services is one of the fastest-growing and highest gross margin segments of IT spending. We are intent on building our service offerings which will enhance our gross margin profile with no inventory risk while allowing us to bring additional value to our customers and become more connected to our resellers’ end-user customers. We believe that several of our service offerings provide a means to diversify our revenue stream while distinguishing us from our competitors.

Ingram Micro Services Division (North America) continues to build its managed and professional services delivery engine, branded “Seismic.” Managed services utilize application and technology tools to more effectively and efficiently manage an end-user’s IT environment while affording the solution provider significant remote capabilities, service efficiencies and corresponding improvement in profitability. New offerings include an outsourced global monitoring and management service, enterprise-class business continuity services and an intelligent dashboard tracking end-user data to provide reseller partners with product and service sale leads. These services tend to be infrastructure- and labor-intensive and would burden service providers with investments in data centers and large server installations were they to deploy the services independently.

We leverage our extensive database of end-user records using sophisticated business intelligence and data analytics tools to reveal IT refresh and growth opportunities, chart unique sales trends and provide resellers with customized sales leads. Our business intelligence offering taps our rich database of transactional information to help suppliers achieve higher return on marketing campaigns through more effective targeting and messaging.

Ingram Micro Logistics provides end-to-end supply-chain services to manufacturers, software publishers and retailers on a fee-for-service basis. We optimize our partners’ supply chains with scalable logistics services that reduce costs, create efficiencies and improve execution. Ingram Micro Logistics enhances service with high levels of order and inventory accuracy, on-time shipping, and world-class logistics centers. We specialize in multi-channel solutions that require flexible scale and a superior end-user experience. Services include supply chain analysis, order management, product launches and replenishment, warehousing, turnkey manufacturing and assembly, reconfiguration and refurbishment, fulfillment, just-in-time vendor-managed inventory and retail hubs, transportation management, customer service, returns processing, kitting, billing and collections, and IT connectivity. We are focused on offering our logistics services to a broader market, including non-IT customers to further diversify our business. Ingram Micro Logistics also offers an alternative service fee business model that includes components of both the traditional distribution and the logistics fee-for-service models. This blended model combines a flexible inventory ownership option with our supply chain management expertise into a unique client offering. Best practices from Ingram Micro North America will continue to be shared with our other Ingram Micro regional operations as we move toward a global logistics network.

In addition, we surround products and programs with our own services to resellers, such as technical support, financing and training. Through our V7 division, we offer an online trade-in program to reward resellers for responsibly recycling old electronics in our North American market.

•	Customers. Our focus on diversification extends to a wide-range of customers we serve in each of our regions. Our customer segments are distinguished by the end-users they serve and the types of products and services they provide. The small-to-medium sized business (“SMB”) customer segment is generally one of the largest segments of the IT market in terms of revenue, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate. Our programs and services are geared to add value to value-added resellers and solution providers (“VARs”) that serve as technology sources for the SMB market. We serve VARs with a complete “go-to-market” approach to their business, including logistics; sales; marketing; technical, financial and services support; enablement training; and solutions development, as well as expand their end-user reach through end-user demand generation marketing programs and business intelligence tools. Our diversification strategy — which opened new markets in AIDC/POS, CE, home automation and entertainment, physical security and mobility products — has generated new customer segments for our traditional IT products. Our position in the North American government sector has been strengthened by our GovEd Alliance and our IMStimulus Program, which assists resellers and their end-user customers in capturing funding for IT projects made available by the American Recovery and Reinvestment Act of 2009 in the Healthcare, Education, Public Safety, Infrastructure, Energy and Broadband markets. The IMHealth Program enables our resellers to help physician offices convert to the newly mandated electronic health records, which are part of the Patient Controlled HealthIT Act.

We try to limit exposure to the impact of business fluctuations by maintaining a balance in the customer segments we serve. We attempt to periodically rebalance our customer mix in keeping with profitability goals.

•	Geographic Diversification. Our presence in a larger number of markets than any other broad-based technology products distributor provides us with a more balanced global portfolio with which to manage and mitigate risk. In the context of the current economic recovery, our global position allows us to take advantage of markets in Asia and Latin America that have suffered a shallower economic downturn while preparing to capture growth as economic health returns to North America and Europe. In our more mature markets we are leveraging our solid foundation as a market leader to spur additional growth by bringing new products and services to market. We are positioned to take advantage of higher growth potential in emerging markets by leveraging our strong management teams versed in best practices provided by key management from established markets. We are the largest IT distributor in the world, by net sales. Based on currently available data, we believe that we are the market share leader, by net sales, in North America, Asia Pacific (excluding the People’s Republic of China), and Latin America and number two in Europe. Ingram Micro is the only global broad-based distributor with distribution operations in the Asia Pacific region. Our broad global footprint enables us to serve our resellers and suppliers with our extensive sales and distribution network while mitigating the risks inherent in individual markets. Our global market coverage provides a competitive advantage with suppliers looking for worldwide market penetration. The scale and flexibility of our operations enables Ingram Micro to provide the infrastructure behind the technology value chain in all its new and traditional forms. We are resolute in our efforts to continually optimize our global operations.

Geographic areas in which we operated during 2009 include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Israel, Italy, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom), Asia Pacific (Australia, the

People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico and our Latin American export operations in Miami). During 2009, we completed the exit of our broad-based distribution business in Finland and Norway and the sale of our broad-based distribution operations in Denmark. We continue to have AIDC/POS operations in these countries. Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous geographies. We sell our products and services to resellers in approximately 150 countries.

As of January 2, 2010, we had 103 distribution centers worldwide. We offer more than 1,300 suppliers access to a global customer base of more than 180,000 resellers of various categories including VARs, corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

For a discussion of our geographic reporting segments, see “Item 7. Financial Statements and Supplemental Data.” A discussion of foreign exchange risks relating to our international operations is included under the captions “Market Risk” and “Market Risk Management” in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Competitive Differentiation through High Quality Execution. We are committed to enhancing customer loyalty by continually strengthening our value proposition. Through our understanding and fulfillment of the needs of our reseller and supplier partners, we provide our customers with the supply chain tools they require to increase the efficiency of their operations, enabling them to minimize inventory levels, improve customer delivery, and enhance profitability. We provide business information to our customers, suppliers, and end-users by leveraging our information systems. We give resellers, and in some cases their customers, real-time access to our product inventory data. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand. This information flow enables our high quality execution and our ability to provide favorable order fill rates to our customers around the world while optimizing our investment in working capital. We are developing an enhanced global Web capability, which will feature significant functionality improvements, merchandising and analytical tools and an overall improved ecommerce customer experience. Through our data analytics capabilities we are able to leverage our extensive database to provide valuable data for our vendors in North America and eventually on a global basis. In the U.S. and Canada, we host channel communities covering more than 6,000 customers. Included among our communities are Venture Tech Network and SMB Alliance, both of which provide networking opportunities, tools and support to build the reseller’s business. We host communities to address the needs of resellers focused on the government sector (GovEd Alliance) and system builders (System ArchiTECHs). Our community members have access to an on-line peer-to-peer networking site to identify potential partners and share best practices. The networking site, The Zone, is offered in customized versions specific to each community.

Our commitment to a customer-centric focus has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro over the past year. In 2009, Ingram Micro UK was awarded “Distributor of the Year” by Computer Reseller News. IM Germany was recognized by IT Business magazine for “Most Important” Broadline Distributor. Three top honors in the Channel Choice and Distributor categories were awarded to IM Australia by Australia Reseller Net magazine. Our vendors have recognized our efforts, as well. For example, Ingram Micro North America was recognized by Juniper Networks as Distributor of the Year and Pro AV Distributor of the Year by Samsung Electronics America Information Technology Division for 2008 (both awarded in June 2009).

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

We conduct business with most of the leading resellers of IT products and services around the world. Our continued expansion in adjacent markets, such as AIDC/POS, has generated opportunities to expand sales in our current customer reseller base, as well as add new reseller customers. In most cases we conduct business under general terms and conditions, without minimum purchase requirements. We also have resale contracts with our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. In addition, we also have specific agreements in place with certain manufacturers and resellers in which we provide supply chain management services such as order management, technical support, call center services, logistics management, configuration management, and procurement management services. These agreements generally may be terminated by either party without cause following reasonable notice. The service offerings we provide to our customers are discussed further below under “Services.” Our business is not substantially dependent on any of these distribution or supply chain services contracts. No single customer accounts for more than 10% of our total revenue.

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

Products

We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, AIDC/POS, physical security and mobility hardware worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. On a worldwide basis, our revenue mix by product category has remained relatively stable over the past several years, although it may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges:

• IT Peripheral/CE/AIDC/POS/Mobility and Others:	40-45%
• Systems:	25-30%
• Software:	15-20%
• Networking:	10-15%

IT Peripheral/CE/AIDC/POS/Mobility and Others.  We offer a variety of products within the Peripheral/CE/AIDC/POS/Mobility and Others category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	digital signage products such as large format LCD and plasma displays, enclosures, mounts, media players, content software, content creation, content hosting, and installation services;

•	CE products such as cell phones, digital cameras, digital video disc players, game consoles, televisions, audio, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, wireless infrastructure products;

•	physical security products such as IP video surveillance, security alarm systems, fire alarm systems, access control smart cards and printers;

•	services provided by third parties and resold by Ingram Micro;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.

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

Services

We offer a variety of services to our customers and suppliers. Our services may be purchased individually or in combination with other services, or they may be provided along with our product sales. Our services include:

•	supply chain services (product procurement, inventory management, order management and fulfillment, reverse logistics, transportation management, customer care, credit and collection management services);

•	integration services (compatibility assurance, order configuration, drop ship to end-users);

•	technical support (real-time, multi-vendor support; certified technical expertise; technology help desks; online technical help);

•	training support (manufacturer-certified, self-study and instructor-led training courses for resellers and end-users);

•	financial and credit services (credit lines extended to resellers and to end-users on behalf of resellers, end-user leasing program);

•	marketing services (targeted marketing activities including direct mail, external media advertising, telemarketing campaigns, national and regional trade shows, web-based marketing);

•	business intelligence services (use of data analytics tools to analyze our extensive database of end-user records for the creation of a variety of highly targeted, customizable marketing and sales campaigns);

•	eCommerce services (EDI-, XML- and web-based electronic links to reseller customers to enable electronic transactions);

•	reseller community hosting services (Ingram Micro-enabled communities of resellers bound by a common specialized focus (e.g., government and SMB) that are provided with connections and resources to grow their specific businesses); and

•	managed services (security solutions, support and services management, monitoring, storage on demand, business continuity).

Although services represent one of the key components of our long-term strategy, they have represented less than 10% of our annual revenues in the past and may not exceed that level in the near term.

Suppliers

We sell the products of more than 1,300 suppliers, which represent the world’s leading computer hardware, networking equipment, AIDC/POS and CE manufacturers and software publishers. Products purchased from Hewlett-Packard generated approximately 24%, 23%, and 23% of our net sales in fiscal years 2009, 2008 and 2007, respectively. There were no other vendors that represented 10% or more of our net sales in any of the last three years.

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

We have written distribution agreements with many of our suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we can distribute the products. The agreements also are generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. In cases where suppliers are not obligated to accept inventory returns upon termination, some suppliers will nevertheless elect to repurchase the inventory while other suppliers will either assist with liquidation or resale of the inventory.

Competition

Each region in which we operate (North America, EMEA, Asia Pacific and Latin America) is highly competitive. In the current economic environment, competitive pressure in the form of aggressive pricing is acute. In addition to pricing, other competitive factors include:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	products and services availability;

•	quality and breadth of product lines and services;

•	speed and accuracy of delivery; and

•	web- or call center-based sales.

We compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors that focus upon one market or product or a particular sector with whom we compete. Examples include Avnet, Arrow, and Bell Microproducts in components and enterprise products; Westcon in networking and security; D&H Distributing, ADI, ArchBrook Laguna and Petra in consumer electronics; and ScanSource and Bluestar in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Digital China (China), Redington (India), Express Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), ALSO and Actebis (both in Europe). We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner with these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, may become our competitors. As some manufacturer and reseller customers move their back-room operations to distribution partners, such outsourcing and value-added services may become areas of opportunity. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo, and UPS Supply Chain Solutions.

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

Inventory Management

We strive to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Our business, like that of other distributors, is subject to the risk that the value of our inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of technology products to offer distributors limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. When protection is offered, the distributor may be restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We continually take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. In addition, we distribute a small amount of private label products for which price protection is not customarily contractually available, for which we do not normally enjoy return rights, and for which we bear certain increased risks. We manage these risks through pricing and continual monitoring of existing inventory levels relative to customer demand, reflecting our forecasts of future demand and market conditions. On an ongoing basis, we reserve for excess and obsolete inventories and these reserves are appropriately utilized for liquidation of such inventories.

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

Trademarks and Service Marks

We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “VentureTech Network,” “AVAD,” “SymTech” and “Vantex.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.

Employees

As of January 2, 2010, we employed approximately 13,750 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in EMEA and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we reap significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries. We have a process for measuring the status of associate success and responding to associate priorities.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers of Ingram Micro is as of March 1, 2010:

Gregory M.E. Spierkel.  Mr. Spierkel, age 53, has been our chief executive officer since June 2005. He previously served as president from March 2004 to June 2005, as executive vice president and president of Ingram Micro Europe from June 1999 to March 2004, and as senior vice president and president of Ingram Micro Asia Pacific from July 1997 to June 1999. Prior to joining Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996. Mr. Spierkel has been a member of the Board of Directors of PACCAR Inc. since 2008.

Alain Monié.  Mr. Monié, age 59, has been our president and chief operating officer since August 1, 2007. He previously served as executive vice president and president of Ingram Micro Asia Pacific from January 2004 to August 2007. He joined Ingram Micro as executive vice president in January 2003. Previously, Mr. Monié was an international executive consultant with aerospace and defense corporations from September 2002 to January 2003. Mr. Monié also served as president of the Latin American division of Honeywell International from January 2000 to August 2002. He joined Honeywell following its merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia Pacific operations from October 1997 to December 1999. Mr. Monié has been a member of the Board of Directors of Amazon.com since November 2008.

Keith W.F. Bradley.  Mr. Bradley, age 46, has been our senior executive vice president and president of Ingram Micro North America since June 2009 and was previously our executive vice president and president of Ingram Micro North America from January 2005 to June 2009. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with PricewaterhouseCoopers LLP in the United Kingdom, United Arab Emirates and the United States.

Shailendra Gupta.  Mr. Gupta, age 47, has been our senior executive vice president and president of Ingram Micro Asia Pacific since June 2009 and was previously our executive vice president and president of Ingram Micro Asia Pacific from January 2008 to June 2009. Mr. Gupta served as our senior vice president, Ingram Micro Asia Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

William D. Humes.  Mr. Humes, age 45, has been our senior executive vice president and chief financial officer since June 2009 and was previously our executive vice president and chief financial officer from April 2005 to June 2009. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Alain Maquet.  Mr. Maquet, age 58, has been our senior executive vice president and president — EMEA since July 2009, was previously our executive vice president and president of Ingram Micro Latin America from June 2009 to July 2009 and our senior vice president and president of Ingram Micro Latin America from March 2005 to June 2009. Mr. Maquet also served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans over three decades, the majority of which are in the technology industry. In addition, Mr. Maquet had co-founded an IT distribution company before joining Ingram Micro.

Eduardo Araujo.  Mr. Araujo, age 53, has been our executive vice president and president of Ingram Micro Latin America since January 2010. Before joining Ingram Micro, Mr. Araujo served as vice president and general manager, Latin America and the Caribbean for Electronic Data Systems Corporation, which is now a part of Hewlett-Packard. He has also held executive leadership positions at other IT corporations, including HP, Compaq, PeopleSoft, and ATT/NCR.

Larry C. Boyd.  Mr. Boyd, age 57, has been our executive vice president, secretary and general counsel since June 2009 and was previously our senior vice president, secretary and general counsel from March 2004 to June 2009. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Lynn Jolliffe.  Ms. Jolliffe, age 57, has been our executive vice president, human resources since June 2009 and was previously our senior vice president, human resources from July 2007 to June 2009. She joined Ingram Micro in 1999 as the vice president of human resources for the European region. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

Mario F. Leone.  Mr. Leone, age 54, has been our executive vice president and chief information officer since June 2009 and was previously our senior vice president and chief information officer from January 2009 to June 2009. Prior to joining Ingram Micro, Mr. Leone served as senior vice president and chief information officer at Federal-Mogul Corporation, a global supplier of powertrain and safety technologies serving the automotive, industrial and worldwide after-markets. Mr. Leone was previously senior vice president and chief information officer at FIAT, and its business unit IVECO, a leading European industrial vehicle company. Mr. Leone has also held executive positions in information systems for Dow Chemical Company and Union Carbide Corporation.

Ria M. Carlson.  Ms. Carlson, age 48, has been our senior vice president, strategy & communications since June 2009 and was previously our corporate vice president, strategy & communications, from April 2005 to June 2009. She previously served as vice president, investor relations & corporate communications from March 2001 through March 2005. Before joining Ingram Micro, Ms. Carlson served as vice president, communications and investor relations for Equity Marketing, Inc., an international toy and promotions company, from 1999-2001, vice president, public and investor relations for Sierra Health Services, Inc., from 1996-1999, and associate vice president, corporate communications for FHP International Corporation, a health care organization, from 1989 to 1996.

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

Our periodic and current reports filed with the Securities and Exchange Commission, periodic press releases, and other public documents and statements, may contain forward-looking statements. In addition, our representatives may participate in speeches and calls with market analysts; conferences, meetings and calls with investors and potential investors in our securities; and other meetings and conferences. Some of the information presented in these calls, meetings and conferences may also be forward-looking. We disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Described below and throughout this report are certain risks that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating your investment in our company because these factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. Before you invest in our company, you should know that making such an investment involves risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. There may be additional risks that are not presently material or known. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Difficult conditions in the global economy have affected our business and results of operations. A prolonged worldwide economic downturn may lead to:

•	More intense competition, which may lead to lower sales or reduced sales growth, loss of market share, reduced prices, and lower gross margins;

•	loss of vendor rebates;

•	extended payment terms with customers;

•	increased bad debt risks;

•	shorter payment terms with vendors;

•	reduced access to liquidity and higher financing and interest costs;

•	increased currency volatility making hedging more expensive and more difficult to obtain; and

•	increased inventory losses related to obsolescence and/or excess quantities.

Each of these factors, individually or in the aggregate, could adversely affect our results of operations, financial condition and cash flows. Our results of operations have been affected to varying degrees by the factors noted above resulting in large part from the difficult conditions experienced in the global economy in recent periods. If the current economic downturn continues or intensifies, our results could be adversely affected.

Prolonged economic downturns may also lead to additional restructuring actions and associated expenses in response to the lower sales volume. In addition, we may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.

Our failure to adequately adapt to IT industry changes could negatively impact our future operating results. The IT products industry is subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards. Suppliers may give us limited or no access to new products being introduced. Changes may cause inventory in stock to decline substantially in value or to become obsolete, regardless of the general economic environment. Although it is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or such suppliers’ price reductions (“price protection”), if major suppliers decrease the availability of price protection to us, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. In addition, suppliers could become insolvent and unable to fulfill their protection obligations to us. We offer no assurance that price protection will continue, that unforeseen new product developments will not adversely affect us, or that we will successfully manage our existing and future inventories. Significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms or trade credit, or vendor-supported credit programs, may adversely impact our results of operations or financial condition. Finally, if we were not able to adequately adapt to the emergence of alternative means of distribution for software and hardware, such as site licenses, electronic distribution and cloud computing, our future operating results could be adversely affected.

We have significant credit exposure to our customers and negative trends in their businesses could cause us significant credit loss. As is customary in many industries, we extend credit to our customers for a significant portion of our net sales. Customers have a period of time, generally 30 to 45 days after date of invoice, to make payment. We are subject to the risk that our customers will not pay for the products they have purchased. The risk that we may be unable to collect on receivables may increase if our customers experience decreases in demand for their products and services or otherwise become less stable, due to adverse economic conditions. If there is a substantial deterioration in the collectability of our receivables or if we cannot obtain credit insurance at reasonable rates, are unable to collect under existing credit insurance policies, or fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.

We continually experience intense competition across all markets for our products and services. Our competitors include local, regional, national, and international distributors, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future. In addition, when there is overcapacity in our industry, our competitors may reduce their prices in response to this overcapacity. We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a reduction in our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses. We have also initiated and expect to continue to initiate other business activities and may face competition from companies with more experience and/or from new entrants in those markets. As we enter new business areas, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers or suppliers, which may negatively impact our sales or profitability.

We operate a global business that exposes us to risks associated with international activities. We have local sales offices and/or Ingram Micro representatives in 36 countries, and sell our products and services to resellers in approximately 150 countries. A large portion of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including environmental and trade protection laws, policies and measures; tariffs; export license requirements; enforcement of the Foreign Corrupt Practices Act, or similar laws of other jurisdictions on our business activities outside the Unites States; other regulatory requirements; economic and labor conditions; political or social unrest; economic instability or natural disasters in a specific country or region, such as hurricanes and tsunamis; health or similar issues such as the outbreak of the swine flu; complex tax regimes in various jurisdictions; and difficulties in staffing and managing international operations.

We are exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. We manage our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments. Although we believe that our exposures are appropriately diversified across counterparties and that, through our ongoing monitoring procedures, these counterparties are creditworthy financial institutions, we are exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange and interest rate swap contracts and we may not be able to adequately mitigate all foreign currency related risks.

We are dependent on a variety of information systems, which, if not properly functioning, could adversely disrupt our business and harm our reputation and net sales. We depend on a variety of information systems for our operations, including our IMpulse enterprise resource planning (ERP) system, which has historically supported many of our operational functions such as inventory management, order processing, shipping, receiving, and accounting. Because most of our information systems consist of a number of legacy, internally developed applications, it can be harder to upgrade them and may be more difficult to adapt to commercially available software.

We are in the process of implementing a company-wide transition to a new single ERP software system and related processes to perform various functions and improve on the efficiency with which we do business globally. We began committing resources to this conversion process in 2007, and deployment of the new solution commenced in 2009 and is expected to be completed over the next several years. This conversion is complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. We are following a project plan that we believe provides for a reasonable allocation of resources for the conversion program. However, execution of such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. Furthermore, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business and potentially for our customers to access our price and product availability information. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. We may also be limited in our ability to integrate any new business that we may acquire. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

Changes in our credit rating or other market factors, such as adverse capital and credit market conditions or reductions in cash flow from operations, may affect our ability to meet liquidity needs, reduce access to capital, and/or increase our costs of borrowing. Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions, but we still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing, inbound and outbound flooring and draft discounting facilities. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. Our ability to repay current or future indebtedness when due, or have adequate sources of liquidity to meet our business needs may be affected by changes to the cash flows of our subsidiaries. A reduction of cash flow generated by our subsidiaries may have an adverse effect on our liquidity. Under certain circumstances, legal, tax or contractual restrictions may limit our ability or make it more costly to redistribute cash between subsidiaries to meet the company’s overall operational or strategic investment needs, or for repayment of indebtedness requirements.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, the capital and credit markets have been experiencing unprecedented levels of volatility and disruption. Such market conditions may limit our ability to replace, in a timely manner, maturing credit arrangements or affect our ability to access committed capacities or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. Furthermore, if we do not meet various covenant requirements of our corporate finance programs, including cross-default threshold provisions, we may not be able to access the majority of our credit programs with our finance partners. The lack of availability of such funding could harm our ability to operate or expand our business.

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

We have made and expect to continue to make investments in new business strategies and initiatives, including acquisitions, which could disrupt our business and have an adverse effect on our operating results. Such investments may involve significant risks and uncertainties, including distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; difficulty in the integration of acquired businesses, including new employees, business systems and technology; inability to adapt to challenges of new markets, including geographies, products and services, or to attract new sources of profitable business from expansion of products or services; exposure to new regulations; and issues not discovered in our due diligence process. Our operations may be adversely impacted by an acquisition that (i) is not suited for us, (ii) is improperly executed, or (iii) substantially increases our debt. Any of these factors could adversely affect our operating results or financial condition.

Terminations of a supply or services agreement or a significant change in supplier terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations. A significant percentage of our net sales relates to products sold to us by relatively few suppliers. As a result of such concentration risk, terminations of supply or services agreements, or a significant change in the terms or conditions of sale from one or more of our more significant partners, or bankruptcy or closure of business by one or more of our more significant partners could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, such as systems, limited price protection or return rights offered by suppliers may have a bearing on the amount of product we may be willing to stock. We expect restrictive supplier terms and conditions to continue in the foreseeable future. Our inability to pass through to our reseller customers the impact of these changes, as well as our failure to develop systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have a negative impact on our gross margins.

We receive purchase discounts and rebates from suppliers based on various factors, including sales or purchase volume, breadth of customers and achievement of other goals set by the vendors. These purchase discounts and rebates may affect gross margins. Many purchase discounts from suppliers are based on percentage increases in sales of products. Our operating results could be negatively impacted if these rebates or discounts are reduced or eliminated or if our vendors significantly increase the complexity of process and costs for us to receive such rebates.

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

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We are subject to both income and transaction based taxes in substantially all countries and jurisdictions in which we operate. Unanticipated changes to our effective income tax rate could adversely affect our future earnings and cash flows. Our effective income tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes to our operating structure, changes in tax laws and the discovery of new information in the course of our tax return preparation process.

Likewise, unanticipated changes to our transaction tax liabilities could adversely affect our future results of operations, cash flows and our competitive position. We engage in a high volume of transactions where multiple types of consumption, commercial and service taxes are potentially applicable. An inability to appropriately identify, charge, remit and document such taxes, along with an inconsistency in the application of these taxes by the applicable taxing authorities, may negatively impact our gross and operating margins, financial position or cash flows.

We are subject to the continuous examination of both our income and transaction tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. While we regularly evaluate our tax contingencies and uncertain tax positions to determine the adequacy of our provision for income and other taxes based on the technical merits and the likelihood of success resulting from tax examinations, any adverse outcome from these continuous examinations may have an adverse effect on our operating results and financial position.

We cannot predict what loss we might incur in litigation matters and contingencies that we may be involved with from time to time. There are various claims, lawsuits and pending actions against us. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters. See Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our material legal matters.

Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers, we are dependent in large part on our ability to retain the services of our key management, sales, IT, operational, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel, to meet our needs. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, we have recently reduced our personnel in various geographies and functions through our restructuring and outsourcing activities. These reductions could negatively impact our relationships with our workforce, or make hiring other employees more difficult. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which may affect our ability to retain key personnel. Additionally, changes in workforce, including government regulations, collective bargaining agreements or the availability of qualified personnel could disrupt operations or increase our operating cost structure.

We may incur material litigation, regulatory or operational costs or expenses, and may be frustrated in our marketing efforts, as a result of new environmental regulations or private intellectual property enforcement disputes. We already operate in or may expand into markets which could subject us to environmental laws that may have a material adverse effect on our business, including the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in North America, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

If our business does not perform well, we may be required to recognize further impairments of our intangible or other long-lived assets or to establish a valuation allowance against our deferred income tax assets, which could adversely affect our results of operations or financial condition. We recognized a $742.6 million impairment charge to our goodwill in the fourth quarter of 2008 which materially impacted our equity and results of operations in 2008, but did not impact our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities. Our future results of operations may be impacted by prolonged weakness in the current economic environment which may result in an impairment of any goodwill recorded in the future and/or other long-lived assets or valuation allowance on our deferred tax assets, which could adversely affect our results of operations or financial condition.

We face a variety of risks in our reliance on third-party service companies, including shipping companies for the delivery of our products and outsourcing arrangements. We rely almost entirely on arrangements with third-party shipping and freight forwarding companies for the delivery of our products. The termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from suppliers to us or products from us to our reseller customers or their end-user customers, could disrupt our business and harm our reputation and operating results.

In addition, we have outsourced various transaction-oriented service and support functions to business process outsource providers. We have also outsourced a significant portion of our IT infrastructure function and certain IT application development functions to third-party providers. We may outsource additional functions to third-party providers. Our reliance on third-party providers to provide service to us, our customers and suppliers and for our IT requirements to support our business could result in significant disruptions and costs to our operations, including damaging our relationships with our suppliers and customers, if these third-party providers do not meet their obligations to adequately maintain an appropriate level of service for the outsourced functions or fail to adequately support our IT requirements. As a result of our outsourcing activities, it may also be more difficult to recruit and retain qualified employees for our business needs.

Changes in accounting rules could adversely affect our future operating results. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the SEC, who create and interpret appropriate accounting standards. Future periodic assessments required by current or new accounting standards may result in additional noncash charges and/or changes in presentation or disclosure. A change from current accounting standards could have a significant adverse effect on our financial position or results of operations.

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

Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, EMEA, Asia Pacific and Latin America. As of January 2, 2010 we operated 103 distribution centers worldwide.

As of January 2, 2010, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which is part of our office/distribution facilities in Straubing, Germany.

ITEM 3.	LEGAL PROCEEDINGS

Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel, it is our opinion that it is probable that we may be required to pay all or some of these taxes and we had established a liability for these taxes assessable through December 2005. Legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. Accordingly, in 2007, we recorded a net charge to cost of sales of $30.1 million. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9.8 million and $8.2 million, respectively (17.1 million and 19.6 million Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at January 2, 2010 and January 3, 2009 was 28.2 million Brazilian reais and 45.2 million Brazilian reais, respectively (approximately $16.2 million and $19.4 million at January 2, 2010 and January 3, 2009, respectively, based on the exchange rate prevailing on those dates of 1.741 and 2.330 Brazilian reais, respectively, to the U.S. dollar).

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of January 2, 2010 potentially amount to approximately $13.1 million and $12.1 million, respectively, based on the exchange rate prevailing on that date of 1.741 Brazilian reais to the U.S. dollar. Therefore, we have not established an additional reserve for interest and penalties as we have determined that an unfavorable outcome is currently not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais or approximately $31.6 million based upon a January 2, 2010 exchange rate of 1.741 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 67.5 million Brazilian reais or approximately $38.8 million at January 2, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.

We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of Ingram Micro and our subsidiary. That judgment has been appealed by the plaintiff. We have filed a motion to dismiss in the Krys action which is pending before the trial court. We intend to vigorously defend these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock.  Our Common Stock is traded on the New York Stock Exchange under the symbol IM. The following table sets forth the high and low price per share, based on closing price, of our Common Stock for the periods indicated.

		HIGH	LOW

Fiscal Year 2009	First Quarter	$14.24	$9.82
	Second Quarter	17.85	12.85
	Third Quarter	18.58	15.83
	Fourth Quarter	18.80	16.85
Fiscal Year 2008	First Quarter	$18.97	$14.97
	Second Quarter	18.90	15.83
	Third Quarter	19.95	16.51
	Fourth Quarter	16.20	9.29

As of January 2, 2010 there were 434 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

Dividend Policy.  We have neither declared nor paid any dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant. In addition, certain of our debt facilities contain restrictions on the declaration and payment of dividends.

Equity Compensation Plan Information.  The following table provides information, as of January 2, 2010, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders.

(c) Number of securities
remaining available for
	(a) Number of securities to be	(b) Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(1)	reflected in column (a))(2)

Equity compensation plans approved by shareholders	14,027,614	$16.10	4,055,760
Equity compensation plans not approved by shareholders	None	None	None

TOTAL	14,027,614	$16.10	4,055,760

(1)	Does not reflect any unvested awards of time vested restricted stock units/awards of 1,765,505 and performance vested restricted stock units of 3,163,201 at 100% target and 5,484,702 at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

ITEM 5.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents our selected consolidated financial data, which includes the results of operations of our acquisitions that have been consolidated with our results of operations beginning on their acquisition dates. The information set forth below should be read in conjunction with “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to “2009,” “2008,” “2007,” “2006” and “2005” represent the fiscal years ended January 2, 2010 (52-weeks), January 3, 2009 (53-weeks), December 29, 2007 (52-weeks), December 30, 2006 (52-weeks) and December 31, 2005 (52-weeks), respectively.

	2009	2008	2007	2006	2005
	($ in 000s, except per share data)

Selected Operating Information
Net sales	$29,515,446	$34,362,152	$35,047,089	$31,357,477	$28,808,312
Gross profit(1)	1,670,209	1,940,091	1,909,298	1,685,285	1,574,978
Income (loss) from operations(2)	295,940	(332,169)	446,420	422,444	362,186
Income (loss) before income taxes(3)	269,248	(382,138)	385,238	367,333	301,937
Net income (loss)(4)	202,138	(394,921)	275,908	265,766	216,906
Basic earnings per share — net income (loss)	1.24	(2.37)	1.61	1.61	1.35
Diluted earnings per share — net income (loss)	1.22	(2.37)	1.56	1.56	1.32
Selected Balance Sheet Information
Cash and cash equivalents	$910,936	$763,495	$579,626	$333,339	$324,481
Total assets	8,179,350	7,083,473	8,975,001	7,704,307	7,034,990
Total debt(5)	379,495	478,388	523,116	509,507	604,867
Stockholders’ equity	3,011,813	2,655,845	3,426,942	2,920,475	2,438,598

(1)	Includes a net charge to cost of sales of $30,134 in 2007 related to the reserve recorded for the potential liability for certain commercial taxes in Brazil, as well as reductions in cost of sales of $9,758 and $8,224 in 2009 and 2008, respectively, for the release of portions of this reserve as the statute of limitations for an assessment had expired.

(2)	Includes items from footnote (1) above as well as: (i) a charge for the impairment of goodwill of $2,490 and $742,653 in 2009 and 2008; respectively, (ii) net reorganization costs (credits) of $34,083, $17,029, ($1,091), ($1,727) and $16,276 in 2009, 2008, 2007, 2006 and 2005, respectively; (iii), other major-program costs associated with the reorganization activities totaling $3,553, $1,544 and $22,935, charged to selling, general and administrative, or SG&A, expenses in 2009, 2008 and 2005, respectively; and (iv) a charge to SG&A expenses of $15,000 in 2007 associated with the loss on settlement of a SEC matter regarding certain transactions with McAfee, Inc. (formerly NAI) from 1998 through 2000.

(3)	Includes items noted in footnotes (1) and (2) above, as well as a loss of $8,413 on the redemption of senior subordinated notes in 2005.

(4)	Includes the after-tax impact of items noted in footnotes (1) through (3) above.

(5)	Includes trade accounts receivable-backed financing and revolving trade accounts receivable factoring facilities, senior unsecured term loan, revolving credit facilities and other long-term debt including current maturities, but excludes off-balance sheet debt of $68,505 at the end of fiscal year 2006, which amounts represented the undivided interests in transferred trade accounts receivable sold to and held by third parties.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands of U.S. dollars.

Overview of Our Business

Sales

We are the largest distributor of IT products and services worldwide based on net sales. We offer a broad range of IT products and services and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been directly affected by the conditions in the economy in general. While our consolidated net sales grew in the range of 9% to 12% per year in 2005 through 2007, these increases primarily reflected the strong demand environment for IT products and services in most economies worldwide as well as the additional revenue arising from the integration of several acquisitions worldwide, comprised primarily of small but strategic acquisitions of businesses in the consumer electronics and automatic identification and data capture/point-of-sale, or AIDC/POS, markets. Also contributing to the growth trend over this period were the addition of new product categories and suppliers, the addition and expansion of adjacent product lines and services, the addition of new customers and increased sales to our existing customer base. In 2008, our consolidated net sales declined 2.0% despite the relative year-over-year strength of foreign currencies, which provided approximately two percentage-points of growth. The decline reflected our efforts to exit or turn away certain unprofitable business relationships during the year, as well as the downturn in the macroeconomic environment, which began in early 2008 in Europe and North America and adversely impacted Asia Pacific and Latin America towards the second half of 2008. The effect of this recession became more pronounced in 2009 as our consolidated net sales declined 14.1% year-over-year. Contributing to this decline was the approximately three percentage-points negative impact of relatively weaker foreign currencies. Nearing the end of 2009, the IT demand environment started showing some modest signs of improvement. Additionally, in the second half of 2009, we began to strategically leverage our gross margins and strong balance sheet to drive incremental sales and market share. Overall weakness in demand may continue over the near term, particularly given unstable economic conditions in some major markets in which we operate.

Gross Margin

The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by extensive price competition, as well as changes in vendor terms and conditions, including, but not limited to, reductions in vendor rebates and incentives, tighter restrictions on our ability to return inventory to vendors and reduced time periods qualifying for vendor price protection. To mitigate these factors, we have implemented, and continue to refine, changes to our pricing strategies, inventory management processes and vendor program processes. We continuously monitor and change, as appropriate, certain of the terms and conditions offered to our customers to reflect those being set by our vendors. In addition, we have pursued expansion into adjacent product markets such as AIDC/POS and consumer electronics and related products and accessories, which generally have higher gross margins, and into certain service categories, including our Ingram Micro Logistics fee-for-service business. While these dynamics have kept our overall gross margin relatively stable, near or above 5.4% on an annual basis since 2003, the shift in overall mix of business toward our higher margin adjacent businesses and growth in our fee-for-service business, coupled with efforts to exit or turn away certain unprofitable business relationships during 2008, helped to yield gross margins in excess of 5.6% in 2008 and 2009. We expect that restrictive vendor terms and conditions and competitive pricing pressures will continue to exist in our business as they have for the last few years. Additionally, pricing and our gross margins will be one of several mechanisms we will use to capture sales and enhance market share. These factors could hinder our ability to maintain and/or improve our gross margins or overall profitability from the levels realized in recent years.

Selling, General and Administrative Expenses or SG&A Expenses

Another key area for our overall profitability management is the monitoring and control of the level of SG&A expenses. As the various factors discussed above have impacted our levels of sales over the past several years, we have instituted a number of cost reduction and profit enhancement programs. Among other things, these efforts have included our announced outsourcing and optimization plan in North America in 2005, our outsourcing of IT application development functions in 2006 and a number of other reorganization actions across multiple regions to further enhance productivity and profitability. Additionally, we have completed numerous acquisitions to add to our traditional distribution business over the past several years. While these acquisitions increase our revenues and market share, they also represent opportunities to streamline and realize operational synergies from the combined operations. We have also made acquisitions to increase our presence in adjacent product offerings, such as AIDC/POS, in addition to organic growth of other adjacent lines, such as our fee-for-service logistics business. While these lines of business generally carry higher gross margins, as discussed above, they also generally carry a higher level of SG&A expenses. As the economic downturn began, our sales leveled then declined year-over-year causing our SG&A expenses to increase to 4.41% and 4.53% in 2008 and 2009, respectively, of consolidated net sales from 4.18% or less in the three years prior. To counter this, we implemented a number of additional expense-reduction programs, with the most significant impacts in North America and EMEA. These actions included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities. These actions were designed to generate approximately $120,000 to $140,000 in annual expense savings when compared to our first quarter 2008 run rate. As we enter 2010, we have reached the full run rate of this range of savings.

Reorganization and Expense-Reduction Program Costs

In 2008, we announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes in EMEA and additional workforce reductions in North America. Total costs of the actions incurred in EMEA were $16,444, comprised of $14,900 of reorganization costs related to employee termination benefits for workforce reductions and facility consolidations, as well as $1,544 of other costs charged to SG&A expenses, comprised of consulting, legal and other expenses associated with implementing the reduction in workforce. In North America, the net costs of the actions were $1,838, all of which were reorganization costs primarily related to employee termination benefits for workforce reductions and other costs related to contract terminations for equipment leases. We also announced cost-reduction programs related to our Asia Pacific operations, incurring reorganization costs of $291, primarily related to employee termination benefits.

As noted above, we took additional actions across all regions in 2009. In total, we incurred $37,636 of charges during 2009, of which $34,083 was recorded as reorganization costs, primarily for employee termination benefits for workforce reductions and facility consolidations, and $3,553 was charged to SG&A expenses, primarily for accelerated depreciation of fixed assets related to exited facilities, and retention, consulting and other expenses associated with the reorganization actions. By region, these charges were: $24,267 in North America ($21,133 in reorganization and $3,134 in SG&A expenses); $9,462 in EMEA ($9,201 in reorganization and $261 in SG&A expenses); $3,574 in Asia Pacific ($3,416 in reorganization charges and $158 in SG&A expenses); and $333 in reorganization costs in Latin America. As of the end of 2009, these actions were substantially complete.

Acquisitions

We have complemented our internal growth initiatives with strategic business acquisitions including our acquisitions over the past five years of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia Pacific, each of which expanded our value-added distribution of AIDC/POS solutions; and Computacenter Distribution, or CCD, in EMEA and Value Added Distributors Limited, or VAD, in Asia Pacific, which expanded our presence in the high-end enterprise market. We also expanded our presence in the consumer electronics market in North America through the acquisitions of AVAD and DBL Distributing Inc., or DBL, in the U.S., and expanded our networking products and services offerings through the acquisitions of VPN Dynamics and Securematics in the U.S.

Working Capital and Debt

The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital primarily to finance trade accounts receivable and inventory. However, our business generally requires less financing during an economic downturn because of reduced working capital demands. We have relied heavily on trade credit from vendors, trade accounts receivable financing programs and debt facilities for our working capital needs. Due to our narrow operating margins, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt and cash levels. However, our debt and/or cash levels may fluctuate significantly on a day-to-day basis due to timing of customer receipts and periodic payments to vendors. Our future debt requirements may increase to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions or other investments in the business.

Our Critical Accounting Policies and Estimates

The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to trade accounts receivable; vendor programs; inventory; goodwill, intangible and other long-lived assets; income taxes; and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of sensitivity. Therefore, actual results could differ from these estimates.

We believe the following critical accounting policies are affected by our judgments, estimates and/or assumptions used in the preparation of our consolidated financial statements.

•	Trade Accounts Receivable — We provide allowances for doubtful accounts on our trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; the fact that we only have one customer which accounts for 10% or more of our consolidated trade accounts receivable, and no single customer accounts for 10% or more of our consolidated net sales; a continuing credit evaluation of our customers’ financial condition; aging of receivables, individually and in the aggregate; credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; our historical loss experience; and increases in credit risk and reduced capital availability at our customers resulting from the economic downturn.

•	Vendor Programs — We receive funds from vendors for price protection, product return privileges, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs, which are recorded as adjustments to product costs, revenue, or SG&A expenses according to the nature of the program. Some of these programs may extend over more than one quarterly reporting period. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

•	Inventory — Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventory. On an ongoing basis, we review for estimated excess or obsolete inventory and write down our inventory to its estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by the following considerations: protection from loss in value of inventory under our vendor agreements; our rights to return inventory to vendors in accordance with contractual stipulations; aging of inventory; a sudden decline in demand due to the economic downturn; and rapid product improvements and technological changes.

•	Goodwill, Intangible Assets and Other Long-Lived Assets — We apply the provisions for evaluating goodwill and other intangible assets issued by the Financial Accounting Standards Board, or the FASB. While these provisions do not call for the amortization of goodwill, they require that goodwill be reviewed at least annually for potential impairment.

In the fourth quarter of 2008, consistent with the drastic decline in the capital markets in general, we experienced a similar decline in the market value of our common stock. As a result, our market capitalization was significantly lower than the book value of our company. We conducted goodwill impairment tests in each of our regional reporting units that had goodwill during the fourth quarter of 2008, which coincided with the timing of our normal annual impairment test. In performing this test, we, among other things, consulted an independent valuation advisor. Based on the results of these tests, management concluded that the goodwill of each of the North America, EMEA and Asia Pacific reporting units was fully impaired and recorded a charge of $742,653 in the fourth quarter of 2008, which was made up of $243,190, $24,125 and $475,338 in carrying value of goodwill, prior to the impairment, in North America, EMEA and Asia Pacific, respectively. This noncash charge significantly impacted our equity and results of operations for 2008, but did not impact our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities.

Our second quarter of 2009 acquisitions of VAD and Vantex in Asia Pacific yielded additional goodwill of $2,490. In light of the continued weak demand for IT products and services in Asia Pacific and globally in 2009, our Asia Pacific reporting unit fair value continued to be below the carrying value of its assets. As such, we recorded a charge for the full impairment of the newly recorded goodwill from these two acquisitions in the second quarter of 2009.

We also assess potential impairment of our other identifiable intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances such as significant changes in the manner of use of the asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results, have made recovery of an asset’s carrying value unlikely. The amount of an impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. We conducted impairment tests of our intangible assets and other long-lived assets in the fourth quarter of 2009 and 2008. Our results indicated that the carrying value of these assets was recoverable from undiscounted cash flows and no impairment was indicated.

•	Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if such indefinitely reinvested policy is altered.

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

•	Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, including those noted in Part I, Item 3. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Ultimate resolution of these matters could materially impact our consolidated results of operations, cash flows or financial position (see Note 10 to our consolidated financial statements).

Results of Operations

We do not allocate stock-based compensation expense (see Notes 12 and 13 to our consolidated financial statements) to our operating units; therefore, we are reporting this as a separate amount. The following tables set forth our net sales by geographic region and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the fiscal years indicated.

	2009		2008		2007

Net sales by geographic region:
North America	$12,326,555	41.8%	$14,191,995	41.3%	$13,923,186	39.7%
EMEA	9,483,328	32.1	11,534,968	33.6	12,438,644	35.5
Asia Pacific	6,243,455	21.1	6,904,640	20.1	7,133,417	20.4
Latin America	1,462,108	5.0	1,730,549	5.0	1,551,842	4.4

Total	$29,515,446	100.0%	$34,362,152	100.0%	$35,047,089	100.0%

As presented below, our income from operations in 2009 includes the goodwill impairment charge of $2,490, or 0.01% of consolidated net sales and 0.04% of net sales in Asia Pacific, and reorganization and expense-reduction program costs of $37,636, or 0.13% of consolidated net sales, ($24,267 or 0.20% of net sales, in North America; $9,462, or 0.10% of net sales, in EMEA; $3,574, or 0.06% of net sales, in Asia Pacific; and $333, or 0.02% of net sales, in Latin America) as discussed in Note 3 to our consolidated financial statements. In addition, our income from operations in 2009 includes the release of a portion of our commercial tax reserve in Brazil totaling $9,758, or 0.03% of consolidated net sales and 0.67% of Latin America net sales, as discussed in Note 10 to our consolidated financial statements.

Our loss from operations in 2008 includes the goodwill impairment charge of $742,653, or 2.16% of consolidated net sales, ($243,190, or 1.71% of net sales, in North America; $24,125, or 0.21% of net sales, in EMEA; and $475,338, or 6.88% of net sales, in Asia Pacific) as discussed in Notes 2 and 4 to our consolidated financial statements. Income (loss) from operations in 2008 also includes reorganization and expense-reduction program costs of $18,573, or 0.05% of consolidated net sales, ($1,838, or 0.01% of net sales, in North America; $16,444, or 0.14% of net sales, in EMEA; and $291 of charges in Asia Pacific) as discussed in Note 3 to our consolidated financial statements. In addition, our income from operations in 2008 includes the release of a portion of our commercial tax reserve in Brazil of $8,224, or 0.02% of consolidated net sales and 0.48% of Latin America net sales, as discussed in Note 10 to our consolidated financial statements.

Our income from operations in 2007 includes a net commercial tax charge in Brazil of $30,134, or 0.09% of consolidated net sales and 1.94% of Latin American net sales, and a charge of $15,000, or 0.04% of consolidated net sales and 0.11% of North American net sales, for losses related to a SEC matter both discussed in Note 10.

	2009		2008		2007

Operating income (loss) and operating margin (loss) by geographic region:
North America	$105,679	0.86%	$(49,011)	(0.35)%	$219,835	1.58%
EMEA	92,856	0.98	42,014	0.36	151,529	1.22
Asia Pacific	83,704	1.34	(353,518)	(5.12)	117,306	1.64
Latin America	35,928	2.46	43,191	2.50	(4,375)	(0.28)
Stock-based compensation expense	(22,227)	—	(14,845)	—	(37,875)	—

Total	$295,940	1.00%	$(332,169)	(0.97)%	$446,420	1.27%

We sell products purchased from many vendors, but generated approximately 24%, 23% and 23% of our net sales in 2009, 2008 and 2007, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors and no customers that represented 10% or more of our net sales in each of the last three years.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2009	2008	2007

Net sales	100.00%	100.00%	100.00%
Cost of sales	94.34	94.35	94.55

Gross profit	5.66	5.65	5.45
Operating expenses:
Selling, general and administrative	4.53	4.41	4.18
Impairment of goodwill	0.01	2.16	—
Reorganization costs (credits)	0.12	0.05	(0.00)

Income (loss) from operations	1.00	(0.97)	1.27
Other expense, net	0.09	0.14	0.17

Income (loss) before income taxes	0.91	(1.11)	1.10
Provision for income taxes	0.23	0.04	0.31

Net income (loss)	0.68%	(1.15)%	0.79%

Results of Operations for the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

Our consolidated net sales were $29,515,446, $34,362,152 and $35,047,089 in 2009, 2008 and 2007, respectively. The declines in our consolidated net sales of 14.1% in 2009 compared to 2008 and 2.0% in 2008 compared to 2007 primarily reflect the overall decline in demand for IT products and services globally resulting from the severe economic downturn. The softness in demand for IT products and services initially surfaced in North America and EMEA early in 2008. By the end of 2008, the weak macroeconomic environment had spread to substantially all of our business units in each region. Our fiscal 2008 was also a 53-week year, with an additional four business days compared to 2009 and 2007. The translation impact of the weakening foreign currencies compared to the U.S. dollar contributed approximately three percentage-points of the year-over-year decline in 2009 while it was strengthening foreign currencies compared to the U.S. dollar in 2008 that generated approximately two percentage-points of worldwide growth compared to 2007. To a lesser extent, our efforts to improve our overall returns on invested capital impacted sales in 2008 and 2009, as we made deliberate choices beginning in the second half of 2008 to weigh higher returns and profitable relationships over additional revenues and therefore walked away from certain less profitable relationships. As we continued to implement a number of expense reduction actions to improve profitability, beginning in the second half of 2009, we also began to proactively leverage our gross margins and balance sheet to drive growth in sales and regain market share. While the weak demand environment began to show some modest signs of improvement late in 2009, the overall weakness compared to 2008 and years prior may continue, and may worsen, over the near term.

Net sales from our North American operations were $12,326,555, $14,191,995 and $13,923,186 in 2009, 2008 and 2007, respectively. The significant decline in our North America net sales of 13.1% in 2009 compared to 2008 and the modest growth of 1.9% in 2008 compared to 2007 primarily reflect the demand environment for IT products and services in North America, which began to stagnate in the region in 2008 before entering the severe economic downturn in 2009. The modest growth in 2008 was positively impacted by the revenue contribution of approximately one percentage-point arising from a full year of operations of the DBL acquisition, which closed in June 2007.

Net sales from our EMEA operations were $9,483,328, $11,534,968 and $12,438,644 in 2009, 2008 and 2007, respectively. The significant decline in our EMEA net sales of 17.8% in 2009 compared to 2008 primarily reflects the continued weak demand for IT products and services in Europe. The translation impact of the weakening European currencies compared to the U.S. dollar negatively impacted the regional net sales by approximately six percentage-points when comparing 2009 to 2008. Our exit of the broad line distribution business in Finland and Norway, as well as the sale of the broad line distribution operations in Denmark, in the second quarter of 2009, also negatively impacted EMEA’s 2009 net sales by approximately two percentage-points. These decreases were partially offset by the increase in net sales of approximately one percentage-point related to the acquisitions of Eurequat and Intertrade in the fourth quarter of 2008. The year-over-year decline in EMEA net sales of 7.3% in 2008 compared to 2007 primarily reflects the soft demand for IT products and services in Europe, our deliberate actions to exit or turn away unprofitable business and market reaction to our freight cost recovery efforts, partially offset by the appreciation of European currencies compared to the U.S. dollar, which contributed approximately five percentage-points positive impact compared to 2007.

Net sales from our Asia Pacific operations were $6,243,455, $6,904,640 and $7,133,417 in 2009, 2008 and 2007, respectively. The year-over-year decline in our Asia Pacific net sales of 9.6% in 2009 was primarily attributable to the continued weak demand for IT products and services, which began in 2008. The translation impact of the weakening Asia Pacific currencies compared to the U.S. dollar negatively impacted the regional net sales by approximately five percentage-points when comparing 2009 to 2008. This year-over-year decrease is net of an approximate one percentage-point increase in net sales resulting from the VAD and Vantex acquisitions completed in the second quarter of 2009. The decline in Asia Pacific net sales of 3.2% in 2008 compared to 2007 was attributable to the softer demand for IT products and services, which began in the larger economies in the region during the second quarter of 2008 and spread throughout the region in the second half of 2008, combined with proactive efforts to exit or turn away unprofitable business in certain markets. Foreign currency exchange rates did not have a material impact in comparing Asia Pacific’s net sales in 2008 to 2007.

Net sales from our Latin American operations were $1,462,108, $1,730,549 and $1,551,842 in 2009, 2008 and 2007, respectively. The significant decline in Latin American net sales of 15.5% in 2009 compared to 2008 was attributable to the impacts of the weakening global economy which impacted Latin America beginning in the fourth quarter of 2008 and continuing through 2009. The translation impact of the weakening Latin American currencies compared to the U.S. dollar negatively impacted the regional net sales by approximately nine percentage-points when comparing 2009 to 2008. Because the overall demand for IT products and services remained quite strong throughout the region for much of 2008, Latin America generated 11.5% growth in net sales in 2008 compared to 2007. Foreign currency exchange rates did not have a material impact in comparing Latin America’s net sales in 2008 to 2007.

Our gross margin was 5.66% in 2009, 5.65% in 2008 and 5.45% in 2007. The gross margin in 2009 and 2008 includes the positive impact of $9,758, or 0.03% of consolidated net sales, and $8,224, or 0.02% of consolidated net sales, respectively, from a partial release of our commercial tax reserve in Brazil. The 2007 gross margin includes a net commercial tax charge in Brazil of $30,134, or 0.09% of consolidated net sales (see Note 10 to our consolidated financial statements). Gross margin is relatively consistent in 2009 and 2008, reflecting a continued competitive, but generally stable, pricing environment. Despite an overall weak market in 2008, we continued our focus on pricing discipline and our more profitable businesses, including our fee-for-service logistics business, and other enhancements in gross margin such as our freight recovery program implemented during the year. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. We may experience moderated or continued negative sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods. Finally, we may see some overall reduction in gross margins as we price more competitively, but with sufficient overall returns, in our efforts to grow sales, market share and overall profitability as described previously.

Total SG&A expenses were $1,337,696, $1,512,578 and $1,463,969 in 2009, 2008 and 2007, respectively. Total SG&A expenses as a percentage of net sales were 4.53%, 4.41% and 4.18% in 2009, 2008 and 2007, respectively. In 2009, SG&A expenses as a percentage of net sales increased compared to 2008, primarily due to the significant year-over-year decline in consolidated net sales as a result of the downturn in the global economies which began in early 2008. The year-over-year decline in SG&A expenses of 11.6% was primarily attributable to the benefits of our expense-reduction initiatives implemented since mid-2008. The actions completed in the second half of 2008 and through all of 2009 generated an estimated annualized reduction in total costs of approximately $130,000 compared to our run rate in the first quarter of 2008. However because many of these actions, and the related cost reductions, were completed throughout 2009, we did not realize the full impact in SG&A expense in 2009. Also contributing to the 2009 decline versus 2008 were the lower variable expenses associated with reduced sales levels, and the translation effect of weaker foreign currencies compared to the U.S. dollar, which generated approximately $30,000, or approximately two percentage-points, of the decline, partially offset by an increase in stock-based compensation of $7,382 and the addition of approximately $6,600 from our recent acquisitions, or a total of approximately one percentage-point of the change in operating expenses. In 2008, SG&A expenses as a percentage of net sales increased compared to 2007, primarily due to the decline in revenues as a result of the downturn in the global economies in general, which exceeded the rate at which we were able to reduce costs in the short term. With the downturn in the macroeconomic environment, we instituted a number of actions during 2008 to reduce costs. On a global basis, we significantly reduced discretionary spending in areas such as travel and professional services, in addition to managing headcount levels through attrition. Additionally, primarily in North America and EMEA, where the downturn was most pronounced early in the year, specific actions were taken to reduce headcount and operating expenses as further described below. We estimate that these actions yielded at least $20,000 annualized reductions as we entered 2009, although the 2008 impact was much less due to the timing with which the actions were completed throughout the year. Also, driving the year-over-year increase were: additional operating expenses of approximately $20,000, or approximately one percentage-points of the change, for the full year operations of DBL, which was acquired in June 2007; the investments in strategic initiatives and IT systems enhancements; and higher labor costs related to our growing fee-for-service logistics business, which also yields a higher gross margin, as discussed above. The translation impact of foreign currencies also contributed to the growth in SG&A dollars by approximately $26,000, or approximately two percentage-points. These factors were partially offset by the year-over-year reduction of stock-based compensation of $23,030, primarily the result of lower estimated achievement and payout under our long-term incentive compensation plans, which are payable in performance-based restricted stock units.

As discussed in our critical accounting policies and estimates, in the second quarter of 2009 and fourth quarter of 2008, we recorded charges of $2,490 and $742,653, or 0.01% and 2.16%, respectively, of full year consolidated net sales, for the full impairment of our goodwill. The 2009 charge was entirely in Asia Pacific, related to goodwill from the 2009 acquisitions of VAD and Vantex. The 2008 charge consisted of $243,190 in North America; $24,125 in EMEA; and $475,338 in Asia Pacific (also, see Notes 2 and 4 to our consolidated financial statements).

As previously discussed, we took further actions in 2009 to better align our expenses with the declines in our sales volume. We incurred a net charge for reorganization costs in 2009 of $34,083, or approximately 0.12% of consolidated net sales, which consisted of (a) $18,573 of employee termination benefits for workforce reductions in all four regions, (b) $11,993 in facility consolidations in North America and EMEA, (c) $819 for contract terminations primarily for equipment leases in North America, and (d) an adjustment of $2,698 primarily for higher than expected costs to settle lease obligations related to previous reorganization actions recorded primarily in North

America in earlier years. In 2008, we incurred a net charge for reorganization costs of $17,029, or approximately 0.05% of consolidated net sales, which consisted of (a) $14,588 of employee termination benefits for workforce reductions associated with the restructuring of the regional headquarters in EMEA and certain reductions of administrative and back-office positions in the North America and Asia Pacific regions, (b) $2,571 in facility consolidations in EMEA and (c) $400 for contract terminations for equipment leases in North America, partially offset by (d) $530 for the reversal of certain excess lease obligation reserves from reorganization actions recorded in earlier years. In 2007, the credit to reorganization costs of $1,091 primarily related to actions taken in prior years for which we incurred lower than expected costs associated with restructured facilities in North America. We may pursue other business process and/or organizational changes, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future.

Our operating margin was 1.00% in 2009 compared to a negative operating margin of 0.97% in 2008 and operating margin of 1.27% in 2007. The decrease in our operating margin in 2008 compared to 2007 was largely due to the goodwill impairment charge in 2008, which was 2.16% of our 2008 consolidated net sales. The additional operating margin declines of 0.08% in 2008 compared to 2007 and 0.19% in 2009 compared to 2008 primarily reflect the decline in our consolidated net sales as discussed above, the related reduction in volume-based rebates, reorganization costs and related expenses from the implementation of our expense-reduction programs totaling approximately 0.13% of our consolidated net sales in 2009 versus 0.05% in 2008, and the more competitive pricing environment. These factors are partially offset by savings realized from expense-reduction programs, gross margin improvement from mix of business and pricing discipline throughout the business, and the partial reserve releases related to the Brazilian commercial taxes positively impacting operating margin by 0.03% and 0.02% of consolidated net sales in 2009 and 2008, respectively, compared to a charge for commercial taxes of 0.09% of consolidated net sales in 2007. Our 2007 operating income also includes a charge of 0.04% of consolidated net sales associated with the SEC matter.

Our North American operating margin was 0.86% in 2009 compared to a negative operating margin of 0.35% in 2008 and operating margin of 1.58% in 2007. Operating margin for 2007 includes a charge of 0.11% of the region’s net sales associated with the SEC matter (see Note 10 to our consolidated financial statements for further discussion). The decrease in our operating margin in 2008 compared to 2007 was largely due to the goodwill impairment charge in 2008, which was 1.71% of the region’s 2008 net sales. The additional declines in North America’s operating margin in 2008 and 2009 reflect the decline in the region’s net sales on a pace faster than we were able to reduce costs, as well as the negative impact of charges associated with our expense-reduction program totaling approximately 0.01% and 0.20%, respectively, of the region’s net sales, partially offset by the savings from these programs as they ramped up in 2009.

Our EMEA operating margin was 0.98% in 2009 compared to 0.36% in 2008 and 1.22% in 2007. The significant decrease in our operating margin for EMEA in 2008 compared to 2007 was primarily attributable to the sales decline and the related reduction in volume-based rebates, competitive pricing, reorganization and expense-reduction program costs totaling approximately 0.14% of the region’s net sales in 2008, and operating expenses that were not yet aligned with the current sales environment, as well as the goodwill impairment charge, which was 0.21% of the region’s net sales. While weak European economies continued to dampen our region’s sales in 2009, we mitigated the impact on our profitability through targeted cost reduction actions, the previously discussed disposition of certain operations in the Nordic region, pricing discipline and adjustments to our mix of business, partially offset by the charges associated with our expense-reduction program totaling approximately 0.10% of the region’s net sales.

Our Asia Pacific operating margin was 1.34% in 2009 compared to a negative operating margin of 5.12% in 2008 and an operating margin of 1.64% in 2007. The decrease in our operating margin in 2008 compared to 2007 was largely due to the goodwill impairment charge in 2008, which was 6.88% of the region’s 2008 net sales. Excluding the impact of goodwill impairment in 2008, the 2008 operating margin improved slightly over 2007, primarily on higher sales levels and overall mix of business. The 2009 operating margin declined from 2008’s operating margin without the goodwill impairment primarily due to the decline in net sales as discussed previously, as well as additional charges associated with our expense-reduction program totaling approximately 0.06% of the region’s net sales.

Our Latin American operating margin was 2.46% and 2.50% in 2009 and 2008, respectively, compared to a negative operating margin of 0.28% in 2007. Our loss in 2007 was largely attributable to the commercial tax charge in Brazil, which was 1.94% of Latin American net sales, whereas 2008 and 2009 benefited by 0.48% and 0.67% of the region’s net sales, respectively, from the partial release of reserve for commercial taxes as the statute of limitations on a portion of these taxes expired. Aside from the impacts of commercial taxes, the increase in operating margin in Latin America in 2008 compared to 2007 primarily reflected the relative economics of scale from the higher revenues in 2008, which declined in 2009 as the weakening global economy began to affect the region. The region’s operation margin in 2009 was also negatively impacted by reorganization costs totaling approximately 0.02% of the region’s net sales.

Net other expense consisted primarily of interest income and expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred net other expense of $26,692, $49,969 and $61,182 in 2009, 2008 and 2007, respectively, or 0.09%, 0.14% and 0.17% of net sales, respectively. The decrease in 2009 compared to 2008 primarily reflects lower net interest expense from decreased borrowings associated with the lower volume of business and overall declines in average interest rates, partially offset by higher foreign currency exchange losses. The decrease in 2008 compared to 2007 primarily reflects lower net interest expense from decreased borrowings associated with the lower volume of business and overall declines in average interest rates.

Our provision for income taxes in 2009, 2008 and 2007 was $67,110, $12,783 and $109,330, respectively. Our effective tax rate in 2009, 2008 and 2007 was 24.9%, (3.3%) and 28.4%, respectively. Our effective tax rate in 2009 and 2008 was positively impacted by the $9,758 and $8,224 reversal of a portion of the reserve for a Brazilian commercial tax charge, respectively, for which we did not recognize an income tax expense, consistent with the negative impact of $30,134 net Brazilian commercial tax charge in 2007, for which we did not recognize an income tax benefit. Because a majority of the goodwill impairment charge is non-deductible for tax purposes, only $82,873 of tax benefit was realized from the charge. As a result, we had a tax provision on a pre-tax loss in 2008. The 2008 tax provision also included the release of tax reserves related to certain hedge gains recorded in prior period, offset in part by an increase in our valuation allowances placed against certain of our deferred tax assets in certain EMEA business units. Aside from the reversal of the Brazilian commercial tax charge, impairment of goodwill and release of tax reserves as discussed above, the changes in our effective tax rates in 2009, 2008 and 2007 were primarily attributable to the shifts in the product mix, changes in the proportion of income earned within the various taxing jurisdictions, and impacts of our ongoing tax strategies. Our effective tax rate includes the impact of not providing U.S. taxes on undistributed foreign earnings considered indefinitely reinvested. During 2009, the Obama administration announced several proposals to reform the U.S. tax rules, including proposals that, if adopted, could result in a reduction or elimination of the deferral of U.S. income tax on certain types of unrepatriated foreign earnings, potentially requiring such earnings to be taxed at the U.S. federal income tax rate. Our future reported financial results could be adversely affected if tax or accounting rules regarding unrepatriated foreign earnings change or if other tax changes are enacted.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Part I, Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended January 2, 2010. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

				Income		Diluted
			Income	(Loss)		Earnings
			(Loss)	Before	Net	(Loss)
	Net	Gross	From	Income	Income	Per
	Sales	Profit	Operations	Taxes	(Loss)	Share

2009
Quarter Ended:(1)(2)
April 4, 2009	$6,745,084	$381,004	$45,246	$37,625	$27,466	$0.17
July 4, 2009	6,578,598	386,105	40,993	34,248	25,344	0.15
October 3, 2009	7,384,574	401,910	63,181	56,408	42,306	0.25
January 2, 2010	8,807,190	501,190	146,520	140,967	107,023	0.64
2008(3)
Quarter Ended:(2)(4)
March 29, 2008	$8,577,318	$485,508	$99,284	$86,560	$64,055	$0.37
June 28, 2008	8,816,615	487,422	93,231	82,476	58,935	0.35
September 27, 2008	8,283,703	452,856	72,458	60,290	46,374	0.27
January 3, 2009(3)	8,684,516	514,305	(597,142)	(611,464)	(564,285)	(3.48)

(1)	Includes the pre-tax impact of charges related to reorganization costs and expense-reduction program costs as follows: first quarter, $14,224; second quarter, $7,353; third quarter; $8,399; and fourth quarter, $7,660. The second quarter includes a pre-tax charge of $2,490 for the impairment of goodwill, while the fourth quarter includes a $9,758 partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales.

(2)	Diluted earnings (loss) per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings (loss) per share may not equal the annual earnings (loss) per share reported.

(3)	2008 is a 53-week year making the quarter ended January 3, 2009 a 14-week period.

(4)	Includes the pre-tax impact of charges related to reorganization costs and expense-reduction program costs as follows: second quarter, $7,707; third quarter; $4,064; and fourth quarter, $6,802. The fourth quarter also includes a pre-tax charge of $742,653 for the impairment of goodwill and an $8,224 partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales.

Liquidity and Capital Resources

Cash Flows

We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, borrowings under various revolving trade accounts receivable-backed financing programs, our senior unsecured term loan, revolving credit and other facilities, and trade and supplier credit. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, partially financed by vendor trade accounts payable. As a general rule, when sales volumes are decreasing, our net investment in working capital dollars typically declines, which generally results in increased cash flow generated from operating activities. Conversely, when sales volume increases, our net investment in working capital increases, which generally results in decreases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for 2009, 2008 and 2007.

Our cash and cash equivalents totaled $910,936 and $763,495 at January 2, 2010 and January 3, 2009, respectively. The higher cash and cash equivalents level at January 2, 2010 compared to January 3, 2009, primarily reflects the ongoing generation of profits from the business excluding noncash items; partially offset by an increase in our net working capital, net repayments of debt and investments in acquisitions and property and equipment. We have closely managed our overall working capital investment in 2009 and our low level of working capital days achieved as of January 2, 2010 was better than our targeted range and may increase in future periods, particularly as we leverage the current strength in our balance sheet to grow sales and market share. For instance, we may strategically pursue additional early pay discounts on trade accounts payable or purchase discounts on inventory, or we may allow extended payment terms or larger credit lines to certain customers. While each of these factors may yield net additional investment in working capital, as well as sales growth and/or improved profitability, we also continue to manage the risks associated with these strategies and the maximization of our resulting returns on invested capital.

Operating activities provided net cash of $240,801, $553,944, and $327,814 in 2009, 2008 and 2007, respectively. Our cash flows from operations are significantly affected by net working capital (trade accounts receivable and inventory, less accounts payable and book overdrafts) required to support our volume of business as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities in 2009, principally reflects our net income before noncash charges, offset partially by an increase in our net working capital. The increase in net working capital reflects higher levels of sales to close out the fourth quarter of 2009 compared to the end of 2008, as well as our efforts to gain market share primarily in the fourth quarter of 2009, resulting in the increases in trade accounts receivable and inventory, offset partially by a higher level of accounts payable, largely due to favorable timing of payments to vendors at year end. The net cash provided by operating activities in 2008 principally reflects our net income before noncash charges and the decreases in our net working capital. The decrease in net working capital in 2008 primarily reflects significant decrease in volume of business in the fourth quarter of 2008 compared to the fourth quarter of the previous year, offset partially by a slight increase in our days of inventory on hand largely due to slower movement of product with the onset of the economic decline in 2008. In 2007, there was a slight increase in net working capital, primarily reflecting the significant increase in volume of business in 2007 compared to prior year, partially offset by a slight decrease in our net days of working capital largely due to faster inventory turnover in 2007.

Investing activities used net cash of $99,908, $61,437 and $160,475 in 2009, 2008 and 2007, respectively. The net cash used by investing activities in 2009 was primarily due to capital expenditures of $68,667 and cash payments primarily related to the acquisitions of CCD, VAD and Vantex totaling $35,415. The net cash used by investing activities in 2008 was primarily due to capital expenditures of $81,359 and cash payments related to acquisitions of $12,347, partially offset by the collection of collateral deposits. The net cash used by investing activities in 2007 was primarily due to cash payments related to acquisitions of $128,965 and capital expenditures of $49,755, partially offset by the proceeds of $18,245 from the sale of our Asia Pacific semiconductor business. The capital expenditures for 2009, 2008 and 2007 were primarily for expected investments to enhance our underlying infrastructure and IT systems. We presently estimate that our capital expenditures will approximate $80,000 in 2010 for ongoing investments to support existing infrastructure and continued enhancements in our IT systems.

Financing activities used net cash of $51,178 and $271,351 in 2009 and 2008, respectively, and provided net cash of $45,904 in 2007. The net cash used by financing activities in 2009 primarily reflects our net repayments of $86,773 on our debt facilities and repayment of $3,125 on our senior unsecured term loan, partially offset by $34,635 in proceeds from the exercise of stock options. The net cash used by financing activities in 2008 primarily reflects our net repayments of $323,243 on our debt facilities and the repurchase of Class A Common Stock of $222,346 under our $300,000 stock repurchase program instituted in the fourth quarter of 2007, partially offset by $250,000 of proceeds from our senior unsecured term loan and $23,256 in proceeds from the exercise of stock options. The net cash provided by financing activities in 2007 primarily reflects the proceeds from the exercise of stock options of $66,698, partially offset by our repurchase of Class A Common Stock of $25,061 under our $300,000 stock repurchase program.

Our debt and cash levels are highly influenced by our working capital needs. As such, our cash balances and borrowings fluctuate from period-to-period and may also fluctuate significantly within a quarter. The fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any point in time.

Acquisitions and Dispositions

In 2009, we acquired certain assets of CCD in the United Kingdom and the assets and liabilities of VAD in New Zealand, which further strengthened our distribution capabilities in the mid- to high-end enterprise markets in EMEA and Asia Pacific. In 2009, we also acquired the assets and liabilities of Vantex, which operated in five countries in the Asia Pacific region. The Vantex acquisition further strengthened our distribution capabilities for AIDC/POS technologies. These three businesses were acquired for an aggregate cash price of $32,681 plus an estimated earn-out amount of $935.

In 2008, we acquired Eurequat SA in France, Intertrade A.F. AG in Germany, Paradigm Distribution Ltd. in the United Kingdom and Cantechs Group in China. These acquisitions further expanded our value-added distribution of AIDC/POS solutions in EMEA and in Asia Pacific. These businesses were acquired for an aggregate cash price of $12,347, including related acquisition costs, plus an estimated earn-out subject to final true-up.

In 2007, we acquired certain assets and liabilities of DBL, a distributor of consumer electronics accessories in the U.S. DBL was acquired for $102,174, which includes an initial cash price of $96,502, including related acquisition costs, plus an estimated working capital adjustment of $5,672.

In 2007, we acquired all the outstanding shares of VPN Dynamics and a 49% minority interest in a related company, Securematics. Our interests in these related entities were acquired for an initial aggregate purchase price of $26,791, including contingent consideration for the achievement of a milestone plus related acquisition costs. We have a call option and the sellers have a put option for the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which both parties have agreed will be executed in March 2012. The option price has been recorded in accrued expenses in our consolidated balance sheet and the results of Securematics have been consolidated in accordance with the FASB provisions for consolidation of variable interest entities since the 2007 acquisition.

In 2009, we sold our broadline operations in Denmark. The sales proceed and the related gain on sale were not material.

In 2007, we closed the sale of our Asian semiconductor business for a cash price of $18,245. As a result, we recorded a pre-tax gain of $2,859, which is reported as a reduction to SG&A expenses in our 2007 consolidated statement of income.

For a full discussion of the above acquisitions and disposition, refer to Note 4 of our consolidated financial statements.

Capital Resources

We have maintained a conservative capital structure which we believe continues to serve us well in the current weak economic environment, which began in 2008. We have a range of corporate finance facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2014. A significant portion of our cash and cash equivalents balance (including trade receivables collected and/or monies set aside for payment to creditors) at January 2, 2010 and January 3, 2009 resides in our operations outside of the U.S. and are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, provide sufficient resources to meet our present and future capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 10 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings”), for at least the next twelve months. However, the capital and credit markets can be volatile, limiting our ability to replace, in a timely manner, maturing credit facilities on terms acceptable to us, or at all, or affecting our ability to access committed capacities due to the inability of our finance partners to meet their commitments to us. In addition, we are exposed to risk of loss on funds deposited with various financial institutions or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.

We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this program is dependent on designated commercial paper rates plus a predetermined margin. We had no borrowings at January 2, 2010 and had $69,000 of borrowings at January 3, 2009 under this North American financing program, which matures in July 2010.

We have a revolving trade accounts receivable-backed financing program in EMEA, which provides for borrowing capacity of up to Euro 70 million, or approximately $101,000, at January 2, 2010. This revolving financing program is with a financial institution that has an arrangement with a related issuer of third-party commercial paper, requires certain commitment fees, and borrowings under this program incur financing costs at designated commercial paper rates plus a predetermined margin. At January 2, 2010 and January 3, 2009, we had no borrowings under this EMEA financing program, which matures in April 2010.

In December 2009, we terminated our Euro 107 million revolving trade accounts receivable-backed financing program in EMEA, which was scheduled to expire in July 2010, and replaced it in January 2010 with a new four-year Euro 100 million revolving trade accounts receivable-backed financing program. This new program also requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. This new program matures in January 2014.

We also have two other revolving trade accounts receivable-backed financing programs in EMEA, which respectively provide for a maximum borrowing capacity of 60 million British pounds, or approximately $97,000, and Euro 90 million, or approximately $130,000 at January 2, 2010. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At January 2, 2010 and January 3, 2009, we had no borrowings outstanding under these European financing programs. In May 2009, the maturity dates of these programs were extended from March 2010 to May 2013.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia Pacific, which provides borrowing capacity of up to 210 million Australian dollars, or approximately $188,000, at January 2, 2010. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At January 2, 2010 and January 3, 2009, we had borrowings of $57,526 and $29,035, respectively, under this Asia Pacific financing program, which matures in September 2011.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable, (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights, (c) performance of our trade accounts receivable, and/or (d) loss of credit insurance coverage. At January 2, 2010, our actual aggregate available capacity under these programs was approximately $1,020,000 based on eligible trade accounts receivable available, against which we had $57,526 of borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 2, 2010, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,683,000. In addition, the EMEA revolving trade accounts receivable-backed program that matures in April 2010 is affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, we could lose access to all or part of our financing with respect to this EMEA program maturing in 2010, if our authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.

In 2008, we entered into a $250,000 senior unsecured term loan facility with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis beginning in November 2009 and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.

In connection with the senior unsecured term loan facility, we entered into an interest rate swap agreement for a notional amount of $200,000 of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At January 2, 2010, the mark-to-market value of the interest rate swap amounted to $9,662, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $256,537.

We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At January 2, 2010 and January 3, 2009, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At January 2, 2010 and January 3, 2009, letters of credit of $5,000 and $9,051, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

We have a 20 million Australian dollar, or approximately $18,000 at January 2, 2010, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At January 2, 2010 and January 3, 2009, we had $861 and $0 borrowings, respectively, outstanding under this facility.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $614,000 at January 2, 2010. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 2, 2010 and January 3, 2009, we had approximately $64,571 and $118,599, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.1% per annum both at January 2, 2010 and January 3, 2009. At January 2, 2010 and January 3, 2009, letters of credit totaling approximately $22,112 and $31,607, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 2, 2010, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements or other agreements with our creditors as discussed above.

Contractual Obligations

The following summarizes our financing capacity and contractual obligations at January 2, 2010, and the effects of scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to $200,000 (notional amount) of the senior unsecured term loan, which is fixed at approximately 5%, through the interest rate swap, all other interest is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period
	Total	Balance	Less Than			After
Contractual Obligations	Capacity	Outstanding	1 Year	1 — 3 Years	3 — 5 Years	5 years

North American revolving trade accounts receivable-backed financing program(1)	$600,000	$—	$—	$—	$—	$—
EMEA revolving trade accounts receivable-backed financing programs(1)	328,000	—	—	—	—	—
Asia Pacific revolving trade accounts receivable-backed financing program(1)	188,000	57,526	—	57,526	—	—
Senior unsecured term loan(2)	256,537	256,537	12,500	244,037	—	—
Revolving senior unsecured credit facilities(3)	293,000	861	—	861	—	—
Lines of credit and other(4)	614,000	64,571	64,571	—	—	—

Subtotal	2,279,537	379,495	77,071	302,424	—	—
Minimum payments under:
Operating leases(5)	304,587	304,587	83,560	116,113	67,095	37,819
IT and business process outsourcing agreements(6)	20,181	20,181	10,952	7,547	1,682	—
Liability for unrecognized tax benefits(7)	943	943	943	—	—	—

Total	$2,605,248	$705,206	$172,526	$426,084	$68,777	$37,819

(1)	The capacity amount in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of January 2, 2010, our actual aggregate capacity under these programs based on eligible trade accounts receivable was approximately $1,020,000.

(2)	The capacity amount in the table above includes the mark-to-market value of the interest rate swap which amounts to $9,662 (see Note 6 to our consolidated financial statements).

(3)	The capacity amount in the table above represents the maximum capacity available under these facilities. These facilities can also be used to support letters of credit. At January 2, 2010, letters of credit totaling $5,000 were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. The issuance of these letters of credit reduces our available capacity by the same amount.

(4)	Certain of these programs can also be used to support letters of credit. At January 2, 2010, letters of credit totaling approximately $22,112 were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit also reduces our available capacity by the same amount.

(5)	We lease the majority of our facilities and certain equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have remaining noncancelable lease terms.

(6)	In December 2008, we renewed for another five years our agreement with a third-party provider of IT outsourcing services. The services include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; and worldwide voice/PBX. This agreement is cancelable at our option. We also have an agreement with a leading global business process outsource service provider. The services provided to our North America operations include selected functions in finance and shared services, customer service, vendor management, technical support and inside sales (excluding field sales and management functions). This agreement expires in September 2010, but is cancelable at our option subject to payment of termination fees. We also have an agreement with a leading global IT outsource service provider. The services provided to our North America operations include certain IT functions related to our application development functions. This agreement expires in August 2011 and may be terminated by us subject to payment of termination fees. Amounts in this table represent future minimum payments in excess of one year for our IT and business process outsourcing agreements.

(7)	At January 3, 2010, our liability for unrecognized tax benefits, including interest and penalties, was $22,875, the long-term portion of which amounted to $21,932. We are not able to reasonably estimate the timing of payments of the long-term portion of our liability for unrecognized tax benefits, or the amount the long-term portion will increase or decrease over time; therefore, this portion of the liability was excluded in the contractual obligations table above (see Note 7 to our consolidated financial statements).

We have guarantees to third parties that provide financing to a limited number of our customers, which accounted for less than 1% of our consolidated net sales for both 2009 and 2008. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $10,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

Because our commitments under our employee benefit plans are not fixed amounts, they have not been included in the contractual obligations table.

Other Matters

See Part I, Item 3 “Legal Proceedings” for discussions of legal matters and contingencies.

New Accounting Standards

See Note 2 to our consolidated financial statements for the discussion of new accounting standards.

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

Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2009, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Norwegian kroner, Swedish krona, Swiss francs, Israeli shekel, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringit, New Zealand dollars, Singaporean dollars, Sri Lankan rupees, Thai baht, Argentine peso, Brazilian reais, Chilean peso and Mexican peso.

We are exposed to changes in interest rates on a portion of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our management objective is to finance our business at interest rates that are competitive in the marketplace while moderating our exposure to volatility in interest costs. To achieve our objectives, we rely primarily on variable-rate debt with some interest rate exposure offset through interest rate swaps.

Market Risk Management

Foreign exchange and interest rate risk and related derivatives used are monitored using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk, or VaR. The VaR model determines the maximum potential loss in the fair value of market-sensitive financial instruments assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). The model includes all of our forwards, cross-currency and other interest rate swaps, fixed-rate debt and nonfunctional currency denominated cash and debt (i.e., our market-sensitive derivative and other financial instruments as defined by the SEC). The trade accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

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

The following table sets forth the estimated maximum potential one-day loss in fair value, calculated using the VaR model. We believe that the hypothetical loss in fair value of our derivatives would be offset by gains in the value of the underlying transactions being hedged.

	Interest Rate	Currency Sensitive
	Sensitive Financial	Financial	Combined
	Instruments	Instruments	Portfolio

VaR as of January 2, 2010	$9,541	$122	$3,311
VaR as of January 3, 2009	8,752	547	4,149

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except share data)

	Fiscal Year End
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$910,936	$763,495
Trade accounts receivable (less allowances of $75,018 and $73,638)	3,943,243	3,179,455
Inventory	2,499,895	2,306,617
Other current assets	392,831	425,270

Total current assets	7,746,905	6,674,837
Property and equipment, net	221,710	202,142
Other assets	210,735	206,494

Total assets	$8,179,350	$7,083,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,296,224	$3,427,362
Accrued expenses	423,365	485,573
Short-term debt and current maturities of long-term debt	77,071	121,724

Total current liabilities	4,796,660	4,034,659
Long-term debt, less current maturities	302,424	356,664
Other liabilities	68,453	36,305

Total liabilities	5,167,537	4,427,628

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized;
179,478,329 and 176,582,434 shares issued and 164,383,422 and
161,330,221 shares outstanding in 2009 and 2008, respectively	1,795	1,766
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,201,577	1,145,145
Treasury stock, 15,094,907 shares and 15,252,213 shares in 2009 and 2008, respectively	(243,219)	(246,314)
Retained earnings	1,882,695	1,680,557
Accumulated other comprehensive income	168,965	74,691

Total stockholders’ equity	3,011,813	2,655,845

Total liabilities and stockholders’ equity	$8,179,350	$7,083,473

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)

	Fiscal Year Ended
	2009	2008	2007

Net sales	$29,515,446	$34,362,152	$35,047,089
Cost of sales	27,845,237	32,422,061	33,137,791

Gross profit	1,670,209	1,940,091	1,909,298

Operating expenses:
Selling, general and administrative	1,337,696	1,512,578	1,463,969
Impairment of goodwill	2,490	742,653	—
Reorganization costs (credits)	34,083	17,029	(1,091)

	1,374,269	2,272,260	1,462,878

Income (loss) from operations	295,940	(332,169)	446,420

Other expense (income):
Interest income	(9,088)	(18,337)	(20,106)
Interest expense	28,177	64,548	75,495
Net foreign exchange loss (gain)	3,886	1,105	(135)
Other	3,717	2,653	5,928

	26,692	49,969	61,182

Income (loss) before income taxes	269,248	(382,138)	385,238
Provision for income taxes	67,110	12,783	109,330

Net income (loss)	$202,138	$(394,921)	$275,908

Basic earnings (loss) per share	$1.24	$(2.37)	$1.61

Diluted earnings (loss) per share	$1.22	$(2.37)	$1.56

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common	Additional			Other
	Stock	Paid-in	Treasury	Retained	Comprehensive
	Class A	Capital	Stock	Earnings	Income (Loss)	Total
			(Dollars in 000s)

December 30, 2006	$1,694	$1,005,817	$—	$1,804,527	$108,437	$2,920,475
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	48	64,689				64,737
Income tax benefit from exercise of stock options		5,650				5,650
Stock-based compensation expense		37,875				37,875
Repurchase of Class A Common Stock			(25,061)			(25,061)
Adoption of FASB provisions for uncertain tax positions				(4,957)		(4,957)
Comprehensive income				275,908	152,315	428,223

December 29, 2007	1,742	1,114,031	(25,061)	2,075,478	260,752	3,426,942
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	24	18,146				18,170
Income tax provision from stock plan awards		(784)				(784)
Stock-based compensation expense		14,845				14,845
Repurchase of Class A Common Stock			(222,346)			(222,346)
Issuance of treasury shares, net of shares withheld for employee taxes		(1,093)	1,093			—
Comprehensive loss				(394,921)	(186,061)	(580,982)

January 3, 2009	1,766	1,145,145	(246,314)	1,680,557	74,691	2,655,845
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	29	33,379				33,408
Income tax benefits for stock plan awards		3,921				3,921
Stock-based compensation expense		22,227				22,227
Issuance of treasury shares, net of shares withheld for employee taxes		(3,095)	3,095			—
Comprehensive income				202,138	94,274	296,412

January 2, 2010	$1,795	$1,201,577	$(243,219)	$1,882,695	$168,965	$3,011,813

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in 000s)

Cash flows from operating activities:
Net income (loss)	$202,138	$(394,921)	$275,908
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	68,590	68,404	64,078
Impairment of goodwill	2,490	742,653	—
Stock-based compensation	22,227	14,845	37,875
Excess tax benefit from stock-based compensation	(4,085)	(982)	(5,674)
Noncash charges for interest and other compensation	278	382	399
Gain on sale of the Asian semiconductor business	—	—	(2,859)
Deferred income taxes	5,920	(76,330)	(33,326)
Changes in operating assets and liabilities, net of effects of acquisitions:
Changes in amounts sold under accounts receivable programs	—	—	(68,505)
Trade accounts receivable	(754,699)	783,824	(513,909)
Inventory	(179,341)	387,723	40,869
Other current assets	40,829	28,941	(54,199)
Accounts payable	772,194	(831,480)	364,736
Change in book overdrafts	96,911	(10,994)	41,866
Accrued expenses	(32,651)	(158,121)	180,555

Cash provided by operating activities	240,801	553,944	327,814

Cash flows from investing activities:
Purchase of property and equipment	(68,667)	(81,359)	(49,755)
Sale of (investments in) marketable trading securities	704	(2,731)	—
Proceeds from sale of a business	—	—	18,245
Collection of short-term collateral deposits on financing arrangements	3,470	35,000	—
Acquisitions, net of cash acquired	(35,415)	(12,347)	(128,965)

Cash used by investing activities	(99,908)	(61,437)	(160,475)

Cash flows from financing activities:
Proceeds from exercise of stock options	34,635	23,256	66,698
Repurchase of Class A Common Stock	—	(222,346)	(25,061)
Excess tax benefit from stock-based compensation	4,085	982	5,674
Proceeds from (repayment of) senior unsecured term loan	(3,125)	250,000	—
Net repayments on revolving credit facilities	(86,773)	(323,243)	(1,407)

Cash provided (used) by financing activities	(51,178)	(271,351)	45,904
Effect of exchange rate changes on cash and cash equivalents	57,726	(37,287)	33,044

Increase in cash and cash equivalents	147,441	183,869	246,287
Cash and cash equivalents, beginning of year	763,495	579,626	333,339

Cash and cash equivalents, end of year	$910,936	$763,495	$579,626

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$27,424	$63,448	$75,643
Income taxes	90,679	86,076	100,015

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except share and per share data)

Note 1 —	Organization and Basis of Presentation

Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT’’) products and supply chain solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America.

Note 2 —	Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2009,” “2008” and “2007” represent the 52- or 53-week fiscal years ended January 2, 2010 (52-weeks), January 3, 2009 (53-weeks) and December 29, 2007 (52-weeks), respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed and determinable; and collection is reasonably assured. Service revenues represent less than 10% of total net sales for 2009, 2008 and 2007. We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. We also have limited contractual relationships with certain of our customers and suppliers whereby we assume an agency relationship in the transaction. In such arrangements, we recognize the net fee associated with serving as an agent in sales.

Vendor Programs

Funds received from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs are recorded as adjustments to product costs, revenue, or selling, general and administrative (“SG&A”) expenses according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell products purchased from many vendors, but generated approximately 24%, 23% and 23% of our net sales in fiscal years 2009, 2008 and 2007, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors whose products represented 10% or more of our net sales in each of the last three years.

Warranties

Our suppliers generally warrant the products distributed by us and allow returns of defective products, including those that have been returned to us by our customers. We generally do not independently warrant the products we distribute; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). We are obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. In addition, we warrant the services we provide, products that we build-to-order from components purchased from other sources, and our own branded products. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense and the related obligations are not material to our consolidated financial statements.

Foreign Currency Translation and Remeasurement

Financial statements of our foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollar using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of our operations in Latin America and certain operations within our Asia Pacific and EMEA regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are translated into U.S. dollar at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and nonmonetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Book overdrafts of $411,944 and $315,033 as of January 2, 2010 and January 3, 2009, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of January 2, 2010 and January 3, 2009, or any balance on any given date.

Inventory

Our inventory consists of finished goods purchased from various vendors for resale. Inventory is stated at the lower of average cost or market, and is determined from the price we pay vendors, including freight and duties. We do not include labor, overhead or other general or administrative costs in our inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives noted below. We also capitalize computer software costs that meet both the definition of internal-use

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software and defined criteria for capitalization. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Depreciable lives of property and equipment are as follows:

Buildings	40 years
Leasehold improvements	3-17 years
Distribution equipment	5-10 years
Computer equipment and software	3-7 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Long-Lived and Intangible Assets

We assess potential impairments to our long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amount of the finite-lived identifiable intangible assets of $172,363 and $157,318 at January 2, 2010 and January 3, 2009, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $92,054 and $94,268 at January 2, 2010 and January 3, 2009, respectively. Amortization expense was $17,270, $15,877 and $14,256 for 2009, 2008 and 2007, respectively.

Our required impairment analyses for 2009 and 2008 yielded no impairments to our long-lived and other identifiable intangible assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition. We apply the provisions for evaluating goodwill and other intangible assets issued by the Financial Accounting Standards Board (“the FASB”). While these provisions do not call for the amortization of goodwill, they require that goodwill be reviewed at least annually for potential impairment.

In the fourth quarter of 2008, consistent with the drastic decline in the capital markets in general, we experienced a similar decline in the market value of our common stock. As a result, our market capitalization was significantly lower than the book value of our company. We conducted goodwill impairment tests in each of our regional reporting units that had goodwill during the fourth quarter of 2008, which coincided with the timing of our normal annual impairment test. In performing this test, we, among other things, consulted an independent valuation advisor. The results of the tests indicated that the goodwill of each of the North America, EMEA and Asia Pacific reporting units was fully impaired. As a result, we recorded a charge of $742,653 in the fourth quarter of 2008, which was made up of $243,190, $24,125 and $475,338 in carrying value of goodwill, prior to the impairment, in North America, EMEA and Asia Pacific, respectively. This noncash charge significantly impacted our equity and results of operations for 2008, but did not impact our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities.

Our second quarter 2009 acquisitions of Value Added Distributors Limited (“VAD”) and Vantex Technology Distribution Limited (“Vantex”) in Asia Pacific yielded additional goodwill of $2,490. In light of the continued weak demand for IT products and services in Asia Pacific and globally in 2009, our Asia Pacific reporting unit fair value continued to be below the carrying value of its assets. As such, we recorded a charge for the full impairment of the newly recorded goodwill from these two acquisitions in the second quarter of 2009.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, as well as derivative financial

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. Credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographic areas. No single customer accounts for 10% or more of our consolidated net sales. However, one retail customer in EMEA accounted for approximately 11% of our outstanding consolidated trade accounts receivable at January 2, 2010, the majority of which is covered by our credit insurance coverage. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in certain locations and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.

Derivative Financial Instruments

We operate in various locations around the world. We reduce our exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments in situations where there are not offsetting balances that create a natural hedge. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. In accordance with our policy, we do not use derivative financial instruments for trading or speculative purposes, nor are we a party to leveraged derivatives.

Foreign exchange risk is managed primarily by using forward contracts to hedge foreign currency-denominated receivables, payables and intercompany loans and expenses. Cross-currency interest rate swaps and forward contracts are used to hedge foreign currency-denominated principal and interest payments related to intercompany loans.

All derivatives are recorded in our consolidated balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. Changes in the fair value of derivatives not designated as hedges are recorded in current earnings.

The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. Notional amounts are indicative of the extent of our involvement in the various types and uses of derivative financial instruments and are not a measure of our exposure to credit or market risks through our use of derivatives.

Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. We manage the potential risk of credit losses through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions and other contract provisions.

Fair Value Measurement

Starting 2008, we adopted the provisions related to fair value measurements issued by the FASB. The provisions define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. In October 2008, the FASB clarified the application of provisions related to fair value measurements and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.

The carrying amounts of our cash equivalents, trade accounts receivable, marketable trading securities (included in other current assets in our consolidated balance sheet), accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. Our U.S. and Asia Pacific revolving trade accounts receivable-backed financing programs bear interest at variable rates based on designated commercial paper rates and local reference rates, respectively, plus a predetermined fixed margin. The interest rates of our revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also reset regularly. The carrying amounts of all these facilities approximate their fair

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for our credit profile. Our $250,000 senior unsecured term loan bears interest at a rate based on LIBOR plus a margin. The LIBOR rate of this facility resets monthly. The margin, which is generally fixed, may be adjusted based on our debt ratings and leverage ratio. Such adjustments would reflect our credit profile and would be deemed to result in interest rates materially consistent with available market rates. We entered into an interest rate swap agreement for a notional amount of $200,000 of the above term loan principal amount, the effect of which was to swap the LIBOR portion for $200,000 of the floating-rate obligation for a fixed-rate obligation. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At January 2, 2010 and January 3, 2009, the mark-to-market value of the interest rate swap amounted to $9,662 and $11,754, respectively, and was recorded as an increase to our outstanding debt with a corresponding adjustment to other comprehensive income. As such, the carrying value of the debt approximates its fair value. The margin related to the unhedged principal of $50,000 of the senior unsecured term loan adjusts regularly based on LIBOR plus a margin based on our debt ratings and leverage ratio. As such, the carrying value of the variable rate portion of the debt approximates its fair value.

Treasury Stock

We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income (loss) and other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

	Fiscal Year Ended
	2009	2008	2007

Net income (loss)	$202,138	$(394,921)	$275,908
Changes in foreign currency translation adjustments and other	94,274	(186,061)	152,315

Comprehensive income (loss)	$296,412	$(580,982)	$428,223

Accumulated other comprehensive income included in stockholders’ equity totaled $168,965 and $74,691 at January 2, 2010 and January 3, 2009, respectively, and consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement (see Note 6).

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2009	2008	2007

Net income (loss)	$202,138	$(394,921)	$275,908

Weighted average shares	162,993,264	166,542,541	171,640,569

Basic earnings (loss) per share	$1.24	$(2.37)	$1.61

Weighted average shares including the dilutive effect of stock-based awards (2,572,546 and 5,311,125 for 2009 and 2007, respectively)	165,565,810	166,542,541	176,951,694

Diluted earnings (loss) per share	$1.22	$(2.37)	$1.56

There were approximately 9,455,000 and 1,399,000 outstanding stock-based awards in 2009 and 2007, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect. There were approximately 12,048,000 outstanding stock-based awards in 2008, all of which were not included in the computation of diluted EPS because of our net loss in 2008.

Income Taxes

We estimate income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We are required to assess the likelihood that the deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if such indefinitely reinvested policy is altered.

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

Accounting for Stock-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of stock options. Stock-based compensation expense is recorded for all stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding stock-based awards. We estimate the forfeiture rate based on our historical experience during the preceding five fiscal years.

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

In June 2009, the FASB issued a new accounting standard amending the accounting for variable interest entities (“VIEs”). The amendments change the process of how an enterprise determines which party consolidates a VIE to a primarily qualitative analysis by defining the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. This standard is effective for us beginning January 3, 2010 (the first day of fiscal 2010). Early application is prohibited. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued a new accounting standard limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the standard. This standard is effective for us beginning January 3, 2010 (the first day of fiscal 2010). Early application is prohibited. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us beginning January 2, 2011 (the first day of fiscal 2011). Early adoption is permitted. We are currently evaluating the impact, if any, of the adoption of this standard on our consolidated financial position and results of operations.

Note 3 —	Reorganization Costs

In the second half of 2008 and through 2009, we implemented actions in all of our regions to align our level of operating expenses with declines in sales volume. We incurred charges in 2009 totaling $31,385 for reorganization costs and $3,553 for other costs associated with these reorganization actions that were charged to SG&A expenses. Total costs of the actions incurred in North America in 2009 were $21,314, comprised of $18,180 of reorganization costs related to lease liabilities, net of estimated sublease income for the exited facilities, and employee termination benefits for workforce reductions of approximately 525 employees, as well as $3,134 of other costs charged to

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SG&A expenses, comprised primarily of accelerated depreciation of fixed assets related to exited facilities and retention costs associated with the reorganization actions. In EMEA, total costs of the actions in 2009 were $9,717, comprised of $9,456 of reorganization costs related to employee termination benefits for workforce reductions of approximately 305 employees and facility consolidations and other costs of $261 charged to SG&A expenses in EMEA, comprised primarily of consulting expenses associated with the reorganization actions. Total costs of the actions incurred in Asia Pacific in 2009 were $3,574, comprised of $3,416 of reorganization costs related to facility consolidations and employee termination benefits for workforce reductions of approximately 130 employees, as well as costs of $158 charged to SG&A expenses associated with the acquisition and integration of VAD and Vantex. Total costs of the actions incurred in Latin America in 2009 were $333, all of which were reorganization costs related to employee termination benefits for workforce reductions of approximately 20 employees.

The reorganization costs and related payment activities in 2009 and the remaining liability related to these detailed actions are summarized in the table below:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		January 2,
	Costs	Liability	Adjustments	2010

Employee termination benefits	$18,573	$(17,074)	$—	$1,499
Facility costs	11,993	(1,455)	—	10,538
Other costs	819	(238)	—	581

	$31,385	$(18,767)	$—	$12,618

We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the second quarter of 2010, while the remaining liabilities associated with facility costs and other costs are expected to be substantially utilized by the end of 2014.

In the second half of 2008, we announced cost-reduction programs, resulting in the rationalization and re-engineering of certain roles and processes in EMEA and additional workforce reductions in North America and Asia Pacific. We incurred net charges in 2008 totaling $17,029 for reorganization costs and $1,544 for other costs associated with these reorganization actions that were charged to SG&A expenses. Total costs of the actions incurred in EMEA were $16,444, comprised of $14,900 of reorganization costs related to employee termination benefits for workforce reductions of approximately 280 employees and facility consolidations, as well as $1,544 of other costs charged to SG&A expenses, comprised of consulting, legal and other expenses associated with implementing the reduction in workforce. In North America, the net costs of the actions were $1,838, all of which were reorganization costs consisting of employee termination benefits for workforce reductions of approximately 220 employees and other costs related to contract terminations for equipment leases. Also during 2008, we announced cost-reduction programs related to our Asia Pacific operations, incurring reorganization costs of $291, primarily related to employee termination benefits of approximately 55 employees. The remaining liabilities and 2009 activities associated with these prior year actions are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		January 2,
	2009	Liability	Adjustments	2010

Employee termination benefits	$4,111	$(3,744)	$(149)	$218
Facility costs	2,556	(1,220)	(225)	1,111
Other costs	400	(375)	—	25

	$7,067	$(5,339)	$(374)	$1,354

Included in the table above is a credit adjustment to reorganization cost of $374, consisting of $119 in North America for lower than expected costs associated with employee termination benefits and $255 in EMEA for lower

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than expected costs associated with employee termination benefits and facility consolidations. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the second quarter 2010, while the remaining liabilities associated with facility costs and other costs are expected to be substantially utilized by the end of 2018.

Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2009 activities associated with these actions are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 3,	Against the		January 2,
	2009	Liability	Adjustments	2010

Facility costs	$2,587	$(572)	$3,072	$5,087

Included in the table above are charges to reorganization cost of $3,072 in North America for higher than expected costs to settle lease obligations related to previous actions. We expect the remaining liability for facility costs to be fully utilized by the end of 2015.

Note 4 —	Acquisitions and Dispositions

In 2009, we acquired certain assets of Computacenter Distribution (“CCD”) in the United Kingdom and the assets and liabilities of VAD in New Zealand, which further strengthened our distribution capabilities in the mid- to high-end enterprise markets in EMEA and Asia Pacific. In 2009, we also acquired the assets and liabilities of Vantex, which operated in five countries in the Asia Pacific region. The Vantex acquisition further strengthened our distribution capabilities in the auto identification and data capture/point of sale (“AIDC/POS”) markets in Asia Pacific. These businesses were acquired for an aggregate cash price of $32,681 plus an estimated earn-out amount of $935, which have been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates. The allocation resulted in goodwill of $2,490 in Asia Pacific and total identifiable intangible assets of $12,133 in EMEA and Asia Pacific, primarily related to vendor and customer relationships, and trade names with estimated useful lives of up to 10 years. As discussed in Note 2, we recorded a charge for the full impairment of the $2,490 of newly recorded goodwill from the two Asia Pacific acquisitions in the second quarter of 2009.

In 2008, we acquired Eurequat SA in France, Intertrade A.F. AG in Germany, Paradigm Distribution Ltd. in the United Kingdom and Cantechs Group in China. These acquisitions further expanded our value-added distribution of AIDC/POS solutions in EMEA and Asia Pacific. These businesses were acquired for an aggregate cash price of $12,347, including related acquisition costs, plus an estimated earn-out. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, including identifiable intangible assets of $7,586, primarily related to vendor and customer relationships with estimated useful lives of 10 years. The resulting goodwill recorded in 2008 was $3,608 and $1,584 in EMEA and Asia Pacific, respectively. In 2009, we paid the sellers of Eurequat SA a partial payment of $234 under the earn-out provisions of the purchase agreement, which was previously recorded as a payable at January 3, 2009.

In 2003, we obtained full ownership in Ingram Macrotron AG, a German-based distribution company, by acquiring the remaining interest of approximately 3% held by minority shareholders. Subsequently, court actions have been filed by several of the minority shareholders contesting the adequacy of the purchase price paid for their shares. In the fourth quarter of 2008, based on available information, we recorded an estimated liability of $5,786 to the minority shareholders for an increased assessment of the value of the shares, which resulted in the addition to EMEA’s goodwill by the same amount. A final resolution of the purchase price may result in additional payments to the minority shareholders, which may be less or greater, than the current accrual.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, we recorded a payable of $1,000 to the sellers of AVAD for the final earn-out in accordance with the 2005 provisions of the purchase agreement, resulting in an increase of goodwill for the same amount. In 2009, we paid the sellers of AVAD $2,500 to settle the $1,000 final earn-out and the balance to acquire certain trademark rights, which have been included in our identifiable intangible assets with estimated useful lives of 10 years.

In 2007, we acquired certain assets and liabilities of DBL Distributing Inc. (“DBL”), a distributor of consumer electronics accessories in the U.S. DBL was acquired for $102,174, which includes an initial cash price of $96,502, including related acquisition costs, plus an estimated working capital adjustment of $5,672, subject to a final true-up. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $59,720, trade names of $11,600 with estimated useful lives of 20 years and other intangible assets of $12,800 primarily related to customer relationships and non-compete agreements with estimated useful lives of up to eight years. A strong management team, industry expertise and strengthening our position in the consumer electronics market through our entry into the independent retail market were among the factors that contributed to the purchase price in excess of the value of net assets acquired. In 2008, we made adjustments to the purchase price allocation above, primarily resulting from an increase in the balance of certain preacquisition liabilities, by $6,930 with a corresponding increase to goodwill for the same amount. In 2009, we settled all outstanding claims with the seller and released all escrow funds. The final settlement did not affect our purchase price or allocation.

In 2007, we acquired all the outstanding shares of VPN Dynamics and a minority interest of 49% in a related company, Securematics. VPN Dynamics offers specialized network security education using vendor-authorized courseware and lab settings through online, on-site and classroom training. Securematics provides products and services to a large number of global system integrators, service providers and value-added resellers. Our interests in these related entities were acquired for an initial aggregate purchase price of $26,791, including contingent consideration for the achievement of a milestone plus related acquisition costs. We have a call option and the sellers have a put option for the remaining 51% interest held by the shareholders of Securematics at a purchase price of $1,000, which both parties have agreed will be executed in March 2012. The option price has been recorded in accrued expenses in our consolidated balance sheet and the results of Securematics have been consolidated in accordance with the FASB provisions for consolidation of variable interest entities since the 2007 acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in goodwill of $20,691, trade names of $3,800 with estimated useful lives of 20 years, other intangible assets of $4,000, primarily related to customer relationships and non-compete agreements with estimated useful lives of up to five years, and a deferred tax liability of $3,178 related to the intangible assets, none of which are deductible for tax purposes. No contingent payments were made by us or the sellers under the terms of the purchase agreement and we have released all previously held escrow funds.

In 2009, we sold our broadline operations in Denmark. The sales proceed and the related gain on sale were not material.

In 2007, we closed the sale of our Asian semiconductor business for a cash price of $18,245. As a result, we recorded a pre-tax gain of $2,859, which is reported as a reduction to SG&A expenses in our consolidated statement of income. We allocated $5,758 of Asia Pacific goodwill as part of the disposition of the semiconductor business and the determination of the associated gain on sale.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill, including the 2009 and 2008 impairment charges (see Note 2), are as follows:

	North		Asia	Latin
	America	EMEA	Pacific	America	Total

Balance at December 29, 2007	$235,493	$15,759	$482,229	$—	$733,481
Acquisitions	7,873	9,394	1,584	—	18,851
Foreign currency translation	(176)	(1,028)	(8,475)	—	(9,679)
Impairment of goodwill	(243,190)	(24,125)	(475,338)	—	(742,653)

Balance at January 3, 2009	—	—	—	—	—
Acquisitions	—	—	2,490	—	2,490
Impairment of goodwill	—	—	(2,490)	—	(2,490)

Balance at January 2, 2010	$—	$—	$—	$—	$—

All acquisitions for the periods presented above were not material, individually or in aggregate, to us as a whole and therefore, pro-forma financial information has not been presented.

Note 5 —	Property and Equipment

Property and equipment consist of the following:

	Fiscal Year End
	2009	2008

Land	$5,609	$5,442
Buildings and leasehold improvements	144,672	131,328
Distribution equipment	259,432	255,058
Computer equipment and software	430,440	387,374

	840,153	779,202
Accumulated depreciation	(618,443)	(577,060)

	$221,710	$202,142

Note 6 —	Debt

Our debt consists of the following:

	Fiscal Year End
	2009	2008

North American revolving trade accounts receivable-backed financing program	$—	$69,000
Asia Pacific revolving trade accounts receivable-backed financing program	57,526	29,035
Senior unsecured term loan	256,537	261,754
Revolving unsecured credit facilities	861	—
Lines of credit and other debt	64,571	118,599

	379,495	478,388
Short-term debt and current maturities of long-term debt	(77,071)	(121,724)

	$302,424	$356,664

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables. The interest rate on this program is dependent on designated commercial paper rates plus a predetermined margin. We had no borrowings at January 2, 2010 and had $69,000 of borrowings at January 3, 2009 under this North American financing program, which matures in July 2010.

We have a revolving trade accounts receivable-backed financing program in EMEA, which provides for borrowing capacity of up to Euro 70 million, or approximately $101,000, at January 2, 2010. This revolving financing program is with a financial institution that has an arrangement with a related issuer of third-party commercial paper, requires certain commitment fees, and borrowings under this program incur financing costs at designated commercial paper rates plus a predetermined margin. At January 2, 2010 and January 3, 2009, we had no borrowings under this EMEA financing program, which matures in April 2010.

In December 2009, we terminated our Euro 107 million revolving trade accounts receivable-backed financing program in EMEA, which was scheduled to expire in July 2010, and replaced it in January 2010 with a new four-year Euro 100 million revolving trade accounts receivable-backed financing program. This new program also requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. This new program matures in January 2014.

We also have two other revolving trade accounts receivable-backed financing programs in EMEA, which respectively provide for a maximum borrowing capacity of 60 million British pounds, or approximately $97,000, and Euro 90 million, or approximately $130,000 at January 2, 2010. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At January 2, 2010 and January 3, 2009, we had no borrowings outstanding under these European financing programs. In May 2009, the maturity dates of these programs were extended from March 2010 to May 2013.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia Pacific, which provides borrowing capacity of up to 210 million Australian dollars, or approximately $188,000, at January 2, 2010. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At January 2, 2010 and January 3, 2009, we had borrowings of $57,526 and $29,035, respectively, under this Asia Pacific financing program, which matures in September 2011.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable, (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights, (c) performance of our trade accounts receivable, and/or (d) loss of credit insurance coverage. At January 2, 2010, our actual aggregate available capacity under these programs was approximately $1,020,000 based on eligible trade accounts receivable available, against which we had $57,526 of borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 2, 2010, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,683,000. In addition, the EMEA revolving trade accounts receivable-backed program that matures in April 2010 is affected by the level of market demand for commercial paper, and could be impacted by the credit ratings of the third-party issuer of commercial paper or back-up liquidity providers, if not replaced. In addition, in certain situations, we could lose access to all or part of our financing with respect to the EMEA program maturing in 2010, if our authorization to collect the receivables is rescinded by the relevant supplier under applicable local law.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, we entered into a $250,000 senior unsecured term loan facility with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis beginning in November 2009 and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.

In connection with the senior unsecured term loan facility, we entered into an interest rate swap agreement for a notional amount of $200,000 of the term loan principal amount, the effect of which was to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly beginning November 2009, consistent with the amortization schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At January 2, 2010, the mark-to-market value of the interest rate swap amounted to $9,662, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $256,537.

We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At January 2, 2010 and January 3, 2009, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At January 2, 2010 and January 3, 2009, letters of credit of $5,000 and $9,051, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

We have a 20 million Australian dollar, or approximately $18,000 at January 2, 2010, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. At January 2, 2010 and January 3, 2009, we had $861 and $0 borrowings, respectively, outstanding under this facility.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $614,000 at January 2, 2010. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 2, 2010 and January 3, 2009, we had approximately $64,571 and $118,599, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.1% per annum both at January 2, 2010 and January 3, 2009. At January 2, 2010 and January 3, 2009, letters of credit totaling approximately $22,112 and $31,607, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 2, 2010, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements or other agreements with our creditors as discussed above.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The estimates and assumptions we use in computing the income taxes reflected in our consolidated financial statements could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns as such returns are finalized and resultant adjustments are identified.

The components of income (loss) before income taxes consist of the following:

	Fiscal Year Ended
	2009	2008	2007

United States	$11,984	$(150,887)	$122,268
Foreign	257,264	(231,251)	262,970

Total	$269,248	$(382,138)	$385,238

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	2009	2008	2007

Current:
Federal	$1,551	$26,971	$67,597
State	54	1,301	6,140
Foreign	59,585	60,841	68,919

	61,190	89,113	142,656

Deferred:
Federal	12,086	(62,095)	(19,256)
State	(979)	(13,014)	373
Foreign	(5,187)	(1,221)	(14,443)

	5,920	(76,330)	(33,326)

Provision for income taxes	$67,110	$12,783	$109,330

The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year Ended
	2009	2008	2007

U.S. statutory rate	$94,237	$(133,748)	$134,833
State income taxes, net of federal income tax benefit	(357)	(7,701)	3,816
Effect of international operations	(40,861)	(61,115)	(64,643)
Effect of goodwill impairment	872	177,055	—
Effect of change in valuation allowance	11,098	38,260	32,240
Other	2,121	32	3,084

Provision for income taxes	$67,110	$12,783	$109,330

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2009	2008

Net deferred tax assets and (liabilities):
Net operating loss carryforwards	$190,907	$111,096
Allowance on trade accounts receivable	23,325	17,687
Available tax credits	18,295	33,234
Inventory	19,392	12,534
Depreciation and amortization	49,265	52,816
Employee benefits and compensation	47,691	36,006
Reserves and accruals	36,173	57,386
Other	2,868	2,466

	387,916	323,225
Valuation allowance	(184,206)	(116,180)

Total	$203,710	$207,045

Out of the amounts shown above, net current deferred tax assets of $102,244 and $102,624 are included in other current assets at January 2, 2010 and January 3, 2009, respectively. Net non-current deferred tax assets of $101,466 and $104,421 are included in other assets as of January 2, 2010 and January 3, 2009, respectively.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of or less than the net recorded amount, we would make an adjustment to the valuation allowance which would reduce or increase the provision for income taxes.

At January 2, 2010, we had net operating loss carryforwards of $686,312 (a valuation allowance has been provided related to $604,482 of this amount). Of the remaining $81,830 of net operating loss carryforwards, $72,216 have no expiration date, with the remainder having expiration dates through the year 2027. We have also recorded deferred tax assets for various tax credit carryforwards of $18,295, to which we have applied a valuation allowance of $4,101. These amounts include $16,711 of foreign tax credit carryforwards, which have a $3,884 valuation allowance. Of the gross amount recorded, $9,516 have no expiration date, while the remaining $7,195 is subject to expiry through 2018.

The increase in valuation allowance of $68,026 during 2009 reflects $57,028 provided on net operating losses generated by a loss realized on only the local statutory and tax books of one of our EMEA subsidiaries and did not affect our consolidated tax provision. The remaining increase is primarily related to book operating losses in other subsidiaries that are currently not expected to be realized through future taxable income in those entities partially offset by previously reserved amounts which became realizable based on taxable income generated in the current year as well as an increase in the translation adjustment for previously established valuation allowances in certain of our foreign subsidiaries as the local currencies strengthened against the U.S. dollar. Of the total valuation allowance of $184,206 and $116,180 at January 2, 2010 and January 3, 2009, respectively, $132,072 and $49,879, respectively, is attributable to net operating loss carryforwards of the same EMEA subsidiary referred to above.

We have not provided deferred taxes on certain undistributed earnings from our foreign subsidiaries that are indefinitely reinvested. These undistributed earnings may become taxable upon an actual or deemed repatriation of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $1.6 billion at January 2, 2010. A determination of the deferred tax liability on such earnings is not practicable as such liability is dependent upon our U.S. foreign tax credit position that would exist at the time any remittance would occur.

Tax benefits claimed from the exercise of employee stock options and other employee stock programs that are in excess of (less than) the amount recorded upon grant are recorded as an increase (decrease) in stockholders’ equity. In 2009 and 2008, these amounts totaled $3,921 and $(784), respectively.

Effective the beginning of 2007, we adopted a pronouncement issued by the FASB providing guidance on the accounting for uncertainty in income taxes. Pursuant to the pronouncement, a tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of the adoption date, we had gross unrecognized tax benefits of $16,736, including $4,957 that was accounted for as a reduction of our consolidated retained earnings as of the beginning of 2007.

The total amount of gross unrecognized tax benefits is $21,254 as of January 2, 2010, substantially all of which would impact the effective tax rate if recognized. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2009	2008	2007

Gross unrecognized tax benefits at beginning of the year	$11,223	$20,168	$16,736
Increases in tax positions for prior years	3,666	144	1,222
Decreases in tax positions for prior years	(781)	(270)	—
Increases in tax positions for current year	9,513	3,099	6,464
Decreases in tax positions for current year	—	(28)	(758)
Settlements	(2,036)	(11,890)	(3,128)
Lapse in statute of limitations	(331)	—	(368)

Gross unrecognized tax benefits at end of the year	$21,254	$11,223	$20,168

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 2, 2010, the total accrual for interest and penalties on our unrecognized tax benefits is $1,621.

We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., we concluded our IRS federal income tax audit for tax years 2004 and 2005 during the third quarter of 2009, effectively closing all years to IRS audit up through 2005. Based on the conclusion of the IRS audit, we reversed tax liabilities of $2,036, including interest, for previously recorded unrecognized tax benefits ultimately realized.

It is possible that within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our unrecognized tax benefits to change significantly over that time.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Derivative Financial Instruments

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts(1)		Fair Value
	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009

Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$—	$436,662	$—	$15,534
Accrued expenses
Foreign exchange contracts	426,707	—	(6,484)	—
Long-term debt
Interest rate swap contracts	196,875	200,000	(9,662)	(11,754)

	623,582	636,662	(16,146)	3,780

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	198,634	494,536	1,678	(1,076)
Accrued expenses
Foreign exchange contracts	951,782	287,252	(12,566)	(5,444)

	1,150,416	781,788	(10,888)	(6,520)

Total	$1,773,998	$1,418,450	$(27,034)	$(2,740)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.

The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net loss of $79,690 in 2009 and a net gain of $88,644 in 2008, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized losses of $5,134, net of taxes, and $7,133, net of taxes, during 2009 and 2008, respectively, were recorded in accumulated other comprehensive income in our consolidated balance sheet for losses associated with our cash flow hedging transactions.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Fair Value Measurements

Our assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 — unobservable inputs that are not corroborated by market data.

At January 2, 2010 and January 3, 2009, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $168,157 and $619,463, respectively, and marketable trading securities (included in other current assets in our consolidated balance sheet) of $40,230 and $33,081, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $1,678 and $14,458, respectively, and derivative liabilities of $28,712 and $17,198, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized loss of $24,294 for 2009 and a net unrealized gain of $10,125 for 2008, which is essentially offset by the change in fair value of the underlying hedged assets or liabilities. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Note 10 —	Commitments and Contingencies

Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel, it is our opinion that it is probable that we may be required to pay all or some of these taxes and we had established a liability for these taxes assessable through December 2005. Legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. Accordingly, in 2007, we recorded a net charge to cost of sales of $30,134. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,758 and $8,224, respectively, (17.1 million and 19.6 million Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at January 2, 2010 and January 3, 2009 was 28.2 million Brazilian reais and 45.2 million Brazilian reais, respectively, (approximately $16,200 and $19,400 at January 2, 2010 and January 3, 2009, respectively, based on the exchange rate prevailing on those dates of 1.741 and 2.330 Brazilian reais, respectively, to the U.S. dollar).

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of January 2, 2010 potentially amount to approximately $13,100 and $12,100, respectively, based on the exchange rate prevailing on that date of 1.741 Brazilian reais to the U.S. dollar. Therefore, we have not established an additional reserve for interest and penalties as we have determined that an unfavorable outcome is currently not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais or approximately $31,600 based upon a January 2, 2010 exchange rate of 1.741 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 67.5 million Brazilian reais or

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $38,800 at January 2, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.

In May 2009, the SEC announced its acceptance of our offer of $15,000 to settle the issues raised in the SEC’s “Wells Notice” of May 2007, pertaining to transactions with McAfee Inc. (formerly Network Associates Inc.) during 1998 to 2000. Without admitting or denying any wrongdoing, as part of the settlement we entered into an administrative cease and desist order with the SEC in May 2009. We had fully reserved for losses in the amount of $15,000 relating to these issues during the third quarter of 2007 and paid this amount in 2009.

There are other various claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

As is customary in the IT distribution industry, we have arrangements with certain finance companies that provide inventory-financing facilities for its customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date.

We have guarantees to third parties that provide financing to a limited number of our customers, which accounted for less than 1% of our consolidated net sales for both 2009 and 2008. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $10,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

In December 2008, we renewed our agreement with a third-party provider of IT outsourcing services through December 2013. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; and worldwide voice/PBX. This agreement is cancelable at our option.

We have an agreement with a leading global business process outsource service provider. The services provided to our North America operations include selected functions in finance and shared services, customer service, vendor management, technical support and inside sales (excluding field sales and management positions). This agreement expires in September 2010, but is cancelable at our option subject to payment of termination fees. We also have an agreement with a leading global IT outsource service provider. The services provided to our North America operations include certain IT functions related to its application development functions. This agreement expires in August 2011 and may be terminated by us subject to payment of termination fees.

We lease the majority of our facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2009, 2008 and 2007 was $124,831, $159,667 and $143,034, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms as well as minimum contractual payments under the IT and business process outsourcing agreements as of January 2, 2010 were as follows:

2010	$94,512
2011	71,561
2012	52,099
2013	38,851
2014	29,926
Thereafter	37,819

$324,768

The above minimum payments have not been reduced by minimum sublease rental income of $28,292 due in the future under noncancelable sublease agreements as follows: $5,627, $5,610, $5,084, $4,921, $4,321 and $2,729 in 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

Note 11 —	Segment Information

We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions worldwide. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation recognized (see Note 12) to our operating units; therefore, we are reporting this as a separate amount.

Geographic areas in which we operated during 2009 include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Israel, Italy, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom), Asia Pacific (Australia, the People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico and our Latin American export operations in Miami). During 2009, we completed the exit of our broad line distribution business in Finland and Norway and the sale of our broad line distribution operations in Denmark. We continue to have AIDC/POS operations in these countries.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by geographic segments is as follows:

	Fiscal Year Ended
	2009	2008	2007

Net sales
North America	$12,326,555	$14,191,995	$13,923,186
EMEA	9,483,328	11,534,968	12,438,644
Asia Pacific	6,243,455	6,904,640	7,133,417
Latin America	1,462,108	1,730,549	1,551,842

Total	$29,515,446	$34,362,152	$35,047,089

Income (loss) from operations
North America	$105,679	$(49,011)	$219,835
EMEA	92,856	42,014	151,529
Asia Pacific	83,704	(353,518)	117,306
Latin America	35,928	43,191	(4,375)
Stock-based compensation expense	(22,227)	(14,845)	(37,875)

Total	$295,940	$(332,169)	$446,420

Capital expenditures
North America	$59,458	$57,222	$33,517
EMEA	5,283	18,390	8,228
Asia Pacific	2,729	4,996	5,842
Latin America	1,197	751	2,168

Total	$68,667	$81,359	$49,755

Depreciation and amortization
North America	$36,926	$36,241	$33,212
EMEA	15,645	16,439	15,411
Asia Pacific	13,734	13,583	13,162
Latin America	2,285	2,141	2,293

Total	$68,590	$68,404	$64,078

The income from operations in 2009 includes reorganization and expense-reduction program costs of $37,636 ($24,267 of net charges in North America; $9,462 of net charges in EMEA; $3,574 of charges in Asia Pacific and $333 of charges in Latin America), as discussed in Note 3. Also included in the 2009 income from operations is the impairment of goodwill totaling $2,490 in Asia Pacific, as discussed in Notes 2 and 4, and the release of a portion of the 2007 commercial tax reserve in Brazil totaling $9,758 in Latin America, as discussed in Note 10. The income (loss) from operations in 2008 includes the impairment of goodwill totaling $742,653 ($243,190 in North America; $24,125 in EMEA; and $475,338 in Asia Pacific), as discussed in Notes 2 and 4. Also included in the 2008 income (loss) from operations are reorganization and expense-reduction program costs of $18,573 ($1,838 of net charges in North America; $16,444 of charges in EMEA; and $291 of charges in Asia Pacific), as discussed in Note 3. In addition, the income from operations in Latin America in 2008 includes the release of a portion of the 2007 commercial tax reserve in Brazil totaling $8,224, as discussed in Note 10. In 2007, the loss from operations in Latin America includes a net commercial tax charge in Brazil of $30,134 and the income from operations in North America includes a charge of $15,000 for losses related to the SEC matter, both discussed in Note 10.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year End
	2009	2008

Identifiable assets
North America	$3,586,238	$2,827,736
EMEA	2,753,847	2,739,600
Asia Pacific	1,373,553	1,103,040
Latin America	465,712	413,097

Total	$8,179,350	$7,083,473

Note 12 —	Stock-Based Compensation

Our stock-based compensation expense for 2009, 2008 and 2007 was $22,227, $14,845 and $37,875, respectively, and the related income tax benefits were $6,690, $3,469 and $9,588, respectively.

We have elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock-based awards granted to employees. The fair value of options granted in 2009, 2008 and 2007 was estimated using the Black-Scholes option-pricing model assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2009	2008	2007

Expected life of stock options	4.5 years	4.5 years	4.5 years
Risk-free interest rate	1.72%	3.16%	4.67%
Expected stock volatility	31.8%	32.9%	37.8%
Fair value of options granted	$3.11	$5.79	$7.95

Equity Incentive Plan

We currently have a single equity-based incentive plan approved by our stockholders, the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. Under the 2003 Plan, the existing authorized pool of shares available for grant is a fungible pool, where the authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock appreciation right. We grant restricted stock and restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2009, the performance measures for restricted stock and restricted stock units for grants to management are based on economic profit and profit before tax, whereas in previous years, they were based on earnings growth and return on invested capital. As of January 2, 2010, approximately 4,056,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, 2008 and 2007, 262,904, 1,111,822 and 290,121, respectively, of previously granted restricted stock units were converted to Class A Common Stock. Approximately 75,000, 343,000 and 94,000 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $1,188, $5,398 and $1,961 in 2009, 2008 and 2007, respectively. The withheld shares had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. During 2009, the Human Resources Committee of the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 394,000 restricted stock units.

Stock Award Activity

Stock option activity under the 2003 Plan was as follows for the three years ended January 2, 2010:

			Weighted-Average
			Remaining
		Weighted-	Contractual	Aggregate
	No. of Shares	Average	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value

Outstanding at December 30, 2006	23,354	$15.54	5.9
Granted	1,321	20.69
Exercised	(4,624)	14.42
Forfeited/cancelled/expired	(1,185)	25.67

Outstanding at December 29, 2007	18,866	15.59	5.4
Granted	1,338	17.80
Exercised	(1,639)	14.19
Forfeited/cancelled/expired	(1,106)	20.02

Outstanding at January 2, 2009	17,459	15.57	4.6
Granted	141	10.62
Exercised	(2,865)	12.09
Forfeited/cancelled/expired	(707)	17.49

Outstanding at January 2, 2010	14,028	16.10	4.1	$26,330

Vested and expected to vest at January 2, 2010	13,927	16.07	3.8	$26,327

Exercisable at January 2, 2010	13,359	15.94	3.9	$26,314

The aggregate intrinsic value in the table above represents the difference between our closing stock price on January 2, 2010 and the option exercise price, multiplied by the number of in-the-money options on January 2, 2010. This amount changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised in 2009, 2008 and 2007 was $12,554, $6,458 and $28,235, respectively. Total fair value of stock options vested and expensed was $4,809, $8,403 and $17,536 for 2009, 2008 and 2007, respectively. As of January 2, 2010, we expect $2,254 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of approximately 1.0 years.

Cash received from stock option exercises in 2009, 2008 and 2007 was $34,635, $23,256 and $66,698, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $4,404, $1,511 and $7,369 in 2009, 2008 and 2007, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at January 2, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	January 2,	Remaining	Exercise	January 2,	Exercise
Range of Exercise Prices	2010 (in 000s)	Life	Price	2010 (in 000s)	Price

$10.15 – $12.35	2,246	3.4	$11.15	2,243	$11.16
$12.77 – $15.81	3,325	3.7	14.35	3,325	14.35
$16.42 – $19.93	7,448	4.1	17.74	7,088	17.74
$20.00 – $21.60	1,009	7.0	20.69	703	20.68

	14,028	4.1	16.10	13,359	15.94

Stock options exercisable totaled approximately 13,359,000, 16,191,000 and 15,665,000 at January 2, 2010, January 3, 2009 and December 29, 2007, respectively, at weighted-average exercise prices of $15.94, $15.33 and $14.90, respectively.

Activity related to restricted stock and restricted stock units was as follows for the three years ended January 2, 2010:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in 000s)	Fair Value

Non-vested at December 30, 2006	1,383	$19.49
Granted	1,625	20.60
Vested	(329)	19.41
Forfeited	(187)	19.95

Non-vested at December 29, 2007	2,492	20.19
Granted	1,758	17.70
Vested	(1,112)	19.64
Forfeited	(462)	17.93

Non-vested at January 3, 2009	2,676	19.17
Granted	3,484	11.51
Vested	(256)	17.30
Forfeited	(809)	13.70

Non-vested at January 2, 2010	5,095	14.90

As of January 2, 2010, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $34,696. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.6 years.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Benefit Plans

Our U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $2,485 in 2009, $4,450 in 2008 and $4,099 in 2007.

Note 13 —	Common Stock

Share Repurchase Program

In November 2007, our Board of Directors authorized a share repurchase program, through which we may purchase up to $300,000 of our outstanding shares of common stock, over a three-year period. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. In light of the current economic downturn, we did not make any share repurchases in 2009. However, we may repurchase shares under the program in the future without prior notice. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. The repurchases will be funded with available borrowing capacity and cash.

The stock repurchase program activity for 2009, 2008 and 2007 is summarized as follows:

	Shares	Weighted
	Repurchased	Average	Net Amount
	(in 000s)	Price Per Share	Repurchased

Cumulative balance at December 30, 2006	—	$—	$—
Repurchased shares of common stock	1,302	19.26	25,061

Cumulative balance at December 29, 2007	1,302	19.26	25,061
Repurchased shares of common stock	14,006	15.87	222,346
Issued shares of common stock	(56)	19.67	(1,093)

Cumulative balance at January 3, 2009	15,252	16.15	246,314
Issued shares of common stock	(157)	19.67	(3,095)

Cumulative balance at January 2, 2010	15,095	16.11	$243,219

Classes of Common Stock

We have two classes of Common Stock, consisting of 500,000,000 authorized shares of $0.01 par value Class A Common Stock and 135,000,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000,000 authorized shares of $0.01 par value Preferred Stock.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no issued and outstanding shares of Class B Common Stock or Preferred Stock during the three-year period ended January 2, 2010. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended January 2, 2010, is as follows:

Class A
Common Stock
(in 000s)

December 30, 2006	169,408
Stock options exercised	4,624
Release of restricted stock units, net of shares withheld for employee taxes	196
Grant of restricted Class A Common Stock	15
Repurchase of Class A Common Stock	(1,301)

December 29, 2007	172,942
Stock options exercised	1,639
Release of restricted stock units, net of shares withheld for employee taxes	736
Grant of restricted Class A Common Stock	19
Repurchase of Class A Common Stock	(14,006)

January 3, 2009	161,330
Stock options exercised	2,865
Release of restricted stock units, net of shares withheld for employee taxes	174
Grant of restricted Class A Common Stock	14

January 2, 2010	164,383

INGRAM MICRO INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in 000s)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of
Description	of Year	Expenses	Deductions	Other(*)	Year

Allowance for doubtful accounts:
2009	$66,182	$22,165	$(22,844)	$3,762	$69,265
2008	71,896	25,532	(24,502)	(6,744)	66,182
2007	68,298	14,058	(16,060)	5,600	71,896
Allowance for sales returns:
2009	$7,456	$339	$(2,291)	$249	$5,753
2008	11,259	706	(4,222)	(287)	7,456
2007	9,998	613	(559)	1,207	11,259

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ingram Micro Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Orange County, California
March 2, 2010

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

ITEM 8A.	CONTROLS AND PROCEDURES

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 2, 2010.

The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarterly period ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

The Notice and Proxy Statement for the 2010 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, certain portions of which are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

See “Index to Consolidated Financial Statements” under “Part II, Item 7. Financial Statements and Supplemental Data” of this Annual Report.

(a)2.	Financial Statement Schedules

See “Financial Statement Schedule II — Valuation and Qualifying Accounts” of this Annual Report under “Part II, Item 7. Financial Statements and Supplemental Data.”

(a)3.	List of Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453))
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4)
3.3	Amended and Restated Bylaws of the Company dated September 15, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 17, 2009 (the “Sept 2009 8-K”))
10.1	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)
10.2	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to the December 2008 8-K)
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year)
10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)
10.5	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)
10.6	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)
10.7	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)
10.8	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

Exhibit No.		Exhibit

10.9		Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)
10.10		Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)
10	.11*	Retirement Program — Eighth Amendment to 401K Plan
10.12		Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)
10	.13*	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan
10.14		Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008, the “Q2 2008 10-Q”)
10.15		Ingram Micro Inc. 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q2 2008 10-Q)
10.16		Ingram Micro Inc. Executive Officer Severance Policy, amended and restated September 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2008)
10.17		Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2010)
10.18		Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)
10.19		Receivables Funding Agreement, dated as of July 29, 2004, among General Electric Capital Corporation, the Company, and Ingram Funding Inc. (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, the “2004 Q2 10-Q”)
10.20		Receivables Sale Agreement, dated as of July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.21		Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)
10.22		Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)
10.23		Credit Agreement dated as of August 23, 2007 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, The Bank of Nova Scotia, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (the “August 2007 Credit Agreement”, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2007)
10.24		Amendment No. 1, dated as of July 17, 2008 to the August 2007 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2008, the “July 2008 8-K”)
10.25		Credit Agreement, dated as of July 17, 2008, with The Bank of Nova Scotia, as administrative agent, ABN Amro Bank N.V. and BNP Paribas, as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to the July 2008 8-K)
14.1		Ingram Micro Code of Conduct (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit No.		Exhibit

31	.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32	.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1		Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)
99.2		Amended Corporate Governance Guidelines dated September 15, 2009 (incorporated by reference to Exhibit 99.2 to the Sept 2009 8-K)
99.3		Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)
99.4		Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2008 8-K)
99.5		Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2008 8-K)
99.6		Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.4 to the December 2008 8-K)
99.7		Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.5 to the December 2008 8-K)
99	.8*	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form
99	.9*	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement
99.10		Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)
99	.11*	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union
99	.12*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries
99	.13*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries
99	.14*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France
99	.15*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries
99	.16*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries
99	.17*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France
99.18		Amended Human Resources Committee Charter, dated June 3, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 3, 2009)
99.19		Executive Committee Charter, dated September 15, 2009 (incorporated by reference to Exhibit 99.1 to the Sept 2009 8-K)
99	.20*	Stock Ownership Policy

*	Filed herewith.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd
Larry C. Boyd
Executive Vice President, Secretary and
General Counsel

March 2, 2010

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Gregory M. E. Spierkel Gregory M. E. Spierkel	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2010

/s/ William D. Humes William D. Humes	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 2, 2010

/s/ Dale R. Laurance Dale R. Laurance	Chairman of the Board	March 2, 2010

/s/ Howard I. Atkins Howard I. Atkins	Director	March 2, 2010

/s/ Leslie S. Heisz Leslie S. Heisz	Director	March 2, 2010

/s/ John R. Ingram John R. Ingram	Director	March 2, 2010

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	March 2, 2010

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	March 2, 2010

SIGNATURE	TITLE	DATE

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	March 2, 2010

/s/ Michael T. Smith Michael T. Smith	Director	March 2, 2010

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 2, 2010

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement on Form S-1 (File No. 333-08453))
3.2		Certificate of Amendment of the Certificate of Incorporation of the Company dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4)
3.3		Amended and Restated Bylaws of the Company dated September 15, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 17, 2009 (the “Sept 2009 8-K”))
10.1		Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)
10.2		Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to the December 2008 8-K)
10.3		Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2005 fiscal year)
10.4		Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)
10.5		Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)
10.6		Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)
10.7		Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)
10.8		Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)
10.9		Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)
10.10		Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)
10	.11*	Retirement Program — Eighth Amendment to 401K Plan
10.12		Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)
10	.13*	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan
10.14		Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008, the “Q2 2008 10-Q”)
10.15		Ingram Micro Inc. 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q2 2008 10-Q)
10.16		Ingram Micro Inc. Executive Officer Severance Policy, amended and restated September 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2008)
10.17		Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2010)
10.18		Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)
10.19		Receivables Funding Agreement, dated as of July 29, 2004, among General Electric Capital Corporation, the Company, and Ingram Funding Inc. (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, the “2004 Q2 10-Q”)
10.20		Receivables Sale Agreement, dated as of July 29, 2004 between the Company and Ingram Funding Inc. (incorporated by reference to Exhibit 10.55 to the 2004 Q2 10-Q)
10.21		Amendment No. 1 dated as of March 22, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2006)

Exhibit No.		Exhibit
10.22		Amendment No. 2 dated as of July 21, 2006 to Receivables Sale Agreement and Receivables Funding Agreement dated as of July 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2006)
10.23		Credit Agreement dated as of August 23, 2007 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, The Bank of Nova Scotia, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (the “August 2007 Credit Agreement”, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2007)
10.24		Amendment No. 1, dated as of July 17, 2008 to the August 2007 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2008, the “July 2008 8-K”)
10.25		Credit Agreement, dated as of July 17, 2008, with The Bank of Nova Scotia, as administrative agent, ABN Amro Bank N.V. and BNP Paribas, as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to the July 2008 8-K)
14.1		Ingram Micro Code of Conduct (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2007)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32	.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1		Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)
99.2		Amended Corporate Governance Guidelines dated September 15, 2009 (incorporated by reference to Exhibit 99.2 to the Sept 2009 8-K)
99.3		Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)
99.4		Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2008 8-K)
99.5		Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2008 8-K)
99.6		Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Chair Member) (incorporated by reference to Exhibit 99.4 to the December 2008 8-K)
99.7		Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.5 to the December 2008 8-K)
99	.8*	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form
99	.9*	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement
99.10		Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)
99	.11*	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union
99	.12*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries
99	.13*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries
99	.14*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France
99	.15*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries
99	.16*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries
99	.17*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France
99.18		Amended Human Resources Committee Charter, dated June 3, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 3, 2009)
99.19		Executive Committee Charter, dated September 15, 2009 (incorporated by reference to Exhibit 99.1 to the Sept 2009 8-K)
99	.20*	Stock Ownership Policy

*	Filed herewith.