Form 10-Q
period 2010-04-03
INGRAM MICRO INC
filed 2010-05-12
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 165,393,508 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 3, 2010.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	April 3,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$911,160	$910,936
Trade accounts receivable (less allowances of $77,051 and $75,018)	3,446,074	3,943,243
Inventory	2,579,494	2,499,895
Other current assets	314,324	392,831

Total current assets	7,251,052	7,746,905

Property and equipment, net	221,225	221,710
Other assets	249,634	210,735

Total assets	$7,721,911	$8,179,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,832,647	$4,296,224
Accrued expenses	393,013	423,365
Short-term debt and current maturities of long-term debt	118,517	77,071

Total current liabilities	4,344,177	4,796,660

Long-term debt, less current maturities	251,964	302,424
Other liabilities	72,093	68,453

Total liabilities	4,668,234	5,167,537

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 180,275,322 and 179,478,329 shares issued and 165,393,508 and 164,383,422 shares outstanding in 2010 and 2009, respectively	1,803	1,795
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,207,239	1,201,577
Treasury stock, 14,881,814 and 15,094,907 shares in 2010 and 2009, respectively	(239,027)	(243,219)
Retained earnings	1,953,023	1,882,695
Accumulated other comprehensive income	130,639	168,965

Total stockholders’ equity	3,053,677	3,011,813

Total liabilities and stockholders’ equity	$7,721,911	$8,179,350

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
Net sales	$8,095,954	$6,745,084

Cost of sales	7,654,492	6,364,080

Gross profit	441,462	381,004

Operating expenses:
Selling, general and administrative	335,942	321,972
Reorganization costs (credits)	(169)	13,786

	335,773	335,758

Income from operations	105,689	45,246

Other expense (income):
Interest income	(1,228)	(2,666)
Interest expense	6,150	6,950
Net foreign exchange loss	499	1,718
Other	3,036	1,619

	8,457	7,621

Income before income taxes	97,232	37,625

Provision for income taxes	26,904	10,159

Net income	$70,328	$27,466

Basic earnings per share	$0.43	$0.17

Diluted earnings per share	$0.42	$0.17

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
Cash flows from operating activities:
Net income	$70,328	$27,466
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,964	15,845
Stock-based compensation	4,031	1,546
Excess tax benefit from stock-based compensation	(1,495)	(185)
Gain on sale of land and building	(2,380)	—
Noncash charges for interest	121	118
Deferred income taxes	(3,116)	13,784
Changes in operating assets and liabilities:
Trade accounts receivable	424,433	446,778
Inventory	(127,960)	354,510
Other current assets	31,817	6,722
Accounts payable	(480,582)	(246,599)
Change in book overdrafts	90,555	(150,695)
Accrued expenses	(18,711)	(40,537)

Cash provided by operating activities	3,005	428,753

Cash flows from investing activities:
Purchases of property and equipment	(16,309)	(21,226)
Sale of (investment in) marketable securities	810	(24)
Proceeds from sale of land and building	3,924	—

Cash used by investing activities	(11,575)	(21,250)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,439	6,095
Excess tax benefit from stock-based compensation	1,495	185
Payment of senior unsecured term loan	(3,125)	—
Net repayments of other debt	(8,744)	(135,798)

Cash used by financing activities	(1,935)	(129,518)

Effect of exchange rate changes on cash and cash equivalents	10,729	(17,720)

Increase in cash and cash equivalents	224	260,265

Cash and cash equivalents, beginning of period	910,936	763,495

Cash and cash equivalents, end of period	$911,160	$1,023,760

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
     The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of April 3, 2010, our consolidated results of operations for the thirteen weeks ended April 3, 2010 and April 4, 2009, and our consolidated cash flows for the thirteen weeks ended April 3, 2010 and April 4, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2010. The consolidated results of operations for the thirteen weeks ended April 3, 2010 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Book Overdrafts
     Book overdrafts of $321,389 and $411,944 as of April 3, 2010 and January 2, 2010, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of April 3, 2010 and January 2, 2010, or any balance on any given date.
Note 2 – Share Repurchases
     In November 2007, our Board of Directors authorized a share repurchase program, through which we may purchase up to $300,000 of our outstanding shares of common stock, over a three-year period ending November 2010. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. The repurchases will be funded with cash and available borrowing capacity. We have not made any share repurchases during the thirteen weeks ended April 3, 2010 or April 4, 2009.
     We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares, as summarized in the following table for the thirteen weeks ended April 3, 2010 and April 4, 2009. Such shares are issued to certain of our associates for the vesting of their restricted stock units under the Ingram Micro Amended and Restated 2003 Equity Incentive Plan (see Note 4).

		Weighted
	Shares	Average
	(in 000s)	Price Per Share	Amount
Cumulative balance at January 2, 2010	15,095	$16.11	$243,219
Issued shares of common stock	(213)	19.67	(4,192)

Cumulative balance at April 3, 2010	14,882	16.06	$239,027

Cumulative balance at January 3, 2009	15,252	$16.15	$246,314
Issued shares of common stock	(6)	19.67	(128)

Cumulative balance at April 4, 2009	15,246	16.15	$246,186

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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
Net income	$70,328	$27,466

Weighted average shares (in 000s)	165,128	161,604

Basic EPS	$0.43	$0.17

Weighted average shares (in 000s) including the dilutive effect of stock awards (3,383 and 934 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively)	168,511	162,538

Diluted EPS	$0.42	$0.17

     There were approximately 7,150,000 and 14,096,000 stock awards for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 4 – Stock-Based Compensation
     We currently have a single equity-based incentive plan approved by our stockholders, the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. Under the 2003 Plan, the existing authorized pool of shares available for grant is a fungible pool, where the authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock appreciation right. We grant restricted stock and restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2010, a portion of the performance-vested restricted stock and restricted stock unit grants to management are based on profit before tax, with the remainder based on earnings per share growth and return on invested capital. In 2009, a portion of the performance-vested restricted stock and restricted stock unit grants to management were based on profit before tax, with the remainder based on economic profit. Prior to 2009, the performance-vested restricted stock and restricted stock unit grants were based on earnings per share growth and return on invested capital. Stock options granted during the thirteen weeks ended April 3, 2010 and April 4, 2009 were 48,000 and 141,000, respectively, and restricted stock and restricted stock units granted were 1,722,000 and 3,014,000, respectively. As of April 3, 2010, approximately 2,706,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended April 3, 2010 and April 4, 2009 was $4,031 and $1,546, respectively, and the related income tax benefit was approximately $1,347 and $503, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     During the thirteen weeks ended April 3, 2010 and April 4, 2009, a total of 561,000 and 525,000 stock options, respectively, were exercised, and 690,000 and 33,000 restricted stock and restricted stock units, respectively, vested. In addition, during the thirteen weeks ended April 3, 2010 and April 4, 2009, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 492,000 and 394,000 shares, respectively.
Note 5 – Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
Net income	$70,328	$27,466
Changes in foreign currency translation adjustments and other	(38,326)	(34,083)

Comprehensive income (loss)	$32,002	$(6,617)

     Accumulated other comprehensive income included in stockholders’ equity totaled $130,639 and $168,965 at April 3, 2010 and January 2, 2010, respectively, and consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement.
Note 6 – Derivative Financial Instruments
     The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	April 3,	January 2,	April 3,	January 2,
	2010	2010	2010	2010
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$7,349	$—	$514	$—

Accrued expenses
Foreign exchange contracts	15,794	426,707	(336)	(6,484)

Long-term debt
Interest rate contracts	193,750	196,875	(10,128)	(9,662)

	216,893	623,582	(9,950)	(16,146)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	346,161	198,634	273	1,678

Accrued expenses
Foreign exchange contracts	771,026	951,782	(10,492)	(12,566)

	1,117,187	1,150,416	(10,219)	(10,888)

Total	$1,334,080	$1,773,998	$(20,169)	$(27,034)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net gain of $12,025 for the thirteen weeks ended April 3, 2010 and a net loss of $7,094 for the thirteen weeks ended April 4, 2009, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized losses of $284, and $3,503, both net of taxes, during the first quarter of 2010 and 2009, respectively, were reflected in accumulated other comprehensive income in our consolidated balance sheet for losses associated with our cash flow hedging transactions.
     Cash Flow Hedges
     We have designated hedges consisting of an interest rate swap to hedge variable interest rates on a portion of the senior unsecured term loan, a cross-currency interest rate swap to hedge foreign currency denominated principal and interest payments related to intercompany loans, and foreign currency forward contracts to hedge certain anticipated foreign currency denominated intercompany management fees. In addition, we also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency denominated trade accounts receivable, accounts payable and intercompany loans.
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
     At April 3, 2010 and January 2, 2010, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit of $572,232 and $168,157, respectively, and marketable trading securities (included in other current assets in our consolidated balance sheet) of $41,742 and $40,230, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $787 and $1,678, respectively, and derivative liabilities of $20,956 and $28,172, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain of $6,865 and $1,458 for the thirteen weeks ended April 3, 2010 and April 4, 2009, which is essentially offset by the change in fair value of the underlying hedged assets or liabilities. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Note 8 – Acquisitions and Intangible Assets
     There were no acquisitions during the thirteen weeks ended April 2, 2010 or April 4, 2009.
     The gross carrying amounts of finite-lived identifiable intangible assets of $171,593 and $172,363 at April 3, 2010 and January 2, 2010, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $87,029 and $92,054 at April 3, 2010 and January 2, 2010, respectively. Amortization expense was $4,343 and $3,900 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. The net identifiable intangible assets are reflected in other assets in the accompanying consolidated balance sheet.
Note 9 – Reorganization Costs
     In the second half of 2008 and through 2009, we implemented actions in all of our regions to align our level of operating expenses with declines in sales volume. During the thirteen weeks ended April 4, 2009, we incurred a net charge of $13,786 recorded in reorganization costs and $438 of other costs recorded in selling, general and administrative expenses (“SG&A expenses”) associated with these actions. Aggregate net charges by region in the thirteen weeks ended April 4, 2009 were $6,196 in North America, $6,111 in EMEA, $1,735 in Asia Pacific and $182 in Latin America.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     The remaining liabilities and payment activities associated with our 2009 actions are summarized in the table below for the thirteen weeks ended April 3, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		April 3,
	2010	Liability	Adjustments	2010
Employee termination benefits	$1,499	$(1,327)	$(39)	$133
Facility costs	10,538	(719)	(27)	9,792
Other costs	581	(99)	(3)	479

	$12,618	$(2,145)	$(69)	$10,404

     Adjustments reflected in the table above include a reduction to reorganization liabilities of $158, consisting of $124 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations and $34 in Asia Pacific for lower than expected costs associated with employee termination benefits. These adjustments are partially offset by a net foreign currency impact that increased the U.S. dollar liability by $89. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of the second quarter of 2010, while the remaining liabilities associated with facility and other costs are expected to be substantially utilized by the end of 2014.
     The remaining liabilities and payment activities associated with the actions taken during 2008 to rationalize certain roles and processes in North America, EMEA and Asia Pacific are summarized in the table below for the thirteen weeks ended April 3, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		April 3,
	2010	Liability	Adjustments	2010
Employee termination benefits	$218	$(153)	$(13)	$52
Facility costs	1,111	(317)	(72)	722
Other costs	25	(25)	—	—

	$1,354	$(495)	$(85)	$774

     Adjustments reflected in the table above include a reduction to reorganization liabilities of $11 in EMEA related to lower than expected costs associated with employee termination benefits, and a net foreign currency impact that decreased the U.S. dollar liability by $74. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of the second quarter of 2010, while the remaining liabilities associated with facility costs are expected to be substantially utilized by the end of 2018.
     Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. The remaining liabilities and payment activities associated with these actions are summarized in the table below for the thirteen weeks ended April 3, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		April 3,
	2010	Liability	Adjustments	2010
Facility costs	$5,087	$(282)	$276	$5,081

     Adjustments in the table above reflect a foreign currency impact that increased the U.S. dollar liability by $276. We expect the remaining liability for facility costs to be fully utilized by the end of 2015.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 10 – Debt
     Our debt consists of the following:

	April 3,	January 2,
	2010	2010
Asia Pacific revolving trade accounts receivable-backed financing facilities	$10,586	$57,526
Senior unsecured term loan	253,878	256,537
Revolving unsecured credit facilities	—	861
Lines of credit and other debt	106,017	64,571

	370,481	379,495
Short-term debt and current maturities of long-term debt	(118,517)	(77,071)

	$251,964	$302,424

     In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program initially provides for up to $500,000 in borrowing capacity, and may, subject to the financial institution’s approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013.
     In January 2010, we entered into a new revolving trade accounts receivable-backed financing program in EMEA, which provides for a borrowing capacity of up to Euro 100 million, or approximately $135,000 at April 3, 2010, and matures in January 2014. This new program replaced our Euro 107 million revolving trade accounts receivable-backed financing program, which we terminated in December 2009. The new program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at April 3, 2010 under this new EMEA financing program.
     We also had a revolving trade accounts receivable-backed financing program in EMEA, which provided for borrowing capacity of up to Euro 70 million, or approximately $94,000 at April 3, 2010, and subsequently matured later in April 2010. At April 3, 2010 and January 2, 2010, we had no borrowings under this EMEA revolving trade accounts receivable-backed financing program.
Note 11 – Income Taxes
     At April 3, 2010, we had gross unrecognized tax benefits of $21,615 compared to $21,254 at January 2, 2010, representing a net increase of $361 during the first quarter of 2010. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $1,822 and $1,621 at April 3, 2010 and January 2, 2010, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., we concluded our IRS federal income tax audit for tax years 2004 and 2005 during the third quarter of 2009, effectively closing all years to IRS audit up through 2005. It is possible that within the next twelve months, ongoing tax examinations in the various state jurisdictions and several of our foreign jurisdictions may be resolved, that new tax examinations may commence in these or other jurisdictions, including the U.S., and that other issues may be effectively settled. However, we do not expect our unrecognized tax benefits to change significantly over that time.
Note 12 – Segment Information
     We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.
     Geographic areas in which we operate currently include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Israel, Italy, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland, and the United Kingdom), Asia Pacific (Australia, the People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and our Latin American export operations in Miami).
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
Net sales:
North America	$3,291,986	$2,772,806
EMEA	2,665,410	2,266,169
Asia Pacific	1,768,399	1,384,646
Latin America	370,159	321,463

Total	$8,095,954	$6,745,084

Income from operations:
North America	$41,916	$12,791
EMEA	34,862	15,118
Asia Pacific	26,527	13,830
Latin America	6,415	5,053
Stock-based compensation expense	(4,031)	(1,546)

Total	$105,689	$45,246

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
Capital expenditures:
North America	$12,622	$19,132
EMEA	957	918
Asia Pacific	927	989
Latin America	1,803	187

Total	$16,309	$21,226

Depreciation and amortization:
North America	$8,753	$8,620
EMEA	3,297	3,610
Asia Pacific	3,316	3,024
Latin America	598	591

Total	$15,964	$15,845

	As of
	April 3,	January 2,
	2010	2010
Identifiable assets:
North America	$3,350,319	$3,586,238
EMEA	2,566,508	2,753,847
Asia Pacific	1,433,134	1,373,553
Latin America	371,950	465,712

Total	$7,721,911	$8,179,350

Note 13 – Commitments and Contingencies
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel and consideration of legislation enacted in February 2007, it is our opinion that it is probable that we may be required to pay all or some of these taxes. Accordingly, we recorded a net charge to cost of sales of $30,134 in 2007 to establish a liability for these taxes assessable through December 2005. The legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,758 and $8,224, respectively, (17.1 million and 19.6 million Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at April 3, 2010 and January 2, 2010 was 28.2 million Brazilian reais (approximately $15,900 and $16,200 at April 3, 2010 and January 2, 2010, respectively, based on the exchange rate prevailing on those dates of 1.770 and 1.741 Brazilian reais, respectively, to the U.S. dollar).

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of April 3, 2010 potentially amount to approximately $13,200 and $11,900, respectively, based on the exchange rate prevailing on that date of 1.770 Brazilian reais to the U.S. dollar. Therefore, we have not established an additional reserve for interest and penalties as we have determined that an unfavorable outcome with respect to interest and penalties is currently not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais or approximately $31,100 based upon an April 3, 2010 exchange rate of 1.770 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 72.3 million Brazilian reais or approximately $40,800 at April 3, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.
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
     As is customary in the IT distribution industry, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. For various reasons, including the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 14 – New Accounting Standards
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us beginning January 2, 2011 (the first day of fiscal 2011). Early adoption is permitted. We are currently evaluating the impact, if any, of the adoption of this standard on our consolidated financial position and results of operations.
     In January 2010, the FASB issued a guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 categories and the reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. We adopted this guidance effective the first quarter of fiscal 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosure requirement is effective for us beginning January 2, 2011 (the first day of fiscal 2011), which is not expected to have a material impact on our consolidated financial position and results of operations or related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations are stated in thousands of U.S. dollars.
     The following discussion includes forward-looking statements, including, but not limited to, management’s expectations of competition, revenues, margin, expenses and other operating results and ratios; operating efficiencies; economic conditions; cost-savings; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect these competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover our costs of doing business and/or facilitate sales opportunities. We have also strived to improve our profitability through our diversification of product offerings, including our presence in adjacent product categories such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on trade credit from vendors, available cash and debt for our working capital needs.
     We have complemented our internal growth initiatives with strategic business acquisitions. We have expanded our value-added distribution of mobile data and AIDC/POS solutions over the past few years through acquisitions of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia Pacific, each of which expanded our value-added distribution of AIDC/POS solutions; and Computacenter Distribution, or CCD, in EMEA and Value Added Distributors Limited, or VAD, in Asia Pacific, which expanded our presence in the mid-range enterprise market.

Management’s Discussion and Analysis Continued
Operations
     The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen week periods indicated:

	Thirteen Weeks Ended
	April 3, 2010		April 4, 2009
Net sales by geographic region:
North America	$3,291,986	40.7%	$2,772,806	41.1%
EMEA	2,665,410	32.9	2,266,169	33.6
Asia Pacific	1,768,399	21.8	1,384,646	20.5
Latin America	370,159	4.6	321,463	4.8

Total	$8,095,954	100.0%	$6,745,084	100.0%

	Thirteen Weeks Ended
	April 3, 2010		April 4, 2009
Operating income and operating margin by geographic region:
North America	$41,916	1.27%	$12,791	0.46%
EMEA	34,862	1.31	15,118	0.67
Asia Pacific	26,527	1.50	13,830	1.00
Latin America	6,415	1.73	5,053	1.57
Stock-based compensation expense	(4,031)	—	(1,546)	—

Total	$105,689	1.31%	$45,246	0.67%

     Our income from operations for the thirteen weeks ended April 3, 2010 includes $2,380 from the gain on the sale of land and a building in EMEA. Our income from operations for the thirteen weeks ended April 4, 2009 includes $14,224 of net charges, comprised of $6,196 of net charges in North America, $6,111 of net charges in EMEA, $1,735 of charges in Asia Pacific, and $182 of charges in Latin America related to our reorganization and expense–reduction programs.
     We sell finished products purchased from many vendors but generated approximately 24% and 25% of our consolidated net sales for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
Net sales	100.00%	100.00%
Cost of sales	94.55	94.35

Gross profit	5.45	5.65
Operating expenses:
Selling, general and administrative	4.15	4.77
Reorganization costs (credits)	(0.00)	0.21

Income from operations	1.31	0.67
Other expense, net	0.10	0.11

Income before income taxes	1.20	0.56
Provision for income taxes	0.33	0.15

Net income	0.87%	0.41%

Management’s Discussion and Analysis Continued
Results of Operations for the Thirteen Weeks Ended April 3, 2010 Compared to the Thirteen Weeks Ended April 4, 2009
     Our consolidated net sales increased 20.0% to $8,095,954 for the thirteen weeks ended April 3, 2010, or first quarter of 2010, from $6,745,084 for the thirteen weeks ended April 4, 2009, or first quarter of 2009. Net sales from our North American operations increased 18.7% to $3,291,986 in the first quarter of 2010 from $2,772,806 in the first quarter of 2009. Net sales from our EMEA operations increased 17.6% to $2,665,410 in the first quarter of 2010 from $2,266,169 in the first quarter of 2009. Net sales from our Asia Pacific operations increased 27.7% to $1,768,399 in the first quarter of 2010 from $1,384,646 in the first quarter of 2009. Net sales from our Latin American operations increased 15.1% to $370,159 in the first quarter of 2010 from $321,463 in the first quarter of 2009. The significant year-over-year increase in our consolidated net sales, as well as our regional net sales, is primarily due to the overall improvement in demand for technology products and services in substantially all of our operating units worldwide. The translation impact of the strengthening of most foreign currencies relative to the U.S. dollar also contributed approximately eight, fourteen, twelve and six percentage-points of the year-over-year increase in net sales for EMEA, Asia Pacific, Latin America and our consolidated results, respectively. Our acquisition of CCD contributed approximately two percentage points of growth in EMEA and our acquisitions of VAD and Vantex contributed approximately two percentage-points of growth in Asia Pacific, together representing approximately one percentage-point of growth to consolidated net sales. Our disposition of certain of our Nordic operations during 2009 resulted in a reduction in our EMEA net sales by approximately four percentage-points and a reduction of consolidated net sales by one percentage-point.
     Gross margin decreased 20 basis points to 5.45% in the first quarter of 2010 from 5.65% in the first quarter of 2010. The decrease in our gross margin in 2010 is primarily due to softer volumes in our fee-for-service logistics business, a greater mix of lower-margin products and geographies, and the limited, strategic use of gross margin to drive sales growth. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin, but we continue to manage our margin profile and the various factors therein and expect to retain gross margin at an acceptable level. Increased competition or any retraction from the early economic recovery or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
     Total selling, general and administrative, or SG&A, expenses, increased 4.3% to $335,942 in the first quarter of 2010 from $321,972 in the first quarter of 2009, but decreased 62 basis points, as percentage of consolidated net sales, to 4.15% in the first quarter of 2010 from 4.77% in the first quarter of 2009. The year-over-year increase in SG&A dollars is mostly due to the translation impact of the strengthening of most foreign currencies relative to the U.S. dollar, which contributed approximately $17,000 of expense growth, as well as, incremental variable costs on the higher sales level, additional expenses of $4,000 resulting from our acquired businesses, an increase in stock-based compensation expense of $2,484 associated with our long-term incentive plans, all partially offset by savings from our expense-reduction initiatives implemented since the second half of 2008. We estimate our various cost reduction actions have yielded an approximate $130,000 reduction in operating expenses, on an annualized basis, when compared to our first quarter of 2008 run rate. Our SG&A expenses in the first quarter of 2010 also include a benefit of $2,380 related to the gain on the sale of land and a building in EMEA. These factors that yielded a net increase in SG&A dollars were more than offset by our sales growth in generating the 62 basis point year-over-year improvement in leverage.
     In the first quarter of 2009, we incurred reorganization costs of $13,786, or 21 basis points of consolidated net sales, associated with various actions we were taking to address our cost structure and drive process efficiencies in a declining sales environment brought on by the economic downturn. These charges consisted of (a) $12,000 of employee termination benefits for workforce reductions in all four regions ($5,289 in North America, $4,794 in EMEA, $1,735 in Asia Pacific and $182 in Latin America), (b) $1,206 for facility consolidations in EMEA and (c) $580 for contract terminations primarily for equipment leases in North America. In connection with these actions, we also incurred $438, or less than 1 basis point of consolidated net sales, in program costs such as retention costs and consulting expenses, which are recorded in SG&A expenses.

Management’s Discussion and Analysis Continued
     Operating margin increased to 1.31% in the first quarter of 2010 from 0.67% in the first quarter of 2009. Our first quarter of 2009 operating margin included reorganization and program costs of approximately 0.21% of our consolidated net sales while our operating margin in the first quarter of 2010 included a benefit of 0.03% of our consolidated net sales associated with the gain on the sale of a property in EMEA. Our North American operating margin increased to 1.27% in the first quarter of 2010 from 0.46% in the first quarter of 2009. North America’s first quarter of 2009 operating margin included reorganization and program costs of 0.22% of the region’s net sales. Our EMEA operating margin increased to 1.31% in the first quarter of 2010 from 0.67% in the first quarter of 2009. EMEA’s first quarter of 2010 operating margin included the gain on sale of a property, which was 0.09% of the region’s net sales, while the 2009 operating margin included reorganization and program costs totaling 0.27% of the region’s net sales. Our Asia Pacific operating margin increased to 1.50% in the first quarter of 2010 from 1.00% in the first quarter of 2009. Asia Pacific’s first quarter of 2009 operating margin included reorganization and program costs totaling 0.13% of the region’s sales. Our Latin American operating margin increased to 1.73% in the first quarter of 2010 from 1.57% in the first quarter of 2009. Latin America’s first quarter of 2009 operating margin included reorganization and program costs totaling 0.06% of the region’s net sales. As discussed above, the overall increase in our operating margin primarily reflects the economies of scale realized from the significant increase in our consolidated, as well as regional, net sales and the benefits from our expense-reductions initiatives, offset partially by a reduction in our gross margin. We continuously evaluate and may implement process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $8,457 in the first quarter of 2010, which is relatively comparable to $7,621 million incurred in the first quarter of 2009.
     The provision for income taxes was $26,904, or an effective income tax rate of 27.7%, in the first quarter of 2010 compared to $10,159, or an effective income tax rate of 27.0%, in the first quarter of 2009. The year-over-year change in the effective income tax rate is primarily a function of shifts in the profit mix across geographies and resolution of minor discrete tax items.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	general changes in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;

•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;

•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics services in the fourth quarter, which affects our operating expenses and gross margins;

•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;

•	the impact of and possible disruption caused by reorganization actions and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions and divestitures;

•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, regulatory matters, or uncertain tax positions;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.

Management’s Discussion and Analysis Continued
     These historical variations in our business may not be indicative of future trends in the near term. In addition, our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and borrowings under various debt instruments, including our revolving trade accounts receivable-backed financing programs, our senior unsecured term loan, revolving credit and other facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, partially financed by vendor trade accounts payable. As a general rule, when sales volumes are decreasing, our net investment in working capital dollars typically declines, which generally results in increased cash flow generated from operating activities. Conversely, when sales volumes increase, our net investment in working capital increases, which generally results in decreases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first quarters of 2010 and 2009.
     Our cash and cash equivalents totaled $911,160 and $910,936 at April 3, 2010 and January 2, 2010, respectively. The relatively flat cash balance for the quarter is a function of our improved generation of profits from the business, excluding noncash items, offset primarily by our investments in the business in the form of working capital and property and equipment. Our normal seasonal decline in first quarter sales compared to the fourth quarter, which was 8.1% in the first quarter of 2010, results in a decrease in our net investment in working capital as discussed above. However, the level of our working capital days achieved at January 2, 2010 was lower than that achieved at the end of the first quarter of 2010. During the first quarter of 2010, we strategically invested in working capital to leverage the overall strength in our balance sheet to grow sales and market share, with working capital days returning closer to the midpoint of our targeted range. In this regard, we may continue to evaluate the strategic use of working capital, such as additional early pay discounts on trade accounts payable or purchase discounts on inventory, the level of inventory we may carry, or the extension of payment terms or larger credit lines to certain customers, as we evaluate the appropriate mix of working capital to drive our business. While each of these factors may yield net additional investment in working capital, as well as sales growth and/or improved profitability, we also continue to manage the risks associated with these strategies and the maximization of our resulting returns on invested capital.
     Our cash flows provided by operating activities were $3,005 in the first quarter of 2010 compared to $428,753 in the first quarter of 2009. The result for first quarter of 2010 was primarily driven by the factors discussed above, as our collections on trade accounts receivable from the end of 2009 were more than offset by our payments of our accounts payable from the end of the year and investment in inventory. The increase in inventory reflects some targeted higher stocking levels to facilitate sales anticipated subsequent to the first quarter. Conversely, the significant cash inflow in the first quarter of 2009 was driven by a more precipitous 22.3% decline in sales from the fourth quarter of 2008 and the resultant decrease in our investments in working capital.
     Net cash used by investing activities was $11,575 in the first quarter of 2010 compared to $21,250 in the first quarter of 2009 and were primarily due to capital expenditures in both periods. The first quarter of 2010 also included net proceeds of $3,924 received from the sale of land and a building in EMEA.
     Net cash used by financing activities was $1,935 in the first quarter of 2010 compared to $129,518 in the first quarter of 2009. The net cash used by financing activities in the first quarter of 2010 primarily reflects the net repayments of debt and the senior unsecured term loan of $11,869, partially offset by proceeds of $8,439 from the exercise of stock. The net cash used by financing activities in the first quarter of 2009 primarily reflects the net repayments of $135,798 under our debt facilities enabled by the overall operational cash generation described above.

Management’s Discussion and Analysis Continued
     Our levels of debt and cash and cash equivalents are highly influenced by our working capital needs. As such, our cash and cash equivalents balances and borrowings fluctuate from period-to-period and may also fluctuate significantly within a quarter. The fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any point in time.
Capital Resources
     We have maintained a conservative capital structure which we believe will continue to serve us well in an economic environment that appears to be in the early stages of recovery. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2014. A significant portion of our cash and cash equivalents balance at April 3, 2010 and January 2, 2010 resides in our operations outside of the U.S. and are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, provide sufficient resources to meet our present and future capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”), for at least the next twelve months. However, the capital and credit markets can be volatile, limiting our ability to replace, in a timely manner, maturing credit facilities on terms acceptable to us, or at all, or affecting our ability to access committed capacities due to the inability of our finance partners to meet their commitments to us. In addition, we are exposed to risk of loss on funds deposited with various financial institutions or we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.
     In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program initially provides for up to $500,000 in borrowing capacity, and may, subject to the financial institution’s approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013.
     In January 2010, we entered into a new revolving trade accounts receivable-backed financing program in EMEA, which provides for a borrowing capacity of up to Euro 100 million, or approximately $135,000 at April 3, 2010 and matures in January 2014. This new program replaced our Euro 107 million revolving trade accounts receivable-backed financing program, which we terminated in December 2009. The new program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at April 3, 2010 under this new EMEA financing program.
     We also had a revolving trade accounts receivable-backed financing program in EMEA, which provided for borrowing capacity of up to Euro 70 million, or approximately $94,000 at April 3, 2010, and subsequently matured later in April 2010. At April 3, 2010 and January 2, 2010, we had no borrowings under this EMEA revolving trade accounts receivable-backed financing program.
     We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013 and respectively provide for a maximum borrowing capacity of 60 million British pounds, or approximately $91,000, and Euro 90 million, or approximately $121,000, at April 3, 2010. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At April 3, 2010 and January 2, 2010, we had no borrowings outstanding under these European financing programs.
     We have a multi-currency revolving trade accounts receivable-backed financing program in Asia Pacific, which matures in September 2011 and provides borrowing capacity of up to 210 million Australian dollars, or approximately $193,000 at April 3, 2010. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At April 3, 2010 and January 2, 2010, we had borrowings of $10,586 and $57,526, respectively, under this Asia Pacific financing program.

Management’s Discussion and Analysis Continued
     Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable, (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights, (c) performance of our trade accounts receivable, and/or (d) loss of credit insurance coverage. At April 3, 2010, our actual aggregate available capacity under these programs was approximately $1,172,000 based on eligible trade accounts receivable available, against which we had $10,586 of borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At April 3, 2010, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,415,000.
     We have a $250,000 senior unsecured term loan facility with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.
     In connection with the senior unsecured term loan facility, we have an interest rate swap agreement for a notional amount of $200,000 of the term loan principal amount, the effect of which is to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly consistent with the amortization schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At April 3, 2010 and January 2, 2010, the mark-to-market value of the interest rate swap amounted to $10,128 and $9,662, respectively, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $253,878 and $256,537, respectively.
     We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At April 3, 2010 and January 2, 2010, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At April 3, 2010 and January 2, 2010, letters of credit of $5,000 for both dates were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 20 million Australian dollar, or approximately $18,000 at April 3, 2010, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. Under this Asia Pacific facility, we had no borrowings outstanding at April 3, 2010 and had $861 outstanding at January 2, 2010.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $588,000 at April 3, 2010. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At April 3, 2010 and January 2, 2010, we had $106,017 and $64,571, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 5.6% and 5.1% per annum at April 3, 2010 and January 2, 2010, respectively. At April 3, 2010 and January 2, 2010, letters of credit totaling $20,287 and $22,112, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

Management’s Discussion and Analysis Continued
     Except for the termination of our $600,000 North American revolving trade accounts receivable-backed financing program in April 2010 and its concurrent replacement with a $500,000 revolving trade accounts receivable-backed financing program and the termination of our Euro 70 million EMEA revolving trade accounts receivable-backed financing program, there have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010.
Covenant Compliance
     We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At April 3, 2010, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter ended April 3, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 2, 2010.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel and consideration of legislation enacted in February 2007, it is our opinion that it is probable that we may be required to pay all or some of these taxes. Accordingly, we recorded a net charge to cost of sales of $30,134 in 2007 to establish a liability for these taxes assessable through December 2005. The legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,758 and $8,224, respectively, (17.1 million and 19.6 million Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at April 3, 2010 and January 2, 2010 was 28.2 million Brazilian reais (approximately $15,900 and $16,200 at April 3, 2010 and January 2, 2010, respectively, based on the exchange rate prevailing on those dates of 1.770 and 1.741 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of April 3, 2010 potentially amount to approximately $13,200 and $11,900, respectively, based on the exchange rate prevailing on that date of 1.770 Brazilian reais to the U.S. dollar. Therefore, we have not established an additional reserve for interest and penalties as we have determined that an unfavorable outcome with respect to interest and penalties is currently not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais or approximately $31,100 based upon an April 3, 2010 exchange rate of 1.770 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 72.3 million Brazilian reais or approximately $40,800 at April 3, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.

     We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of the Company and our subsidiary. That judgment has been appealed by the plaintiff. On March 31, 2010, the district court partially granted, without prejudice, our motion to dismiss in the Krys matter on standing grounds. Our motion to dismiss is still pending with respect to other grounds for dismissal. We intend to continue vigorously defending these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
99.1	Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005
99.2	Employment Offer Letter for Alain Monie dated September 21, 2007
99.3	Employment Offer Letter for William D. Humes dated March 28, 2005
99.4	Employment Offer Letter for Shailendra Gupta dated January 21, 2008

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.
By:	/s/ William D. Humes
	Name:	William D. Humes
	Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 12, 2010

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
99.1	Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005
99.2	Employment Offer Letter for Alain Monie dated September 21, 2007
99.3	Employment Offer Letter for William D. Humes dated March 28, 2005
99.4	Employment Offer Letter for Shailendra Gupta dated January 21, 2008