Form 10-Q
period 2010-07-03
INGRAM MICRO INC
filed 2010-08-10
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 156,687,477 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 3, 2010.

INGRAM MICRO INC.
INDEX

Pages
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet at July 3, 2010 and January 2, 2010	3

Consolidated Statement of Income for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009	4

Consolidated Statement of Cash Flows for the twenty-six weeks ended July 3, 2010 and July 4, 2009	5

Notes to Consolidated Financial Statements	6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Item 1. Legal Proceedings	25-26

Item 1A. Risk Factors	26

Item 5. Other Information	26-27

Item 6. Exhibits	27

Signatures	28

Exhibit Index	29
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Dollars in 000s, except per share data)
(Unaudited)

	July 3,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$761,849	$910,936
Trade accounts receivable (less allowances of $73,423 and $75,018)	3,521,398	3,943,243
Inventory	2,645,951	2,499,895
Other current assets	305,271	392,831

Total current assets	7,234,469	7,746,905

Property and equipment, net	223,534	221,710
Other assets	234,465	210,735

Total assets	$7,692,468	$8,179,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,997,943	$4,296,224
Accrued expenses	373,972	423,365
Short-term debt and current maturities of long-term debt	96,847	77,071

Total current liabilities	4,468,762	4,796,660

Long-term debt, less current maturities	254,317	302,424
Other liabilities	65,827	68,453

Total liabilities	4,788,906	5,167,537

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 180,517,421 and 179,478,329 shares issued and 156,687,477 and 164,383,422 shares outstanding at July 3, 2010 and January 2, 2010, respectively	1,805	1,795
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,218,392	1,201,577
Treasury stock, 23,829,944 and 15,094,907 shares at July 3, 2010 and January 2, 2010, respectively	(391,069)	(243,219)
Retained earnings	2,020,750	1,882,695
Accumulated other comprehensive income	53,684	168,965

Total stockholders’ equity	2,903,562	3,011,813

Total liabilities and stockholders’ equity	$7,692,468	$8,179,350

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales	$8,156,328	$6,578,598	$16,252,282	$13,323,682

Cost of sales	7,718,875	6,192,493	15,373,367	12,556,573

Gross profit	437,453	386,105	878,915	767,109

Operating expenses:
Selling, general and administrative	333,066	336,288	669,008	658,260
Impairment of goodwill	—	2,490	—	2,490
Reorganization costs (credits)	(189)	6,334	(358)	20,120

	332,877	345,112	668,650	680,870

Income from operations	104,576	40,993	210,265	86,239

Other expense (income):
Interest income	(885)	(2,014)	(2,113)	(4,680)
Interest expense	7,319	6,085	13,469	13,035
Net foreign currency exchange loss	1,178	1,916	1,677	3,634
Other	2,241	758	5,277	2,377

	9,853	6,745	18,310	14,366

Income before income taxes	94,723	34,248	191,955	71,873

Provision for income taxes	26,996	8,904	53,900	19,063

Net income	$67,727	$25,344	$138,055	$52,810

Basic earnings per share	$0.42	$0.16	$0.84	$0.33

Diluted earnings per share	$0.41	$0.15	$0.83	$0.32

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in 000s)
(Unaudited)

	Twenty-six Weeks Ended
	July 3,	July 4,
	2010	2009
Cash flows from operating activities:
Net income	$138,055	$52,810
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,034	33,145
Impairment of goodwill	—	2,490
Stock-based compensation	11,065	7,858
Excess tax benefit from stock-based compensation	(1,614)	(2,360)
Gain on sale of land and building	(2,380)	—
Noncash charges for interest	242	173
Deferred income taxes	7,928	503
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	292,803	346,725
Inventory	(236,933)	455,424
Other current assets	38,144	65,945
Accounts payable	(149,109)	(106,948)
Change in book overdrafts	(18,044)	(73,234)
Accrued expenses	(21,143)	(81,937)

Cash provided by operating activities	91,048	700,594

Cash flows from investing activities:
Purchases of property and equipment	(34,702)	(36,687)
Net sales of marketable trading securities	699	416
Collection of short-term collateral deposits on financing arrangements	—	3,270
Proceeds from sale of land and building	3,924	—
Acquisitions, net of cash acquired	(4,933)	(18,458)

Cash used by investing activities	(35,012)	(51,459)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,654	19,623
Repurchase of Class A Common Stock	(152,285)	—
Excess tax benefit from stock-based compensation	1,614	2,360
Repayment of senior unsecured term loan	(6,250)	—
Net repayments of other debt	(23,654)	(135,930)

Cash used by financing activities	(167,921)	(113,947)

Effect of exchange rate changes on cash and cash equivalents	(37,202)	17,088

Increase (decrease) in cash and cash equivalents	(149,087)	552,276

Cash and cash equivalents, beginning of period	910,936	763,495

Cash and cash equivalents, end of period	$761,849	$1,315,771

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
     The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of July 3, 2010, our consolidated results of operations for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009, and consolidated cash flows for the twenty-six weeks ended July 3, 2010 and July 4, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2010. The consolidated results of operations for the thirteen and twenty-six weeks ended July 3, 2010 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Book Overdrafts
     Book overdrafts of $393,900 and $411,944 as of July 3, 2010 and January 2, 2010, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of July 3, 2010 and January 2, 2010, or any balance on any given date.
Note 2 – Share Repurchases
     During the thirteen weeks ended July 3, 2010, we completed our $300,000 share repurchase program authorized in November 2007 with the purchase of 3,038,000 shares of common stock for $52,285. In May 2010, our Board of Directors authorized an additional one-year $100,000 share repurchase program. This share repurchase program was completed in June 2010 with the repurchase of 5,922,000 shares of common stock for $100,000. The repurchases were funded with cash and available borrowing capacity.
     We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. Our stock repurchases activity for the twenty-six weeks ended July 3, 2010 are summarized in the table below. We have also issued shares of common stock out of our cumulative balance of treasury shares, as summarized in the table below for the

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
twenty-six weeks ended July 3, 2010 and July 4, 2009. Such shares are issued to certain of our associates for the vesting of their restricted stock units under the Ingram Micro Amended and Restated 2003 Equity Incentive Plan (see Note 4).

		Weighted
	Shares	Average
	(in 000s)	Price Per Share	Amount
Cumulative balance at January 2, 2010	15,095	$16.11	$243,219
Repurchased shares of common stock	8,960	16.99	152,285
Issued shares of common stock	(225)	19.67	(4,435)

Cumulative balance at July 3, 2010	23,830	16.41	$391,069

Cumulative balance at January 3, 2009	15,252	$16.15	$246,314
Issued shares of common stock	(37)	19.67	(725)

Cumulative balance at July 4, 2009	15,215	16.14	$245,589

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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income	$67,727	$25,344	$138,055	$52,810

Weighted average shares (in 000s)	162,325	162,353	163,747	162,006

Basic EPS	$0.42	$0.16	$0.84	$0.33

Weighted average shares (in 000s), including the dilutive effect of stock-based awards (3,112 and 2,535 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, and 3,322 and 1,531 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively)	165,437	164,888	167,069	163,537

Diluted EPS	$0.41	$0.15	$0.83	$0.32

     There were approximately 5,589,000 and 8,833,000 stock-based awards for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, and 5,562,000 and 12,485,000 stock-based awards for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 4 – Stock-Based Compensation
     We currently have a single equity-based incentive plan approved by our stockholders, the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. Under the 2003 Plan, the existing authorized pool of shares available for grant is a fungible pool, where the authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock appreciation right. We have granted restricted stock and restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted to employees vest over a period of three years; those to members of our Board of Directors over ten months to one year; and all options have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vests over time periods from 10 months to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2010, a portion of the performance-vested restricted stock and restricted stock unit grants to management are based on profit before tax, with the remainder based on earnings per share growth and return on invested capital. In 2009, a portion of the performance-vested restricted stock and restricted stock unit grants to management were based on profit before tax, with the remainder based on economic profit. Prior to 2009, the performance-vested restricted stock and restricted stock unit grants were based on earnings per share growth and return on invested capital.
     No stock options were granted during the thirteen weeks ended July 3, 2010 or July 4, 2009, while restricted stock and restricted stock units granted were 80,000 and 387,000, respectively. Stock options granted during the twenty-six weeks ended July 3, 2010 and July 4, 2009 were 48,000 and 141,000, respectively, and restricted stock and restricted stock units granted were 1,802,000 and 3,401,000, respectively. As of July 3, 2010, approximately 3,901,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended July 3, 2010 and July 4, 2009 was $7,034 and $6,312, respectively, and the related income tax benefit was approximately $2,134 and $1,600, respectively. Stock-based compensation expense for the twenty-six weeks ended July 3, 2010 and July 4, 2009 was $11,065 and $7,858, respectively, and the related income tax benefit was approximately $3,480 and $2,100, respectively.
     During the thirteen weeks ended July 3, 2010 and July 4, 2009, a total of 240,000 and 1,144,000 stock options, respectively, were exercised, and 42,000 and 24,000 restricted stock and restricted stock units vested, respectively. For the twenty-six weeks ended July 3, 2010 and July 4, 2009, a total of 801,000 and 1,669,000 stock options, respectively, were exercised, and 732,000 and 57,000 restricted stock and restricted stock units vested, respectively. In addition, during the twenty-six weeks ended July 3, 2010 and July 4, 2009, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 492,000 and 394,000 shares, respectively.
Note 5 – Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income	$67,727	$25,344	$138,055	$52,810
Changes in foreign currency translation adjustments and other	(76,955)	67,952	(115,281)	33,869

Comprehensive income (loss)	$(9,228)	$93,296	$22,774	$86,679

     Accumulated other comprehensive income included in stockholders’ equity totaled $53,684 and $168,965 at July 3, 2010 and January 2, 2010, respectively, and consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement and foreign currency forward contracts designated as cash flow hedges.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 6 – Derivative Financial Instruments
     The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	July 3,	January 2,	July 3,	January 2,
	2010	2010	2010	2010
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$5,612	$—	$670	$—

Accrued expenses
Foreign exchange contracts	80,791	426,707	(714)	(6,484)

Long-term debt
Interest rate contracts	190,625	196,875	(10,706)	(9,662)

	277,028	623,582	(10,750)	(16,146)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	297,285	198,634	5,696	1,678

Accrued expenses
Foreign exchange contracts	653,263	951,782	(4,784)	(12,566)

	950,548	1,150,416	912	(10,888)

Total	$1,227,576	$1,773,998	$(9,838)	$(27,034)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.
     The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net gain (loss) of $41,397 and $(32,528) for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, a net gain (loss) of $53,422 and $(39,622), respectively, for the twenty-six weeks July 3, 2010 and July 4, 2009, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized losses of $353 and $144, net of taxes, during the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, and $637 and $3,648, net of taxes, during the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively, were reflected in accumulated other comprehensive income in our consolidated balance sheet for losses associated with our cash flow hedging transactions.
     Cash Flow and Other Hedges
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
     At July 3, 2010 and January 2, 2010, our assets and liabilities measured at fair value on a recurring basis included: cash equivalents, consisting primarily of money market accounts of $484,237 and $168,157, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $38,113 and $40,230, respectively, determined based on Level 1 criteria, as defined above; and derivative assets of $6,366 and $1,678, respectively, and derivative liabilities of $16,204 and $28,712, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain of $10,331 and $17,196 for the thirteen and twenty-six weeks ended July 3, 2010, respectively, and a net unrealized loss of $4,967 and $3,509 for the thirteen and twenty-six weeks ended July 4, 2009, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Note 8 – Acquisitions and Intangible Assets
     In the thirteen weeks ended July 3, 2010, we acquired all of the outstanding shares of Albora Soluciones in our EMEA region and the assets and liabilities of Asiasoft Hong Kong Limited in our Asia Pacific region. These acquisitions further strengthen our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $4,933, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in identifiable intangible assets of $2,921, primarily related to vendor and customer relationships with estimated useful lives of 10 years and deferred tax liabilities of $779 related to the intangible assets, none of which are deductible for income tax purposes.
     In the second quarter of 2009, we acquired the assets and liabilities of Value Added Distributors Limited and Vantex Technology Distribution Limited in our Asia Pacific region, which strengthened our capabilities in the high-end enterprise and automatic identification and data capture/point of sale (“AIDC/POS”) solutions markets, respectively. These entities were acquired for an aggregate cash price of $15,724 plus an estimated earn-out amount of $935, which have been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in goodwill of $2,490 and identifiable intangible assets of $6,364, primarily related to vendor and customer relationships, and tradenames with estimated useful lives of 10 years. In the fourth quarter of 2008, we recorded an impairment of all of our goodwill as a result of the drastic decline in capital markets and the economy as a whole and the resulting impact on our valuation of our regional reporting units. Due to the continued weak demand for technology products and services in Asia Pacific and globally in 2009, our Asia Pacific reporting unit fair value remained below the carrying value of our assets. As such, we recorded a full impairment charge for the recorded goodwill from these two acquisitions in the second quarter of 2009.
     In 2009, we paid the sellers of AVAD $2,500 to settle the previously accrued earn-out of $1,000 at January 3, 2009 and the balance to obtain certain trademark rights, which have been included in our identifiable intangible assets with estimated useful lives of 10 years.
     All acquisitions for the periods presented above were not material, individually or in the aggregate, to us as a whole and therefore, pro-forma financial information has not been presented.
     The gross carrying amounts of finite-lived identifiable intangible assets of $173,737 and $172,363 at July 3, 2010 and January 2, 2010, respectively, are amortized over their remaining estimated lives ranging from 3 to 20 years. The net carrying amount was $85,018 and $92,054 at July 3, 2010 and January 2, 2010, respectively. Amortization expense was $4,303 and $4,069 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, and $8,646 and $7,969 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. The net identifiable intangible assets are reflected in other assets in the accompanying consolidated balance sheet.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 9 – Reorganization and Expense-Reduction Program Costs
     In the second half of 2008 and through 2009, we implemented actions in all of our regions to align our level of operating expenses with declines in sales volume. During the thirteen and twenty-six weeks ended July 4, 2009, we incurred a net charge of $6,334 and $20,120, respectively, recorded in reorganization costs, and other costs associated with these actions totaling $1,019 and $1,457, respectively, recorded in selling, general and administrative expenses (“SG&A expenses”). Aggregate net charges by region in the respective thirteen and twenty-six week periods ended July 4, 2009 were $5,275 and $11,470 in North America, $1,493 and $7,605 in EMEA, $531 and $2,266 in Asia Pacific, and $54 and $236 in Latin America.
     The remaining liabilities and payment activities associated with our 2009 actions are summarized in the table below for the twenty-six weeks ended July 3, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		July 3,
	2010	Liability	Adjustments	2010
Employee termination benefits	$1,499	$(1,433)	$(48)	$18
Facility costs	10,538	(1,610)	(315)	8,613
Other costs	581	(283)	(187)	111

	$12,618	$(3,326)	$(550)	$8,742

     Adjustments reflected in the table above include a reduction to reorganization liabilities of $347, consisting of $146 in North America for lower than expected costs associated with employee termination benefits and facility consolidations, $167 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations and $34 in Asia Pacific for lower than expected costs associated with employee termination benefits. Adjustments also include the net foreign currency impact of weakening foreign currencies, which decreased the U.S. dollar liability by $203. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of the third quarter of 2010, while the remaining liabilities associated with facility and other costs are expected to be substantially utilized by the end of 2014.
     The remaining liabilities and payment activities associated with the actions taken during 2008 to rationalize certain roles and processes in North America, EMEA and Asia Pacific are summarized in the table below for the twenty-six weeks ended July 3, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		July 3,
	2010	Liability	Adjustments	2010
Employee termination benefits	$218	$(175)	$(17)	$26
Facility costs	1,111	(532)	(118)	461
Other costs	25	(25)	—	—

	$1,354	$(732)	$(135)	$487

     Adjustments reflected in the table above include a reduction to reorganization liabilities of $11 in EMEA related to lower than expected costs associated with employee termination benefits, and a net foreign currency impact that decreased the U.S. dollar liability by $124. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of the third quarter of 2010, while the remaining liabilities associated with facility costs are expected to be substantially utilized by the end of 2011.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. The remaining liabilities and payment activities associated with these actions are summarized in the table below for the twenty-six weeks ended July 3, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		July 3,
	2010	Liability	Adjustments	2010
Facility costs	$5,087	$(365)	$205	$4,927

     Adjustments in the table above reflect a foreign currency impact that increased the U.S. dollar liability by $205. We expect the remaining liability for facility costs to be fully utilized by the end of 2015.
Note 10 – Debt
     The carrying value of outstanding debt at July 3, 2010 and January 2, 2010 were as follows:

	July 3,	January 2,
	2010	2010
Asia Pacific revolving trade accounts receivable-backed financing program	$15,487	$57,526
Senior unsecured term loan	251,331	256,537
Revolving unsecured credit facilities	—	861
Lines of credit and other debt	84,346	64,571

	351,164	379,495
Short-term debt and current maturities of long-term debt	(96,847)	(77,071)

	$254,317	$302,424

     In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program initially provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013. We had no borrowings at July 3, 2010 under this new North America financing program and we had no borrowings under the terminated facility at January 2, 2010.
     In January 2010, we entered into a new revolving trade accounts receivable-backed financing program in EMEA, which provides for a borrowing capacity of up to Euro 100 million, or approximately $126,000 at July 3, 2010, and matures in January 2014. This new program replaced our Euro 107 million revolving trade accounts receivable-backed financing program, which we terminated in December 2009. The new program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at July 3, 2010 under this new EMEA financing program.
     We also had a revolving trade accounts receivable-backed financing program in EMEA, which provided for borrowing capacity of up to Euro 70 million which matured in April 2010 and was not renewed or directly replaced. We had no borrowings outstanding under this facility at January 2, 2010.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
Note 11 – Income Taxes
     At July 3, 2010, we had gross unrecognized tax benefits of $20,521 compared to $21,254 at January 2, 2010, representing a net decrease of $733 during the first half of 2010. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $1,988 and $1,621 at July 3, 2010 and January 2, 2010, respectively.
     We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., we concluded our IRS federal income tax audit for tax years 2004 and 2005 during the third quarter of 2009, effectively closing all years to IRS audit up through 2005. The IRS initiated an examination of tax years 2007 to 2009 during the current quarter. In addition, a number of state, local and foreign exams are ongoing. While we do not anticipate our unrecognized tax benefits to change significantly within the next twelve months, it is possible within that period that one or more of our ongoing tax examinations may be resolved, that new tax examinations may commence, and that other issues may be effectively settled.
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
     Geographic areas in which we operate currently include North America (United States and Canada), EMEA (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Israel, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland, and the United Kingdom), Asia Pacific (Australia, the People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, Peru, and our Latin American export operations in Miami).
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales:
North America	$3,558,789	$2,743,815	$6,850,775	$5,516,621
EMEA	2,371,505	2,011,605	5,036,915	4,277,774
Asia Pacific	1,866,141	1,501,178	3,634,540	2,885,824
Latin America	359,893	322,000	730,052	643,463

Total	$8,156,328	$6,578,598	$16,252,282	$13,323,682

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Income from operations:
North America	$54,708	$9,121	$96,624	$21,912
EMEA	22,290	10,228	57,151	25,346
Asia Pacific	29,787	22,794	56,314	36,624
Latin America	4,825	5,162	11,241	10,215
Stock-based compensation expense	(7,034)	(6,312)	(11,065)	(7,858)

Total	$104,576	$40,993	$210,265	$86,239

Capital expenditures:
North America	$14,136	$12,089	$26,758	$31,221
EMEA	1,511	2,337	2,468	3,255
Asia Pacific	2,204	938	3,131	1,927
Latin America	542	97	2,345	284

Total	$18,393	$15,461	$34,702	$36,687

Depreciation and amortization:
North America	$9,096	$9,514	$17,849	$18,134
EMEA	3,055	3,980	6,352	7,590
Asia Pacific	3,247	3,226	6,563	6,250
Latin America	672	580	1,270	1,171

Total	$16,070	$17,300	$32,034	$33,145

	As of
	July 3,	January 2,
	2010	2010
Identifiable assets:
North America	$3,368,702	$3,586,238
EMEA	2,418,891	2,753,847
Asia Pacific	1,543,033	1,373,553
Latin America	361,842	465,712

Total	$7,692,468	$8,179,350

Note 13 – Commitments and Contingencies
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel and consideration of legislation enacted in February 2007, it is our opinion that it is probable that we may be required to pay all or some of these taxes. Accordingly, we recorded a net charge to cost of sales of $30,134 in 2007 to establish a liability for these taxes assessable through December 2005. The legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,758 and $8,224, respectively, (17.1 million and 19.6 million Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at July 3, 2010 and January 2, 2010 was 28.2 million Brazilian reais (approximately $15,800 and $16,200 at July 3, 2010 and January 2, 2010, respectively, based on the exchange rate prevailing on those dates of 1.779 and 1.741 Brazilian reais, respectively, to the U.S. dollar).

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in 000s, except per share data)
(Unaudited)
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of July 3, 2010 potentially amount to approximately $13,500 and $11,900, respectively, based on the exchange rate prevailing on that date of 1.779 Brazilian reais to the U.S. dollar. Therefore, we have not established an additional reserve for interest and penalties as we have determined that an unfavorable outcome with respect to interest and penalties is currently not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais or approximately $31,000 based upon a July 3, 2010 exchange rate of 1.779 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 75.8 million Brazilian reais or approximately $42,600 at July 3, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.
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
Note 14 – New Accounting Standards
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on selling price hierarchy. The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us beginning January 2, 2011 (the first day of fiscal 2011). Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.
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
     The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition, revenues, margin, expenses and other operating results and ratios; operating efficiencies; economic conditions; cost-savings; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, recover costs and/or facilitate sales opportunities. We have also strived to improve our profitability through our diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash and debt for our working capital needs.
     We have complemented our internal growth initiatives with strategic business acquisitions. We have expanded our value-added distribution of mobile data and AIDC/POS solutions over the past few years through acquisitions of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia Pacific. We have also expanded our presence in the mid-range enterprise market through the recent acquisitions of Computacenter Distribution, or CCD, and Albora Soluciones, or Albora, in EMEA and Value Added Distributors Limited, or VAD, and Asiasoft Hong Kong Limited, or Asiasoft, in Asia Pacific.
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and twenty-six-week periods indicated.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Net sales by geographic region:
North America	$3,558,789	43.6%	$2,743,815	41.7%	$6,850,775	42.1%	$5,516,621	41.4%
EMEA	2,371,505	29.1	2,011,605	30.6	5,036,915	31.0	4,277,774	32.1
Asia Pacific	1,866,141	22.9	1,501,178	22.8	3,634,540	22.4	2,885,824	21.7
Latin America	359,893	4.4	322,000	4.9	730,052	4.5	643,463	4.8

Total	$8,156,328	100.0%	$6,578,598	100.0%	$16,252,282	100.0%	$13,323,682	100.0%

Management’s Discussion and Analysis Continued

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Operating income and operating margin by geographic region:
North America	$54,708	1.54%	$9,121	0.33%	$96,624	1.41%	$21,912	0.40%
EMEA	22,290	0.94	10,228	0.51	57,151	1.13	25,346	0.59
Asia Pacific	29,787	1.60	22,794	1.52	56,314	1.55	36,624	1.27
Latin America	4,825	1.34	5,162	1.60	11,241	1.54	10,215	1.59
Stock-based compensation expense	(7,034)	—	(6,312)	—	(11,065)	—	(7,858)	—

Total	$104,576	1.28%	$40,993	0.62%	$210,265	1.29%	$86,239	0.65%

     Our income from operations for the twenty-six weeks ended July 3, 2010 includes $2,380 from the gain on the sale of land and a building in EMEA. Our income from operations for the thirteen and twenty-six weeks ended July 4, 2009 included net charges of $7,353 and $21,577, respectively, comprised of $5,275 and $11,470, respectively, of net charges in North America, $1,493 and $7,605, respectively, of net charges in EMEA, $531 and $2,266, respectively, of charges in Asia Pacific and $54 and $236, respectively, of charges in Latin America related to our reorganization and expense-reduction programs (see Note 9 to our consolidated financial statements). In addition, the thirteen and twenty-six-week periods ended July 4, 2009 include a goodwill impairment charge of $2,490 in Asia Pacific as discussed in Note 8 to our consolidated financial statements.
     We sell finished products purchased from many vendors but generated approximately 24% of our consolidated net sales for both of the twenty-six week periods ended July 3, 2010 and July 4, 2009 from products purchased from Hewlett-Packard Company and 10% for the twenty-six weeks ended July 3, 2010 from products purchased from Cisco Systems, Inc. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	94.64	94.13	94.59	94.24

Gross profit	5.36	5.87	5.41	5.76
Operating expenses:
Selling, general and administrative	4.08	5.11	4.12	4.94
Impairment of goodwill	—	0.04	—	0.02
Reorganization costs (credits)	(0.00)	0.10	(0.00)	0.15

Income from operations	1.28	0.62	1.29	0.65
Other expense, net	0.12	0.10	0.11	0.11

Income before income taxes	1.16	0.52	1.18	0.54
Provision for income taxes	0.33	0.13	0.33	0.14

Net income	0.83%	0.39%	0.85%	0.40%

Management’s Discussion and Analysis Continued
Results of Operations for the Thirteen Weeks Ended July 3, 2010 Compared to the Thirteen Weeks Ended July 4, 2009
     Our consolidated net sales increased 24.0% to $8,156,328 for the thirteen weeks ended July 3, 2010, or second quarter of 2010, from $6,578,598 for the thirteen weeks ended July 4, 2009, or second quarter of 2009. Net sales from our North American operations increased 29.7% to $3,558,789 in the second quarter of 2010 from $2,743,815 in the second quarter of 2009. Net sales from our EMEA operations increased 17.9% to $2,371,505 in the second quarter of 2010 from $2,011,605 in the second quarter of 2009. Net sales from our Asia Pacific operations increased 24.3% to $1,866,141 in the second quarter of 2010 from $1,501,178 in the second quarter of 2009. Net sales from our Latin American operations increased 11.8% to $359,893 in the second quarter of 2010 from $322,000 in the second quarter of 2009. The significant year-over-year increase in our consolidated net sales, as well as our regional net sales, was primarily due to the overall improvement in demand for technology products and services in substantially all of our operating units worldwide. The translation impact of strengthening Asia Pacific and Latin American currencies relative to the U.S. dollar contributed approximately seven and six percentage points of the year-over-year increase in the respective region’s net sales, while the translation impact of relatively weaker European currencies had a negative effect on EMEA’s net sales of approximately seven percentage points. The combined translation impacts of these foreign currencies essentially offset and were therefore not material to our consolidated net sales. Our acquisition of CCD contributed approximately two percentage points of growth in EMEA and our acquisitions of VAD and Vantex contributed approximately one percentage point of growth in Asia Pacific. These acquisitions combined to contribute approximately one percentage point of growth to consolidated net sales. Our disposition of certain of our Nordic operations during 2009 resulted in a reduction in our EMEA net sales by approximately two percentage points and a reduction of consolidated net sales by one percentage point.
     Gross margin declined 51 basis points to 5.36% in the second quarter of 2010 from 5.87% in the second quarter of 2009, which was a 10-year high for a second quarter. The drop year-over-year is driven primarily by our strategic decision to use gross margin as one component of our efforts to drive sales growth and thereby generate higher operating leverage, as well as a greater mix of lower-margin products and softer volumes in our fee-for-service logistics business. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin, but we continue to manage our margin profile and the various factors therein. Increased competition or any retraction from the early economic recovery or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
     Total selling, general and administrative expenses, or SG&A expenses, decreased 1.0% to $333,066 in the second quarter of 2010 from $336,288 in the second quarter of 2009 and decreased 103 basis points, as percentage of consolidated net sales, to 4.08% in the second quarter of 2010 from 5.11% in the second quarter of 2009. The significant year-over-year improvement was primarily attributable to the savings from our expense-reduction initiatives implemented since the second half of 2008 and savings of approximately $3,000 from our exit of the broad line distribution business in EMEA’s Nordic region during the second quarter of 2009, partially offset by incremental variable costs on the higher sales volume and additional expenses of approximately $2,000 resulting from our acquired businesses. The translation impacts of foreign currencies were not material to the year-over-year comparison of our SG&A expenses. We estimate that our expense reduction initiatives yielded reductions in annualized operating expenses of $130,000 when compared to our first quarter of 2008 run rate, and that we had achieved approximately half of these savings by the second quarter of 2009, and the full run rate entering 2010.
     In the second quarter of 2009, we incurred reorganization costs of $6,334, or 10 basis points of consolidated net sales, associated with various actions we were taking as part of our cost reduction initiatives in each of our regions as follows: $4,456 or 16 basis points of regional net sales in North America, $1,293 or six basis points of regional net sales in EMEA, $531 or four basis points of regional net sales in Asia Pacific, and $54 or two basis points of regional net sales in Latin America. In connection with these actions, we also incurred $1,019, or two basis points of consolidated net sales, ($819 or three basis points of regional net sales in North America, and $200 or one basis point of regional net sales in EMEA) in program costs such as retention costs and consulting expenses, which are recorded in SG&A expenses (see Note 9 to our consolidated financial statements).
     As further discussed in Note 8 to our consolidated financial statements, we recorded a charge of $2,490 or four basis points of consolidated net sales (17 basis points of Asia Pacific net sales), during the second quarter of 2009 for the impairment of goodwill related to our small but strategic acquisitions of VAD and Vantex in Asia Pacific.

Management’s Discussion and Analysis Continued
     Operating margin increased to 1.28% in the second quarter of 2010 from 0.62% in the second quarter of 2009. Our second quarter of 2009 operating margin included reorganization and program costs of 11 basis points of consolidated net sales, as well as a goodwill impairment charge of four basis points of consolidated net sales. Our North American operating margin increased to 1.54% in the second quarter of 2010 from 0.33% in the second quarter of 2009. Our EMEA operating margin increased to 0.94% in the second quarter of 2010 from 0.51% in the second quarter of 2009. Our Asia Pacific operating margin increased to 1.60% in the second quarter of 2010 from 1.52% in the second quarter of 2009. Our Latin American operating margin decreased to 1.34% in the second quarter of 2010 from 1.60% in the second quarter of 2009. As discussed above, the overall increase in our operating margin primarily reflects the economies of scale realized from the significant increase in our consolidated and regional net sales, the benefits from our expense-reduction initiatives, and the lack of reorganization charges in the current year quarter, offset partially by a decline in our gross margin. We continuously evaluate and may implement process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred other expenses of $9,853 in the second quarter of 2010 compared to $6,745 in the second quarter of 2009, primarily reflecting higher net interest costs from lower net cash levels in the second quarter of 2010. The reduction in net cash levels reflects the use of cash to acquire shares under our share repurchase programs and investment in working capital to support the significant growth in revenues.
     The provision for income taxes was $26,996, or an effective tax rate of 28.5%, in the second quarter of 2010 compared to $8,904, or an effective tax rate of 26.0%, in the second quarter of 2009. The year-over-year increase in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions.
Results of Operations for the Twenty-six Weeks Ended July 3, 2010 Compared to the Twenty-six Weeks Ended July 4, 2009
     Our consolidated net sales increased 22.0% to $16,252,282 for the twenty-six weeks ended July 3, 2010, or first six months of 2010, from $13,323,682 for the twenty-six weeks ended July 4, 2009, or first six months of 2009. Net sales from our North American operations increased 24.2% to $6,850,775 in the first six months of 2010 from $5,516,621 in the first six months of 2009. Net sales from our EMEA operations increased 17.7% to $5,036,915 in the first six months of 2010 from $4,277,774 in the first six months of 2009. Net sales from our Asia Pacific operations increased 25.9% to $3,634,540 in the first six months of 2010 from $2,885,824 in the first six months of 2009. Net sales from our Latin American operations increased 13.5% to $730,052 in the first six months of 2010 from $643,463 in the first six months of 2009. The translation impact of strengthening EMEA, Asia Pacific and Latin American currencies relative to the U.S. dollar contributed approximately one, eleven and nine percentage points of the year-over-year increase in the respective region’s net sales. The combined translation impacts of these foreign currencies contributed approximately three percentage points of the year-over-year increase in our consolidated net sales. Beyond these currency impacts, the increases in consolidated and regional net sales were primarily attributable to the same factors discussed above for the second quarter of 2010 compared to 2009.
     Gross margin declined 35 basis points to 5.41% in the first six months of 2010 compared to 5.76% in the first six months of 2009. The current period decline in gross margin was driven primarily by our strategic decision to use gross margin as one component of our efforts to drive sales growth and thereby generate higher operating leverage, as well as a greater mix of lower-margin products and geographies and softer volumes in our fee-for-service logistics business.
     Total SG&A expenses increased 1.6% to $669,008 in the first six months of 2010 from $658,260 in the first six months of 2009, but improved by 82 basis points, as percentage of consolidated net sales, to 4.12% in the first six months of 2010 from 4.94% in the first six months of 2009. The year-over-year increase in SG&A dollars was mostly due to incremental variable costs on the higher sales volume, additional expenses of $6,000 resulting from our acquired businesses, and an increase in stock-based compensation expense of $3,207 associated with our long-term incentive plans, partially offset by savings from our expense-reduction initiatives implemented since the second half of 2008, savings of approximately $9,000 from our exit of the broad line distribution business in EMEA’s Nordic region during the second quarter of 2009 and a benefit of $2,380 related to the gain on the sale of land and a building in EMEA. The translation impacts of foreign currencies contributed approximately two percentage points to the year-over-year increase in our SG&A expenses. The modest increase in SG&A dollars, while significantly out growing revenues, generated the 82 basis point year-over-year reduction in SG&A as a percentage of net sales.
     In the first six months of 2009, we incurred reorganization costs of $20,120, or 15 basis points of consolidated net sales, associated with various actions as part of our cost reduction initiatives in each of our regions as follows: $10,324 or 19 basis points of regional net sales in North America, $7,294 or 17 basis points of regional net sales in

Management’s Discussion and Analysis Continued
EMEA, $2,266 or eight basis points of regional net sales in Asia Pacific, and $236 or four basis points of regional net sales in Latin America. In connection with these actions, we also incurred $1,457, or one basis point of consolidated net sales, ($1,146, or two basis points of North America net sales, and $311, or one basis point of EMEA net sales) in program costs such as retention costs and consulting expenses, which are recorded in SG&A expenses (see Note 9 to our consolidated financial statements).
     As discussed in Note 8 to our consolidated financial statements, in the first six months of 2009, we recorded a charge of $2,490, or two basis points of consolidated net sales (nine basis points of Asia Pacific net sales), for the impairment of goodwill related to the 2009 acquisitions of VAD and Vantex in Asia Pacific.
     Operating margin increased to 1.29% in the first six months of 2010 from 0.65% in the first six months of 2009. Our operating margin for first six months of 2010 included a benefit from the gain on the sale of a property in EMEA, which was one basis point of our consolidated net sales, while our 2009 operating margin included reorganization and program costs totaling 16 basis points of our consolidated net sales, as well as a charge for goodwill impairment of two basis points of our consolidated net sales in the first six months of 2009, as discussed above. Our North American operating margin increased to 1.41% in the first six months of 2010 from 0.40% in the first six months of 2009. Our EMEA operating margin increased to 1.13% in the first six months of 2010 from 0.59% in the first six months of 2009. Our Asia Pacific operating margin increased to 1.55% in the first six months of 2010 from 1.27% in the first six months of 2009. Our Latin American operating margin decreased to 1.54% in the first six months of 2010 from 1.59% in the first six months of 2009. The overall improvements in our operating margins are primarily attributable to the same factors as discussed in our quarterly operating margins above.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $18,310 in the first six months of 2010 compared to $14,366 in the first six months of 2009. The increase in other expenses is primarily attributable to higher net interest costs from lower net cash levels in the first six months of 2010. The lower net cash levels are attributable to the same factors discussed above for the second quarters of 2010 and 2009.
     The provision for income taxes was $53,900, or an effective tax rate of 28.1%, in the first six months of 2010 compared to $19,063, or an effective tax rate of 26.5%, in the first six months of 2009. The year-over-year change in the effective tax rate is primarily a function of shifts in the profit mix across geographies and resolution of minor discrete tax items.
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

Management’s Discussion and Analysis Continued
     Historical variations in our business may not be indicative of future trends. In addition, our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and borrowings under debt instruments, including our revolving trade accounts receivable-backed financing programs, our senior unsecured term loan, revolving credit and other facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, partially financed by vendor trade accounts payable. As a general rule, when sales volumes increase, our net investment in working capital increases, which generally results in decreases in cash flows generated from operating activities. Conversely, when sales volumes are decreasing, our net investment in working capital dollars typically declines, which generally results in increased cash flow generated from operating activities. Our cash and cash equivalents totaled $761,849 and $910,936 at July 3, 2010 and January 2, 2010, respectively. The decrease in our cash balance during the first six months of 2010 is primarily a function of our investments in the business in the form of working capital and property and equipment, and our repurchases of Class A Common Stock, offset partially by our improved generation of profits from the business, excluding noncash items. The following is a detailed discussion of our cash flows for the first six months of 2010 and 2009.
     Our cash flows provided by operating activities were $91,048 for the first six months of 2010 compared to $700,594 for the first six months of 2009. Our income generation in the first six months of 2010 was stronger than in the first six months of 2009. However, much of the cash generation from that income was strategically invested in working capital during the current year to reflect the higher volume of business as well as to leverage the overall strength of our balance sheet to grow sales and market share. This resulted in a higher level of working capital days, closer to the midpoint of our targeted range, during the first six months of 2010 when compared with the end of 2009. Our collections of trade accounts receivable from the end of 2009 were more than offset by payments of our accounts payable balance from the end of the year and our investment in inventory, which reflected targeted higher stocking levels to facilitate sales anticipated during the second half of the year. Conversely, the significant cash inflow in the first six months of 2009 was driven by a precipitous decline in sales volumes from the end of 2008 and the resultant decrease in our investments in working capital. We also saw a decrease in the level of working capital days over the course of the first six months of the prior year, which reflected a scale-back on working capital investment in light of a much more uncertain economy.
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
     Net cash used by investing activities was $35,012 for the first six months of 2010 compared to $51,459 for the first six months of 2009. The net cash used by investing activities in the first six months of 2010 was primarily due to capital expenditures and the acquisitions of Albora and Asiasoft, which was partially offset by cash proceeds of $3,924 from our sale of land and building in EMEA. The net cash used by investing activities in the first six months of 2009 was primarily due to capital expenditures and the acquisitions of VAD and Vantex.
     Net cash used by financing activities was $167,921 for the first six months of 2010 compared to $113,947 for the first six months of 2009. The net cash used by financing activities in the first six months of 2010 primarily reflects our repurchase of $152,285 of Class A Common Stock and the net repayments of $29,904 on our revolving credit facilities and unsecured term loan, partially offset by $12,654 in proceeds from the exercise of stock options. The net cash used by financing activities in the first six months of 2009 primarily reflects the net repayment of $135,930 for our revolving credit facilities, partially offset by $19,623 in proceeds from the exercise of stock options.

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
Capital Resources
     We have maintained a conservative capital structure which we believe will continue to serve us well in an economic environment that, while appearing to be in a state of recovery, remains somewhat volatile. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2014. A significant portion of our cash and cash equivalents balance at July 3, 2010 and January 2, 2010 resides in our operations outside of the U.S. and are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, provide sufficient resources to meet our present and future capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”) for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
     In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program initially provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013. We had no borrowings at July 3, 2010 under this new North America financing program and we had no borrowings under the terminated facility at January 2, 2010.
     In January 2010, we entered into a new revolving trade accounts receivable-backed financing program in EMEA, which provides for a borrowing capacity of up to Euro 100 million, or approximately $126,000, at July 3, 2010 and matures in January 2014. This new program replaced our Euro 107 million revolving trade accounts receivable-backed financing program, which we terminated in December 2009. The new program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at July 3, 2010 under this new EMEA financing program.
     We also had a revolving trade accounts receivable-backed financing program in EMEA, which provided for borrowing capacity of up to Euro 70 million which matured in April 2010 and was not renewed or directly replaced. We had no borrowings outstanding under this facility at January 2, 2010.
     We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013 and respectively provide for a maximum borrowing capacity of 60 million British pounds, or approximately $91,000, and Euro 90 million, or approximately $113,000, at July 3, 2010. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At July 3, 2010 and January 2, 2010, we had no borrowings outstanding under these EMEA financing programs.

Management’s Discussion and Analysis Continued
     We have a multi-currency revolving trade accounts receivable-backed financing program in Asia Pacific, which matures in September 2011 and provides borrowing capacity of up to 210 million Australian dollars, or approximately $177,000, at July 3, 2010. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At July 3, 2010 and January 2, 2010, we had borrowings of $15,487 and $57,526, respectively, under this Asia Pacific financing program.
     Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage. At July 3, 2010, our actual aggregate available capacity under these programs was approximately $1,007,000 based on eligible trade accounts receivable available, against which we had $15,487 of borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At July 3, 2010, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,156,000.
     We have a senior unsecured term loan facility with a bank syndicate. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.
     In connection with the senior unsecured term loan facility, we have an interest rate swap agreement for a notional amount of $190,625 of the term loan principal amount, the effect of which is to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly consistent with the amortization schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At July 3, 2010 and January 2, 2010, the mark-to-market value of the interest rate swap amounted to $10,706 and $9,662, respectively, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $251,331 and $256,537, respectively.
     We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At July 3, 2010 and January 2, 2010, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At July 3, 2010 and January 2, 2010, letters of credit of $5,000 for both dates were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 20 million Australian dollar, or approximately $17,000, at July 3, 2010, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. We had no borrowings outstanding at July 3, 2010 and had $861 outstanding at January 2, 2010 under this Asia Pacific facility.

Management’s Discussion and Analysis Continued
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $598,000 at July 3, 2010. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At July 3, 2010 and January 2, 2010, we had $84,346 and $64,571, respectively, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.5% and 5.1% per annum, respectively, at July 3, 2010 and January 2, 2010. At July 3, 2010 and January 2, 2010, letters of credit totaling $18,757 and $22,112, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
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
Covenant Compliance
     We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At July 3, 2010, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements or other agreements with our creditors as discussed above.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the twenty-six weeks ended July 3, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 2, 2010.
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

Part II. Other Information
Item 1. Legal Proceedings
     Unless otherwise indicated, amounts are stated in thousands of U.S. dollars.
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12.7 million Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel and consideration of legislation enacted in February 2007, it is our opinion that it is probable that we may be required to pay all or some of these taxes. Accordingly, we recorded a net charge to cost of sales of $30,134 in 2007 to establish a liability for these taxes assessable through December 2005. The legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,758 and $8,224, respectively, (17.1 million and 19.6 million Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at July 3, 2010 and January 2, 2010 was 28.2 million Brazilian reais (approximately $15,800 and $16,200 at July 3, 2010 and January 2, 2010, respectively, based on the exchange rate prevailing on those dates of 1.779 and 1.741 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of July 3, 2010 potentially amount to approximately $13,500 and $11,900, respectively, based on the exchange rate prevailing on that date of 1.779 Brazilian reais to the U.S. dollar. Therefore, we have not established an additional reserve for interest and penalties as we have determined that an unfavorable outcome with respect to interest and penalties is currently not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55.1 million Brazilian reais or approximately $31,000 based upon a July 3, 2010 exchange rate of 1.779 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 75.8 million Brazilian reais or approximately $42,600 at July 3, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.

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
Item 5. Other Information
     Share Repurchase Programs:
     In November 2007, our Board of Directors authorized a share repurchase program, allowing us to purchase up to $300,000 of our outstanding shares of common stock, over a three-year period. During the second quarter of 2010, we purchased 3,038,000 shares of our common stock under this program for an aggregate cost of $52,285. The following table provides information about our monthly share repurchase activity under this program during the quarter:
Issuer Purchases of Equity Securities

Approximate
Dollar Value
			Total Number	of Shares that
			of Shares	May Yet Be
	Total Number	Average	Purchased as	Purchased
	of Shares	Price Paid	Part of Publicly	Under the
Fiscal Month Period	Purchased	Per Share	Announced Program	Program ($000s)
May 1 – May 29, 2010	3,024,000	$17.21	18,332,000	$236
May 30 – July 3, 2010	14,000	16.73	18,346,000	0
     In May 2010, our Board of Directors authorized a one-year $100,000 share repurchase program, following the completion of our $300,000 repurchase program as discussed above.

     We completed the additional program during the quarter with the repurchase of 5,922,000 shares of our common stock as shown in the table below:
Issuer Purchases of Equity Securities

Approximate
Dollar Value
			Total Number	of Shares that
			of Shares	May Yet Be
	Total Number	Average	Purchased as	Purchased
	of Shares	Price Paid	Part of Publicly	Under the
Fiscal Month Period	Purchased	Per Share	Announced Program	Program ($000s)
May 30 – July 3, 2010	5,922,000	$16.89	5,922,000	$0
     We repurchased shares under both of these programs through open market transactions. The repurchases were funded with cash and available borrowing capacity.
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
August 10, 2010

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX