Form 10-Q
period 2010-10-02
INGRAM MICRO INC
filed 2010-11-10
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Yes ☐ No ☑
The Registrant had 156,800,573 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 2, 2010.

INGRAM MICRO INC.
INDEX

Pages
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet at October 2, 2010 and January 2, 2010	3

Consolidated Statement of Income for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009	4

Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 2, 2010 and October 3, 2009	5

Notes to Consolidated Financial Statements	6-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27-28

Item 1A. Risk Factors	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(Amounts in 000s, except share data)
(Unaudited)

	October 2,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,111,253	$910,936
Trade accounts receivable (less allowances of $75,120 and $75,018)	3,675,481	3,943,243
Inventory	2,875,714	2,499,895
Other current assets	349,592	392,831

Total current assets	8,012,040	7,746,905

Property and equipment, net	228,561	221,710
Intangible assets, net	85,006	92,054
Other assets	153,226	118,681

Total assets	$8,478,833	$8,179,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,133,282	$4,296,224
Accrued expenses	472,094	423,365
Short-term debt and current maturities of long-term debt	173,473	77,071

Total current liabilities	4,778,849	4,796,660

Long-term debt, less current maturities	535,866	302,424
Other liabilities	71,216	68,453

Total liabilities	5,385,931	5,167,537

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 180,629,962 and 179,478,329 shares issued and 156,800,573 and 164,383,422 shares outstanding at October 2, 2010 and January 2, 2010, respectively	1,806	1,795
Class B Common Stock, $0.01 par value, 135,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,226,093	1,201,577
Treasury stock, 23,829,389 and 15,094,907 shares at October 2, 2010 and January 2, 2010, respectively	(391,058)	(243,219)
Retained earnings	2,085,739	1,882,695
Accumulated other comprehensive income	170,322	168,965

Total stockholders’ equity	3,092,902	3,011,813

Total liabilities and stockholders’ equity	$8,478,833	$8,179,350

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(Amounts in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net sales	$8,453,835	$7,384,574	$24,706,117	$20,708,256

Cost of sales	8,000,310	6,982,664	23,373,677	19,539,237

Gross profit	453,525	401,910	1,332,440	1,169,019

Operating expenses:
Selling, general and administrative	346,614	331,725	1,015,622	989,985
Impairment of goodwill	—	—	—	2,490
Reorganization costs (credits)	—	7,004	(358)	27,124

	346,614	338,729	1,015,264	1,019,599

Income from operations	106,911	63,181	317,176	149,420

Other expense (income):
Interest income	(1,334)	(2,574)	(3,447)	(7,254)
Interest expense	11,545	7,433	25,015	20,468
Net foreign currency exchange loss	4,899	728	6,576	4,362
Other	3,239	1,186	8,515	3,563

	18,349	6,773	36,659	21,139

Income before income taxes	88,562	56,408	280,517	128,281

Provision for income taxes	23,573	14,102	77,473	33,166

Net income	$64,989	$42,306	$203,044	$95,115

Basic earnings per share	$0.41	$0.26	$1.26	$0.59

Diluted earnings per share	$0.41	$0.25	$1.23	$0.58

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	October 2,	October 3,
	2010	2009
Cash flows from operating activities:
Net income	$203,044	$95,115
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,626	51,483
Impairment of goodwill	—	2,490
Stock-based compensation	18,214	14,785
Excess tax benefit from stock-based compensation	(1,226)	(3,407)
Gain on sale of land and building	(2,380)	—
Noncash charges for interest	415	225
Deferred income taxes	(333)	2,387
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	262,286	20,616
Inventory	(379,105)	111,464
Other current assets	11,179	38,662
Accounts payable	(174,293)	222,109
Change in book overdrafts	32,827	(18,291)
Accrued expenses	36,764	(58,676)

Cash provided by operating activities	55,018	478,962

Cash flows from investing activities:
Purchases of property and equipment	(45,421)	(46,959)
Net sales of marketable trading securities	956	981
Collection of short-term collateral deposits on financing arrangements	—	3,270
Proceeds from sale of land and building	3,924	—
Acquisitions, net of cash acquired	(8,329)	(18,458)

Cash used by investing activities	(48,870)	(61,166)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,240	26,636
Repurchase of Class A Common Stock	(152,285)	—
Excess tax benefit from stock-based compensation	1,226	3,407
Proceeds from issuance of senior unsecured notes, net of issuance costs	297,152	—
Repayment of senior unsecured term loan	(9,375)	—
Net proceeds from (repayments of) other debt	40,275	(42,781)

Cash provided (used) by financing activities	190,233	(12,738)

Effect of exchange rate changes on cash and cash equivalents	3,936	61,365

Increase in cash and cash equivalents	200,317	466,423

Cash and cash equivalents, beginning of period	910,936	763,495

Cash and cash equivalents, end of period	$1,111,253	$1,229,918

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
Note 1 – Organization and Basis of Presentation
     Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific and Latin America.
     The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of October 2, 2010, our consolidated results of operations for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009, and consolidated cash flows for the thirty-nine weeks ended October 2, 2010 and October 3, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2010. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 2, 2010 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Book Overdrafts
     Book overdrafts of $444,771 and $411,944 as of October 2, 2010 and January 2, 2010, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of October 2, 2010 and January 2, 2010, or any balance on any given date.
     Trade Accounts Receivable Factoring Programs
     In July 2010, we entered into an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The total amount of receivables that may be factored under the program cannot exceed $150,000. In the same month, we also entered into an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The total amount of receivables that may be factored under the program cannot exceed €40,000, or approximately $55,000 at October 2, 2010. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 2, 2010, we had a total of $121,807 of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees in the amount of $596 for the thirteen and thirty-nine weeks ended October 2, 2010 related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
Note 2 – Share Repurchases
     In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion in the second quarter of 2010 of our $300,000 share repurchase program authorized in November 2007 and our $100,000 share repurchase program authorized in May 2010. During the thirty-nine weeks ended October 2, 2010, we purchased 3,038,000 shares of common stock for $52,285 from our $300,000 share repurchase program and 5,922,000 shares of common stock for $100,000 from our $100,000 share repurchase program. These repurchases were funded with available cash and borrowing capacity.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
     We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates for the vesting of their equity awards under the Ingram Micro Amended and Restated 2003 Equity Incentive Plan (see Note 4). Our stock repurchase and issuance activity for the thirty-nine weeks ended October 2, 2010 are summarized in the table below.

		Weighted
	Shares	Average
	(in 000s)	Price Per Share	Amount
Cumulative balance at January 2, 2010	15,095	$16.11	$243,219
Repurchased shares of common stock	8,960	16.99	152,285
Issued shares of common stock	(226)	19.67	(4,446)

Cumulative balance at October 2, 2010	23,829	16.41	$391,058

Cumulative balance at January 3, 2009	15,252	$16.15	$246,314
Issued shares of common stock	(69)	19.67	(1,358)

Cumulative balance at October 3, 2009	15,183	16.13	$244,956

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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income	$64,989	$42,306	$203,044	$95,115

Weighted average shares (in 000s)	156,774	163,522	161,431	162,559

Basic EPS	$0.41	$0.26	$1.26	$0.59

Weighted average shares (in 000s), including the dilutive effect of stock-based awards (2,782 and 3,217 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and 3,192 and 2,161 for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively)	159,556	166,739	164,623	164,720

Diluted EPS	$0.41	$0.25	$1.23	$0.58

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
     There were approximately 7,525,000 and 6,502,000 stock-based awards for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and 5,654,000 and 9,697,000 stock-based awards for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 4 – Stock-Based Compensation
     We have granted both time- and performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. In 2010, a portion of the performance-vested restricted stock units granted to management are based on the performance measurement of profit before tax, with the remainder based on earnings per share growth and return on invested capital versus preset targets.
     No stock options were granted during the thirteen weeks ended October 2, 2010 or October 3, 2009, while restricted stock and restricted stock units granted were 16,000 and 24,000, respectively. Stock options granted during the thirty-nine weeks ended October 2, 2010 and October 3, 2009 were 48,000 and 141,000, respectively, and restricted stock and restricted stock units granted were 1,817,000 and 3,425,000, respectively. As of October 2, 2010, approximately 4,990,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended October 2, 2010 and October 3, 2009 was $7,149 and $6,927, respectively, and the related income tax benefit was approximately $1,700 in both periods. Stock-based compensation expense for the thirty-nine weeks ended October 2, 2010 and October 3, 2009 was $18,214 and $14,785, respectively, and the related income tax benefit was approximately $5,200 and $3,800, respectively.
     During the thirteen weeks ended October 2, 2010 and October 3, 2009, a total of 83,000 and 564,000 stock options, respectively, were exercised, and 12,000 and 23,000 restricted stock and restricted stock units vested, respectively. For the thirty-nine weeks ended October 2, 2010 and October 3, 2009, a total of 884,000 and 2,233,000 stock options, respectively, were exercised, and 744,000 and 514,000 restricted stock and restricted stock units vested, respectively. In addition, during the thirty-nine weeks ended October 2, 2010 and October 3, 2009, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 492,000 and 394,000 shares, respectively.
Note 5 – Comprehensive Income
     Comprehensive income consists of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income	$64,989	$42,306	$203,044	$95,115
Changes in foreign currency translation adjustments and other	116,638	58,504	1,357	92,373

Comprehensive income	$181,627	$100,810	$204,401	$187,488

     Accumulated other comprehensive income included in stockholders’ equity totaled $170,322 and $168,965 at October 2, 2010 and January 2, 2010, respectively, and consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement and foreign currency forward contracts designated as cash flow hedges.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
Note 6 – Derivative Financial Instruments
     The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	October 2,	January 2,	October 2,	January 2,
	2010	2010	2010	2010
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$1,829	$—	$93	$—

Accrued expenses
Foreign exchange contracts	74,646	426,707	(2,339)	(6,484)

Long-term debt
Interest rate contracts	187,500	196,875	(10,866)	(9,662)

	263,975	623,582	(13,112)	(16,146)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	406,413	198,634	4,874	1,678

Accrued expenses
Foreign exchange contracts	613,084	951,782	(17,453)	(12,566)

	1,019,497	1,150,416	(12,579)	(10,888)

Total	$1,283,472	$1,773,998	$(25,691)	$(27,034)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.
     The amounts recognized in earnings on our derivative instruments, including ineffectiveness, were net losses of $51,803 and $26,481 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and a net gain (loss) of $1,619 and $(66,103), respectively, for the thirty-nine weeks October 2, 2010 and October 3, 2009, respectively, which were largely offset by the changes in the fair value of the underlying hedged assets or liabilities in the respective periods. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized (gains) losses of $1,660 and $182, net of taxes, during the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and $(2,334) and $3,830, net of taxes, during the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively, were reflected in accumulated other comprehensive income in our consolidated balance sheet for losses associated with our cash flow hedging transactions.
     Cash Flow and Other Hedges
     We have designated hedges consisting of an interest rate swap to hedge the variable interest rate on a portion of our senior unsecured term loan and foreign currency forward contracts to hedge certain anticipated foreign currency-denominated intercompany loans and management fees. In addition, we also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
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
     At October 2, 2010 and January 2, 2010, our assets and liabilities measured at fair value on a recurring basis included: cash equivalents, consisting primarily of money market accounts of $834,304 and $168,157, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $42,093 and $40,230, respectively, both determined based on Level 1 criteria, as defined above; and derivative assets of $4,967 and $1,678, respectively, and derivative liabilities of $30,658 and $28,712, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain (loss) of $(15,853) and $1,343 for the thirteen and thirty-nine weeks ended October 2, 2010, respectively, and a net unrealized loss of $18,076 and $21,585 for the thirteen and thirty-nine weeks ended October 3, 2009, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
     Our senior unsecured notes issued in August 2010 (see note 10) had a fair value of approximately $319,000 at October 2, 2010, determined based on Level 1 criteria.
Note 8 – Acquisitions and Intangible Assets
     During the thirty-nine weeks ended October 2, 2010, we acquired all of the outstanding shares of interAct BVBA and Albora Soluciones SL in our EMEA region and the assets and liabilities of Asiasoft Hong Kong Limited in our Asia Pacific region. These acquisitions further strengthen our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $6,044, primarily related to vendor and customer relationships with estimated useful lives of 10 years and deferred tax liabilities of $1,840 related to the intangible assets, none of which are deductible for income tax purposes.
     In the thirty-nine weeks ended October 3, 2009, we acquired the assets and liabilities of Value Added Distributors Limited and Vantex Technology Distribution Limited in our Asia Pacific region, which strengthened our capabilities in the high-end enterprise and automatic identification and data capture/point of sale (“AIDC/POS”) solutions markets, respectively. These entities were acquired for an aggregate cash price of $15,724 plus an estimated earn-out amount of $935, which have been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $6,364, primarily related to vendor and customer relationships, and tradenames with estimated useful lives of 10 years and a resulting amount of goodwill of $2,490. In the fourth quarter of 2008, we recorded an impairment of all of our goodwill as a result of the drastic decline in capital markets and the economy as a whole and the resulting impact on our valuation of our regional reporting units. Due to the continued weak demand for technology products and services in Asia Pacific and globally in 2009, our Asia Pacific reporting unit fair value remained below the carrying value of our assets. As such, we recorded a full impairment charge for the recorded goodwill from these two acquisitions in the second quarter of 2009.
     Also in the thirty-nine weeks ended October 3, 2009, we paid the sellers of AVAD $2,500 to settle the previously accrued earn-out of $1,000 at January 3, 2009 and the balance to obtain certain trademark rights, which have been included in our identifiable intangible assets with estimated useful lives of 10 years.
     All acquisitions for the periods presented above were not material, individually or in the aggregate, to us as a whole and therefore, pro-forma financial information has not been presented.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
     The gross carrying amounts of finite-lived identifiable intangible assets of $178,528 and $172,363 at October 2, 2010 and January 2, 2010, respectively, are amortized over their estimated lives ranging from 3 to 20 years. The net carrying amount was $85,006 and $92,054 at October 2, 2010 and January 2, 2010, respectively. Amortization expense was $4,431 and $4,818 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and $13,082 and $12,787 for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively.
Note 9 – Reorganization and Expense-Reduction Program Costs
     In the second half of 2008 and through 2009, we implemented actions in all of our regions to align our level of operating expenses with the declines in sales volume resulting from the economic downturn. During the thirteen and thirty-nine weeks ended October 3, 2009, we incurred net charges of $7,004 and $27,124 respectively, recorded in reorganization costs, and other costs associated with these actions totaling $1,395 and $2,852, respectively, recorded in selling, general and administrative expenses (“SG&A expenses”). Aggregate net charges by region in the thirteen and thirty-nine week periods ended October 3, 2009 were $7,120 and $18,591, respectively, in North America, $622 and $8,226, respectively, in EMEA, $657 and $2,923, respectively, in Asia Pacific, and $0 and $236, respectively, in Latin America.
     The remaining liabilities and payment activities associated with our 2009 actions are summarized in the table below for the thirty-nine weeks ended October 2, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		October 2,
	2010	Liability	Adjustments	2010
Employee termination benefits	$1,499	$(1,433)	$(48)	$18
Facility costs	10,538	(3,240)	(349)	6,949
Other costs	581	(283)	(187)	111

	$12,618	$(4,956)	$(584)	$7,078

     Adjustments reflected in the table above include a reduction to reorganization liabilities of $347, consisting of $146 in North America for lower than expected costs associated with employee termination benefits and facility consolidations, $167 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations and $34 in Asia Pacific for lower than expected costs associated with employee termination benefits. Adjustments also include the net foreign currency impact of weakening foreign currencies, which decreased the U.S. dollar liability by $237. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of 2010, while the remaining liabilities associated with facility and other costs are expected to be substantially utilized by the end of 2014.
     The remaining liabilities and payment activities associated with the actions taken during 2008 to rationalize certain roles and processes in North America, EMEA and Asia Pacific are summarized in the table below for the thirty-nine weeks ended October 2, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		October 2,
	2010	Liability	Adjustments	2010
Employee termination benefits	$218	$(197)	$(17)	$4
Facility costs	1,111	(611)	(79)	421
Other costs	25	(25)	—	—

	$1,354	$(833)	$(96)	$425

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
     Adjustments reflected in the table above include a reduction to reorganization liabilities of $11 in EMEA related to lower than expected costs associated with employee termination benefits, and a net foreign currency impact that decreased the U.S. dollar liability by $85. We expect the remaining liabilities for the employee termination benefits to be substantially utilized by the end of 2010, while the remaining liabilities associated with facility costs are expected to be substantially utilized by the end of 2011.
     Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. The remaining liabilities and payment activities associated with these actions are summarized in the table below for the thirty-nine weeks ended October 2, 2010:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		October 2,
	2010	Liability	Adjustments	2010
Facility costs	$5,087	$(440)	$241	$4,888

     Adjustments in the table above reflect a foreign currency impact that increased the U.S. dollar liability by $241. We expect the remaining liability for facility costs to be fully utilized by the end of 2015.
Note 10 – Debt
     The carrying value of outstanding debt at October 2, 2010 and January 2, 2010 were as follows:

	October 2,	January 2,
	2010	2010
Asia Pacific revolving trade accounts receivable-backed financing program	$—	$57,526
Senior unsecured notes, 5.25% due 2017	300,000	—
Senior unsecured term loan	248,366	256,537
Revolving unsecured credit facilities	—	861
Lines of credit and other debt	160,973	64,571

	709,339	379,495
Short-term debt and current maturities of long-term debt	(173,473)	(77,071)

	$535,866	$302,424

     In August 2010, we issued through a public offering $300,000 of 5.25% senior unsecured notes due 2017, resulting in cash proceeds of approximately $297,152, net of discount and issuance costs of approximately $2,848. Interest on the notes is payable semiannually in arrears on March 1 and September 1, commencing March 1, 2011. We may redeem the notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed plus accrued interest on the principal amount being redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 50 basis points, as well as accrued interest on the principal amount being redeemed.
     In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program initially provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013. We had no borrowings at October 2, 2010 under this new North America financing program and we had no borrowings under the terminated facility at January 2, 2010.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
     In January 2010, we entered into a revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $137,000 at October 2, 2010. This program replaced our €107,000 revolving trade accounts receivable-backed financing program, which we terminated in December 2009. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at October 2, 2010 under this EMEA financing program.
Note 11 – Income Taxes
     At October 2, 2010, we had gross unrecognized tax benefits of $20,572 compared to $21,254 at January 2, 2010, representing a net decrease of $682 during the first nine months of 2010. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $2,044 and $1,621 at October 2, 2010 and January 2, 2010, respectively.
     We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., we concluded our IRS federal income tax audit for tax years 2004 and 2005 during the third quarter of 2009, effectively closing all years to IRS audit up through 2005. The IRS initiated an examination of tax years 2007 to 2009 during the second quarter of 2010. In addition, a number of state, local and foreign exams are ongoing. While we do not anticipate our unrecognized tax benefits to change significantly within the next twelve months, it is possible within that period that one or more of our ongoing tax examinations may be resolved, that new tax examinations may commence, and that other issues may be effectively settled.
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
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net sales:
North America	$3,648,297	$3,219,252	$10,499,072	$8,735,872
EMEA	2,479,622	2,154,260	7,516,537	6,432,034
Asia Pacific	1,954,164	1,638,252	5,588,704	4,524,077
Latin America	371,752	372,810	1,101,804	1,016,273

Total	$8,453,835	$7,384,574	$24,706,117	$20,708,256

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Income from operations:
North America	$63,507	$30,401	$160,131	$52,313
EMEA	18,831	13,569	75,982	38,915
Asia Pacific	28,180	21,389	84,494	58,013
Latin America	3,542	4,749	14,783	14,964
Stock-based compensation expense	(7,149)	(6,927)	(18,214)	(14,785)

Total	$106,911	$63,181	$317,176	$149,420

Capital expenditures:
North America	$6,494	$9,152	$33,252	$40,373
EMEA	2,024	680	4,492	3,935
Asia Pacific	2,052	340	5,183	2,267
Latin America	149	100	2,494	384

Total	$10,719	$10,272	$45,421	$46,959

Depreciation and amortization:
North America	$8,550	$10,091	$26,399	$28,225
EMEA	3,119	4,100	9,476	11,690
Asia Pacific	3,228	3,579	9,791	9,829
Latin America	690	568	1,960	1,739

Total	$15,587	$18,338	$47,626	$51,483

	As of
	October 2,	January 2,
	2010	2010
Identifiable assets:
North America	$3,769,401	$3,586,238
EMEA	2,745,815	2,753,847
Asia Pacific	1,581,554	1,373,553
Latin America	382,063	465,712

Total	$8,478,833	$8,179,350

Note 13 – Commitments and Contingencies
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel and consideration of legislation enacted in February 2007, it is our opinion that it is probable that we may be required to pay all or some of these taxes. Accordingly, we recorded a net charge to cost of sales of $30,134 in 2007 to establish a liability for these taxes assessable through December 2005. The legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,758 and $8,224, respectively, (17,100 and 19,600 Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at October 2, 2010 and January 2, 2010 was 28,200 Brazilian reais (approximately $16,800 and $16,200 at October 2, 2010 and January 2, 2010,

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
respectively, based on the exchange rate prevailing on those dates of 1.681 and 1.741 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $27,400 as of October 2, 2010 based on the exchange rate prevailing on that date of 1.681 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. Therefore, we have not established an additional reserve for such amounts. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $32,800 based upon an October 2, 2010 exchange rate of 1.681 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 78,700 Brazilian reais or approximately $46,800 at October 2, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except share data)
(Unaudited)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations are stated in thousands.
     The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition, revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; process improvements; cost-savings; cash flows; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, recover costs and/or facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash and debt for our working capital needs.
     We have complemented our internal growth initiatives with strategic business acquisitions. We have expanded our value-added distribution of mobile data and AIDC/POS solutions over the past few years through acquisitions of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia Pacific. We have also expanded our presence in the mid-range enterprise market through the recent acquisitions of Computacenter Distribution, or CCD, Albora Soluciones SL, or Albora, and interAct BVBA, or interAct, in EMEA and Value Added Distributors Limited, or VAD, and Asiasoft Hong Kong Limited, or Asiasoft, in Asia Pacific.
Results of Operations
     The following tables set forth our net sales by geographic region (excluding intercompany sales) and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and thirty-nine-week periods indicated.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 2,		October 3,		October 2,		October 3,
	2010		2009		2010		2009
Net sales by geographic region:
North America	$3,648,297	43.2%	$3,219,252	43.6%	$10,499,072	42.5%	$8,735,872	42.2%
EMEA	2,479,622	29.3	2,154,260	29.2	7,516,537	30.4	6,432,034	31.1
Asia Pacific	1,954,164	23.1	1,638,252	22.2	5,588,704	22.6	4,524,077	21.8
Latin America	371,752	4.4	372,810	5.0	1,101,804	4.5	1,016,273	4.9

Total	$8,453,835	100.0%	$7,384,574	100.0%	$24,706,117	100.0%	$20,708,256	100.0%

Management’s Discussion and Analysis Continued

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 2,		October 3,		October 2,		October 3,
	2010		2009		2010		2009
Operating income and operating margin by geographic region:
North America	$63,507	1.74%	$30,401	0.94%	$160,131	1.53%	$52,313	0.60%
EMEA	18,831	0.76	13,569	0.63	75,982	1.01	38,915	0.61
Asia Pacific	28,180	1.44	21,389	1.31	84,494	1.51	58,013	1.28
Latin America	3,542	0.95	4,749	1.27	14,783	1.34	14,964	1.47
Stock-based compensation expense	(7,149)	—	(6,927)	—	(18,214)	—	(14,785)	—

Total	$106,911	1.26%	$63,181	0.86%	$317,176	1.28%	$149,420	0.72%

     Our income from operations for the thirteen and thirty-nine weeks ended October 3, 2009 included net charges of $8,399 and $29,976, respectively, comprised of $7,120 and $18,591, respectively, of net charges in North America, $622 and $8,226, respectively, of net charges in EMEA, and $657 and $2,923, respectively, of charges in Asia Pacific related to our reorganization and expense-reduction programs. There were also charges totaling $236 for the thirty-nine weeks ended October 3, 2009 in Latin America related to these same programs. See Note 9 to our consolidated financial statements for further discussion of these programs and related net charges. In addition, the thirty-nine weeks ended October 3, 2009 include a goodwill impairment charge of $2,490 in Asia Pacific as discussed in Note 8 to our consolidated financial statements.
     We sell finished products purchased from many vendors but generated approximately 24% of our consolidated net sales for both of the thirty-nine week periods ended October 2, 2010 and October 3, 2009 from products purchased from Hewlett-Packard Company and 10% for the thirty-nine weeks ended October 2, 2010 from products purchased from Cisco Systems, Inc. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	94.64	94.56	94.61	94.35

Gross profit	5.36	5.44	5.39	5.65
Operating expenses:
Selling, general and administrative	4.10	4.49	4.11	4.79
Impairment of goodwill	—	—	—	0.01
Reorganization costs (credits)	—	0.09	(0.00)	0.13

Income from operations	1.26	0.86	1.28	0.72
Other expense, net	0.22	0.10	0.15	0.10

Income before income taxes	1.05	0.76	1.14	0.62
Provision for income taxes	0.28	0.19	0.31	0.16

Net income	0.77%	0.57%	0.82%	0.46%

Management’s Discussion and Analysis Continued
Results of Operations for the Thirteen Weeks Ended October 2, 2010 Compared to the
Thirteen Weeks Ended October 3, 2009
     Our consolidated net sales increased 14.5% to $8,453,835 for the thirteen weeks ended October 2, 2010, or third quarter of 2010, from $7,384,574 for the thirteen weeks ended October 3, 2009, or third quarter of 2009. Net sales from our North American operations increased 13.3% to $3,648,297 in the third quarter of 2010 from $3,219,252 in the third quarter of 2009. Net sales from our EMEA operations increased 15.1% to $2,479,622 in the third quarter of 2010 from $2,154,260 in the third quarter of 2009. Net sales from our Asia Pacific operations increased 19.3% to $1,954,164 in the third quarter of 2010 from $1,638,252 in the third quarter of 2009. Net sales from our Latin American operations were relatively flat at $371,752 in the third quarter of 2010 compared to $372,810 in the third quarter of 2009. The significant year-over-year increase in our consolidated net sales, as well as our net sales in North America, EMEA and Asia Pacific regions, was primarily due to solid demand for technology products and services, as well as our continued efforts to enhance our share of the IT distribution market. The relatively flat year-over-year net sales in Latin America primarily reflects lower net sales in our Brazilian operation as we make infrastructure and process improvements for better growth opportunities in the future, and some relative weakness in components sales from our Miami export division. The translation impact of strengthening Asia Pacific and Latin American currencies relative to the U.S. dollar contributed approximately five and three percentage points of the year-over-year increase in the respective regions’ net sales, while the translation impact of relatively weaker European currencies had a negative effect on EMEA’s net sales of approximately 11 percentage points. The combined translation impacts of these foreign currencies had a negative effect of approximately two percentage points to our consolidated net sales. Our acquisitions of CCD and Albora contributed approximately two percentage points of growth in EMEA and the acquisition of Asiasoft contributed less than one percentage point of growth in Asia Pacific. These acquisitions combined to contribute approximately one percentage point of growth to consolidated net sales.
     Gross margin declined eight basis points to 5.36% in the third quarter of 2010 from 5.44% in the third quarter of 2009. The decline year-over-year was primarily attributable to a greater mix of lower-margin products as well as more competitive environments in certain markets and our limited use of pricing as one component of our efforts to drive profitable sales growth. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin, but we continue to manage our margin profile and the various factors therein. Increased competition or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
     Total selling, general and administrative expenses, or SG&A expenses, increased 4.5% to $346,614 in the third quarter of 2010 from $331,725 in the third quarter of 2009, but improved 39 basis points, as a percentage of consolidated net sales, to 4.10% in the third quarter of 2010 from 4.49% in the third quarter of 2009. The year-over-year increase in SG&A expenses was primarily attributable to: incremental variable costs on the higher sales volume; costs of approximately $2,400 associated with facility consolidations in our AVAD consumer electronics subsidiary in North America and infrastructure improvements in our Brazilian operations; and additional expenses of approximately $2,000 resulting from our acquisitions; partially offset by the savings from our expense-reduction initiatives implemented in 2008 and 2009. The translation impacts of foreign currencies increased SG&A expenses by approximately $5,000 over the prior year. The decline in SG&A expenses, as a percentage of net sales, reflects the leverage from our higher volume of net sales and continued cost control measures throughout our business.
     In the third quarter of 2009, we incurred reorganization costs of $7,004, or nine basis points of our consolidated net sales, associated with various actions we took as part of our cost reduction initiatives in each of our regions as follows: $5,883 or 18 basis points of regional net sales in North America, $622 or three basis points of regional net sales in EMEA and $499 or three basis points of regional net sales in Asia Pacific. In connection with these actions, we also incurred $1,395, or two basis points of consolidated net sales, ($1,237 or four basis points of regional net sales in North America, and $158 or one basis point of regional net sales in Asia Pacific) in program costs such as retention costs and consulting expenses, which are recorded in SG&A expenses. See Note 9 to our consolidated financial statements for further discussion of these programs and related charges.

Management’s Discussion and Analysis Continued
     Operating margin increased to 1.26% in the third quarter of 2010 from 0.86% in the third quarter of 2009. Our operating margin for the third quarter of 2009 included reorganization and related program costs of 11 basis points of consolidated net sales. Our North American operating margin increased to 1.74% in the third quarter of 2010 from 0.94% in the third quarter of 2009. Our EMEA operating margin increased to 0.76% in the third quarter of 2010 from 0.63% in the third quarter of 2009. Our Asia Pacific operating margin increased to 1.44% in the third quarter of 2010 from 1.31% in the third quarter of 2009. Our Latin American operating margin decreased to 0.95% in the third quarter of 2010 from 1.27% in the third quarter of 2009. As discussed above, the overall increase in our consolidated operating margin primarily reflects the economies of scale realized from the higher consolidated net sales in the current year quarter, the benefits from our expense-reduction initiatives, and the lack of reorganization and related charges in the current year quarter, offset partially by a decline in our gross margin. The decrease in our Latin American operating margin primarily reflects our investments in infrastructure and process improvements in our Brazilian operation as discussed above. We continuously evaluate and may implement process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred other expenses of $18,349 in the third quarter of 2010 compared to $6,773 in the third quarter of 2009. The increase in other expenses primarily reflects the accounting impact of foreign currency fluctuations on Euro-denominated purchases of inventory in our Pan-European purchasing unit, which is designated as a U.S. dollar-functional entity. These losses were approximately $4,400 during the quarter but are expected to be largely recovered when this product is sold in subsequent periods. We also incurred higher net interest expense in the current year quarter. This trend is driven by our lower net cash balances resulting from our investments in working capital to support the growth of our business and our $152,285 in share repurchases completed in the first half of 2010, as well as higher interest expenses resulting from our August issuance of $300,000 in senior unsecured notes.
     The provision for income taxes was $23,573, or an effective tax rate of 26.6%, in the third quarter of 2010 compared to $14,102, or an effective tax rate of 25.0%, in the third quarter of 2009. The year-over-year increase in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions.
Results of Operations for the Thirty-nine Weeks Ended October 2, 2010 Compared to the
Thirty-nine Weeks Ended October 3, 2009
     Our consolidated net sales increased 19.3% to $24,706,117 for the thirty-nine weeks ended October 2, 2010, or first nine months of 2010, from $20,708,256 for the thirty-nine weeks ended October 3, 2009, or first nine months of 2009. Net sales from our North American operations increased 20.2% to $10,499,072 in the first nine months of 2010 from $8,735,872 in the first nine months of 2009. Net sales from our EMEA operations increased 16.9% to $7,516,537 in the first nine months of 2010 from $6,432,034 in the first nine months of 2009. Net sales from our Asia Pacific operations increased 23.5% to $5,588,704 in the first nine months of 2010 from $4,524,077 in the first nine months of 2009. Net sales from our Latin American operations increased 8.4% to $1,101,804 in the first nine months of 2010 from $1,016,273 in the first nine months of 2009. The translation impact of strengthening Asia Pacific and Latin American currencies relative to the U.S. dollar contributed approximately nine and seven percentage points of the year-over-year increase in the respective regions’ net sales, while the translation impact of relatively weaker European currencies had a negative effect on EMEA’s net sales of approximately two percentage points. The combined translation impacts of these foreign currencies had a positive effect of approximately two percentage points to our consolidated net sales. Beyond these currency impacts, the increases in our consolidated net sales, North American, EMEA and Asia Pacific net sales and the modest net sales growth in Latin America were primarily attributable to the same factors discussed above for the third quarter of 2010 compared to the third quarter of 2009. Our acquisitions of CCD and Albora contributed approximately two percentage points of growth in EMEA and the acquisition of VAD, Vantex and Asiasoft contributed approximately one percentage point of growth in Asia Pacific. These acquisitions combined to contribute approximately one percentage point of growth to our consolidated net sales.
     Gross margin declined 26 basis points to 5.39% in the first nine months of 2010 compared to 5.65% in the first nine months of 2009. The current period decline in gross margin was primarily driven by a greater mix of lower-margin products and geographies, as well as our strategic decision to use gross margin as one component of our efforts to drive sales growth and thereby generate higher operating leverage.

Management’s Discussion and Analysis Continued
     Total SG&A expenses increased 2.6% to $1,015,622 in the first nine months of 2010 from $989,985 in the first nine months of 2009, but improved by 68 basis points, as a percentage of consolidated net sales, to 4.11% in the first nine months of 2010 from 4.79% in the first nine months of 2009. The year-over-year increase in SG&A dollars was mostly due to: incremental variable costs on the higher sales volume; additional expenses of $8,000 resulting from our acquisitions over the last year; and an increase in stock-based compensation expense of $3,429 associated with our long-term incentive plans; partially offset by savings from our expense-reduction initiatives implemented in 2008 and 2009; savings of approximately $9,000 from our exit of the broad line distribution business in EMEA’s Nordic region during the second quarter of 2009; and a benefit of $2,380 related to the gain on the sale of land and a building in EMEA in the first quarter of 2010. The translation impacts of foreign currencies contributed approximately $12,000 to the year-over-year increase in our SG&A expenses. The modest increase in SG&A dollars was considerably outpaced by growth in revenues, generating the 68 basis point year-over-year reduction in SG&A as a percentage of net sales.
     In the first nine months of 2009, we incurred reorganization costs of $27,124, or 13 basis points of consolidated net sales, associated with various actions as part of our cost reduction initiatives in each of our regions as follows: $16,208 or 19 basis points of regional net sales in North America, $7,915 or 12 basis points of regional net sales in EMEA, $2,765 or six basis points of regional net sales in Asia Pacific, and $236 or two basis points of regional net sales in Latin America. In connection with these actions, we also incurred $2,852, or one basis point of consolidated net sales ($2,383, or three basis points of North America net sales, $311, or less than one basis point of EMEA net sales, and $158, or less than one basis point of Asia Pacific net sales) in program costs such as retention costs and consulting expenses, which are recorded in SG&A expenses. See Note 9 to our consolidated financial statements for further discussion of these programs and related charges.
     As discussed in Note 8 to our consolidated financial statements, in the first nine months of 2009, we recorded a charge of $2,490, or one basis point of consolidated net sales (six basis points of Asia Pacific net sales), for the impairment of goodwill related to the 2009 acquisitions of VAD and Vantex in Asia Pacific.
     Operating margin increased to 1.28% in the first nine months of 2010 from 0.72% in the first nine months of 2009. Our operating margin for first nine months of 2010 included the previously discussed benefit from the gain on the sale of a property in EMEA, which was one basis point of our consolidated net sales, while our operating margin for the first nine months of 2009 included reorganization and program costs totaling 14 basis points of our consolidated net sales, as well as a charge for goodwill impairment of one basis point of our consolidated net sales. Our North American operating margin increased to 1.53% in the first nine months of 2010 from 0.60% in the first nine months of 2009. Our EMEA operating margin increased to 1.01% in the first nine months of 2010 from 0.61% in the first nine months of 2009. Our Asia Pacific operating margin increased to 1.51% in the first nine months of 2010 from 1.28% in the first nine months of 2009. Our Latin American operating margin decreased to 1.34% in the first nine months of 2010 from 1.47% in the first nine months of 2009. The changes in our consolidated and regional operating margins are primarily attributable to the same factors as discussed for our quarterly operating margins above.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $36,659 in the first nine months of 2010 compared to $21,139 in the first nine months of 2009. The increase in other expenses is primarily attributable to the same factors discussed above for the third quarters of 2010 and 2009.
     The provision for income taxes was $77,473, or an effective tax rate of 27.6%, in the first nine months of 2010 compared to $33,166, or an effective tax rate of 25.9%, in the first nine months of 2009. The year-over-year change in the effective tax rate is primarily a function of shifts in the profit mix across geographies.
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
Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and borrowings under debt instruments, including our revolving trade accounts receivable-backed financing programs, our senior unsecured term loan, our senior unsecured notes, revolving credit and other facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, partially financed by vendor trade accounts payable. As a general rule, when sales volumes increase, our net investment in working capital increases, which generally results in decreases in cash flows generated from operating activities. Conversely, when sales volumes are decreasing, our net investment in working capital dollars typically declines, which generally results in increased cash flow generated from operating activities. Our cash and cash equivalents totaled $1,111,253 and $910,936 at October 2, 2010 and January 2, 2010, respectively. The increase in our cash balance during the first nine months of 2010 is primarily from proceeds of $300,000 from our issuance of unsecured debt and our improved generation of profits from the business, excluding noncash items; partially offset by our investments in the business in the form of working capital and property and equipment, and our repurchases of Class A Common Stock. The following is a detailed discussion of our cash flows for the first nine months of 2010 and 2009.
     Our cash flows provided by operating activities were $55,018 for the first nine months of 2010 compared to $478,962 for the first nine months of 2009. Our income generation in the first nine months of 2010 was more than double that of the first nine months of 2009; however, much of the cash generation from the income was reinvested in working capital during the current year to support the higher volume of business and to help drive sales and market share by strategically leveraging our balance sheet. This resulted in a higher level of working capital days at the end of the first nine months of 2010 when compared with the end of 2009, at which point our working capital days were at their lowest point since 2004. Our collections of trade accounts receivable from the end of 2009, which includes sales of trade accounts receivable under factoring programs as further discussed herein, were more than offset by payments of our accounts payable from the end of the previous year and our investment in inventory, which reflected targeted higher stocking levels to facilitate sales anticipated during the fourth quarter of the current year. Conversely, the significant operating cash inflow in the first nine months of 2009 was driven by a precipitous decline in sales volume from the end of 2008 and the resultant decrease in our investments in working capital. We also saw a decrease in the level of working capital days over the course of the first nine months of the prior year, which reflected a scale-back on working capital investment in light of a much more uncertain economy.

Management’s Discussion and Analysis Continued
     We may continue to evaluate the strategic use of working capital, such as payments on trade accounts payable to achieve incremental early pay discounts, purchase discounts on inventory, the level of inventory we may carry, or the extension of payment terms or larger credit lines to certain customers, as we evaluate the appropriate mix to drive our business. While each of these factors may yield net additional investments in working capital, as well as sales growth and/or improved profitability, we also continue to manage the risks associated with these strategies and the maximization of our resulting returns on invested capital.
     Net cash used by investing activities was $48,870 for the first nine months of 2010 compared to $61,166 for the first nine months of 2009. The net cash used by investing activities in the first nine months of 2010 was primarily driven by capital expenditures and the acquisitions of interAct, Albora and Asiasoft, partially offset by cash proceeds of $3,924 from the sale of land and building in EMEA. The net cash used by investing activities in the first nine months of 2009 was primarily due to capital expenditures and the acquisitions of VAD and Vantex.
     Net cash provided by financing activities was $190,233 for the first nine months of 2010 and net cash used by financing activities was $12,738 for the first nine months of 2009. During the first nine months of 2010, we issued $300,000 in senior unsecured notes due in 2017. These proceeds, along with net proceeds of $40,275 from borrowings on our revolving credit and other debt facilities, were partially used to fund the operational needs discussed above. During the first nine months of 2010, we also repurchased $152,285 of Class A Common Stock and made scheduled repayments of $9,375 under our unsecured term loan. These factors, plus $13,240 from exercise of stock options, generated the net cash inflow in the current year to date. The net cash used by financing activities in the first nine months of 2009 primarily reflects our net repayments of $42,781 on our debt facilities, partially offset by $26,636 in proceeds from the exercise of stock options.
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
Capital Resources
     We have maintained a conservative capital structure which we believe will continue to serve us well in an economic environment that, while appearing to be in a state of recovery, remains somewhat uncertain. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2017. A significant portion of our cash and cash equivalents balance at October 2, 2010 and January 2, 2010 resides in our operations outside of the U.S. and are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, provide sufficient resources to meet our present and future capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”) for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
     In August 2010, we issued through a public offering $300,000 of 5.25% senior unsecured notes due 2017, resulting in cash proceeds of approximately $297,152, net of discount and issuance costs of approximately $2,848. Interest on the notes is payable semiannually in arrears on March 1 and September 1, commencing March 1, 2011. We may redeem the notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed plus accrued interest on the principal amount being redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 50 basis points, as well as accrued interest on the principal amount being redeemed.

Management’s Discussion and Analysis Continued
     In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program initially provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013. We had no borrowings at October 2, 2010 under this new North American financing program and we had no borrowings under the terminated facility at January 2, 2010.
     In January 2010, we entered into a revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $137,000 at October 2, 2010. This program replaced our €107,000 revolving trade accounts receivable-backed financing program, which we terminated in December 2009. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at October 2, 2010 under this EMEA financing program.
     We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013 and respectively provide for a maximum borrowing capacity of £60,000, or approximately $94,000, and €90,000, or approximately $124,000, at October 2, 2010. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At October 2, 2010 and January 2, 2010, we had no borrowings outstanding under these EMEA financing programs.
     We have a multi-currency revolving trade accounts receivable-backed financing program in Asia Pacific, which matures in September 2011 and provides borrowing capacity of up to 210,000 Australian dollars, or approximately $204,000 at October 2, 2010. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings outstanding at October 2, 2010 and had $57,526 outstanding at January 2, 2010 under this Asia Pacific financing program.
     Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia Pacific facilities. At October 2, 2010, our actual aggregate available capacity under these programs was approximately $1,020,000 based on eligible trade accounts receivable available, against which we had no borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At October 2, 2010, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,263,000.
     We have a senior unsecured term loan facility with a bank syndicate with an outstanding balance of $237,500 at October 2, 2010 and $246,875 at January 2, 2010. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.

Management’s Discussion and Analysis Continued
     In connection with the senior unsecured term loan facility, we have an interest rate swap agreement for a notional amount of $187,500 of the term loan principal amount, the effect of which is to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly consistent with the amortization schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At October 2, 2010 and January 2, 2010, the mark-to-market value of the interest rate swap amounted to $10,866 and $9,662, respectively, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $248,366 and $256,537, respectively.
     We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At October 2, 2010 and January 2, 2010, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At both October 2, 2010 and January 2, 2010, letters of credit of $5,000 were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.
     We have a 20,000 Australian dollar, or approximately $19,000 at October 2, 2010, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. We had no borrowings outstanding at October 2, 2010 and had $861 outstanding at January 2, 2010 under this Asia Pacific facility.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $551,000 at October 2, 2010. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At October 2, 2010 and January 2, 2010, respectively, we had $160,973 and $64,571, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.1% and 5.1% per annum, respectively, at October 2, 2010 and January 2, 2010. At October 2, 2010 and January 2, 2010, letters of credit totaling $20,248 and $22,112, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
     With the exception of our August 2010 issuance of $300,000 senior unsecured notes in North America and the termination of our $600,000 North American revolving trade accounts receivable-backed financing program in April 2010 and its concurrent replacement with a $500,000 revolving trade accounts receivable-backed financing program, there have been no other significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010.
Covenant Compliance
     We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At October 2, 2010, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.

Management’s Discussion and Analysis Continued
Trade Accounts Receivable Factoring Programs
     In July 2010, we entered into an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored cannot exceed $150,000. In the same month, we also entered into an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored cannot exceed €40,000, or approximately $55,000 at October 2, 2010. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 2, 2010, we had a total of $121,807 of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the nine months ended October 2, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 2, 2010.
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

Part II. Other Information
Item 1. Legal Proceedings
     Unless otherwise indicated, amounts are stated in thousands.
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel and consideration of legislation enacted in February 2007, it is our opinion that it is probable that we may be required to pay all or some of these taxes. Accordingly, we recorded a net charge to cost of sales of $30,134 in 2007 to establish a liability for these taxes assessable through December 2005. The legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. In the fourth quarters of 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,758 and $8,224, respectively, (17,100 and 19,600 Brazilian reais at a December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at October 2, 2010 and January 2, 2010 was 28,200 Brazilian reais (approximately $16,800 and $16,200 at October 2, 2010 and January 2, 2010, respectively, based on the exchange rate prevailing on those dates of 1.681 and 1.741 Brazilian reais, respectively, to the U.S. dollar).
     While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $27,400 as of October 2, 2010 based on the exchange rate prevailing on that date of 1.681 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. Therefore, we have not established an additional reserve for such amounts. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $32,800 based upon an October 2, 2010 exchange rate of 1.681 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 78,700 Brazilian reais or approximately $46,800 at October 2, 2010. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.

     We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2,000,000. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of the Company and our subsidiary. That judgment has been appealed by the plaintiff. On March 31, 2010, the district court partially granted, without prejudice, our motion to dismiss in the Krys matter on standing grounds. Our motion to dismiss is still pending with respect to other grounds for dismissal. We intend to continue vigorously defending these cases and do not expect the final disposition of either case to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
     Not applicable
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

November 10, 2010

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX