Form 10-K
period 2011-01-01
INGRAM MICRO INC
filed 2011-03-02
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 3, 2010, was $2,289,263,377 based on the closing sale price on such date of $15.12 per share.
The registrant had 159,350,312 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held June 8, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I	1
ITEM 1. BUSINESS	1
Introduction	1
History	1
Company Strengths	1
Customers	5
Sales and Marketing	6
Products	6
Services	7
Suppliers	7
Competition	8
Seasonality	9
Inventory Management	9
Trademarks and Service Marks	9
Employees	10
Corporate Social Responsibility	10
Available Information	10
EXECUTIVE OFFICERS OF THE COMPANY	10
ITEM 1A. RISK FACTORS	13
CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995	13
ITEM 1B. UNRESOLVED STAFF COMMENTS	20
ITEM 2. PROPERTIES	20
ITEM 3. LEGAL PROCEEDINGS	20
ITEM 4. (REMOVED AND RESERVED)	21
PART II	22
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22
ITEM 6. SELECTED FINANCIAL DATA	23
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	73
ITEM 9A. CONTROLS AND PROCEDURES	73
ITEM 9B. OTHER INFORMATION	73
PART III	74
PART IV	74
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	74
(a) 1. Financial Statements	74
(a) 2. Financial Statement Schedules	74
(a) 3. List of Exhibits	74
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER (SOX 302)
CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER (SOX 302)

i

PART I

ITEM 1.	BUSINESS

The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; revenues, margin, expenses and other operating results or ratios; operating efficiencies; economic conditions; cost savings; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors.” We disclaim any duty to update any forward-looking statements. Unless otherwise stated, all currency amounts, other than per share information, contained in this Part I are stated in thousands.

Introduction

Ingram Micro Inc., a Fortune 100 company, is the largest global information technology (“IT”) wholesale distributor by net sales, providing sales, marketing, and logistics services for the IT industry worldwide. We provide a vital link in the IT supply chain by generating demand and developing markets for our technology partners. We create value in the market by extending the reach of our technology partners, capturing market share for resellers and suppliers, creating innovative solutions comprised of both technology products and services, offering credit, and providing efficient fulfillment of IT products and services.

We remain focused on continuing to build our IT distribution business by serving the demand for technology and automation, expanding our market presence and broadening our product and services offerings. We will continue to develop an increasing presence in adjacent segments, such as enterprise computing, automatic identification and data capture (“AIDC”); point-of-sale (“POS”); managed, professional and warranty maintenance services; mobility; physical security; and consumer electronics (“CE”). We also are committed to building our business by leveraging the continuing evolution of technology delivery. Cloud computing, or software-, platform- and infrastructure-as-a-service, is emerging as a way of supplying computer resources over the Internet or a private wide area network. With new modes of delivery in mind, we have designed service offerings for resellers migrating toward cloud computing environments, and marketing and channel programs for cloud vendors. Our capabilities and offerings will continue to broaden and migrate to other regional operations as cloud computing gains traction. In addition, our expertise in supply chain management enables us to extend our business beyond traditional distribution and technology products. We offer fee-based supply chain services, encompassing the end-to-end functions of the supply chain to vendors choosing to sell direct. Likewise, we offer fee-based services to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics, and other supply chain services for both IT and non-IT products. As the world changes around us, our capabilities and adaptability to new business models make us a valued business partner with opportunities for us to experience continued growth and profitability.

History

We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, Ingram Micro’s global footprint, product breadth and service capabilities have expanded and strengthened in North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific; and Latin America. During 2010, we strengthened our position in enterprise computing distribution through the acquisition of Albora Soluciones S.L. (Spain and Portugal), interAct BVBA (Belgium), and Asiasoft Hong Kong Limited (Hong Kong).

Company Strengths

Two-tier distribution continues to be an integral element of the go-to-market strategy for IT suppliers. We believe that the current technology industry generally favors large, financially-sound distributors that have broad product portfolios, economies of scale, strong business partner relationships and wide geographic reach. Our value is in enabling our business partners — both reseller customers and vendors — to become more efficient, knowledgeable and profitable. Our strengths position us well to meet the needs of our reseller and vendor partners worldwide in both difficult economic times and growth cycles, and to lead the IT distribution and services market as it evolves.

•	Strong Working Capital Management and a Solid Financial Position. We have consistently demonstrated strong working capital management. Maintaining a close relationship with resellers enables us to monitor demand to optimize our investment in inventory, while preserving customer fill rates and service levels. We continue to control our inventory days on hand through our focused and sustainable initiatives towards minimizing excess and obsolete goods while improving our purchasing processes and product flow. Furthermore, we continue to effectively manage our accounts receivable through timely collections, credit limit setting, customer terms and process efficiencies to minimize our working capital requirements. Our conservative approach to capital management, as well as our diversified portfolio of capital resources, has served us well in tighter credit markets. Our financial strength enables us to provide valuable credit to our customers, employing a disciplined approach to account management and credit worthiness. We also believe that we are well-positioned to support our growth initiatives in our IT distribution business and invest in incremental profitable growth opportunities. Finally, we believe our solid financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•	Continuous Focus on Optimizing Productivity. We continue to seek ways to improve our processes and streamline our business model, while refining our cost structure to respond to changes in market demand. During 2008 and 2009 we undertook a number of initiatives to reduce operating expenses and exit less profitable businesses. We believe our restructuring efforts have created a leaner and more agile cost structure upon which to execute our growth initiatives as the economy continues to improve. We continue to incorporate cost-saving measures in all business processes. The strategic locations of our IT systems and warehouse locations support custom shipment requirements and optimized delivery methodologies, allowing us to deliver products faster, while reducing shipping costs. We remain focused on ensuring that our catalog includes the products most desired by our customers, which improves inventory management, realizes higher margin opportunities, and develops merchandising and pricing strategies that produce enhanced business results. In order to fully leverage our global operation, we make continuous investments in our IT infrastructure and streamline and standardize business processes to drive efficiency and provide best-in-class quality in our processes and systems throughout the world.

•	Business Evolution. We have consistently led the broad-based technology distribution industry in securing a presence in new markets, executing alternative business models and delivering new services, thereby both promoting and benefitting from the evolution of our industry. Our ability to execute on new initiatives and adapt to new business models provides a competitive advantage by allowing us to capture opportunities and overcome the risks, volatility and demand fluctuations associated with a single market, vendor or product segment and to remain a vital partner in the evolving IT marketplace.

•	Products. Based on publicly available information, we believe we offer the largest breadth of products in the IT industry. Our broad base of products allows us to better serve our customers, as well as mitigate risks associated with market volatility and reliance upon a small base of products. Our broad line card, or catalog of product offerings, makes us less vulnerable to market dynamics or actions by any one vendor or market segment, and to the volatility in market demand in specific product lines. We continuously refresh our business with new, high-potential products and services. We are focused on moving deeper into new adjacent product categories and globalizing our efforts. Our U.S. operation was realigned to strengthen our capabilities in delivering higher-end technology solutions and services. We have made strategic acquisitions, including our three acquisitions in EMEA and Asia Pacific in 2010, expanding our internal capabilities to enable reseller partners to capture opportunities in the sale of enterprise computing solutions, particularly within the growing data center market. In addition, our AIDC/POS business, which we believe has expanded to position us as the only global distributor in this specialty area, is realizing the benefits from past acquisitions and investments combined with new vendor authorizations and effective best practice sharing across regions. In the mobility space, we are creating focused business units and pursuing active expansion plans by securing new vendor authorizations, adding service capabilities, and developing relationships with telecommunications carriers. We are able to offer value-added resellers and solutions providers (“VARs”) a more complete solution for their customers by supplying them with mobility solutions to complement their portfolio of IT products and services. We also continue to build our presence in CE, physical security and private label through our V7 brand, all of which support our strategy of diversifying revenue streams and expanding addressable markets. Overall, we believe that our diversified and evolving product portfolio will provide a solid platform for continued growth.

•	Services. IT Services is one of the largest segments of IT spending. We are building our service offerings which will bring additional value to our customers and strengthen our connection to our resellers’ end-user customers. We believe that several of our service offerings provide a means to expand our revenue stream while distinguishing us from our competitors.

Ingram Micro Services Division (North America) continues to develop its managed, cloud, professional and training services offerings. Managed services utilize application and technology tools, including our own branded Seismic delivery engine, to more effectively and efficiently manage an end-user’s IT environment while affording the solution provider significant remote capabilities, service efficiencies and improvement in profitability. By leveraging our managed services offerings, service providers avoid the investment in help desk or data centers and, therefore, avoid large server installations needed for independent service deployment. Service offerings include an outsourced global monitoring and management service, hosting services, enterprise-class business continuity services and an intelligent dashboard for the tracking of end-user data to provide reseller partners with product and service sale leads. Ingram Micro Services Division has also launched a number of services to enable resellers seeking to offer cloud computing solutions to their customers. Among them is the IngramMicroCloud.com initiative, which provides our channel partners with a broad portfolio of cloud-specific enablement resources and service offerings including infrastructure-as-a-service, software-as-a-service, educational tools, training, and business development resources. While our cloud-related service offerings began in North America, other regional operations are partnering to provide similar offerings.

Ingram Micro Logistics, our fee-for-service logistics business, provides end-to-end supply-chain services to manufacturers, software publishers and retailers on a fee-for-service basis. We have extended our market reach and further diversified our business by offering logistics services to non-IT customers. We optimize our partners’ supply chains with scalable logistics services that reduce costs, create efficiencies and improve execution. Ingram Micro Logistics enhances service with high levels of order and inventory accuracy, on-time shipping, and world-class logistics centers. We specialize in multi-channel solutions that require flexible scale and a superior end-user experience. Services include supply chain analysis, order management, product launches and replenishment, warehousing, kitting and assembly, reconfiguration and refurbishment, fulfillment, just-in-time vendor-managed inventory and retail hubs, transportation management, customer service, returns processing, accounts receivable management, and IT connectivity. Our initial efforts to build our Ingram Micro Logistics business were focused on North America. Efforts to globalize our fee-for-service model are progressing, particularly in EMEA where we are gaining capabilities and expanding our client base.

In addition, we surround products and programs with our own services to resellers, such as technical support, financing and training. Through our V7 division, we offer an online trade-in program to reward resellers for responsibly recycling old electronics in our North American market.

•	Customers. We are focused on increasing our penetration of the wide range of customers we serve in each of our regions, as well as extending our reach into new customer segments. Our customer segments are distinguished by the end-users they serve and the types of products and services they provide. The small-to-medium sized business (“SMB”) customer segment is generally one of the largest segments of the IT market in terms of revenue, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate. Our programs and services are geared to add value to VARs that serve as technology sources for the SMB market. We serve VARs with a complete “go-to-market” approach to their business, including logistics; sales; marketing; technical, financial and services support; enablement training; and solutions development, as well as expand their end-user reach through end-user demand generation marketing programs and business intelligence tools. Our business evolution strategy — which opened new markets in AIDC/POS, CE, home automation and entertainment, physical security and mobility products — has generated new customer segments for our traditional IT products. Our Ingram Micro Logistics business, which serves clients outside the IT industry, also has expanded our customer set. Our position in the North American government sector has been strengthened by our GovEd Alliance and our IMStimulus Program, which assists resellers and their end-user customers in capturing funding for IT projects made available by the American Recovery and Reinvestment Act of 2009 in the Healthcare, Education, Public Safety, Infrastructure, Energy and Broadband markets. Ingram Micro North America’s IMHealth Program enables us to take advantage of one of the fastest growing vertical markets. For example, through our distribution agreement with NextGen Healthcare Information Systems, Inc., our resellers can provide scalable healthcare information technology solutions to medical practice providers.

We try to limit exposure to the impact of business fluctuations by maintaining a balance in the customer segments we serve. We attempt to periodically rebalance our customer mix in keeping with profitability goals.

•	Geographic Diversification. Our presence in a larger number of markets than any other broad-based technology products distributor provides us with a more balanced global portfolio with which to manage and mitigate risk. During the recent recession, our global position allowed us to take advantage of markets in Asia and Latin America that suffered a shallower economic downturn while preparing to capture growth with the improvement in economic health in North America and Europe. In our more mature markets we are leveraging our solid foundation as a market leader to spur additional growth by bringing new products and services to market. We are positioned to take advantage of higher growth potential in emerging markets by leveraging our strong management teams versed in best practices provided by key management from established markets. We are the largest IT distributor in the world, by net sales. Based on currently available data, we believe that we are the market share leader, by net sales, in North America and Latin America and number two in EMEA and Asia Pacific. Our broad global footprint enables us to serve our resellers and suppliers with our extensive sales and distribution network while mitigating the risks inherent in individual markets. Our global market coverage provides a competitive advantage with suppliers looking for worldwide market penetration. The scale and flexibility of our operations enables Ingram Micro to provide the infrastructure behind the technology value chain in all its new and traditional forms. We are resolute in our efforts to continually optimize our global operations.

We have operations in 26 countries: North America (United States and Canada), EMEA (Austria, Belgium, France, Germany, Hungary, Israel, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia Pacific (Australia, the People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico and Peru). Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous geographies. We sell our products and services to resellers in approximately 150 countries.

As of January 1, 2011, we had 100 distribution centers worldwide (greater than 5,000 square feet in size). We offer more than 1,400 suppliers access to a global customer base of more than 185,000 resellers of various categories, including VARs, corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

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

access to our product inventory data. By providing improved visibility to all participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand. This information flow enables our high quality execution and our ability to provide favorable order fill rates to our customers around the world while optimizing our investment in working capital. We continue to invest in significant system upgrades that are being rolled out across our global operations in a systematic fashion. We are also rolling out an enhanced global Web capability, which features significant functionality improvements, merchandising and analytical tools and an overall improved e-commerce customer experience.

Through our data analytics capabilities we are able to leverage our extensive database of end-user shipping and purchasing records to provide valuable data for our vendors and resellers in North America. Our vendors can utilize this information to achieve a higher return on their marketing campaigns through more effective targeting and messaging, while resellers benefit from tailored sales leads. Ingram Micro North America’s Business Intelligence services have been expanded to provide customizable business-building services and programs on a fee-based platform.

In the U.S. and Canada, we host channel communities covering more than 5,000 customers. Leading our community portfolio is the exclusive VentureTech Network (“VTN”), our premier group of North American solution providers. For over a decade, we believe that VTN has set the channel standard in peer collaboration and development. New, exclusive, fee-based programs have been added to VTN community offerings, which we believe will drive additional growth and differentiation for this base of resellers. In addition, our SMB Alliance community provides networking opportunities, tools and support for a broader base of our emerging small and midmarket resellers. We host communities to address the needs of resellers focused on the government and education sector (GovEd Alliance) and system builders (System ArchiTECHs). Collectively, we align the partners in our communities with the relationships, resources, and programs to enhance their growth strategies.

Our commitment to a customer-centric focus has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro over the past year. In 2010, Ingram Micro was honored by Cisco as the “Cisco Worldwide Distributor of the Year” as well as “Distribution Partner of the Year” for seven of our country and regional operations. Infochannel magazine awarded our operation in Mexico “Favorite Wholesaler of the Channel” and the winner of nine out of eleven categories. Our Australian operation was honored with a number of awards from Australia Reseller News, including “IT Channel Choice Distributor of the Year.” Among the many awards our regional and country operations have received from vendor partners are IBM’s “Best Growth Partner” for our value division in Germany, Lenovo’s “Distributor of the Year” for our Australian operation, several top awards from IBM for our operation in Singapore, Juniper Americas “Distributor of the Year” for our North American operation, and Microsoft’s “Distributor of the Year” for our Canadian operation.

Customers

As was previously mentioned, our broad customer base is one of our key strengths and is divided into segments which include VARs, corporate resellers, retailers, systems integrators, direct marketers, Internet-based resellers, independent dealers, reseller purchasing associations, and PC assemblers. Many of our reseller customers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. We also provide supply chain management services to a variety of customers, including retailers, Internet resellers, and vendors. Within our mobility business, we provide activation services for mobile product vendors, and sell mobility products to wireless sub-dealers and independent software vendors.

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

Our product management and marketing groups help create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. Our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organizations, including advertising, direct mail campaigns, market research, on-line marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events. We also create and utilize specialized channel marketing communities to deliver focused resources and business building support to solution providers.

Products

We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, AIDC/POS, physical security and mobility hardware worldwide. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. Although our revenue mix by product category on a worldwide basis has remained relatively stable over the past several years, we have seen a slight shift in favor of systems over peripherals more recently, as the economic recovery has encouraged a system refresh and personal mobile devices have experienced strong growth rates. Our revenue mix by product category may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges:

• IT Peripherals:	35-40%
• Systems:	30-35%
• Software:	15-20%
• Networking:	10-15%

IT Peripherals.  We offer a variety of products within the peripherals category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	digital signage products such as large format LCD and plasma displays, enclosures, mounts, media players, content software, content creation, content hosting, and installation services;

•	CE products such as cell phones, digital cameras, digital video disc players, game consoles, televisions, audio, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, and wireless infrastructure products;

•	physical security products such as IP video surveillance, security alarm systems, fire alarm systems, access control smart cards and printers;

•	services provided by third parties and resold by Ingram Micro;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.

Systems.  We define our systems category as self-standing computer systems capable of functioning independently. We offer a variety of systems, such as rack, tower and blade servers; desktops; portable personal computers; and personal digital assistants (“PDAs”).

Software.  We define our software category as a broad variety of applications containing computer instructions or data that can be stored electronically. We offer a variety of software products, such as business application software, operating system software, entertainment software, middleware, developer software tools, security software (firewalls, intrusion detection, and encryption), storage software and virtualization software.

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

Services

We offer a variety of services to our customers and suppliers. Our services may be purchased individually or in combination with other services, or they may be provided along with our product sales. Our services include:

•	supply chain services (product procurement, inventory management, order management and fulfillment, reverse logistics, transportation management, customer care, credit and collection management services);

•	integration services (compatibility assurance, order configuration, drop ship to end-users);

•	technical support (real-time, multi-vendor support; certified technical expertise; technology help desks; pre-sales consultative support);

•	training support (manufacturer-certified, self-study and instructor-led training courses for resellers and end-users);

•	financial and credit services (credit lines extended to resellers and to end-users on behalf of resellers, end-user leasing programs);

•	marketing services (targeted marketing activities including direct mail, external media advertising, telemarketing campaigns, national and regional trade shows, web-based marketing);

•	business intelligence services (use of data analytics tools to analyze our extensive database of end-user records for the creation of a variety of highly targeted, customizable marketing and sales campaigns);

•	e-Commerce services (EDI-, XML- and web-based electronic links to reseller customers to enable electronic transactions);

•	reseller community hosting services (Ingram Micro-enabled communities of resellers bound by a common specialized focus (e.g., government and SMB) that are provided with connections and resources to grow their specific businesses);

•	managed services (help desk services, security solutions, device monitoring and management, hosting services and business continuity); and

•	cloud services (messaging and collaboration, security solutions, back-up and recovery).

Although services represent one of the key components of our long-term strategy, they have represented less than 10% of our annual revenues in the past and may not exceed that level in the near term.

Suppliers

We sell the products of more than 1,400 suppliers, which represent the world’s leading computer hardware, networking equipment, AIDC/POS, mobility and CE manufacturers and software publishers. Products purchased from Hewlett-Packard generated approximately 23%, 24%, and 23% of our net sales in fiscal years 2010, 2009 and

2008, respectively. There were no other vendors that represented 10% or more of our net sales in any of the last three years.

Our suppliers generally warrant the products we distribute and allow returns of defective products, including those returned to us by our customers. We generally do not independently warrant the products we distribute; however, local laws might impose warranty obligations upon distributors (such as in the case of supplier liquidation). In certain markets we administer extended warranty programs, supported by a third party, on supplier products. We do warrant services for products that we build-to-order from components purchased from other sources, and our own branded products. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

We have written distribution agreements with many of our suppliers; however, these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we may distribute the products. The agreements also are generally short term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. In cases where suppliers are not obligated to accept inventory returns upon termination, some suppliers will nevertheless elect to repurchase the inventory while other suppliers will either assist with liquidation or resale of the inventory.

Competition

Each region in which we operate (North America, EMEA, Asia Pacific and Latin America) is highly competitive. In the current economic environment, competitive pressure in the form of aggressive pricing is acute. In addition to pricing, other competitive factors include:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	products and services availability;

•	quality and breadth of product lines and services;

•	speed and accuracy of delivery; and

•	availability of web- or call center-based sales.

We compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors that focus upon one market or product or a particular sector with whom we compete. Examples include Avnet and Arrow in components and enterprise products; Westcon in networking and security; D&H Distributing, ADI, ArchBrook Laguna and Petra in consumer electronics; ScanSource and Bluestar in AIDC/POS products; and Brightpoint, Brightstar and 20:20 Mobile Group Limited in mobility products. While we face some competitors in more than one region, others are specialized in local markets, such as Digital China (China), Redington (India), Express Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain) and ALSO-Actebis Holding AG (Europe). We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

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

The advent of cloud computing, or software-, platform- and infrastructure-as-a-service, provides another means for suppliers to deliver technology products directly to end-users and bypass the IT distribution channel. IT distributors are developing initiatives to remain relevant as this, and other alternative delivery models, evolve. We have developed service offerings designed to enable resellers to offer cloud computing solutions to end-users and will continue to refine service offerings around new delivery models.

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

Trademarks and Service Marks

We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “VentureTech Network,” “AVAD,” and “Vantex.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.

Employees

As of January 1, 2011, we employed approximately 15,650 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in EMEA, Asia Pacific and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries. We have a process for measuring the status of associate success and responding to associate priorities.

Corporate Social Responsibility

During 2010, we introduced our Corporate Social Responsibility initiative, solidifying our commitment to being a prudent steward of our resources and an outstanding corporate citizen in all aspects of our business. Prior to formal launch, our associates were already taking action to save energy, reduce paper consumption and contribute their time and skills to our communities. By creating a formal program, the company is proactively addressing the needs of vendors and resellers to instill sustainability and responsibility activities throughout the supply chain and provide “green” solutions. These activities are now combined into a single program focused on three areas of emphasis: our environment, our workplace and our communities.

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

Financial and other information can also be accessed through our website at www.ingrammicro.com. There, we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information posted on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers of Ingram Micro is as of March 1, 2011:

Gregory M.E. Spierkel.  Mr. Spierkel, age 54, has been our chief executive officer since June 2005. He previously served as president from March 2004 to June 2005, as executive vice president and president of Ingram Micro Europe from June 1999 to March 2004, and as senior vice president and president of Ingram Micro Asia Pacific from July 1997 to June 1999. Prior to joining Ingram Micro, Mr. Spierkel was vice president of global sales and marketing at Mitel Inc., a manufacturer of telecommunications and semiconductor products, from March 1996 to June 1997 and was president of North America at Mitel from April 1992 to March 1996. Mr. Spierkel has been a member of the Board of Directors of PACCAR Inc. since 2008.

Keith W.F. Bradley.  Mr. Bradley, age 47, is our senior executive vice president and president of Ingram Micro North America and has served in this role since January 2005. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with PricewaterhouseCoopers LLP in the United Kingdom, United Arab Emirates and the United States.

Shailendra Gupta.  Mr. Gupta, age 48, is our senior executive vice president and president of Ingram Micro Asia Pacific and has served in this role since January 2008. Mr. Gupta served as our senior vice president, Ingram Micro Asia Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

William D. Humes.  Mr. Humes, age 46, is our senior executive vice president and chief financial officer and has served in this role since April 2005. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Alain Maquet.  Mr. Maquet, age 59, has been our senior executive vice president and president of Ingram Micro EMEA since July 2009. Mr. Maquet previously served as executive vice president and president of Ingram Micro Latin America and had served in such role since March 2005. Mr. Maquet also served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans over three decades, the majority of which are in the technology industry. In addition, Mr. Maquet had co-founded an IT distribution company before joining Ingram Micro.

Eduardo Araujo.  Mr. Araujo, age 54, has been our executive vice president and president of Ingram Micro Latin America since January 2010. Before joining Ingram Micro, Mr. Araujo served as vice president and general manager, Latin America and the Caribbean for Electronic Data Systems Corporation, which is now a part of Hewlett-Packard from December 2006 to January 2010. He served in various executive positions at Hewlett-Packard from May 2002 to November 2006. He has also held executive leadership positions at other IT corporations, including HP, Compaq, PeopleSoft, and ATT/NCR.

Larry C. Boyd.  Mr. Boyd, age 58, is our executive vice president, secretary and general counsel and has served in this role since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Robert K. Gifford.  Mr. Gifford, age 53, has been our executive vice president, global logistics since June 2010. Before joining Ingram Micro, Mr. Gifford served as senior vice president, global supply chain for Ecolab Inc., a Fortune 500 manufacturer and distributor serving the hospitality, institutional and industrial markets from October 2005 to June 2010. He led all aspects of the company’s supply chain globally. Prior to Ecolab, Mr. Gifford was the vice president of worldwide logistics for the Hewlett-Packard Company. He joined HP following the 2002 acquisition of Compaq, where he spent seven years in manufacturing and supply-chain management.

Lynn Jolliffe.  Ms. Jolliffe, age 58, is our executive vice president, human resources and has served in this role since July 2007. She joined Ingram Micro in 1999 as the vice president of human resources for the European region. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

Mario F. Leone.  Mr. Leone, age 55, is our executive vice president and chief information officer and has served in this role since January 2009. Prior to joining Ingram Micro, Mr. Leone served as senior vice president and chief information officer at Federal-Mogul Corporation, a global supplier of powertrain and safety technologies serving the automotive, industrial and worldwide after-markets from May 2005 to January 2009. Mr. Leone was previously senior vice president and chief information officer at FIAT, and its business unit IVECO, a leading European industrial vehicle company from January 2002 to May 2005. Mr. Leone has also held executive positions in information systems for Dow Chemical Company and Union Carbide Corporation.

Ria M. Carlson.  Ms. Carlson, age 49, has been our senior vice president, communications & brand management since October 2010. Ms. Carlson was previously our senior vice president, strategy & communications and served in that role from April 2005 to October 2010 and was our vice president, investor relations & corporate communications from March 2001 through March 2005. Before joining Ingram Micro, Ms. Carlson served as vice president, communications and investor relations for Equity Marketing, Inc., and for Sierra Health Services, Inc., as well as associate vice president, corporate communications for FHP International Corporation, a health care organization, from 1989 to 1996.

G. Sam Kamel.  Mr. Kamel, age 47, has been our senior vice president, corporate strategy since October 2010. Mr. Kamel previously served as senior vice president, strategic business development at Fox Networks Group where he was responsible for new business opportunities, joint ventures and acquisitions from July 2008 to March 2009 and served as an independent consultant from March 2009 to September 2010. Previously, Mr. Kamel served as general manager of business operations at Microsoft International from March 2004 to July 2008. Mr. Kamel has also held general management and corporate development positions at various technology-related companies, including E-LOAN, Autodesk and Netscape, and was an associate at McKinsey & Company.

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

Changes in macroeconomic conditions can affect our business and results of operations. Our revenues, and our profitability, financial position and cash flows, are highly dependent on the broader movements of the macroeconomic environment. For example, our results of operations were adversely affected by the difficult conditions experienced in the global economy in recent periods. Although we have seen improvements in the macroeconomic environment in every region in which we operate, future economic trends or instability, or another recession, may negatively impact our business, leading to:

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

Each of these factors, individually or in the aggregate, could adversely affect our results of operations, financial condition and cash flows. A renewed economic downturn may also lead us to take additional restructuring actions and reduce associated expenses in response to the lower sales volume. We may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.

We continually experience intense competition across all markets for our products and services. Our competitors include local, regional, national, and international distributors, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future. In addition, when there is overcapacity in our industry, our competitors may reduce their prices in response to this overcapacity. We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a reduction in our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses. We have also initiated and expect to continue to initiate other business activities and may face competition from companies with more experience and/or from new entrants in those markets. As we enter new areas of business or geographies, or we expand our offerings of new products or vendors, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers or suppliers, which may negatively impact our sales or profitability.

We are dependent on a variety of information systems, which, if not properly functioning or available could adversely disrupt our business and harm our reputation and net sales. We depend on a variety of information systems for our operations, many of which are proprietary, which have historically supported many of our business operations such as inventory and order management, shipping, receiving, and accounting. Because most of our information systems consist of a number of internally developed applications, it can be more difficult to upgrade or adapt them compared to commercially available software solutions.

We are in the process of implementing a new company-wide single enterprise resource planning (“ERP”) software system and related business processes to further improve company efficiencies on a global basis. We began committing resources to this conversion process in 2007, and deployment of the new solution commenced in 2009 and is expected to be completed over the next several years. This conversion is being managed in well-defined stages to consolidate and rationalize a wide range of core processes and legacy systems that will be transitioned to standard and consistent business processes integrated globally. We are following a project plan that we believe provides for a reasonable allocation of resources for the conversion program. However, execution of such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. Furthermore, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

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

We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions. We have operations in 26 countries, and sell our products and services to resellers in approximately 150 countries. A large portion of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including, but not limited to, the following:

•	environmental and trade protection laws, policies and measures;

•	import and export duties and value-added taxes;

•	compliance with foreign and domestic import and export regulations and anticorruption laws, including the U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions on our business activities outside the U.S., the failure of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	differing employment practices and labor issues;

•	political instability, terrorism and potential military conflicts or civilian unrest;

•	economic instability in a specific country or region;

•	earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or business interruptions in a region or specific country;

•	complex and changing tax laws and regulations in various jurisdictions;

•	the risk of non-compliance with local laws;

•	potential restrictions on our ability to repatriate funds from our foreign subsidiaries cost effectively or at all; and

•	difficulties in staffing and managing international operations.

The potential criminal penalties for violations of export regulations and anti-corruption laws, particularly the U.S. Foreign Corrupt Practices Act, data privacy laws and environmental laws and regulations in many jurisdictions, create heightened risks for our international operations. In the event that a governing regulatory body determined that we have violated applicable export regulations or anti-corruption laws, we could be fined significant sums, incur sizable legal defense costs and/or our export capabilities could be restricted, which could have a material and adverse effect on our business and reputation. While we have and will continue to adopt measures designed to promote compliance with these laws, we cannot be assured that such measures will be adequate or that our business will not be materially and adversely impacted in the event of an alleged violation.

Additionally, we are exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. We manage our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments. Although we believe that our exposures are appropriately diversified across counterparties and that, through our ongoing monitoring procedures, these counterparties are creditworthy financial institutions, we are exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange and interest rate swap contracts and we may not be able to adequately mitigate all foreign currency related risks.

Our failure to adequately adapt to IT industry changes could negatively impact our future operating results. The IT products industry is subject to rapid technological change, new and enhanced product specification requirements, evolving industry standards and changes in the way technology products are distributed and/or managed. Suppliers may give us limited or no access to new products being introduced. Changes may cause inventory in stock to decline substantially in value or to become obsolete, regardless of the general economic environment. Although it is the policy of many suppliers of IT products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or such suppliers’ price reductions (“price protection”), if major suppliers decrease the availability of price protection to us, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. In addition, suppliers could become insolvent and unable to fulfill their protection obligations to us. We offer no assurance that price protection will continue, that unforeseen new product developments will not adversely affect us, or that we will successfully manage our existing and future inventories. Significant changes in supplier terms, such as higher thresholds on sales volume before distributors may qualify for discounts and/or rebates, the overall reduction in the amount of incentives available, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms or trade credit, or vendor-supported credit programs, may adversely impact our results of operations or financial condition. Finally, if we were not able to adequately adapt to the emergence of alternative means of distribution for software and hardware, such as site licenses, electronic distribution and cloud computing, our future operating results could be adversely affected.

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

We have $81,992 of identifiable net intangible assets recorded in connection with various acquisitions as of January 1, 2011. If our future results of operations are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize an impairment charge relating to our long-lived assets or identifiable intangible assets, which would adversely affect our results of operations.

Substantial defaults by our customers or the loss of significant customers could have a negative impact on our business, results of operations, financial condition or liquidity. As is customary in many industries, we extend credit to our customers for a significant portion of our net sales. Customers have a period of time, generally 30 to 45 days after date of invoice, to make payment. We are subject to the risk that our customers will not pay for the products they have purchased. The risk that we may be unable to collect on receivables may increase if our customers experience decreases in demand for their products and services or otherwise become less stable, due to adverse economic conditions. If there is a substantial deterioration in the collectability of our receivables or if we cannot obtain credit insurance at reasonable rates, are unable to collect under existing credit insurance policies, or fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate. In addition, our customers do not have an obligation to make purchases from us. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, our revenues, and our ability to access rebates from vendors may be negatively impacted, resulting in an adverse effect on our business or results of operations.

Changes in, or interpretations of, tax rules and regulations, changes in mix of our business amongst different tax jurisdictions, and deterioration of the performance of our business may adversely affect our effective income tax rates or operating margins and we may be required to pay additional taxes and/or tax assessments, as well as record valuation allowances relating to our deferred tax assets. We are subject to both income and transaction-based taxes in substantially all countries and jurisdictions in which we operate. Unanticipated changes to our effective income tax rate could adversely affect our future earnings and cash flows. Our effective income tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes to our operating structure, changes in tax laws and the discovery of new information in the course of our tax return preparation process.

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

Changes in our credit rating or other market factors, such as adverse capital and credit market conditions or reductions in cash flow from operations, may affect our ability to meet liquidity needs, reduce access to capital, and/or increase our costs of borrowing. Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions, but we still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing and inbound and outbound flooring and draft discounting facilities. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. Our ability to repay current or future indebtedness when due, or have adequate sources of liquidity to meet our business needs may be affected by changes to the cash flows of our subsidiaries. A reduction of cash flow generated by our subsidiaries may have an adverse effect on our liquidity. Under certain circumstances, legal, tax or contractual restrictions may limit our ability or make it more costly to redistribute cash between subsidiaries to meet the company’s overall operational or strategic investment needs, or for repayment of indebtedness requirements.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our term debt and credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next twelve months. However, volatility and disruption in the capital and credit markets, including increasingly complex regulatory constraints on these markets, may increase our costs for accessing the capital and credit markets. In addition, adverse capital and credit market conditions may also limit our ability to replace, in a timely manner, maturing credit arrangements or our ability to access committed capacities or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. Furthermore, if we do not meet various covenant requirements of our corporate finance programs, including cross-default threshold provisions, we may not be able to access the majority of our credit programs with our finance partners. The lack of availability of such funding could harm our ability to operate or expand our business.

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

Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers, we are dependent in large part on our ability to retain the services of our key management, sales, IT, operational, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel, to meet our needs. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, we have, from time to time, reduced our personnel levels in various geographies and functions, in response to economic business and other factors, through our restructuring and outsourcing activities. These reductions could negatively impact our relationships with our workforce, or make hiring other employees more difficult. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which may affect our ability to retain key personnel. Additionally, changes in workforce, including government regulations, collective bargaining agreements or the availability of qualified personnel could disrupt operations or increase our operating cost structure.

We cannot predict what losses we might incur in litigation matters and contingencies that we may be involved with from time to time. There are various claims, lawsuits and pending actions against us. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters. See Part I, Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our material legal matters.

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

We face a variety of risks in our reliance on third-party service companies, including shipping companies for the delivery of our products and outsourcing arrangements. We rely almost entirely on arrangements with third-party shipping and freight forwarding companies for the delivery of our products. The termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from suppliers to us or products from us to our customers, could disrupt our business and harm our reputation and operating results.

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

Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, EMEA, Asia Pacific and Latin America. As of January 1, 2011 we operated 100 distribution centers worldwide (greater than 5,000 square feet in size).

As of January 1, 2011, we leased substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which is part of our office/distribution facilities in Straubing, Germany.

ITEM 3.	LEGAL PROCEEDINGS

Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel, it is our opinion that it is probable that we may be required to pay all or some of these taxes and we had established a liability for these taxes assessable through December 2005. Legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. Accordingly, in 2007, we recorded a net charge to cost of sales of $30,134. In the fourth quarters of 2010, 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,112, $9,758 and $8,224, respectively (15,500, 17,100 and 19,600 Brazilian reais at a December 2010 exchange rate of 1.666, December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2005, January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at January 1, 2011 and January 2, 2010 was 12,700 Brazilian reais and 28,200 Brazilian reais, respectively (approximately $7,600 and $16,200 at January 1, 2011 and January 2, 2010, respectively, based on the exchange rate prevailing on those dates of 1.666 and 1.741 Brazilian reais, respectively, to the U.S. dollar).

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, we continue to believe that we have valid defenses to the assessment of interest and penalties, which as of January 1, 2011 potentially amount to approximately $15,000 based on the exchange rate prevailing on that date of 1.666 Brazilian reais to the U.S. dollar. Therefore, we have not established an additional reserve for interest and penalties as we have determined that an unfavorable outcome is currently not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $33,100 based upon a January 1, 2011 exchange rate of 1.666 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 84,000 Brazilian reais or approximately $50,400 at January 1, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.

We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2,000,000. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of Ingram Micro and our subsidiary. On November 18, 2010 the 2nd Circuit Court of Appeals affirmed that judgment. The plaintiff has petitioned for a rehearing in the 2nd Circuit. In the Krys action, the trial court partially granted, without prejudice, our motion to dismiss on standing grounds. Our motion to dismiss on other grounds is still pending. We intend to vigorously defend these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock.  Our Common Stock is traded on the New York Stock Exchange under the symbol IM. The following table sets forth the high and low price per share, based on closing price, of our Common Stock for the periods indicated.

		HIGH	LOW

Fiscal Year 2010	First Quarter	$18.76	$16.90
	Second Quarter	18.69	15.12
	Third Quarter	17.08	14.87
	Fourth Quarter	19.25	16.85
Fiscal Year 2009	First Quarter	$14.24	$9.82
	Second Quarter	17.85	12.85
	Third Quarter	18.58	15.83
	Fourth Quarter	18.80	16.85

As of January 1, 2011 there were 540 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

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

Equity Compensation Plan Information.  The following table provides information, as of January 1, 2011, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders.

(c) Number of securities
(in thousands)
	(a) Number of securities	(b) Weighted-average	remaining available for
	(in thousands) to be	exercise price of	future issuance under
	issued upon exercise of	outstanding options,	equity compensation plans
	outstanding options,	warrants and	(excluding securities
Plan Category	warrants and rights(1)	rights(1)	reflected in column (a))(2)

Equity compensation plans approved by shareholders	10,415	$16.41	5,162
Equity compensation plans not approved by shareholders	None	None	None

TOTAL	10,415	$16.41	5,162

(1)	Does not reflect any unvested award of time vested restricted stock units/award of 3,214 and performance vested restricted stock units of 1,820 at 100% target and 2,802 at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents our selected consolidated financial data. The results of operations of our acquisitions have been consolidated with our results of operations beginning on their acquisition dates. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to “2010,” “2009,” “2008,” “2007” and “2006” represent the fiscal years ended January 1, 2011 (52-weeks), January 2, 2010 (52-weeks), January 3, 2009 (53-weeks), December 29, 2007 (52-weeks) and December 30, 2006 (52-weeks), respectively.

	2010	2009	2008	2007	2006
	($ in 000s, except per share data)

Selected Operating Information
Net sales	$34,588,984	$29,515,446	$34,362,152	$35,047,089	$31,357,477
Gross profit(1)	1,892,291	1,670,209	1,940,091	1,909,298	1,685,285
Income (loss) from operations(2)	484,433	295,940	(332,169)	446,420	422,444
Income (loss) before income taxes(2)	438,061	269,248	(382,138)	385,238	367,333
Net income (loss)(3)	318,060	202,138	(394,921)	275,908	265,766
Basic earnings (loss) per share	1.98	1.24	(2.37)	1.61	1.61
Diluted earnings (loss) per share	1.94	1.22	(2.37)	1.56	1.56
Selected Balance Sheet Information
Cash and cash equivalents	$1,155,551	$910,936	$763,495	$579,626	$333,339
Total assets	9,084,032	8,179,350	7,083,473	8,975,001	7,704,307
Total debt	636,401	379,495	478,388	523,116	509,507
Stockholders’ equity	3,241,182	3,011,813	2,655,845	3,426,942	2,920,475

(1)	Includes a net charge to cost of sales of $30,134 in 2007 related to the reserve recorded for the potential liability for certain commercial taxes in Brazil, as well as reductions in cost of sales of $9,112, $9,758 and $8,224 in 2010, 2009 and 2008, respectively, for the release of portions of this reserve as the statute of limitations for an assessment had expired.

(2)	Includes items from footnote (1) above as well as: (i) charges for the impairment of goodwill of $2,490 and $742,653 in 2009 and 2008, respectively; (ii) net reorganization costs (credits) of $1,137, $34,083, $17,029, ($1,091) and ($1,727) in 2010, 2009, 2008, 2007 and 2006, respectively; (iii) other major-program costs associated with reorganization activities totaling $3,553 and $1,544, charged to selling, general and administrative, or SG&A, expenses in 2009 and 2008, respectively; and (iv) a charge of $15,000 in 2007 associated with the loss on settlement of a SEC matter regarding certain transactions with McAfee, Inc. (formerly NAI) from 1998 through 2000.

(3)	Includes the after-tax impact of items noted in footnotes (1) through (2) above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Overview of Our Business

Sales

We are the largest wholesale distributor of IT products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. Our sales and results of operations are also impacted by the integration of several acquisitions worldwide, comprised primarily of small but strategic acquisitions of businesses in the consumer electronics, automatic identification and data capture/point-of-sale, or AIDC/POS, and enterprise computing markets that we have completed over the past five years. Our consolidated net sales grew 8.8% and 11.8% year-over-year in 2006 and 2007, respectively, primarily reflecting the strong demand environment for IT products and supply chain solutions in most economies worldwide. Also contributing to the growth trend over this period were the addition of new product categories and suppliers, the addition and expansion of adjacent product lines and services, the addition of new customers and increased sales to our existing customer base. In 2008, our consolidated net sales declined 2.0% despite the relative year-over-year strength of foreign currencies, which provided approximately two percentage-points of growth. The decline primarily reflected the downturn in the macroeconomic environment, which began in early 2008 in Europe and North America and began to adversely impact Asia Pacific and Latin America towards the second half of 2008. It also reflected our efforts to exit or turn away certain unprofitable business relationships, primarily in the second half of the year. The effect of the global recession became more pronounced in 2009 as our consolidated net sales declined 14.1% year-over-year. Contributing to this decline was the approximately three percentage-points negative impact of relatively weaker foreign currencies. In the second half of 2009, we began to strategically leverage our gross margins and strong balance sheet to drive incremental sales, while the overall IT demand environment started showing modest signs of improvement near the end of the year. In 2010, the overall global economy continued to improve and business began to re-invest in technology despite pockets of financial weakness continuing in certain economies. These economic drivers, coupled with our continued efforts to enhance our customer and vendor positions in the IT market, drove an increase in our consolidated net sales of 17.2% in 2010.

Gross Margin

The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies and inventory management processes, and continually work with our vendors on the vendor programs in which we participate. In addition, we continuously monitor and change, as appropriate, the terms, conditions and credit offered to our customers to reflect those being imposed by our vendors. We have also strived to improve our profitability through evolution of product offerings, including our development of adjacent product category offerings, such as AIDC/POS, enterprise computing, consumer electronics and fee-for-service logistics offerings. While these dynamics have kept our overall gross margin relatively stable, near or above 5.4% on an annual basis since 2003, the shift in overall mix of business toward our higher margin adjacent businesses and growth in our fee-for-service business, coupled with efforts to exit or turn away certain unprofitable business relationships during 2008, helped to yield gross margins in excess of 5.6% in 2008. Shifts in mix of business, combined with the moderated use of pricing and customer terms and conditions as one of several tools to help grow sales, kept gross margins above 5.6% in 2009 but yielded gross margins below 5.5% in 2010. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. These factors could hinder our ability to maintain and/or improve our gross margins or overall profitability from the levels realized in recent years.

Selling, General and Administrative Expenses or SG&A Expenses

Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. As the various factors discussed above have impacted our levels of sales over the past several years, we have instituted a number of cost reduction and profit enhancement programs and a number of other reorganization actions across each of our regions to respond to the downturn in the economy and to further enhance productivity and profitability. As the economic downturn began in 2008, and impacted our levels of sales as discussed previously herein, our SG&A expenses increased to 4.41% and 4.53% of consolidated net sales in 2008 and 2009, respectively, from 4.18% or less in the years prior. To counter this, we implemented in 2008 and 2009 a number of additional expense-reduction programs with the most significant impacts in North America and EMEA. These actions included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities (see Note 3 to our consolidated financial statements). These efforts to take costs out of our business, as well as continued cost control measures since the completion of these actions, allowed us to leverage our higher volume of net sales in 2010, resulting in the decline of SG&A expenses as a percentage of sales to 4.07%, our lowest level for this metric since 2006. Our SG&A expenses have also been impacted by numerous acquisitions to add to our traditional distribution business over the past several years. While these acquisitions increase our revenues and market share, they also represent opportunities to streamline and realize operational synergies from the combined operations. We have also made acquisitions to increase our presence in adjacent product offerings, such as AIDC/POS and enterprise computing, and have invested in organic growth of other adjacent lines, such as our fee-for-service logistics business. While these lines of business generally carry higher gross margins, as discussed above, they also generally carry a higher level of SG&A expenses.

Acquisitions

We have complemented our internal growth initiatives with strategic business acquisitions over the past five years. During this period, we have expanded our value-added distribution of AIDC/POS solutions through acquisitions of the distribution businesses of Eurequat SA, or Eurequat, Intertrade A.F. AG, or Intertrade, Paradigm Distribution Ltd., or Paradigm, and Symtech Nordic AS, or Symtech, in EMEA, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia Pacific. We have expanded our presence in the mid-range enterprise market through the acquisitions of Computacenter Distribution, or CCD, Albora Soluciones SL, or Albora, and interAct BVBA, or interAct, in EMEA and Value Added Distributors Limited, or VAD, and Asiasoft Hong Kong Limited, or Asiasoft, in Asia Pacific. We have also expanded our presence in the consumer electronics market in North America through the acquisition of DBL Distributing Inc., or DBL, in the U.S., and have expanded our networking products and services offerings through the acquisitions of VPN Dynamics Inc. and Securematics Inc. in the U.S.

Working Capital and Debt

The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital primarily trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, our net investment in working capital increases when sales volumes increase. Conversely, this level of investment tends to decline in times of declining sales. For our working capital needs, we rely heavily on trade credit from vendors, and also on trade accounts receivable financing programs and debt facilities. Due to our narrow operating margins, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt and cash levels. However, our debt and/or cash levels may fluctuate significantly on a day-to-day basis due to timing of customer receipts and periodic payments to vendors. A higher concentration of payments received from customers toward the end of each month, combined with the timing of payments we make to our vendors, often yields lower debt balances and higher cash balances at our period-ends than is the case throughout the quarter or year. Our future debt requirements may increase and/or our cash levels may decrease to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions, share repurchases or other investments in the business.

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

•	Trade Accounts Receivable — We provide allowances for doubtful accounts on our trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; a continuing credit evaluation of our customers’ financial condition; aging of trade accounts receivable, individually and in the aggregate; credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; our historical loss experience; and changes in credit risk and capital availability of our customers resulting from economic conditions. From time-to-time, we have had one customer account for 10% or more of our consolidated trade accounts receivable, although no single customer has accounted for 10% or more of our consolidated net sales.

•	Vendor Programs — We receive funds from vendors for price protection, product return privileges, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs, which are recorded as adjustments to product costs, revenue, or SG&A expenses according to the nature of the program. Some of these programs may extend over more than one quarterly reporting period. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

•	Inventory — Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventory. On an ongoing basis, we review for estimated excess or obsolete inventory and write down our inventory to its estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by the following considerations: protection from loss in value of inventory under our vendor agreements; our rights to return inventory to vendors in accordance with contractual stipulations; aging of inventory; changes in demand due to the economic environment; and rapid product improvements and technological changes.

•	Goodwill, Intangible Assets and Other Long-Lived Assets — We evaluate goodwill and other intangible assets in accordance with the provisions issued by the Financial Accounting Standards Board, or the FASB.

In the fourth quarter of 2008 consistent with the drastic decline in the capital markets in general at that time, we experienced a similar decline in the market value of our common stock. As a result, our market capitalization was significantly lower than the book value of our company. We conducted goodwill impairment tests in each of our regional reporting units that had goodwill during the fourth quarter of 2008, which coincided with the timing of our normal annual impairment test. In performing this test, we, among other things, consulted an independent valuation advisor. Based on the results of these tests, management concluded that the goodwill of each of the North America, EMEA and Asia Pacific reporting units was fully impaired and recorded a charge of $742,653 in the fourth quarter of 2008, which was made up of $243,190, $24,125 and $475,338 in carrying value of goodwill, prior to the impairment, in North America, EMEA and Asia Pacific, respectively. This noncash charge significantly impacted our equity and results of operations for 2008, but did not impact our ongoing business operations, liquidity, cash flow or compliance with covenants of our credit facilities.

Our 2009 acquisitions of VAD and Vantex in Asia Pacific yielded additional goodwill of $2,490. In light of the continued weak demand for IT products and services in Asia Pacific and globally in 2009, the fair value of our Asia Pacific reporting unit continued to be below the carrying value of its assets. As such, we recorded a charge for the full impairment of the newly recorded goodwill from these two acquisitions in 2009.

We also assess potential impairment of our other identifiable intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances such as significant changes in the manner of use of the asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results, have made recovery of an asset’s carrying value unlikely. We conducted impairment tests of our intangible assets and other long-lived assets in the fourth quarter of 2010 and 2009. Our results indicated that the carrying value of these assets was recoverable from undiscounted cash flows and no impairment was indicated.

•	Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider, among other things, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. Changes in events or variances from expectations could lead us to revise our estimate of the amount of our deferred tax assets ultimately expected to be realized in the future, which could result in the provision of an additional valuation allowance or reduction thereof. Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if such indefinitely reinvested policy is altered.

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

•	Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, including those noted in Part I, Item 3. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. As additional information becomes available, we reassess any potential liability related to these actions and may need to revise our estimates. Ultimate resolution of these matters could materially impact our consolidated results of operations, cash flows or financial position (see Note 10 to our consolidated financial statements).

Results of Operations

We do not allocate stock-based compensation expense (see Note 12 to our consolidated financial statements) to our operating units; therefore, we are reporting this as a separate amount. The following tables set forth our net sales by geographic region and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the fiscal years indicated.

	2010		2009		2008

Net sales by geographic region:
North America	$14,549,103	42.1%	$12,326,555	41.8%	$14,191,995	41.3%
EMEA	10,871,237	31.4	9,483,328	32.1	11,534,968	33.6
Asia Pacific	7,570,403	21.9	6,243,455	21.1	6,904,640	20.1
Latin America	1,598,241	4.6	1,462,108	5.0	1,730,549	5.0

Total	$34,588,984	100.0%	$29,515,446	100.0%	$34,362,152	100.0%

	2010		2009		2008

Operating income (loss) and operating margin (loss) by geographic region:
North America	$230,458	1.58%	$105,679	0.86%	$(49,011)	(0.35)%
EMEA	135,681	1.25	92,856	0.98	42,014	0.36
Asia Pacific	113,003	1.49	83,704	1.34	(353,518)	(5.12)
Latin America	32,353	2.02	35,928	2.46	43,191	2.50
Stock-based compensation expense	(27,062)	—	(22,227)	—	(14,845)	—

Total	$484,433	1.40%	$295,940	1.00%	$(332,169)	(0.97)%

As presented above, our income from operations in 2010 includes the release of a portion of our commercial tax reserve in Brazil totaling $9,112, or 0.03% of consolidated net sales and 0.57% of Latin America net sales, as discussed in Note 10 to our consolidated financial statements.

Our income from operations in 2009 includes the goodwill impairment charge (discussed in Notes 2 and 4 to our consolidated financial statements) of $2,490, or 0.01% of consolidated net sales and 0.04% of net sales in Asia Pacific, and reorganization and expense-reduction program costs of $37,636, or 0.13% of consolidated net sales, ($24,267, or 0.20% of net sales, in North America; $9,462, or 0.10% of net sales, in EMEA; $3,574, or 0.06% of net sales, in Asia Pacific; and $333, or 0.02% of net sales, in Latin America) as discussed in Note 3 to our consolidated financial statements. In addition, our income from operations in 2009 includes the release of a portion of our commercial tax reserve in Brazil totaling $9,758, or 0.03% of consolidated net sales and 0.67% of Latin America net sales.

Our loss from operations in 2008 includes a goodwill impairment charge of $742,653, or 2.16% of consolidated net sales, ($243,190, or 1.71% of net sales, in North America; $24,125, or 0.21% of net sales, in EMEA; and $475,338, or 6.88% of net sales, in Asia Pacific). Our loss from operations in 2008 also includes reorganization and expense-reduction program costs of $18,573, or 0.05% of consolidated net sales, ($1,838, or 0.01% of net sales, in North America; $16,444, or 0.14% of net sales, in EMEA; and $291 in Asia Pacific) as discussed in Note 3 to our consolidated financial statements. In addition, our loss from operations in 2008 includes the release of a portion of our commercial tax reserve in Brazil of $8,224, or 0.02% of consolidated net sales and 0.48% of Latin America net sales.

We sell products purchased from many vendors, but generated approximately 23%, 24% and 23% of our net sales in 2010, 2009 and 2008, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors and no customers that represented 10% or more of our consolidated net sales in each of the last three years.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2010	2009	2008

Net sales	100.00%	100.00%	100.00%
Cost of sales	94.53	94.34	94.35

Gross profit	5.47	5.66	5.65
Operating expenses:
Selling, general and administrative	4.07	4.53	4.41
Impairment of goodwill	—	0.01	2.16
Reorganization costs	0.00	0.12	0.05

Income (loss) from operations	1.40	1.00	(0.97)
Other expense, net	0.13	0.09	0.14

Income (loss) before income taxes	1.27	0.91	(1.11)
Provision for income taxes	0.35	0.23	0.04

Net income (loss)	0.92%	0.68%	(1.15)%

Results of Operations for the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

Our consolidated net sales were $34,588,984, $29,515,446 and $34,362,152 in 2010, 2009 and 2008, respectively, representing an increase of 17.2% in 2010 compared to 2009 and a decrease of 14.1% in 2009 compared to 2008. Regionally, net sales from our North American operations were $14,549,103, $12,326,555 and $14,191,995 in 2010, 2009 and 2008, respectively, representing an increase of 18.0% in 2010 compared to 2009 and a decrease of 13.1% in 2009 compared to 2008. Net sales from our EMEA operations were $10,871,237, $9,483,328 and $11,534,968 in 2010, 2009 and 2008, respectively, representing an increase of 14.6% in 2010 compared to 2009 and a decrease of 17.8% in 2009 compared to 2008. Net sales from our Asia Pacific operations were $7,570,403, $6,243,455 and $6,904,640 in 2010, 2009 and 2008, respectively, representing an increase of 21.3% in 2010 compared to 2009 and a decrease of 9.6% in 2009 compared to 2008. Net sales from our Latin American operations were $1,598,241, $1,462,108 and $1,730,549 in 2010, 2009 and 2008, respectively, representing an increase of 9.3% in 2010 compared to 2009 and a decrease of 15.5% in 2009 compared to 2008. The significant increase in our consolidated and regional net sales in 2010 compared to 2009 primarily reflected the solid demand for technology products and services brought about by the improving global economy, as well as our continued global efforts to expand our line card and enhance our service levels with customers we serve in the IT market. With the global economy improving, our consolidated net sales in 2010 reached levels comparable to pre-recession periods. The translation impact of the fluctuations in foreign currencies compared to the U.S. dollar negatively impacted our EMEA regional net sales by approximately four percentage points in 2010 compared to 2009 and positively impacted our regional net sales by approximately eight percentage points in Asia Pacific and approximately six percentage points in Latin America. Foreign currency exchange rates did not have a material impact in comparing our consolidated net sales in 2010 to 2009, as the general strengthening of currencies in Asia Pacific and Latin America were offset by an overall weakening of European currencies. Our small but strategic acquisitions of CCD in the fourth quarter of 2009, Albora in the second quarter of 2010 and interAct in the third quarter of 2010 in EMEA, and VAD and Vantex in the second quarter of 2009 and Asiasoft in the second quarter of 2010 in Asia Pacific did not have a material impact in comparing our regional and consolidated net sales in 2010 to 2009. Latin America’s net sales in 2010 were negatively impacted by approximately one percent as sales in our Brazilian operation contracted year-over-year in light of operational challenges we have recently faced in that country. However, we are making structural, management and process changes in Brazil to address these issues going forward.

The significant decline in our consolidated net sales of 14.1% in 2009 compared to 2008, as well as the year-over-year declines in each region for the same period, primarily reflected the overall decline in demand for IT products and services globally resulting from the severe economic downturn. The softness in demand for IT products and services initially surfaced in North America and EMEA early in 2008. By the end of 2008, the weak macroeconomic environment had spread to substantially all of our business units in each region. Our fiscal 2008 was also a 53-week year, with an additional four business days compared to 2009. To a lesser extent, our efforts to improve our overall returns on invested capital impacted sales in 2009, as we reassessed and deliberately walked away from certain less profitable relationships. The translation impact of the fluctuations in foreign currencies compared to the U.S. dollar negatively impacted our regional net sales in 2009 compared to 2008 by approximately six percentage-points in EMEA, approximately five percentage points in Asia Pacific, approximately nine percentage-points in Latin America, and three percentage-points on our consolidated net sales. Our exit of the broad line distribution business in Finland and Norway, as well as the sale of the broad line distribution operations in Denmark, in the second quarter of 2009, also negatively impacted EMEA’s 2009 net sales by approximately two percentage-points. These decreases were partially offset by the increase in net sales of approximately one percentage-point related to the acquisitions of Eurequat and Intertrade in the fourth quarter of 2008. The year-over-year decrease in our Asia Pacific region’s net sales is net of an approximate one percentage-point increase in net sales resulting from our VAD and Vantex acquisitions completed in the second quarter of 2009. The net impact of these acquisitions and dispositions did not have a material impact in comparing our consolidated net sales in 2009 to 2008.

Our gross margin was 5.47% in 2010, 5.66% in 2009 and 5.65% in 2008. The gross margin in each year includes the positive impact of $9,112, $9,758 and $8,224, respectively, or 0.03%, 0.03% and 0.02%, respectively, of consolidated net sales, from a partial release of our commercial tax reserve in Brazil. The 19 basis point gross margin decline in 2010 compared to 2009 is primarily driven by a greater mix of lower-margin products, geographies and competitive pricing environment, as well as our strategic decision to use gross margin as one component of our efforts to drive sales growth and thereby generate higher operating leverage. Gross margins were relatively consistent between 2009 and 2008, reflecting a continued competitive, but generally stable, pricing environment during those years. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. We may experience fluctuations in our sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total SG&A expenses were $1,406,721, $1,337,696 and $1,512,578 in 2010, 2009 and 2008, respectively. Total SG&A expenses as a percentage of net sales were 4.07%, 4.53% and 4.41% in 2010, 2009 and 2008, respectively. Our SG&A expenses, as a percentage of net sales, declined in 2010 compared to 2009, primarily due to the leverage from our higher volume of net sales, the continued positive impact of reorganization and profit enhancement actions taken in 2009 and earlier, and ongoing cost control measures throughout our business in 2010. The year-over-year increase in SG&A expenses of $69,025, or 5.2%, primarily reflects: the overall growth in our traditional distribution business, where we continue to generate solid operating leverage; increased sales in our logistics operation, which has a substantially higher expense ratio than our traditional distribution business; investments in growth initiatives and system and process improvements; additional expenses of $11,000 resulting from our acquisitions over the last year; and an increase in stock-based compensation expense of $4,835 associated with our long-term incentive plans; partially offset by savings from our expense-reduction initiatives implemented in 2008 and 2009; the absence of expense-reduction costs of $3,553 incurred in 2009; savings of approximately $9,000 from our exit of the broad line distribution business in EMEA’s Nordic region during the second quarter of 2009; and a benefit of $2,380 related to the gain on the sale of land and a building in EMEA in the first quarter of 2010. Foreign currency exchange rates did not have a material impact in comparing total SG&A expenses in 2010 to 2009. Our SG&A expenses, as a percentage of net sales, increased in 2009 compared to 2008, primarily due to the significant year-over-year decline in consolidated net sales as a result of the downturn in the global economies which began in early 2008. The year-over-year decline in SG&A expenses of 11.6% in 2009 was primarily attributable to the benefits of our expense-reduction initiatives implemented since mid-2008. The actions completed in the second half of 2008 and through all of 2009 generated an estimated annualized reduction in total costs of approximately $130,000 compared to our run rate in the first quarter of 2008. However, because many of these actions, and the related cost reductions, were completed throughout 2009, we did not realize the full impact in SG&A expense until 2010. Also contributing to the 2009 decline versus 2008 were the lower variable expenses associated with reduced sales levels, and the translation effect of weaker foreign currencies compared to the U.S. dollar, which generated approximately $30,000, or approximately two percentage-points, of the decline, partially offset by an increase in stock-based compensation of $7,382 and the addition of approximately $6,600 from our recent acquisitions, or a total of approximately one percentage-point of the change in SG&A expenses.

As discussed in our critical accounting policies and estimates, in 2009 and 2008, we recorded charges of $2,490 and $742,653, or 0.01% and 2.16% of consolidated net sales, respectively, for the full impairment of our goodwill. The 2009 charge was entirely in Asia Pacific, related to goodwill from our 2009 acquisitions of VAD and Vantex. The 2008 charge consisted of $243,190 in North America; $24,125 in EMEA; and $475,338 in Asia Pacific (also, see Notes 2 and 4 to our consolidated financial statements).

In 2010, we recorded a net additional charge to reorganization costs of $1,137 primarily related to a previously restructured facility in North America for which we now estimate we will incur higher costs than originally anticipated through the life of the remaining lease. In 2009, we incurred a net charge for reorganization costs of $34,083, or approximately 0.12% of consolidated net sales, which consisted of (a) $18,573 of employee termination benefits for workforce reductions in all four regions, (b) $11,993 in facility consolidations in North America and EMEA, (c) $819 for contract terminations primarily for equipment leases in North America, and (d) an adjustment of $2,698 primarily for higher than expected costs to settle lease obligations related to previous reorganization actions recorded primarily in North America in earlier years. In 2008, we incurred a net charge for reorganization costs of $17,029, or approximately 0.05% of consolidated net sales, which consisted of (a) $14,588 of employee termination benefits for workforce reductions associated with the restructuring of the regional headquarters in EMEA and certain reductions of administrative and back-office positions in the North America and Asia Pacific regions, (b) $2,571 in facility consolidations in EMEA and (c) $400 for contract terminations for equipment leases in North America, partially offset by (d) $530 for the reversal of certain excess lease obligation reserves from reorganization actions recorded in earlier years. We may pursue other business process and/or organizational changes, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future.

Our consolidated operating margins were 1.40% and 1.00% in 2010 and 2009, respectively, compared to a negative operating margin of 0.97% in 2008. Regionally, operating margins from our North American operations were 1.58% and 0.86% in 2010 and 2009, respectively, and a negative operating margin of 0.35% in 2008. Operating margins from our EMEA operations were 1.25%, 0.98% and 0.36% in 2010, 2009 and 2008, respectively. Operating margins from our Asia Pacific operations were 1.49% and 1.34% in 2010 and 2009, respectively, and a negative operating margin of 5.12% in 2008. Operating margins from our Latin American operations were 2.02%, 2.46% and 2.50% in 2010, 2009 and 2008, respectively. Our operating margin included the positive impact of 0.03%, 0.03% and 0.02% of our consolidated net sales (0.57%, 0.67% and 0.48% of Latin America’s net sales) in 2010, 2009 and 2008, respectively, from the previously discussed partial releases of reserves for commercial taxes in Brazil. Operating margin was negatively impacted by goodwill impairment charges of 0.01% of our consolidated net sales (0.04% of Asia Pacific net sales) in 2009 and 2.16% of our consolidated net sales (1.71% of North American net sales, 0.21% of EMEA net sales, and 6.88% of Asia Pacific net sales) in 2008. Lastly, our reorganization efforts and related charges negatively impacted our operating margins in 2009 and 2008 by 0.13% and 0.05% of consolidated net sales, respectively. Regionally, these negative impacts in 2009 and 2008, respectively, were 0.20% and 0.01% of North American net sales and 0.10% and 0.14% of EMEA net sales. In 2009, Asia Pacific and Latin America also had negative impacts to operating margin of 0.06% and 0.02% of the respective region’s net sales.

Aside from the impact of commercial taxes, goodwill impairment and reorganization charges as discussed above, the overall increase in our consolidated operating margin, as well as the operating margins in our North American, EMEA and Asia Pacific regions, in 2010 compared to 2009 were largely due to the economies of scale realized from the higher net sales in the current year and a full year of benefits from our expense-reduction initiatives completed through the end of 2009. In Latin America, our operating margin decreased in 2010 compared to 2009, which was primarily attributable to operational challenges in our Brazilian operations and the investments in infrastructure and process improvements we made during 2010 to address these issues. From 2008 to 2009, our consolidated operating margin and the operating margins of each of our regions each declined outside of the impacts of commercial taxes, goodwill impairment and reorganization charges. Generally this year-over-year decline is a function of: the rapid decline in our net sales, at a pace faster than we were able to reduce costs through our reorganization actions; the related reduction in volume-based rebates in 2009; and the more competitive pricing environment as the economic downturn worsened into 2009. These factors were partially offset by gross margin improvement from mix of business and pricing discipline throughout the business. In EMEA, we also mitigated the impact of these factors on our profitability through the previously discussed disposition of certain operations in the Nordic region.

Net other expense consisted primarily of interest income and expense, foreign currency exchange gains and losses, costs of discounting drafts received from customers, primarily in EMEA, and other non-operating gains and losses. We incurred net other expense of $46,372, $26,692 and $49,969 in 2010, 2009 and 2008, respectively. The increase in 2010 compared to 2009 is primarily attributable to higher interest expense related to the August 2010 offering of $300,000 in senior unsecured notes; $6,482 in higher costs related to discounting drafts received from our customers; lower net cash positions as a result of $152,285 in share repurchases during 2010; and increased working capital required to support year-over-year sales growth, partially offset by a net foreign exchange gain. The decrease in 2009 compared to 2008 primarily reflects lower net interest expense from decreased borrowings associated with the lower volume of business and overall declines in average interest rates, partially offset by higher foreign currency exchange losses.

Our provision for income taxes in 2010, 2009 and 2008 was $120,001, $67,110 and $12,783, respectively. Our effective tax rate in 2010, 2009 and 2008 was 27.4%, 24.9% and (3.3%), respectively. Our effective tax rate in 2010, 2009 and 2008 was positively impacted by the $9,112, $9,758 and $8,224, respectively, for reversals of portions of the reserve for a Brazilian commercial tax charge for which we did not recognize an income tax expense, consistent with the negative impact of $30,134 net Brazilian commercial tax charge in 2007, for which we did not recognize an income tax benefit. Because a majority of the goodwill impairment charge in 2008 is non-deductible for tax purposes, only $82,873 of tax benefit was realized from the charge. As a result, we had a tax provision on a pre-tax loss in 2008. The 2008 tax provision also included the release of tax reserves related to certain hedge gains recorded in a prior period, offset in part by an increase in our valuation allowances placed against certain of our deferred tax assets in certain EMEA business units. Aside from the items discussed above, the changes in our effective tax rates in 2010, 2009 and 2008 were primarily attributable to the increase in revenue, shifts in product mix, changes in the proportion of income earned within the various taxing jurisdictions, and impacts of our ongoing tax strategies. Our effective tax rate includes the impact of not providing U.S. taxes on undistributed foreign earnings considered indefinitely reinvested.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Part I, Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended January 1, 2011. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

				Income		Diluted
			Income	Before		Earnings
	Net	Gross	From	Income	Net	Per
	Sales	Profit	Operations	Taxes	Income	Share

2010
Quarter Ended:(1)(2)
April 3, 2010	$8,095,954	$441,462	$105,689	$97,232	$70,328	$0.42
July 3, 2010	8,156,328	437,453	104,576	94,723	67,727	0.41
October 2, 2010	8,453,835	453,525	106,911	88,562	64,989	0.41
January 1, 2011	9,882,867	559,851	167,257	157,544	115,016	0.71
2009
Quarter Ended:(2)(3)
April 4, 2009	$6,745,084	$381,004	$45,246	$37,625	$27,466	$0.17
July 4, 2009	6,578,598	386,105	40,993	34,248	25,344	0.15
October 3, 2009	7,384,574	401,910	63,181	56,408	42,306	0.25
January 2, 2010	8,807,190	501,190	146,520	140,967	107,023	0.64

(1)	Includes the pre-tax impact of reorganization costs (credits) as follows: first quarter, ($169); second quarter, ($189); and fourth quarter, $1,495. The first quarter includes a pre-tax gain of $2,380 on the sale of land and building in EMEA, recorded as a reduction of SG&A expenses, while the fourth quarter includes a $9,112 partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales.

(2)	Diluted earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

(3)	Includes the pre-tax impact of charges related to reorganization costs and expense-reduction program costs as follows: first quarter, $14,224; second quarter, $7,353; third quarter, $8,399; and fourth quarter, $7,660. The second quarter includes a pre-tax charge of $2,490 for the impairment of goodwill, while the fourth quarter includes a $9,758 partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales.

Liquidity and Capital Resources

Cash Flows

We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for 2010, 2009 and 2008.

Our cash and cash equivalents totaled $1,155,551 and $910,936 at January 1, 2011 and January 2, 2010, respectively. The higher cash and cash equivalents level at January 1, 2011 compared to January 2, 2010, primarily reflects the ongoing generation of profits from the business excluding noncash items and the net proceeds from issuance of our $300,000 senior unsecured notes, partially offset by: our investment in the business in the form of net working capital to address our year-over-year sales growth; our repurchases of Class A Common Stock; net repayments of debt; and investments in acquisitions and property and equipment. As of January 1, 2011 and January 2, 2010, we have book overdrafts of $517,107 and $411,944, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We have closely managed our overall working capital investment in 2010 and 2009 and our low level of working capital days achieved as of January 1, 2011 and January 2, 2010 was at the low end or better than our targeted range. Our investment in working capital may increase in future periods. For instance, we recently have and may continue to pursue profitable sales and market share growth and/or new business opportunities through targeted investment in working capital. This could include our strategic pursuit of additional early pay discounts on trade accounts payable or purchase discounts on inventory, or we may allow extended payment terms or larger credit lines to certain customers. While each of these factors may yield net additional investment in working capital, as well as sales growth and/or improved profitability, we also continue to manage the risks associated with these strategies and the optimization of our resulting returns on invested capital.

Operating activities provided net cash of $179,322, $240,801, and $553,944 in 2010, 2009 and 2008, respectively. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by both fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities in 2010 principally reflects our net income before noncash charges, offset partially by an increase in our net working capital. The principal driver of the investment is the previously discussed higher sales volumes in 2010, as our working capital days outstanding were relatively consistent at the end of both 2010 and 2009. The net cash provided by operating activities in 2009 also principally reflects our net income before noncash charges, partially offset by an increase in our net working capital. The increase in net working capital reflects higher levels of sales to close out the fourth quarter of 2009 compared to the end of 2008 as we began to see some positive trends in the macroeconomic environment by the end of 2009 compared to the end of 2008. Conversely, in 2008 our sales volumes were contracting significantly through the end of the year, which yielded a net decrease in working capital investment. This impact, when added to our net income before noncash charges, generated our largest cash flow from operations for the three years presented herein.

Investing activities used net cash of $79,351, $99,908 and $61,437 in 2010, 2009 and 2008, respectively. The net cash used by investing activities in 2010 was primarily due to capital expenditures of $76,292 and cash payments primarily related to the acquisitions of Albora, interAct and Asiasoft totaling $8,329. The net cash used by investing activities in 2009 was primarily due to capital expenditures of $68,667 and cash payments primarily related to the acquisitions of CCD, VAD and Vantex totaling $35,415. The net cash used by investing activities in 2008 was primarily due to capital expenditures of $81,359 and cash payments related to acquisitions of $12,347, partially offset by the collection of collateral deposits. The capital expenditures for 2010, 2009 and 2008 were primarily for expected investments to enhance our underlying infrastructure and IT systems. We presently estimate that our capital expenditures will approximate $100,000 in 2011 for ongoing investments to support existing infrastructure and continued enhancements in our IT systems and equipment for a new warehouse in our Australian operation.

Financing activities provided net cash of $146,357 in 2010 and used net cash of $51,178 and $271,351 in 2009 and 2008, respectively. The net cash provided by financing activities in 2010 primarily reflects $297,152 in net proceeds from the issuance of our $300,000 senior unsecured notes due in 2017 and $38,439 in proceeds from the exercise of stock options, partially offset by the repurchase of Class A Common Stock of $152,285 under our stock repurchase programs, and net repayments of $40,672 on our debt facilities and senior unsecured term loan. The net cash used by financing activities in 2009 primarily reflects net repayments of $89,898 on our debt facilities and our senior unsecured term loan, partially offset by $34,635 in proceeds from the exercise of stock options. The net cash used by financing activities in 2008 primarily reflects net repayments of $323,243 on our debt facilities and the repurchase of Class A Common Stock of $222,346, partially offset by $250,000 of proceeds from our senior unsecured term loan and $23,256 in proceeds from the exercise of stock options.

Our debt and cash levels are highly influenced by our working capital needs. As such, our cash balances and borrowings fluctuate from period-to-period and may also fluctuate significantly within a quarter. The fluctuation is primarily the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any point in time.

Acquisitions and Dispositions

In 2010, we acquired all of the outstanding shares of interAct and Albora in our EMEA region and the assets and liabilities of Asiasoft in our Asia Pacific region. These acquisitions further strengthened our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329.

In 2009, we acquired certain assets of CCD in the United Kingdom and the assets and liabilities of VAD in New Zealand, which further strengthened our distribution capabilities in the mid- to high-end enterprise markets in EMEA and Asia Pacific. In 2009, we also acquired the assets and liabilities of Vantex, which operated in five countries in the Asia Pacific region. The Vantex acquisition further strengthened our distribution capabilities for AIDC/POS technologies. These three businesses were acquired for an aggregate cash price of $32,681 plus an estimated earn-out amount of $935. In 2009, we sold our broadline operations in Denmark. The sales proceeds and the related gain on sale were not material.

In 2008, we acquired Eurequat in France, Intertrade in Germany, Paradigm in the United Kingdom and Cantechs Group in China. These acquisitions further expanded our value-added distribution of AIDC/POS solutions in EMEA and in Asia Pacific. These businesses were acquired for an aggregate cash price of $12,347, including related acquisition costs, plus an estimated earn-out subject to final true-up.

For a full discussion of the above acquisitions and disposition, refer to Note 4 of our consolidated financial statements.

Capital Resources

We have maintained a conservative capital structure which we believe will continue to serve us well in an economic environment that, while having shown marked recovery from the recent recession, remains somewhat uncertain. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2017. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the U.S. and are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 10 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings”), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities or other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.

In August 2010, we issued through a public offering $300,000 of 5.25% senior unsecured notes due 2017 in North America, resulting in cash proceeds of approximately $297,152, net of discount and issuance costs of approximately $2,848. Interest on the notes is payable semiannually in arrears on March 1 and September 1, commencing March 1, 2011. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.

In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013. We had no borrowings at January 1, 2011 under this new North American financing program and we had no borrowings under the terminated facility at January 2, 2010.

In January 2010, we entered into a new revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $134,000 at January 1, 2011. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at January 1, 2011 under this EMEA financing program.

We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013 and respectively provide for a maximum borrowing capacity of £60,000, or approximately $93,000, and €90,000, or approximately $120,000, at January 1, 2011. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At January 1, 2011 and January 2, 2010, we had no borrowings outstanding under these EMEA financing programs.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia Pacific, which matures in September 2011 and provides borrowing capacity of up to 210,000 Australian dollars, or approximately $215,000, at January 1, 2011. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings outstanding at January 1, 2011 and had $57,526 outstanding at January 2, 2010 under this Asia Pacific financing program.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia Pacific facilities. At January 1, 2011, our actual aggregate available capacity under these programs was approximately $1,037,000 based on eligible trade accounts receivable available, against which we had no borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 1, 2011, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,287,000.

We have a senior unsecured term loan facility with a bank syndicate in North America with an outstanding balance of $234,375 at January 1, 2011 and $246,875 at January 2, 2010. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.

In connection with the senior unsecured term loan facility, we have an interest rate swap agreement for a notional amount at January 1, 2011 of $184,375 of the term loan principal amount, the effect of which is to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly since November 2009 and the swap expires in August 2012, consistent with the maturity schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At January 1, 2011 and January 2, 2010, the mark-to-market value of the interest rate swap amounted to $9,252 and $9,662, respectively, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $243,627 and $256,537, respectively.

We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. At January 1, 2011 and January 2, 2010, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At both January 1, 2011 and January 2, 2010, letters of credit of $5,000 were issued to certain vendors to support payment of insurance claims. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

We have a 20,000 Australian dollar, or approximately $20,000 at January 1, 2011, senior unsecured credit facility that matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. We had no borrowings outstanding at January 1, 2011 and had $861 outstanding at January 2, 2010 under this Asia Pacific facility.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $596,000 at January 1, 2011. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 1, 2011 and January 2, 2010, respectively, we had $92,774 and $64,571 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.8% and 5.1% per annum, respectively, at January 1, 2011 and January 2, 2010. At January 1, 2011 and January 2, 2010, letters of credit totaling $21,941 and $22,112, respectively, were issued principally to support the performance by our subsidiaries with respect to certain lease agreements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of some of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 1, 2011, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements or other agreements with our creditors as discussed above.

Trade Accounts Receivable Factoring Programs

In July 2010, we entered into an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored cannot exceed $150,000. In the same month, we also entered into an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored cannot exceed €40,000, or approximately $53,000 at January 1, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At January 1, 2011, we had a total of $112,484 of trade accounts receivable sold to and held by the financial institutions under these programs.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our financing capacity and contractual obligations at January 1, 2011, and the effects that scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to our $300,000 of 5.25% senior unsecured notes and $184,375 of the senior unsecured term loan, which is fixed at approximately 5%, through the interest rate swap, all other interest is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period
	Total	Balance	Less Than			After
Contractual Obligations	Capacity	Outstanding	1 Year	1 — 3 Years	3 — 5 Years	5 years

Senior unsecured notes	$300,000	$300,000	$—	$—	$—	$300,000
North American revolving trade accounts receivable-backed financing program(1)	500,000	—	—	—	—	—
EMEA revolving trade accounts receivable-backed financing programs(1)	347,000	—	—	—	—	—
Asia Pacific revolving trade accounts receivable-backed financing program(1)	215,000	—	—	—	—	—
Senior unsecured term loan(2)	243,627	243,627	12,500	231,127	—	—
Revolving senior unsecured credit facilities(3)	295,000	—	—	—	—	—
Lines of credit and other(3)	596,000	92,774	92,774	—	—	—

Subtotal	2,496,627	636,401	105,274	231,127	—	300,000
Minimum payments under:
Operating leases(4)	411,557	411,557	79,571	126,445	83,216	122,325
IT and business process outsourcing agreements(5)	11,355	11,355	5,225	6,130	—	—
Liability for unrecognized tax benefits(6)	1,737	1,737	1,737	—	—	—

Total	$2,921,276	$1,061,050	$191,807	$363,702	$83,216	$422,325

(1)	The aggregate capacity amount of $1,062,000 in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of January 1, 2011, our actual aggregate capacity under these programs based on eligible trade accounts receivable was approximately $1,037,000.

(2)	The capacity amount in the table above includes the mark-to-market value of the interest rate swap which amounts to $9,252 (see Note 6 to our consolidated financial statements).

(3)	The capacity amount in the table above represents the maximum capacity available under these facilities. Certain of these facilities can also be used to support letters of credit. At January 1, 2011, letters of credit totaling $26,941 were issued to certain vendors to support payment of insurance claims or the performance by our subsidiaries with respect to certain lease arrangements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit also reduces our available capacity under the respective facilities by the same amount.

(4)	We lease the majority of our facilities and certain vehicles and equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have had original noncancelable lease terms in excess of 12 months.

(5)	In December 2008, we renewed for another five years our agreement with a third-party provider of IT outsourcing services. The services include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; and worldwide voice/PBX. This agreement is cancelable at our option. We also have an agreement with a leading global IT outsource service provider. The services provided include certain IT functions related to our application development functions. This agreement expires in August 2011 and may be terminated by us subject to payment of termination fees. Amounts in this table represent future minimum payments in excess of one year for our IT and business process outsourcing agreements.

(6)	At January 1, 2011, our liability for unrecognized tax benefits, including interest and penalties, was $26,647, the long-term portion of which amounted to $24,910. We are not able to reasonably estimate the timing of payments of the long-term portion of our liability for unrecognized tax benefits, or the amount the long-term portion will increase or decrease over time; therefore, this portion of the liability was excluded in the contractual obligations table above (see Note 7 to our consolidated financial statements).

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for both 2010 and 2009. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $21,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

Because our commitments under our employee benefit plans are not fixed amounts, they have not been included in the contractual obligations table.

Other Matters

See Part I, Item 3 “Legal Proceedings” for discussions of legal matters and contingencies.

New Accounting Standards

See Note 2 to our consolidated financial statements for the discussion of new accounting standards.

Market Risk

We are exposed to the impact of foreign currency fluctuations and interest rate changes due to our international sales and global funding. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency or interest rate transactions for speculative purposes.

Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2010, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringit, New Zealand dollars, Philippine pesos, Singaporean dollars, Sri Lankan rupees, Thai baht, Argentine pesos, Brazilian reais, Chilean pesos and Mexican pesos.

We are exposed to changes in interest rates on a portion of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our management objective is to finance our business at interest rates that are competitive in the marketplace while moderating our exposure to volatility in interest costs. To achieve our objectives, we utilize both variable- and fixed-rate debt with a portion of our variable interest rate exposure mitigated through interest rate swaps.

Market Risk Management

Foreign exchange and interest rate risk and related derivatives used are monitored using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk, or VaR. The VaR model determines the maximum potential loss in the fair value of market-sensitive financial instruments assuming a one-day holding period. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). The model includes all of our forwards, interest rate swaps, fixed-rate debt and nonfunctional currency denominated cash and debt (i.e., our market-sensitive derivative and other financial instruments as defined by the SEC). The trade accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

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

	Interest Rate	Currency Sensitive
	Sensitive Financial	Financial	Combined
	Instruments	Instruments	Portfolio

VaR as of January 1, 2011	$8,898	$105	$6,632
VaR as of January 2, 2010	9,541	122	3,311

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET
(In 000s, except par value)

	Fiscal Year End
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,155,551	$910,936
Trade accounts receivable (less allowances of $75,794 and $75,018)	4,138,629	3,943,243
Inventory	2,914,525	2,499,895
Other current assets	381,383	392,831

Total current assets	8,590,088	7,746,905
Property and equipment, net	247,395	221,710
Intangible assets, net	81,992	92,054
Other assets	164,557	118,681

Total assets	$9,084,032	$8,179,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,593,694	$4,296,224
Accrued expenses	536,218	423,365
Short-term debt and current maturities of long-term debt	105,274	77,071

Total current liabilities	5,235,186	4,796,660
Long-term debt, less current maturities	531,127	302,424
Other liabilities	76,537	68,453

Total liabilities	5,842,850	5,167,537

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized;
182,458 and 179,478 shares issued and 158,745 and
164,383 shares outstanding in 2010 and 2009, respectively	1,825	1,795
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,259,406	1,201,577
Treasury stock, 23,713 and 15,095 shares in 2010 and 2009, respectively	(388,817)	(243,219)
Retained earnings	2,200,755	1,882,695
Accumulated other comprehensive income	168,013	168,965

Total stockholders’ equity	3,241,182	3,011,813

Total liabilities and stockholders’ equity	$9,084,032	$8,179,350

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)

	Fiscal Year Ended
	2010	2009	2008

Net sales	$34,588,984	$29,515,446	$34,362,152
Cost of sales	32,696,693	27,845,237	32,422,061

Gross profit	1,892,291	1,670,209	1,940,091

Operating expenses:
Selling, general and administrative	1,406,721	1,337,696	1,512,578
Impairment of goodwill	—	2,490	742,653
Reorganization costs	1,137	34,083	17,029

	1,407,858	1,374,269	2,272,260

Income (loss) from operations	484,433	295,940	(332,169)

Other expense (income):
Interest income	(4,858)	(9,088)	(18,337)
Interest expense	39,259	28,177	64,548
Net foreign exchange loss (gain)	(424)	3,886	1,105
Other	12,395	3,717	2,653

	46,372	26,692	49,969

Income (loss) before income taxes	438,061	269,248	(382,138)
Provision for income taxes	120,001	67,110	12,783

Net income (loss)	$318,060	$202,138	$(394,921)

Basic earnings (loss) per share	$1.98	$1.24	$(2.37)

Diluted earnings (loss) per share	$1.94	$1.22	$(2.37)

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In 000s)

					Accumulated
	Common	Additional			Other
	Stock	Paid-in	Treasury	Retained	Comprehensive
	Class A	Capital	Stock	Earnings	Income (Loss)	Total

December 29, 2007	$1,742	$1,114,031	$(25,061)	$2,075,478	$260,752	$3,426,942
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	24	18,146				18,170
Income tax provision from stock plan awards		(784)				(784)
Stock-based compensation expense		14,845				14,845
Repurchase of Class A Common Stock			(222,346)			(222,346)
Issuance of treasury shares, net of shares withheld for employee taxes		(1,093)	1,093			—
Comprehensive loss				(394,921)	(186,061)	(580,982)

January 3, 2009	1,766	1,145,145	(246,314)	1,680,557	74,691	2,655,845
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	29	33,379				33,408
Income tax benefits for stock plan awards		3,921				3,921
Stock-based compensation expense		22,227				22,227
Issuance of treasury shares, net of shares withheld for employee taxes		(3,095)	3,095			—
Comprehensive income				202,138	94,274	296,412

January 2, 2010	1,795	1,201,577	(243,219)	1,882,695	168,965	3,011,813
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	30	34,049				34,079
Income tax benefits for stock plan awards		3,405				3,405
Stock-based compensation expense		27,062				27,062
Repurchase of Class A Common Stock			(152,285)			(152,285)
Issuance of treasury shares, net of shares withheld for employee taxes		(6,687)	6,687			—
Comprehensive income				318,060	(952)	317,108

January 1, 2011	$1,825	$1,259,406	$(388,817)	$2,200,755	$168,013	$3,241,182

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)

	Fiscal Year Ended
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$318,060	$202,138	$(394,921)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	61,549	68,590	68,404
Impairment of goodwill	—	2,490	742,653
Stock-based compensation	27,062	22,227	14,845
Excess tax benefit from stock-based compensation	(3,723)	(4,085)	(982)
Gain on sale of land and building	(2,380)	—	—
Noncash charges for interest	1,264	278	382
Deferred income taxes	(8,361)	5,920	(76,330)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(208,829)	(754,699)	783,824
Inventory	(421,551)	(179,341)	387,723
Other current assets	(22,110)	40,829	28,941
Accounts payable	233,017	772,194	(831,480)
Change in book overdrafts	105,163	96,911	(10,994)
Accrued expenses	100,161	(32,651)	(158,121)

Cash provided by operating activities	179,322	240,801	553,944

Cash flows from investing activities:
Purchase of property and equipment	(76,292)	(68,667)	(81,359)
Sale of (investments in) marketable trading securities	1,346	704	(2,731)
Proceeds from sale of land and building	3,924	—	—
Collection of short-term collateral deposits on financing arrangements	—	3,470	35,000
Acquisitions, net of cash acquired	(8,329)	(35,415)	(12,347)

Cash used by investing activities	(79,351)	(99,908)	(61,437)

Cash flows from financing activities:
Proceeds from exercise of stock options	38,439	34,635	23,256
Repurchase of Class A Common Stock	(152,285)	—	(222,346)
Excess tax benefit from stock-based compensation	3,723	4,085	982
Net proceeds from issuance of senior unsecured notes	297,152	—	—
Proceeds from (repayment of) senior unsecured term loan	(12,500)	(3,125)	250,000
Net repayments on revolving credit facilities	(28,172)	(86,773)	(323,243)

Cash provided (used) by financing activities	146,357	(51,178)	(271,351)
Effect of exchange rate changes on cash and cash equivalents	(1,713)	57,726	(37,287)

Increase in cash and cash equivalents	244,615	147,441	183,869
Cash and cash equivalents, beginning of year	910,936	763,495	579,626

Cash and cash equivalents, end of year	$1,155,551	$910,936	$763,495

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$33,985	$27,424	$63,448
Income taxes	87,294	90,679	86,076

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency in 000s, except per share data)

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

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2010,” “2009,” and “2008” represent the 52- or 53-week fiscal years ended January 1, 2011 (52-weeks), January 2, 2010 (52-weeks) and January 3, 2009 (53-weeks), respectively.

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

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collection is reasonably assured. Service revenues represent less than 10% of total net sales for 2010, 2009 and 2008. We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. We also have limited contractual relationships with certain of our customers and suppliers whereby we assume an agency relationship in the transaction. In such arrangements, we recognize the net fee associated with serving as an agent in sales.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell products purchased from many vendors, but generated approximately 23%, 24% and 23% of our net sales in fiscal years 2010, 2009 and 2008, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors whose products represented 10% or more of our net sales for each of the last three fiscal years.

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

Foreign Currency Translation and Remeasurement

Financial statements of our foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of several operations within our EMEA, Asia Pacific and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are translated into U.S. dollar at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and nonmonetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Book overdrafts of $517,107 and $411,944 as of January 1, 2011 and January 2, 2010, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of January 1, 2011 and January 2, 2010, or any balance on any given date.

Trade Accounts Receivable Factoring Programs

In July 2010, we entered into an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored cannot exceed $150,000. In the same month, we also entered into an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored cannot exceed €40,000, or approximately $53,000 at January 1, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase such receivables. At January 1, 2011, we had a total of $112,484 of trade accounts receivable sold to and held by the financial institutions under these programs.

Inventory

Our inventory consists of finished goods purchased from various vendors for resale. Inventory is stated at the lower of average cost or market, and is determined from the price we pay vendors, including freight and duties. We do not include labor, overhead or other general or administrative costs in our inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives noted below. We also capitalize computer software costs that meet both the definition of internal-use software and defined criteria for capitalization. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Depreciable lives of property and equipment are as follows:

Buildings	40 years
Leasehold improvements	3-17 years
Distribution equipment	5-10 years
Computer equipment and software	3-7 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Long-Lived and Intangible Assets

We assess potential impairments to our long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amount of the finite-lived identifiable intangible assets of $179,267 and $172,363 at January 1, 2011 and January 2, 2010, respectively, are amortized over their remaining estimated lives ranging up to 17 years. The net carrying amount was $81,992 and $92,054 at January 1, 2011 and January 2, 2010, respectively. Amortization expense was $16,743, $17,270 and $15,877 for 2010, 2009 and 2008, respectively.

Our impairment analyses for 2010, 2009 and 2008 yielded no impairments to our long-lived and other identifiable intangible assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and should be reviewed at least annually for potential impairment.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our 2009 acquisitions of Value Added Distributors Limited (“VAD”) and Vantex Technology Distribution Limited (“Vantex”) in Asia Pacific yielded additional goodwill of $2,490. In light of the continued weak demand for IT products and services in Asia Pacific and globally in 2009, our Asia Pacific reporting unit fair value continued to be below the carrying value of its assets. As such, we recorded a charge for the full impairment of the newly recorded goodwill from these two acquisitions in 2009.

Following these impairment charges, we have no goodwill as of January 1, 2011 and January 2, 2010.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, as well as derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. Credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographic areas. No single customer has accounted for 10% or more of our consolidated net sales and no customer accounts receivable balance was greater than 10% at January 1, 2011. However, one retail customer in EMEA accounted for approximately 11% of our outstanding consolidated trade accounts receivable at January 2, 2010, the majority of which was covered by credit insurance. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in certain locations and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.

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

All derivatives are recorded in our consolidated balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. Changes in the fair value of derivatives not designated as cash flow hedges are recorded in current earnings.

The notional amount of forward exchange contracts is the amount of foreign currency bought or sold at maturity. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. Notional amounts are indicative of the extent of our involvement in the various types and uses of derivative financial instruments but are not a measure of our exposure to credit or market risks through our use of derivatives.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurement

The carrying amounts of our cash equivalents, trade accounts receivable, marketable trading securities (included in other current assets in our consolidated balance sheet), accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. Our U.S., EMEA and Asia Pacific revolving trade accounts receivable-backed financing programs bear interest at variable rates based on designated commercial paper rates and local reference rates, respectively, plus a predetermined fixed margin. The interest rates of our revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also reset regularly. The carrying amounts of all these facilities approximate their fair value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for our credit profile. The outstanding balance of $234,375 on our senior unsecured term loan bears interest at a rate based on LIBOR plus a margin. The LIBOR rate of this facility resets monthly. The margin, which is generally fixed, may be adjusted based on our debt ratings and leverage ratio. Such adjustments would reflect our credit profile and would be deemed to result in interest rates materially consistent with available market rates. We have an interest rate swap agreement for a notional amount at January 1, 2011 of $184,375 of the above term loan principal amount, the effect of which is to swap the LIBOR portion for $184,375 of the floating-rate obligation for a fixed-rate obligation. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly since November 2009, consistent with the maturity schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At January 1, 2011 and January 2, 2010, the mark-to-market value of the interest rate swap amounted to $9,252 and $9,662, respectively, and was recorded as an increase to our outstanding debt with a corresponding adjustment to other comprehensive income. As such, the carrying value of the debt approximates its fair value. The margin related to the unhedged principal of $50,000 of the senior unsecured term loan adjusts regularly based on LIBOR plus a margin based on our debt ratings and leverage ratio. As such, the carrying value of the variable rate portion of the debt approximates its fair value.

Our senior unsecured notes issued in August 2010 (see Note 6) had a fair value of approximately $302,000 at January 1, 2011.

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

The components of comprehensive income (loss) are as follows:

	Fiscal Year Ended
	2010	2009	2008

Net income (loss)	$318,060	$202,138	$(394,921)
Changes in foreign currency translation adjustments and other	(952)	94,274	(186,061)

Comprehensive income (loss)	$317,108	$296,412	$(580,982)

Accumulated other comprehensive income included in stockholders’ equity totaled $168,013 and $168,965 at January 1, 2011 and January 2, 2010, respectively, and consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement (see Note 6).

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

The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2010	2009	2008

Net income (loss)	$318,060	$202,138	$(394,921)

Weighted average shares (in 000s)	160,504	162,993	166,543

Basic earnings (loss) per share	$1.98	$1.24	$(2.37)

Weighted average shares (in 000s) including the dilutive effect of stock-based awards (3,357 and 2,573 for 2010 and 2009, respectively)	163,861	165,566	166,543

Diluted earnings (loss) per share	$1.94	$1.22	$(2.37)

There were approximately 5,266,000 and 9,455,000 outstanding stock-based awards in 2010 and 2009, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect. There were approximately 12,048,000 outstanding stock-based awards in 2008, all of which were excluded from the computation of diluted EPS because of our net loss that year.

Income Taxes

We estimate income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating the actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We are required to assess the likelihood that the deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider, among other things, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. Changes in events or variances from expectations could lead us to revise our estimate of the amount of our deferred tax assets ultimately expected to be realized in the future, which could result in the provision of an additional valuation allowance or reduction thereof. Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if such indefinitely reinvested policy is altered.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in our consolidated statement of income.

Accounting for Stock-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of stock options and the closing market price of our common stock on the date of the grant to determine the fair value of our restricted stock and restricted stock units. Stock-based compensation expense is recorded for all stock options, restricted stock and restricted stock units that are ultimately expected to vest as the requisite service is rendered. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term of outstanding stock-based awards. We estimate the forfeiture rate based on our historical experience during the preceding five fiscal years.

New Accounting Standards

In October 2009, the FASB issued a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective for us beginning January 2, 2011 (the first day of fiscal 2011). Our adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued a guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 categories and the reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. We adopted this guidance effective the first quarter of fiscal 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosure requirement is effective for us beginning January 2, 2011 (the first day of fiscal 2011), which is not expected to have a material impact on our disclosures.

Note 3 —	Reorganization Costs

In the second half of 2008 and through 2009, we implemented cost-reduction programs in all of our regions to align our level of operating expenses with declines in sales volume resulting from the economic downturn. We incurred net charges in 2009 and 2008 of $34,083 and $17,029, respectively, for reorganization costs, and $3,553 and $1,544, respectively, for other costs associated with these reorganization actions that were charged to SG&A expenses. Our reorganization costs incurred in 2009, which totaled $31,385 ($18,180 in North America, $9,456 in EMEA, $3,416 in Asia Pacific and $333 in Latin America) were comprised of: employee termination benefits for workforce reductions of approximately 980 employees (525 in North America, 305 in EMEA, 130 in Asia Pacific and 20 in Latin America); and costs related to lease liabilities, net of estimated sublease income for the exited facilities in North America, EMEA and Asia Pacific. Also included in 2009 is an increase to reorganization liabilities of $2,698 primarily for higher than expected costs to settle lease obligations related to actions taken in previous years. In 2009, other costs associated with the reorganization actions totaled $3,553 ($3,134 in North America, $261 in EMEA and $158 in Asia Pacific) charged to SG&A expenses, comprised primarily of accelerated depreciation of fixed assets related to exited facilities, retention costs, consulting, legal and other expenses

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the reorganization actions for both North America and EMEA and costs associated with the acquisition and integration of VAD and Vantex in Asia Pacific. Our reorganization costs incurred in 2008, which totaled $17,029 ($1,838 in North America, $14,900 in EMEA and $291 in Asia Pacific) were comprised of: employee termination benefits for workforce reductions of approximately 555 employees (220 in North America, 280 in EMEA and 55 in Asia Pacific); facility consolidations in EMEA; and other costs related to contract terminations for equipment leases in North America. In 2008, other costs associated with the reorganization actions of $1,544 in EMEA charged to SG&A expenses, comprised primarily of consulting, legal and other expenses associated with the reorganization actions.

The remaining liabilities and 2010 activities associated with these actions are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		January 1,
	2010	Liability	Adjustments	2011

Employee termination benefits	$1,717	$(1,648)	$(69)	$—
Facility costs	11,649	(4,721)	1,108	8,036
Other costs	606	(419)	(187)	—

	$13,972	$(6,788)	$852	$8,036

Adjustments reflected in the table above include an increase in 2010 to reorganization liabilities recorded in prior years totaling $1,137, consisting of $1,354 in North America primarily for higher than expected costs associated with exited facilities, partially offset by $183 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations and $34 in Asia Pacific for lower than expected costs associated with employee termination benefits. Adjustments also include the net foreign currency impact of weakening foreign currencies, which decreased the U.S. dollar liability by $285. We expect the remaining liabilities associated with facility costs to be substantially utilized by the end of 2014.

Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2010 activities associated with these actions are summarized in the table below:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 2,	Against the		January 1,
	2010	Liability	Adjustments	2011

Facility costs	$5,087	$(551)	$267	$4,803

Adjustments reflected in the table above includes the net foreign currency impact of strengthening foreign currencies, which increased the U.S. dollar liability by $267. We expect the remaining liabilities associated with facility costs to be fully utilized by the end of 2015.

Note 4 —	Acquisitions and Dispositions

In 2010, we acquired all of the outstanding shares of interAct BVBA and Albora Soluciones SL in our EMEA region and the assets and liabilities of Asiasoft Hong Kong Limited in our Asia Pacific region. These acquisitions further strengthen our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329, which has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $6,044, primarily related to vendor and customer relationships with estimated useful lives of 10 years and deferred tax liabilities of $1,840 related to the intangible assets, none of which are deductible for income tax purposes.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, we acquired certain assets of Computacenter Distribution in the United Kingdom and the assets and liabilities of VAD in New Zealand, which further strengthened our distribution capabilities in the mid- to high-end enterprise markets in EMEA and Asia Pacific. Also in 2009, we acquired the assets and liabilities of Vantex, which operated in five countries in the Asia Pacific region. The Vantex acquisition further strengthened our distribution capabilities in the auto identification and data capture/point of sale (“AIDC/POS”) markets in Asia Pacific. These businesses were acquired for an aggregate cash price of $32,681 plus an estimated earn-out amount of $935, which have been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates. The allocation resulted in goodwill of $2,490 in Asia Pacific and total identifiable intangible assets of $12,133 in EMEA and Asia Pacific, primarily related to vendor and customer relationships, and trade names with estimated useful lives of up to 10 years. As discussed in Note 2, we recorded a charge for the full impairment of the $2,490 of newly recorded goodwill from the two Asia Pacific acquisitions in the second quarter of 2009.

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

In 2009, we paid the sellers of AVAD $2,500 to settle the final earn-out and the balance to acquire certain trademark rights, which have been included in our identifiable intangible assets with estimated useful lives of 10 years.

In 2009, we sold our broadline operations in Denmark. The sales proceeds and the related gain on sale were not material.

All acquisitions for the periods presented above were not material, individually or in aggregate, to us as a whole and therefore, pro-forma financial information has not been presented.

Note 5 —	Property and Equipment

Property and equipment consist of the following:

	Fiscal Year End
	2010	2009

Land	$5,321	$5,609
Buildings and leasehold improvements	126,832	144,672
Distribution equipment	240,028	259,432
Computer equipment and software	449,738	430,440

	821,919	840,153
Accumulated depreciation	(574,524)	(618,443)

	$247,395	$221,710

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Debt

The carrying value of our outstanding debt consists of the following:

	Fiscal Year End
	2010	2009

Senior unsecured notes, 5.25% due 2017	$300,000	$—
Asia Pacific revolving trade accounts receivable-backed financing program	—	57,526
Senior unsecured term loan	243,627	256,537
Revolving unsecured credit facilities	—	861
Lines of credit and other debt	92,774	64,571

	636,401	379,495
Short-term debt and current maturities of long-term debt	(105,274)	(77,071)

	$531,127	$302,424

In August 2010, we issued through a public offering $300,000 of 5.25% senior unsecured notes due 2017 in North America, resulting in cash proceeds of approximately $297,152, net of discount and issuance costs of approximately $2,848. Interest on the notes is payable semiannually in arrears on March 1 and September 1, commencing March 1, 2011. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.

In April 2010, we terminated our revolving trade accounts receivable-backed financing program in North America, which provided for up to $600,000 in borrowing capacity secured by substantially all U.S.-based receivables, in conjunction with the execution in the same month of a new revolving trade accounts receivable-backed financing program secured by a majority of our U.S.-based receivables. This new program provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this new program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. The new program matures in April 2013. We had no borrowings at January 1, 2011 under this new North American financing program and we had no borrowings under the terminated facility at January 2, 2010.

In January 2010, we entered into a new revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $134,000 at January 1, 2011. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at January 1, 2011 under this EMEA financing program.

We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013 and respectively provide for a maximum borrowing capacity of £60,000, or approximately $93,000, and €90,000, or approximately $120,000, at January 1, 2011. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. At January 1, 2011 and January 2, 2010, we had no borrowings outstanding under these EMEA financing programs.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia Pacific, which matures in September 2011 and provides borrowing capacity of up to 210,000 Australian dollars, or approximately $215,000, at January 1, 2011. The interest rate is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had no borrowings outstanding at January 1, 2011 and had $57,526 outstanding at January 2, 2010 under this Asia Pacific financing program.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia Pacific facilities. At January 1, 2011, our actual aggregate available capacity under these programs was approximately $1,037,000 based on eligible trade accounts receivable available, against which we had no borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 1, 2011, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,287,000.

We have a senior unsecured term loan facility with a bank syndicate in North America with an outstanding balance of $234,375 at January 1, 2011 and $246,875 at January 2, 2010. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.

In connection with the senior unsecured term loan facility, we entered into an interest rate swap agreement for a notional amount at January 1, 2011 of $184,375 of the term loan principal amount, the effect of which is to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly since November 2009 and the swap expires in August 2012, consistent with the maturity schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At January 1, 2011 and January 2, 2010, the mark-to-market value of the interest rate swap amounted to $9,252 and $9,662, respectively, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $243,627 and $256,537, respectively.

We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. At January 1, 2011 and January 2, 2010, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At both January 1, 2011 and January 2, 2010, letters of credit of $5,000 were issued to certain vendors to support payment of insurance claims. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

We have a 20,000 Australian dollar, or approximately $20,000 at January 1, 2011, senior unsecured credit facility which matures in December 2011. The interest rate on this credit facility is based on Australian or New Zealand short-term bank indicator rates, depending on the funding currency, plus a predetermined margin that is based on our debt ratings and our leverage ratio. We had no borrowings outstanding at January 1, 2011 and had $861 outstanding at January 2, 2010 under this Asia Pacific facility.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $596,000 at January 1, 2011. Most of these arrangements are on an uncommitted basis and are reviewed periodically for

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewal. At January 1, 2011 and January 2, 2010, respectively, we had $92,774 and $64,571 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.8% and 5.1% per annum, respectively, at January 1, 2011 and January 2, 2010. At January 1, 2011 and January 2, 2010, letters of credit totaling $21,941 and $22,112, respectively, were issued principally to support the performance by our subsidiaries with respect to certain lease agreements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 1, 2011, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.

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

The components of income (loss) before income taxes consist of the following:

	Fiscal Year Ended
	2010	2009	2008

United States	$86,200	$(19,473)	$(189,168)
Foreign	351,861	288,721	(192,970)

Total	$438,061	$269,248	$(382,138)

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended
	2010	2009	2008

Current:
Federal	$36,859	$1,707	$16,178
State	3,839	54	1,301
Foreign	87,664	59,429	71,634

	128,362	61,190	89,113

Deferred:
Federal	(718)	11,989	(62,095)
State	3,401	(979)	(13,014)
Foreign	(11,044)	(5,090)	(1,221)

	(8,361)	5,920	(76,330)

Provision for income taxes	$120,001	$67,110	$12,783

The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year Ended
	2010	2009	2008

U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	(0.1)	3.1
U.S. tax on foreign earnings, net of foreign tax credits	(8.8)	5.8	(2.7)
Effect of international operations	(14.7)	(19.7)	19.6
Effect of goodwill impairment	—	0.3	(46.3)
Effect of change in valuation allowance	13.6	1.7	(10.6)
Other	0.9	1.9	(1.4)

Effective tax rate	27.4%	24.9%	(3.3)%

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$202,452	$190,907
Tax credit carryforwards	62,571	18,295
Employee benefits, including shared-based compensation	62,224	53,737
Reorganization and restructuring reserves	6,912	7,802
Inventory	23,815	17,202
Depreciation and amortization	57,103	58,382
Allowance on trade accounts receivable	19,188	21,143
Reserves and accruals not currently deductible for income tax purposes	30,308	20,069
Other	15,661	23,049

Total deferred tax assets	480,234	410,586
Valuation allowance	(231,890)	(184,206)

Subtotal	248,344	226,380

Deferred tax liabilities:
Depreciation and amortization	(24,420)	(10,717)
Other	(12,055)	(11,953)

Total deferred tax liabilities	(36,475)	(22,670)

Net deferred tax assets	$211,869	$203,710

Out of the amounts shown above, net current deferred tax assets of $71,639 and $102,244 are included in other current assets at January 1, 2011 and January 2, 2010, respectively. Net non-current deferred tax assets of $140,230 and $101,466 are included in other assets as of January 1, 2011 and January 2, 2010, respectively.

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

On August 10, 2010, Congress enacted the Education Jobs & Medicaid Assistance Act (“EJMA”). EJMA includes significant international tax revenue raisers which are generally effective January 1, 2011. These provisions generally attempt to limit a taxpayer’s ability to fully claim tax credits for previously paid foreign taxes in determining one’s U.S. income tax liability. In advance of the effective date of this legislation, we repatriated a total of $9,400 of local statutory earnings from one of our Canadian subsidiaries to the United States during the third and fourth quarters of the current year. As a result of this repatriation, we recognized an increase in our deferred tax assets related to foreign tax credit carryforwards of $44,628, along with an increase of $39,362 in the valuation allowance on these foreign tax credit carryforwards, with the net amount reflecting the amount more likely than not to be realized based on our current ability to generate the character of income required to utilize these

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credits prior to expiry through 2020. At January 1, 2011, total deferred tax assets related to foreign tax credit carryforwards was $61,339 and our total valuation allowance related to such credit carryforwards were $43,246.

At January 1, 2011, we also had deferred tax assets related to net operating loss carryforwards of $202,452, with a valuation allowance of $180,323, with the net amount reflecting the amount more likely than not to be realized. Of the remaining $22,129 of deferred tax assets, net of valuation allowance, on net operating loss carryforwards, $21,649 has no expiration date, with the remainder having expiration dates through the year 2027.

As noted above, $39,362 of the $47,684 increase in valuation allowance during 2010 is due to the valuation allowance established on deferred tax assets related to foreign tax credit carryforwards generated on the repatriation of earnings from one of our Canadian subsidiaries. The remaining $8,322 increase relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts which became realizable based on taxable income generated in the current year, as well as the impacts of translation adjustments for previously established valuation allowances in currencies other than the U.S. dollar.

We have not provided deferred taxes on certain undistributed earnings from our foreign subsidiaries that are indefinitely reinvested. These undistributed earnings may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $1,700,000 at January 1, 2011 versus $1,600,000 at January 2, 2010. A determination of the deferred tax liability on such earnings is not practicable as such liability is dependent upon our U.S. foreign tax credit position that would exist at the time any remittance would occur.

Tax benefits claimed from the exercise of employee stock options and other employee stock programs that are in excess of the amount recorded upon grant are recorded as an increase in stockholders’ equity. In 2010 and 2009, these amounts totaled $3,405 and $3,921, respectively.

The total amount of gross unrecognized tax benefits is $23,641 as of January 1, 2011, substantially all of which would impact the effective tax rate if recognized. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2010	2009	2008

Gross unrecognized tax benefits at beginning of the year	$21,254	$11,223	$20,168
Increases in tax positions for prior years	805	3,666	144
Decreases in tax positions for prior years	(2,459)	(781)	(270)
Increases in tax positions for current year	4,877	9,513	3,099
Decreases in tax positions for current year	(54)	—	(28)
Settlements	—	(2,036)	(11,890)
Lapse in statute of limitations	(782)	(331)	—

Gross unrecognized tax benefits at end of the year	$23,641	$21,254	$11,223

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2011, the total accrual for interest and penalties on our unrecognized tax benefits is $3,006.

We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., we concluded our IRS federal income tax audit for tax years 2004 and 2005 during the third quarter of 2009, effectively closing all years to IRS audit up through 2005. Based on the conclusion of the IRS audit, we reversed tax

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities of $2,036, including interest, for previously recorded unrecognized tax benefits ultimately realized. During the second quarter of 2010, the IRS initiated an examination of our federal income tax returns for tax years 2007 through 2009, and in the third quarter of 2010, the statute of limitations lapsed on tax year 2006.

It is possible that within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our unrecognized tax benefits to change significantly over that time.

Note 8 —	Derivative Financial Instruments

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts(1)		Fair Value
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010

Derivatives designated as hedging instruments recorded in:
Accrued expenses
Foreign exchange contracts	$71,253	$426,707	$(5,078)	$(6,484)
Long-term debt
Interest rate swap contracts	184,375	196,875	(9,252)	(9,662)

	255,628	623,582	(14,330)	(16,146)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	347,108	198,634	585	1,678
Accrued expenses
Foreign exchange contracts	726,187	951,782	(11,428)	(12,566)

	1,073,295	1,150,416	(10,843)	(10,888)

Total	$1,328,923	$1,773,998	$(25,173)	$(27,034)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.

The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net gain (loss) of $6,874 and ($79,690) in 2010 and 2009, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized gains (losses) of $1,268, net of taxes, and ($5,134), net of taxes, during 2010 and 2009, respectively, were reflected in accumulated other comprehensive income in our consolidated balance sheet for losses associated with our cash flow hedging transactions.

Cash Flow Hedges

We have designated hedges consisting of an interest rate swap to hedge variable interest rates on a portion of our senior unsecured term loan and foreign currency forward contracts to hedge certain foreign currency-denominated intercompany loans and anticipated management fees. In addition, we also use foreign currency forward

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.

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

At January 1, 2011 and January 2, 2010, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $532,985 and $168,157, respectively, and marketable trading securities (included in other current assets in our consolidated balance sheet) of $44,401 and $40,230, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $585 and $1,678, respectively, and derivative liabilities of $25,758 and $28,712, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain (loss) of $1,861 and ($24,294) for 2010 and 2009, respectively, which is essentially offset by the change in fair value of the underlying hedged assets or liabilities. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Our senior unsecured notes issued in August 2010 (see Note 6) had a fair value of approximately $302,000 at January 1, 2011, determined based on Level 1 criteria.

Note 10 —	Commitments and Contingencies

Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais. Although we believe we have valid defenses to the payment of the assessed taxes, as well as any amounts due for the unassessed period from October 2002 to December 2005, after consultation with counsel and consideration of legislation enacted in February 2007, it is our opinion that it is probable that we may be required to pay all or some of these taxes. Accordingly, we recorded a net charge to cost of sales of $30,134 in 2007 to establish a liability for these taxes assessable through December 2005. The legislation enacted in February 2007 provides that such taxes are not assessable on software imports after January 1, 2006. In the fourth quarters of 2010, 2009 and 2008, we released a portion of this commercial tax reserve amounting to $9,112, $9,758 and $8,224 respectively, (15,500, 17,100 and 19,600 Brazilian reais at a December 2010 exchange rate of 1.666, December 2009 exchange rate of 1.741 and December 2008 exchange rate of 2.330 Brazilian reais to the U.S. dollar, respectively). These partial reserve releases were related to the unassessed periods from January through December 2005, January through December 2004 and January through December 2003, respectively, for which it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from Brazilian tax authorities has expired. The remaining amount of liability at January 1, 2011 and January 2, 2010 was 12,700 Brazilian reais and 28,200 Brazilian reais, respectively, (approximately $7,600 and $16,200 at January 1, 2011 and January 2, 2010, respectively, based on the exchange rate prevailing on those dates of 1.666 and 1.741 Brazilian reais, respectively, to the U.S. dollar).

While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $15,000 as of January 1, 2011 based on the exchange rate prevailing on that date of 1.666 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent assessments. However, we can make no assurances that we will ultimately be successful in defending any such assessments, if made.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $33,100 based upon a January 1, 2011 exchange rate of 1.666 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 84,000 Brazilian reais or approximately $50,400 at January 1, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. In addition, we can make no assurances that we will ultimately be successful in our defense of this matter.

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

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for both 2010 and 2009. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $21,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

In December 2008, we renewed our agreement with a third-party provider of IT outsourcing services through December 2013. The services to be provided include mainframe, major server, desktop and enterprise storage operations, wide-area and local-area network support and engineering; systems management services; and worldwide voice/PBX. This agreement is cancelable at our option. We also have an agreement with a leading global IT outsource service provider. The services provided include certain IT functions related to its application development functions. This agreement expires in August 2011 and may be terminated by us subject to payment of termination fees.

We lease the majority of our facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2010, 2009 and 2008 was $89,484, $124,831 and $159,667, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms as well as minimum contractual payments under the IT outsourcing agreements as of January 1, 2011 were as follows:

2011	$84,796
2012	72,612
2013	59,963
2014	46,880
2015	36,336
Thereafter	122,325

$422,912

The above minimum payments have not been reduced by minimum sublease rental income of $22,603 due in the future under noncancelable sublease agreements as follows: $5,589, $5,063, $4,905, $4,319 and $2,727 in 2011, 2012, 2013, 2014 and 2015, respectively.

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

Geographic areas in which we operated during 2010 include North America (United States and Canada), EMEA (Austria, Belgium, France, Germany, Hungary, Israel, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia Pacific (Australia, the People’s Republic of China including Hong Kong, India, Malaysia, New Zealand, Singapore and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and our Latin American export operations in Miami).

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by geographic segments is as follows:

	Fiscal Year Ended
	2010	2009	2008

Net sales
North America	$14,549,103	$12,326,555	$14,191,995
EMEA	10,871,237	9,483,328	11,534,968
Asia Pacific	7,570,403	6,243,455	6,904,640
Latin America	1,598,241	1,462,108	1,730,549

Total	$34,588,984	$29,515,446	$34,362,152

Income (loss) from operations
North America	$230,458	$105,679	$(49,011)
EMEA	135,681	92,856	42,014
Asia Pacific	113,003	83,704	(353,518)
Latin America	32,353	35,928	43,191
Stock-based compensation expense	(27,062)	(22,227)	(14,845)

Total	$484,433	$295,940	$(332,169)

Capital expenditures
North America	$59,252	$59,458	$57,222
EMEA	7,424	5,283	18,390
Asia Pacific	6,880	2,729	4,996
Latin America	2,736	1,197	751

Total	$76,292	$68,667	$81,359

Depreciation and amortization
North America	$33,949	$36,926	$36,241
EMEA	12,791	15,645	16,439
Asia Pacific	12,155	13,734	13,583
Latin America	2,654	2,285	2,141

Total	$61,549	$68,590	$68,404

The income from operations in Latin America includes the release of a portion of the 2007 commercial tax reserve in Brazil totaling $9,112, $9,758 and $8,224 in 2010, 2009 and 2008, respectively, as discussed in Note 10. The income from operations in 2009 includes reorganization and expense-reduction program costs of $37,636 ($24,267 of net charges in North America; $9,462 of net charges in EMEA; $3,574 of charges in Asia Pacific and $333 of charges in Latin America), as discussed in Note 3. Also included in the 2009 income from operations is the impairment of goodwill totaling $2,490 in Asia Pacific, as discussed in Note 2. The income (loss) from operations in 2008 includes the impairment of goodwill totaling $742,653 ($243,190 in North America; $24,125 in EMEA; and $475,338 in Asia Pacific), as discussed in Notes 2 and 4. Also included in the 2008 income (loss) from operations are reorganization and expense-reduction program costs of $18,573 ($1,838 of net charges in North America; $16,444 of charges in EMEA; and $291 of charges in Asia Pacific), as discussed in Note 3.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year End
	2010	2009

Identifiable assets
North America	$3,862,870	$3,586,238
EMEA	3,122,435	2,753,847
Asia Pacific	1,635,544	1,373,553
Latin America	463,183	465,712

Total	$9,084,032	$8,179,350

Note 12 —	Stock-Based Compensation

Our stock-based compensation expense for 2010, 2009 and 2008 was $27,062, $22,227 and $14,845, respectively, and the related income tax benefits were $7,563, $6,690 and $3,469, respectively.

We have elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock-based awards granted to employees. The fair value of options granted in 2010, 2009 and 2008 was estimated assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2010	2009	2008

Expected life of stock options	5.0 years	4.5 years	4.5 years
Risk-free interest rate	2.28%	1.72%	3.16%
Expected stock volatility	33.8%	31.8%	32.9%
Fair value of options granted	$6.16	$3.11	$5.79

Equity Incentive Plan

We currently have a single equity-based incentive plan approved by our stockholders, the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. Under the 2003 Plan, the existing authorized pool of shares available for grant is a fungible pool, where the authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock appreciation right. We grant restricted stock and restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2010, the performance measures for restricted stock and restricted stock units for grants to management are based on earnings growth and return on invested capital, whereas in 2009, they were based on economic profit and profit before tax. As of January 1, 2011, approximately 5,162,000 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, 2009 and 2008, 768,826, 262,904 and 1,111,822, respectively, of previously granted restricted stock units were converted to Class A Common Stock. Approximately 246,000, 75,000 and 343,000 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $4,378, $1,188 and $5,398 in 2010, 2009 and 2008, respectively. The withheld shares had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. In 2010 and 2009, the Human Resources Committee of the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 492,000 and 394,000 restricted stock units, respectively.

Stock Award Activity

Stock option activity under the 2003 Plan was as follows for the three years ended January 1, 2011:

			Weighted-Average
			Remaining
		Weighted-	Contractual	Aggregate
	No. of Shares	Average	Term	Intrinsic
	(in 000s)	Price	(in Years)	Value

Outstanding at December 29, 2007	18,866	$15.59	5.4
Granted	1,338	17.80
Exercised	(1,639)	14.19
Forfeited/cancelled/expired	(1,106)	20.02

Outstanding at January 3, 2009	17,459	15.57	4.6
Granted	141	10.62
Exercised	(2,865)	12.09
Forfeited/cancelled/expired	(707)	17.49

Outstanding at January 2, 2010	14,028	16.10	4.1
Granted	48	18.36
Exercised	(2,799)	13.73
Forfeited/cancelled/expired	(862)	17.86

Outstanding at January 1, 2011	10,415	16.41	3.7	$29,541

Vested and expected to vest at January 1, 2011	10,371	16.41	3.4	$29,484

Exercisable at January 1, 2011	10,120	16.37	3.6	$29,160

The aggregate intrinsic value in the table above represents the difference between our closing stock price on January 1, 2011 and the option exercise price, multiplied by the number of in-the-money options on January 1, 2011. This amount changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $10,496, $12,554 and $6,458, respectively. Total fair value of stock options vested and expensed was $1,728, $4,809 and $8,403 for 2010, 2009 and 2008, respectively. As of January 1, 2011, we expect $34 of total unrecognized compensation cost related to stock options to be recognized in the next twelve months.

Cash received from stock option exercises in 2010, 2009 and 2008 was $38,439, $34,635 and $23,256, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $3,844, $4,404 and $1,511 in 2010, 2009 and 2008, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at January 1, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding at	Average	Average	Exercisable at	Average
	January 1,	Remaining	Exercise	January 1,	Exercise
Range of Exercise Prices	2011 (in 000s)	Life	Price	2011 (in 000s)	Price

$10.15 – $12.35	1,439	0.4	$11.15	1,437	$11.15
$12.77 – $15.81	2,403	3.1	14.31	2,403	14.31
$16.42 – $19.93	5,675	3.9	17.96	5,382	17.96
$20.00 – $21.60	898	6.0	20.71	898	20.71

	10,415	3.7	16.41	10,120	16.37

Activity related to restricted stock and restricted stock units was as follows for the three years ended January 1, 2011:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in 000s)	Fair Value

Non-vested at December 29, 2007	2,492	$20.19
Granted	1,758	17.70
Vested	(1,112)	19.64
Forfeited	(462)	17.93

Non-vested at January 3, 2009	2,676	19.17
Granted	3,484	11.51
Vested	(256)	17.30
Forfeited	(809)	13.70

Non-vested at January 2, 2010	5,095	14.90
Granted	1,823	18.24
Vested	(764)	14.46
Forfeited	(1,044)	17.37

Non-vested at January 1, 2011	5,110	10.84

As of January 1, 2011, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $35,459. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.3 years.

Employee Benefit Plans

Our U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $1,909 in 2010, $2,485 in 2009 and $4,450 in 2008.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Common Stock

Share Repurchase Program

In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion in the second quarter of 2010 of our $300,000 share repurchase program authorized in November 2007 and our $100,000 share repurchase program authorized in May 2010. We have not made any share repurchases for the program authorized in October 2010. In 2010, we purchased 3,038,000 shares of common stock for $52,285 from our $300,000 share repurchase program and 5,922,000 shares of common stock for $100,000 from our $100,000 share repurchase program. These repurchases were funded with available cash and borrowing capacity. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates for the vesting of their equity awards under the Ingram Micro Amended and Restated 2003 Equity Incentive Plan.

Our stock repurchase and issuance activity for 2010, 2009 and 2008 is summarized as follows:

	Shares	Weighted-
	Repurchased	Average	Net Amount
	(in 000s)	Price Per Share	Repurchased

Cumulative balance at December 29, 2007	1,302	$19.26	$25,061
Repurchased shares of common stock	14,006	15.87	222,346
Issued shares of common stock	(56)	19.67	(1,093)

Cumulative balance at January 3, 2009	15,252	16.15	246,314
Issued shares of common stock	(157)	19.67	(3,095)

Cumulative balance at January 2, 2010	15,095	16.11	243,219
Repurchased shares of common stock	8,960	16.99	152,285
Issued shares of common stock	(342)	19.53	(6,687)

Cumulative balance at January 1, 2011	23,713	16.40	$388,817

Classes of Common Stock

We have two classes of Common Stock, consisting of 500,000,000 authorized shares of $0.01 par value Class A Common Stock and 135,000,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000,000 authorized shares of $0.01 par value Preferred Stock.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no issued and outstanding shares of Class B Common Stock or Preferred Stock during the three-year period ended January 1, 2011. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended January 1, 2011, is as follows:

Class A
Common Stock
(in 000s)

December 29, 2007	172,942
Stock options exercised	1,639
Release of restricted stock units, net of shares withheld for employee taxes	736
Grant of restricted Class A Common Stock	19
Repurchase of Class A Common Stock	(14,006)

January 3, 2009	161,330
Stock options exercised	2,865
Release of restricted stock units, net of shares withheld for employee taxes	174
Grant of restricted Class A Common Stock	14

January 2, 2010	164,383
Stock options exercised	2,799
Release of restricted stock units, net of shares withheld for employee taxes	509
Grant of restricted Class A Common Stock	14
Repurchase of Class A Common Stock	(8,960)

January 1, 2011	158,745

INGRAM MICRO INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in 000s)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End of
Description	of Year	Expenses	Deductions	Other(*)	Year

Allowance for doubtful accounts:
2010	$69,265	$12,798	$(16,119)	$1,062	$67,006
2009	66,182	22,165	(22,844)	3,762	69,265
2008	71,896	25,532	(24,502)	(6,744)	66,182
Allowance for sales returns:
2010	$5,753	$1,017	$(626)	$2,644	$8,788
2009	7,456	339	(2,291)	249	5,753
2008	11,259	706	(4,222)	(287)	7,456

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ingram Micro Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 2, 2011

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 1, 2011.

The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarterly period ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

The Notice and Proxy Statement for the 2011 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, certain portions of which are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

See “Index to Consolidated Financial Statements” under “Part II, Item 8. Financial Statements and Supplemental Data” of this Annual Report.

(a)2.	Financial Statement Schedules

See “Financial Statement Schedule II — Valuation and Qualifying Accounts” of this Annual Report under “Part II, Item 8. Financial Statements and Supplemental Data.”

(a)3.	List of Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Ingram Micro Inc. (incorporated by reference to Exhibit 3.01 to Ingram Micro Inc.’s Registration Statement on Form S-1 (File No. 333-08453))
3.2	Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to Ingram Micro Inc.’s Registration Statement on Form S-4 (File No. 333-69816))
3.3	Amended and Restated Bylaws of Ingram Micro Inc. dated September 15, 2009 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 17, 2009, the “Sept 2009 8-K”)
3.4	Certificate of Amendment dated June 9, 2010 to Ingram Micro Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 10, 2010)
4.3	Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))
10.1	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of December 1, 2010) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)
10.2	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)
10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

Exhibit No.		Exhibit

10.5		Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)
10.6		Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)
10.7		Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)
10.8		Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)
10.9		Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)
10.10		Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)
10.11		Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)
10	.12*	Retirement Program — Ninth Amendment to 401K Plan
10.13		Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)
10.14		Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to the 2009 10-K)
10.15		Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008, the “Q2 2008 10-Q”)
10.16		Ingram Micro Inc. 2008 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Q2 2008 10-Q)
10.17		Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010, the “September 2010 8-K”)
10.18		Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on January 21, 2010)
10.19		Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)
10.20		Credit Agreement dated as of August 23, 2007 among Ingram Micro Inc. and its subsidiaries Ingram Micro Coordination Center B.V.B.A. and Ingram Micro Europe Treasury LLC, The Bank of Nova Scotia, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (the “August 2007 Credit Agreement,” incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 24, 2007)
10.21		Amendment No. 1, dated as of July 17, 2008 to the August 2007 Credit Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 21, 2008, the “July 2008 8-K”)
10.22		Credit Agreement, dated as of July 17, 2008, with The Bank of Nova Scotia, as administrative agent, ABN Amro Bank N.V. and BNP Paribas, as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to the July 2008 8-K)
10.23		Receivables Purchase Agreement dated April 26, 2010 among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)
10.24		Receivables Sale Agreement dated April 26, 2010 among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

Exhibit No.		Exhibit

10.25		Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)
10.26		Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)
10.27		Employment Offer Letter for Alain Monie dated September 21, 2007 (incorporated by reference to Exhibit 99.2 to the Q1 2010 10-Q)
10.28		Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)
10.29		Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)
10	.30*	Employment Offer Letter for Shailendra Gupta dated September 12, 2008
14.1		Ingram Micro Code of Conduct (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 13, 2007)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1		Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)
99.2		Amended Corporate Governance Guidelines dated September 15, 2009 (incorporated by reference to Exhibit 99.2 to the Sept 2009 8-K)
99.3		Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)
99.4		Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to the December 2010 8-K)
99.5		Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)
99.6		Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)
99.7		Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)
99.8		Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)
99.9		Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)
99.10		Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)
99.11		Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.8 to the December 2010 8-K)
99	.12*	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement
99.13		Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)
99	.14*	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries

Exhibit No.		Exhibit

99	.15*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries
99	.16*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries
99	.17*	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France
99	.18*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries
99	.19*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries
99	.20*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France
99.21		Amended Human Resources Committee Charter, dated June 3, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 3, 2009)
99.22		Executive Committee Charter, dated September 15, 2009 (incorporated by reference to Exhibit 99.1 to the Sept 2009 8-K)
99.23		Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)
99	.24*	Audit Committee Charter, dated March 9, 2010

*	Filed herewith.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd
Larry C. Boyd
Executive Vice President, Secretary and
General Counsel

March 2, 2011

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Gregory M. E. Spierkel Gregory M. E. Spierkel	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2011

/s/ William D. Humes William D. Humes	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 2, 2011

/s/ Dale R. Laurance Dale R. Laurance	Chairman of the Board	March 2, 2011

/s/ Howard I. Atkins Howard I. Atkins	Director	March 2, 2011

/s/ Leslie S. Heisz Leslie S. Heisz	Director	March 2, 2011

/s/ John R. Ingram John R. Ingram	Director	March 2, 2011

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	March 2, 2011

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	March 2, 2011

SIGNATURE	TITLE	DATE

/s/ Scott A. McGregor Scott A. McGregor	Director	March 2, 2011

/s/ Michael T. Smith Michael T. Smith	Director	March 2, 2011

/s/ Joe B. Wyatt Joe B. Wyatt	Director	March 2, 2011