Form 10-Q
period 2011-04-02
INGRAM MICRO INC
filed 2011-05-10
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Yes ☐ No ☑
The Registrant had 160,949,801 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 2, 2011.

INGRAM MICRO INC.
INDEX

Pages
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet at April 2, 2011 and January 1, 2011	3
Consolidated Statement of Income for the thirteen weeks ended April 2, 2011 and April 3, 2010	4
Consolidated Statement of Cash Flows for the thirteen weeks ended April 2, 2011 and April 3, 2010	5
Notes to Consolidated Financial Statements	6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23-24

Part II. Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Exhibit Index	27
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	April 2,	January 1,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,018,882	$1,155,551
Trade accounts receivable (less allowances of $70,250 and $75,794)	3,741,617	4,138,629
Inventory	3,026,955	2,914,525
Other current assets	354,109	381,383

Total current assets	8,141,563	8,590,088
Property and equipment, net	272,676	247,395
Intangible assets, net	83,838	81,992
Other assets	163,589	164,557

Total assets	$8,661,666	$9,084,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,033,900	$4,593,694
Accrued expenses	495,242	536,218
Short-term debt and current maturities of long-term debt	130,363	105,274

Total current liabilities	4,659,505	5,235,186
Long-term debt, less current maturities	526,626	531,127
Other liabilities	79,911	76,537

Total liabilities	5,266,042	5,842,850

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 184,230 and 182,458 shares issued and 160,950 and 158,745 shares outstanding in 2011 and 2010, respectively	1,842	1,825
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,279,307	1,259,406
Treasury stock, 23,280 and 23,713 shares in 2011 and 2010, respectively	(380,602)	(388,817)
Retained earnings	2,256,988	2,200,755
Accumulated other comprehensive income	238,089	168,013

Total stockholders’ equity	3,395,624	3,241,182

Total liabilities and stockholders’ equity	$8,661,666	$9,084,032

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
Net sales	$8,723,712	$8,095,954

Cost of sales	8,269,640	7,654,492

Gross profit	454,072	441,462

Operating expenses:
Selling, general and administrative	354,287	335,942
Reorganization credits	(269)	(169)

	354,018	335,773

Income from operations	100,054	105,689

Other expense (income):
Interest income	(1,373)	(1,228)
Interest expense	13,195	6,150
Net foreign exchange loss	3,009	499
Other	3,818	3,036

	18,649	8,457

Income before income taxes	81,405	97,232

Provision for income taxes	25,095	26,904

Net income	$56,310	$70,328

Basic earnings per share	$0.35	$0.43

Diluted earnings per share	$0.34	$0.42

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities:
Net income	$56,310	$70,328
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	13,924	15,964
Stock-based compensation	5,657	4,031
Excess tax benefit from stock-based compensation	(2,088)	(1,495)
Gain on sale of land and building	—	(2,380)
Noncash charges for interest	507	121
Deferred income taxes	10,135	(3,116)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	471,186	424,433
Inventory	(57,857)	(127,960)
Other current assets	23,723	31,817
Accounts payable	(383,483)	(480,582)
Change in book overdrafts	(247,705)	90,555
Accrued expenses	(64,156)	(18,711)

Cash provided (used) by operating activities	(173,847)	3,005

Cash flows from investing activities:
Purchase of property and equipment	(32,875)	(16,309)
Sale of (investment in) marketable trading securities	(410)	810
Proceeds from sale of land and building	—	3,924
Acquisition, net of cash acquired	(1,066)	—

Cash used by investing activities	(34,351)	(11,575)

Cash flows from financing activities:
Proceeds from exercise of stock options	27,918	8,439
Repurchase of Class A Common Stock	(906)	—
Excess tax benefit from stock-based compensation	2,088	1,495
Payment of senior unsecured term loan	(3,125)	(3,125)
Net proceeds from (repayments of) revolving credit facilities	24,851	(8,744)

Cash provided (used) by financing activities	50,826	(1,935)

Effect of exchange rate changes on cash and cash equivalents	20,703	10,729

Increase (decrease) in cash and cash equivalents	(136,669)	224

Cash and cash equivalents, beginning of period	1,155,551	910,936

Cash and cash equivalents, end of period	$1,018,882	$911,160

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America.
     The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of April 2, 2011, and our consolidated results of operations and cash flows for the thirteen weeks ended April 2, 2011 and April 3, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2011. The consolidated results of operations for the thirteen weeks ended April 2, 2011 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Book Overdrafts
     Book overdrafts of $269,402 and $517,107 as of April 2, 2011 and January 1, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of April 2, 2011 and January 1, 2011, or any balance on any given date.
     Trade Accounts Receivable Factoring Programs
     We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed €40,000, or approximately $57,000 at April 2, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At April 2, 2011 and January 1, 2011, we had a total of $155,337 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees in the amount of $858 and $0 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 2 — Share Repurchases
     In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs in the second quarter of 2010. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the vesting of their equity awards under the Ingram Micro Amended and Restated 2003 Equity Incentive Plan (“the 2003 Plan,” see Note 4). Our stock repurchase and issuance activity for the thirteen weeks ended April 2, 2011 and April 3, 2010 are summarized in the table below.

		Weighted-
		Average
	Shares	Price Per	Net Amount
	Repurchased	Share	Repurchased
Cumulative balance at January 1, 2011	23,713	$16.40	$388,817
Repurchased shares of common stock	46	19.49	906
Issued shares of common stock	(479)	19.01	(9,121)

Cumulative balance at April 2, 2011	23,280	16.35	$380,602

Cumulative balance at January 2, 2010	15,095	$16.11	$243,219
Issued shares of common stock	(213)	19.67	(4,192)

Cumulative balance at April 3, 2010	14,882	16.06	$239,027

Note 3 — Earnings Per Share
     We report a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS uses the treasury stock method or the if-converted method, where applicable, to compute the potential dilution that could occur if stock-based awards and other commitments to issue common stock were exercised.
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
Net income	$56,310	$70,328

Weighted average shares	160,230	165,128

Basic EPS	$0.35	$0.43

Weighted average shares including the dilutive effect of stock- based awards (4,214 and 3,383 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively)	164,444	168,511

Diluted EPS	$0.34	$0.42

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
     There were approximately 903 and 7,150 stock-based awards for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.
Note 4 — Stock-Based Compensation
     We have granted both time- and performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. In 2011 and 2010, a portion of the performance-vested restricted stock units granted to management are based on the performance measurement of profit before tax, with the remainder based on earnings per share growth and return on invested capital versus preset targets.
     Stock options granted during the thirteen weeks ended April 2, 2011 and April 3, 2010 were 39 and 48, respectively, and restricted stock and restricted stock units granted were 2,857 and 1,722, respectively. As of April 2, 2011, approximately 2,526 shares were available for grant under the 2003 Plan, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended April 2, 2011 and April 3, 2010 was $5,657 and $4,031, respectively, and the related income tax benefit was $1,722 and $1,347, respectively.
     During the thirteen weeks ended April 2, 2011 and April 3, 2010, a total of 1,728 and 561 stock options, respectively, were exercised, and 750 and 690 restricted stock and restricted stock units vested, respectively. In addition, during the thirteen weeks ended April 2, 2011 and April 3, 2010, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 772 and 492 shares, respectively.
Note 5 — Comprehensive Income
     Comprehensive income consists of the following:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
Net income	$56,310	$70,328
Changes in foreign currency translation adjustments and other	70,076	(38,326)

Comprehensive income	$126,386	$32,002

     Accumulated other comprehensive income included in stockholders’ equity consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement and foreign currency forward contracts designated as cash flow hedges.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 6 — Derivative Financial Instruments
     The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	April 2,	January 1,	April 2,	January 1,
	2011	2011	2011	2011
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$18,249	$—	$761	$—

Accrued expenses
Foreign exchange contracts	85,580	71,253	(8,831)	(5,078)

Long-term debt
Interest rate contracts	181,250	184,375	(7,876)	(9,252)

	285,079	255,628	(15,946)	(14,330)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	340,003	347,108	1,366	585

Accrued expenses
Foreign exchange contracts	774,142	726,187	(8,245)	(11,428)

	1,114,145	1,073,295	(6,879)	(10,843)

Total	$1,399,224	$1,328,923	$(22,825)	$(25,173)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.
     The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net loss of $30,097 for the thirteen weeks ended April 2, 2011 and a net gain of $12,025 for the thirteen weeks ended April 3, 2010, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized losses of $1,750 and $284, net of taxes, during the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, were reflected in accumulated other comprehensive income associated with our cash flow hedging transactions.
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
(Amounts in 000s, except per share data)
(Unaudited)
Note 7 — Fair Value Measurements
     Our assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 — unobservable inputs that are not corroborated by market data.
     At April 2, 2011 and January 1, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $503,034 and $532,985, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $46,866 and $44,401, respectively, both determined based on Level 1 criteria, as defined above, and derivative assets of $2,127 and $585, respectively, and derivative liabilities of $24,952 and $25,758, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain of $2,348 and $6,865 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Note 8 — Acquisitions and Intangible Assets
     During the thirteen weeks ended April 2, 2011, we acquired the assets and liabilities of Aretê Sistemas S.A. (“Aretê”) in Spain, which further strengthens our capabilities in value-added distribution in our EMEA region. The agreement calls for an initial cash payment of $1,066, a hold-back amount of $1,040 to be released upon settlement of certain closing matters and a maximum potential earn-out of $5,000 to be paid out over four years through December 31, 2014 based upon the achievement of certain pre-defined targets. We have recorded the earn-out at $2,062, which reflects the estimated fair value of the payout to be achieved. The aggregate purchase price of $4,168 has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $4,142, primarily related to vendor and customer relationships with estimated useful lives of 10 years. This acquisition is not material to us as a whole and therefore, pro-forma financial information has not been presented.
     The gross carrying amounts of finite-lived identifiable intangible assets of $184,417 and $179,267 at April 2, 2011 and January 1, 2011, respectively, are amortized over their remaining estimated lives ranging up to 17 years. The net carrying amount was $83,838 and $81,992 at April 2, 2011 and January 1, 2011, respectively. Amortization expense was $3,205 and $4,343 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 9 — Reorganization Liabilities
     In the second half of 2008 and through 2009, we implemented cost-reduction programs in all of our regions to align our level of operating expenses with declines in sales volume resulting primarily from the economic downturn. The remaining liabilities and 2011 activities associated with these actions are summarized in the table below for the thirteen weeks ended April 2, 2011:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		April 2,
	2011	Liability	Adjustments	2011
Facility costs	$8,036	$(652)	$(120)	$7,264

     Adjustments reflected in the table above include a reduction of $269 to reorganization liabilities recorded in prior years in EMEA for lower than expected costs associated with facility consolidations, as well as the net foreign currency impact that increased the U.S. dollar liability by $149. We expect the remaining liabilities, all of which are associated with facility costs, to be substantially utilized by the end of 2014.
     Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. The remaining liabilities and 2011 activities associated with these actions are summarized in the table below for the thirteen weeks ended April 2, 2011:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		April 2,
	2011	Liability	Adjustments	2011
Facility costs	$4,803	$(167)	$71	$4,707

     Adjustments reflected in the table above include the net foreign currency impact of strengthening foreign currencies, which increased the U.S. dollar liability by $71. We expect the remaining liabilities, all of which are associated with facility costs, to be fully utilized by the end of 2015.
Note 10 — Debt
     The carrying value of our outstanding debt consists of the following:

	April 2,	January 1,
	2011	2011
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured term loan	239,126	243,627
Asia-Pacific revolving trade accounts receivable-backed financing program	10,380	—
Lines of credit and other debt	107,483	92,774

	656,989	636,401
Short-term debt and current maturities of long-term debt	(130,363)	(105,274)

	$526,626	$531,127

     We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at April 2, 2011 and January 1, 2011 under this North American financing program.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
     In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars, or approximately $218,000 at April 2, 2011. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides a borrowing capacity of up to 160,000 Australian dollars. The new financing program matures in May 2014. The interest rate for both old and new financing programs are dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had outstanding borrowings of $10,380 at April 2, 2011 and had no borrowing at January 1, 2011 under the terminated Asia-Pacific financing program.
Note 11 — Income Taxes
     Our effective tax rate for the thirteen weeks ended April 2, 2011 was 30.8% as compared to 27.7% for the thirteen weeks ended April 3, 2010. The increase in our effective tax rate for the thirteen weeks ended April 2, 2011 is primarily the result of mix of income across our business units, including a higher proportion of losses in tax jurisdictions where we are not able to record a tax benefit versus profit before tax in our remaining jurisdictions for the thirteen weeks ended April 2, 2011 as compared to the same period of the prior year.
     Our effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, such as: a) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States; and b) changes in the valuation allowance on deferred tax assets.
     At April 2, 2011, we had gross unrecognized tax benefits of $24,504 compared to $23,641 at January 1, 2011, representing a net increase of $863 during the thirteen weeks ended April 2, 2011. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $3,377 and $3,006 at April 2, 2011 and January 1, 2011, respectively.
     Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009, which is still in progress. Furthermore, during 2010, the statute of limitations lapsed on tax year 2006. It is possible that within the next twelve months, this ongoing federal tax examination, as well as ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax examinations may commence and that other issues may be effectively settled. However, we do not expect our unrecognized tax benefits to change significantly over that time.
Note 12 — Segment Information
     We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.
     Geographic areas in which we operate currently include North America (United States and Canada), EMEA (Austria, Belgium, France, Germany, Hungary, Israel, Italy, the Netherlands, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, and our Latin American export operations in Miami).

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
Net sales:
North America	$3,506,433	$3,291,986
EMEA	2,876,233	2,665,410
Asia-Pacific	1,933,996	1,768,399
Latin America	407,050	370,159

Total	$8,723,712	$8,095,954

Income from operations:
North America	$59,148	$41,916
EMEA	32,082	34,862
Asia-Pacific	8,214	26,527
Latin America	6,267	6,415
Stock-based compensation expense	(5,657)	(4,031)

Total	$100,054	$105,689

Capital expenditures:
North America	$27,491	$12,622
EMEA	997	957
Asia-Pacific	4,320	927
Latin America	67	1,803

Total	$32,875	$16,309

Depreciation and amortization:
North America	$8,159	$8,753
EMEA	3,352	3,297
Asia-Pacific	1,712	3,316
Latin America	701	598

Total	$13,924	$15,964

	As of
	April 2,	January 1,
	2011	2011
Identifiable assets:
North America	$3,694,348	$3,862,870
EMEA	2,940,056	3,122,435
Asia-Pacific	1,630,351	1,635,544
Latin America	396,911	463,183

Total	$8,661,666	$9,084,032

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 13 — Commitments and Contingencies
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais, which is approximately $7,900 and $7,600 at April 2, 2011 and January 1, 2011, respectively, based on the exchange rate prevailing on those dates of 1.619 and 1.666 Brazilian reais, respectively, to the U.S. dollar. We have recorded a liability only for this assessed amount and not for the unassessed period from October 2002 through December 2005 because it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from the Brazilian tax authorities for that period has expired. Brazilian law provides that such taxes are not assessable on software imports after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $15,600 as of April 2, 2011 based on the exchange rate prevailing on that date of 1.619 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent, assessments. However, we can make no assurances that we will ultimately be successful in defending such assessments.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $34,000 based upon an April 2, 2011 exchange rate of 1.619 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 89,800 Brazilian reais or approximately $55,400 at April 2, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. However, we can make no assurances that we will ultimately be successful in our defense of this matter.
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
     As is customary in the IT distribution industry, we have arrangements with certain finance companies that provide inventory-financing facilities for customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other factors, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 14 — New Accounting Standards
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to revenue recognition in multiple-deliverable revenue arrangements and certain arrangements that include software elements. This standard eliminates the residual method of revenue allocation by requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on selling price hierarchy. The FASB also issued a new accounting standard in October 2009, which changes revenue recognition for tangible products containing software and hardware elements. Under this standard, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for us beginning January 2, 2011 (the first day of fiscal 2011). The adoption of these standards did not have a material impact on our consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations are stated in thousands.
     The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition, revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process improvements; cost-savings; cash flows; working capital days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash and debt for our working capital needs.
     We have complemented our internal growth initiatives with strategic business acquisitions. We have expanded our value-added distribution of mobile data and AIDC/POS solutions over the past few years through acquisitions of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in EMEA, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia-Pacific. We have also expanded our presence in the mid-range enterprise market through the recent acquisitions of Computacenter Distribution, or CCD, Albora Soluciones SL, or Albora, interAct BVBA, or interAct, and Aretê Sistemas S.A., or Aretê, in EMEA and Value Added Distributors Limited, or VAD, and Asiasoft Hong Kong Limited, or Asiasoft, in Asia-Pacific.
     We also manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability. We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980’s to SAP systems in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, New Zealand, Indonesia, Chile and Belgium have also been deployed, as well as SAP financial modules in North America. These conversions have been completed as planned, with relatively minor transitional impacts in the first couple of months following deployment. In February 2011, we deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations since 2005 and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. These features made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouses and partners, as well as the ramp-up of effective order processing, did not run as smoothly as we planned, resulting in order delays that diminished sales and margins in the first quarter. We have made progress addressing those issues, but expect it will take the

Management’s Discussion and Analysis Continued
balance of the second quarter to completely address the system issues, followed by additional time re-engaging customers. We expect to have this enterprise system deployed in up to nine countries by the end of 2011, and to have all business units deployed in approximately the next three years. We are evaluating the lessons learned from the Australia deployment, and through our phased deployment approach, can apply improvements to help mitigate similar impacts in future roll-outs. However, we can make no assurances that we will not have disruptions, delays and/or deficiencies from forthcoming deployments.
Operations
     The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen week periods indicated:

	Thirteen Weeks Ended
	April 2, 2011		April 3, 2010
Net sales by geographic region:
North America	$3,506,433	40.2%	$3,291,986	40.7%
EMEA	2,876,233	33.0	2,665,410	32.9
Asia-Pacific	1,933,996	22.1	1,768,399	21.8
Latin America	407,050	4.7	370,159	4.6

Total	$8,723,712	100.0%	$8,095,954	100.0%

	Thirteen Weeks Ended
	April 2, 2011		April 3, 2010
Operating income and operating margin by geographic region:
North America	$59,148	1.69%	$41,916	1.27%
EMEA	32,082	1.12	34,862	1.31
Asia-Pacific	8,214	0.42	26,527	1.50
Latin America	6,267	1.54	6,415	1.73
Stock-based compensation expense	(5,657)	—	(4,031)	—

Total	$100,054	1.15%	$105,689	1.31%

     Our income from operations for the thirteen weeks ended April 3, 2010 included a benefit of $2,380 related to the gain on the sale of land and a building in EMEA.
     We sell finished products purchased from many vendors but generated approximately 22% and 24% of our consolidated net sales for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, from products purchased from Hewlett-Packard Company and 10% for the thirteen weeks ended April 2, 2011 from products purchased from Cisco Systems, Inc. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.

Management’s Discussion and Analysis Continued
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010
Net sales	100.00%	100.00%
Cost of sales	94.79	94.55

Gross profit	5.21	5.45
Operating expenses:
Selling, general and administrative	4.06	4.15
Reorganization credits	(0.00)	(0.00)

Income from operations	1.15	1.31
Other expense, net	0.21	0.10

Income before income taxes	0.93	1.20
Provision for income taxes	0.29	0.33

Net income	0.65%	0.87%

Results of Operations for the Thirteen Weeks Ended April 2, 2011 Compared to the Thirteen Weeks Ended April 3, 2010
     Our consolidated net sales increased 7.8% to $8,723,712 for the thirteen weeks ended April 2, 2011, or first quarter of 2011, from $8,095,954 for the thirteen weeks ended April 3, 2010, or first quarter of 2010. Net sales from our North American operations increased 6.5% to $3,506,433 in the first quarter of 2011 from $3,291,986 in the first quarter of 2010. Net sales from our EMEA operations increased 7.9% to $2,876,233 in the first quarter of 2011 from $2,665,410 in the first quarter of 2010. Net sales from our Asia-Pacific operations increased 9.4% to $1,933,996 in the first quarter of 2011 from $1,768,399 in the first quarter of 2010. Net sales from our Latin American operations increased 10.0% to $407,050 in the first quarter of 2011 from $370,159 in the first quarter of 2010. The year-over-year increase in our consolidated and regional net sales was primarily due to generally solid demand for technology products and services, although there have been pockets of weaker demand, particularly in retail in EMEA and parts of Asia-Pacific, and increased competitive dynamics, particularly in Asia-Pacific. Our net sales growth is also a function of our continued efforts to expand our line card and enhance our service levels with the customers we serve in the IT market. The translation impact of strengthening Asia-Pacific and Latin American currencies relative to the U.S. dollar contributed approximately five percentage points for each region’s year-over-year sales growth, while the translation impact of European currencies did not have a material impact on the region’s year-over-year sales growth. The combined translation impacts of these foreign currencies had a positive effect of approximately two percentage points to our consolidated net sales. Sales in our Australian business declined approximately 25% in local currencies or 16% in U.S. dollars in the first quarter of 2011 as compared to sales in the first quarter of 2010, which impacted our Asia-Pacific region’s sales growth and our consolidated sales growth by approximately nine percentage points and one percentage point, respectively. The sales decline in our Australian business was primarily due to the disruptions from the deployment of our new enterprise system in Australia as discussed above. Our acquisitions of interAct and Albora in 2010 and Aretê in the first quarter of 2011 in EMEA and the 2010 acquisition of Asiasoft in Asia-Pacific did not have a material impact in comparing our year-over-year regional and consolidated sales growth.
     Gross margin declined 24 basis points to 5.21% in the first quarter of 2011 from 5.45% in the first quarter of 2010. Approximately 15 basis points of the year-over-year decline is attributable to shortfalls in our Australia operation, which are primarily due to operational disruptions as we transitioned to the new enterprise system. The decline is also driven by competitive pricing in certain Asia-Pacific markets, softer retail demand in Europe and Australia, and a greater mix of lower-margin geographies due to more rapid growth in emerging markets such as China and India. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin, but we continue to manage our margin profile and the various factors therein. Increased competition or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
     Total selling, general and administrative expenses, or SG&A expenses, increased 5.5% to $354,287 in the first quarter of 2011 from $335,942 in the first quarter of 2010, but improved nine basis points, as a percentage of consolidated net sales, to 4.06% in the first quarter of 2011 from 4.15% in the first quarter of 2010. The year-over-year increase in SG&A expenses was primarily attributable to the translation impacts of foreign currencies of

Management’s Discussion and Analysis Continued
approximately $5,000, incremental variable costs on the higher sales volume in the current year, merit increases in compensation for our associates, investments in growth initiatives and system and process improvements, additional expenses of $3,200 resulting from our acquisitions completed since the first quarter of 2010 and an increase in stock-based compensation expense of $1,626 associated with our long-term incentive plans; partially offset by a benefit of approximately $5,000 related to a reduction of certain bad debt reserves in North America based upon our current estimates of collectibility and historical write-off experience. The first quarter of 2010 included a benefit of $2,380 related to the gain on the sale of land and building in EMEA. The decline in SG&A expenses, as a percentage of net sales, reflects the leverage from our higher volume of net sales, the reduction of certain bad debt reserves in North America and continued cost control measures throughout our business.
     Operating margin decreased to 1.15% in the first quarter of 2011 from 1.31% in the first quarter of 2010. As discussed above, the decrease in our consolidated operating margin primarily reflects the decline in our gross margin. Our North American operating margin increased to 1.69% in the first quarter of 2011 from 1.27% in the first quarter of 2010. The year-over-year increase in our North America operating margin is primarily driven by stronger vendor and customer relationships and disciplined expense management, as well as an approximate 15-basis-point benefit from the reduction of certain bad debt reserves discussed above. Our EMEA operating margin decreased 19 basis points to 1.12% in the first quarter of 2011 from 1.31% in the first quarter of 2010. EMEA’s prior year operating margin included a nine-basis-point benefit related to the gain on the sale of land and building. The year-over-year decline in our EMEA operating margin also reflects the impacts of a weaker retail market on pricing and margins and the overall leverage of SG&A expenses on the region’s net sales. Our Asia-Pacific operating margin decreased to 0.42% in the first quarter of 2011 from 1.50% in the first quarter of 2010. Approximately 100 basis points of the year-over-year decline in our Asia-Pacific operating margin is attributable to shortfalls in our Australia operation, which are primarily due to the transition to the new enterprise system. The decline in margin also reflects increased competitive dynamics and a weak retail environment in certain markets. Our Latin American operating margin decreased to 1.54% in the first quarter of 2011 from 1.73% in the first quarter of 2010. The year-over-year decline in our Latin American operating margin primarily reflects challenges in our Brazilian business unit, where we are continuing to invest in process improvements to enhance profitability. We continuously evaluate and may implement further process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred other expenses of $18,649 in the first quarter of 2011 compared to $8,457 in the first quarter of 2010. The year-over-year increase is primarily attributable to higher interest expense as a result of the $300,000 in public debt issued in August 2010 and a $4,200 year-over-year increase in losses related to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency. This charge is largely due to the timing of currency fluctuations within the quarter and should be recovered as the inventory is sold in subsequent quarters.
     The provision for income taxes was $25,095, or an effective tax rate of 30.8%, in the first quarter of 2011 compared to $26,904, or an effective tax rate of 27.7%, in the first quarter of 2010. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions. The year-over-year increase in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions, including losses in certain tax jurisdictions in which we are not able to record a tax benefit.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	the impact of and possible disruption caused by efforts to improve our IT capabilities, integrate acquisitions, or reorganization actions, as well as the related expenses and/or charges;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	general changes in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;
•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics services in the fourth quarter, which affects our operating expenses and gross margins;

Management’s Discussion and Analysis Continued
•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	changes in our provision for taxes due to the mix of taxable earnings and losses across our operations, including losses in certain tax jurisdictions in which we are not able to record a tax benefit, as well as the resolution of uncertain tax positions;
•	the impact of acquisitions and divestitures;
•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, or regulatory matters;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints; and
•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.
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
     Our cash and cash equivalents totaled $1,018,882 and $1,155,551 at April 2, 2011 and January 1, 2011, respectively. We normally have a seasonal decline in sales from our fourth quarter to our first quarter. This seasonal drop was nearly 12% in the first quarter of 2011. As noted above, this trend will typically yield a decrease in our net investment in working capital. However, our working capital days at the end of the first quarter of 2011 were higher than our year-end 2010 working capital days and above our normal range of 22 to 26 working capital days, primarily because of the impact of slower retail demand on inventory levels, which more than offset the impact of the seasonal sales trend. We continue to manage our working capital and our goal is to return to our target range in the second quarter. This increase in working capital days during the first quarter of 2011 essentially offset the impact of the seasonal change in sales levels. Furthermore, we invested in property and equipment and acquisitions during the first quarter, which was partially offset by our ongoing generation of profits from the business excluding noncash items, proceeds from exercise of stock options and net proceeds from debt.
     Operating activities used net cash of $173,847 in the first quarter of 2011 and provided net cash of $3,005 in the first quarter of 2010. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by both fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash used by operating activities in the first quarter of 2011 principally reflects our net increase in working capital primarily due to the impact of slower retail demand on inventory levels and timing of payment of vendor payables, partially offset by the seasonally lower volume of trade accounts receivable and net income before noncash charges. The net cash provided by operating activities in the first quarter of 2010 principally reflects our net income before noncash charges, partially offset by a decrease in our net working capital. In the first quarter of 2010, we also had a seasonal decline in sales from the fourth quarter of 2009. However, the increase in working capital days in the prior year first quarter compared to the fourth quarter of 2009 was not as pronounced as the current year. This was primarily driven by our collections on trade accounts

Management’s Discussion and Analysis Continued
receivable from the end of 2009 more than offset by our payments of our accounts payable from the end of the year and investment in inventory. The increase in inventory reflected some targeted higher stocking levels to facilitate sales anticipated subsequent to the first quarter.
     Investing activities used net cash of $34,351 in the first quarter of 2011 compared to $11,575 in the first quarter of 2010. The net cash used by investing activities was primarily driven by capital expenditures in both periods, with a higher level of capital expenditures in the current year based on timing of investments in our previously discussed enterprise system deployment and some incremental investment in a new warehouse facility in our Asia-Pacific region. The first quarter of 2010 also included net proceeds of $3,924 received from the sale of land and a building in EMEA.
     Financing activities provided net cash of $50,826 in the first quarter of 2011 and used net cash of $1,935 in the first quarter of 2010. The net cash provided by financing activities in the first quarter of 2011 primarily reflects the proceeds from exercise of stock options of $27,918 and net proceeds from debt of $24,851, partially offset by repayment of the senior unsecured term loan of $3,125. The net cash used by financing activities in the first quarter of 2010 primarily reflects the net repayments of debt and the senior unsecured term loan of $11,869, partially offset by proceeds of $8,439 from the exercise of stock options.
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
Capital Resources
     We have maintained a conservative capital structure which we believe will continue to serve us well in an economic environment that, while having shown marked recovery from the recent recession, remains somewhat uncertain. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2017. Our cash and cash equivalents totaled $1,018,882 and $1,155,551 at April 2, 2011 and January 1, 2011, respectively, of which $536,730 and $714,014, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of April 2, 2011 and January 1, 2011, we had book overdrafts of $269,402 and $517,107, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
     We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1, commencing March 1, 2011. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.
     We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at April 2, 2011 and January 1, 2011 under this North American financing program.
     We have a revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $142,000 at April 2, 2011. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at April 2, 2011 and January 1, 2011 under this EMEA financing program.

Management’s Discussion and Analysis Continued
     We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $97,000, and €90,000, or approximately $128,000, at April 2, 2011. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at April 2, 2011 and January 1, 2011 under these EMEA financing programs.
     In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars, or approximately $218,000 at April 2, 2011. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides a borrowing capacity of up to 160,000 Australian dollars. The new financing program matures in May 2014. The interest rate for both old and new financing programs are dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had outstanding borrowings of $10,380 at April 2, 2011 and had no borrowing at January 1, 2011 under the terminated Asia-Pacific financing program.
     Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia-Pacific facilities. At April 2, 2011, our actual aggregate available capacity under these programs was approximately $1,011,000 based on eligible trade accounts receivable available, against which we had borrowings of $10,380. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At April 2, 2011, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,170,000.
     We have a senior unsecured term loan facility with a bank syndicate in North America with an outstanding balance of $231,250 at April 2, 2011 and $234,375 at January 1, 2011. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.
     In connection with the senior unsecured term loan facility, we have an interest rate swap agreement for a notional amount of $181,250 of the term loan principal amount, the effect of which is to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly consistent with the maturity schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At April 2, 2011 and January 1, 2011, the mark-to-market value of the interest rate swap amounted to $7,876 and $9,252, respectively, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $239,126 and $243,627, respectively.
     We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At April 2, 2011 and January 1, 2011, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At both April 2, 2011 and January 1, 2011, letters of credit of $5,000 were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any issued and outstanding letters of credit.

Management’s Discussion and Analysis Continued
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $673,000 at April 2, 2011. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At April 2, 2011 and January 1, 2011, respectively, we had $107,483 and $92,774, outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.8% and 6.8% per annum, respectively, at April 2, 2011 and January 1, 2011. At April 2, 2011 and January 1, 2011, letters of credit totaling $28,918 and $21,941, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
     There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 other than the changes in our trade accounts receivable-backed financing programs, as discussed above.
Covenant Compliance
     We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At April 2, 2011, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
     We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed €40,000, or approximately $57,000 at April 2, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At April 2, 2011 and January 1, 2011, we had a total of $155,337 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter of 2011 from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 1, 2011.
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

      We are in the process of upgrading our computer systems used for operations in certain of our subsidiaries. Implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
     Unless otherwise indicated, currency and share amounts in Part II are stated in thousands.
Item 1. Legal Proceedings
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002, which is approximately $7,900 and $7,600 at April 2, 2011 and January 1, 2011, respectively, based on the exchange rate prevailing on those dates of 1.619 and 1.666 Brazilian reais, respectively, to the U.S. dollar. We have recorded a liability only for this assessed amount and not for the unassessed period from October 2002 through December 2005 because it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from the Brazilian tax authorities for that period has expired. Brazilian law provides that such taxes are not assessable on software imports after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $15,600 as of April 2, 2011 based on the exchange rate prevailing on that date of 1.619 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent, assessments. However, we can make no assurances that we will ultimately be successful in defending such assessments.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $34,000 based upon an April 2, 2011 exchange rate of 1.619 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 89,800 Brazilian reais or approximately $55,400 at April 2, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. However, we can make no assurances that we will ultimately be successful in our defense of this matter.
     We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2,000,000. Of its forty-four claims for relief, the Kirschner action contains a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants, resulting in damage to Refco in August 2004 when it effected a leveraged buyout in which it incurred substantial new debt while distributing assets to Refco insiders. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the above loan transactions, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of the Company and our subsidiary. On November 18, 2010 the 2nd Circuit Court of Appeals affirmed that judgment, and on April 6, 2011 denied the plaintiff’s petition for rehearing. In the Krys action, the trial court partially granted, without prejudice, our motion to dismiss on standing grounds. Our motion to dismiss on other grounds is still pending. We intend to vigorously defend these cases and do not expect the final disposition of either to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 5. Other Information
     Share Repurchase Program:
     In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs in the second quarter of 2010. The following table provides information about our monthly share repurchase activity under this program during the quarter:

Issuer Purchases of Equity Securities
Approximate
Dollar Value
			Total Number	of Shares that
			of Shares	May Yet Be
	Total Number	Average	Purchased as	Purchased
	of Shares	Price Paid	Part of Publicly	Under the
Fiscal Month Period	Purchased	Per Share	Announced Program	Program
February 27 - April 2, 2011	46	$19.49	46	$399,094
     We repurchased shares under this program through the open market which were funded with available cash and borrowing capacity. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements.
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

May 10, 2011

EXHIBIT INDEX

No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX