Form 10-Q
period 2011-07-02
INGRAM MICRO INC
filed 2011-08-10
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 157,441,169 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 2, 2011.

INGRAM MICRO INC.
INDEX

Pages
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet at July 2, 2011 and January 1, 2011	3
Consolidated Statement of Income for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010	4
Consolidated Statement of Cash Flows for the twenty-six weeks ended July 2, 2011 and July 3, 2010	5
Notes to Consolidated Financial Statements	6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

Part II. Other Information

Item 1. Legal Proceedings	24-25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

Signatures	26

Exhibit Index
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information

Item 1.	Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	July 2,	January 1,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,366,772	$1,155,551
Trade accounts receivable (less allowances of $71,175 and $75,794)	3,591,589	4,138,629
Inventory	3,076,075	2,914,525
Other current assets	352,190	381,383

Total current assets	8,386,626	8,590,088
Property and equipment, net	291,670	247,395
Intangible assets, net	81,177	81,992
Other assets	159,745	164,557

Total assets	$8,919,218	$9,084,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,263,033	$4,593,694
Accrued expenses	513,189	536,218
Short-term debt and current maturities of long-term debt	120,207	105,274

Total current liabilities	4,896,429	5,235,186
Long-term debt, less current maturities	522,414	531,127
Other liabilities	80,391	76,537

Total liabilities	5,499,234	5,842,850

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 184,697 and 182,458 shares issued and 157,441 and 158,745 shares outstanding in 2011 and 2010, respectively	1,847	1,825
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,292,394	1,259,406
Treasury stock, 27,256 and 23,713 shares in 2011 and 2010, respectively	(454,502)	(388,817)
Retained earnings	2,316,719	2,200,755
Accumulated other comprehensive income	263,526	168,013

Total stockholders’ equity	3,419,984	3,241,182

Total liabilities and stockholders’ equity	$8,919,218	$9,084,032

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	$8,749,025	$8,156,328	$17,472,737	$16,252,282

Cost of sales	8,289,793	7,718,875	16,559,433	15,373,367

Gross profit	459,232	437,453	913,304	878,915

Operating expenses:
Selling, general and administrative	362,084	333,066	716,371	669,008
Reorganization credits	—	(189)	(269)	(358)

	362,084	332,877	716,102	668,650

Income from operations	97,148	104,576	197,202	210,265

Other expense (income):
Interest income	(1,251)	(885)	(2,624)	(2,113)
Interest expense	14,318	7,319	27,513	13,469
Net foreign currency exchange (gain) loss	(2,974)	1,178	35	1,677
Other	3,233	2,241	7,051	5,277

	13,326	9,853	31,975	18,310

Income before income taxes	83,822	94,723	165,227	191,955

Provision for income taxes	24,091	26,996	49,186	53,900

Net income	$59,731	$67,727	$116,041	$138,055

Basic earnings per share	$0.37	$0.42	$0.73	$0.84

Diluted earnings per share	$0.37	$0.41	$0.71	$0.83

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Twenty-six Weeks Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities:
Net income	$116,041	$138,055
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,167	32,034
Stock-based compensation	15,988	11,065
Excess tax benefit from stock-based compensation	(2,550)	(1,614)
Gain on sale of land and building	—	(2,380)
Noncash charges for interest	969	242
Deferred income taxes	5,445	7,928
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	655,289	292,803
Inventory	(81,121)	(236,933)
Other current assets	40,285	38,144
Accounts payable	(334,616)	(149,109)
Change in book overdrafts	(99,089)	(18,044)
Accrued expenses	(67,975)	(21,143)

Cash provided by operating activities	276,833	91,048

Cash flows from investing activities:
Purchases of property and equipment	(60,921)	(34,702)
Sale of (investment in) marketable trading securities	(971)	699
Proceeds from sale of land and building	—	3,924
Acquisitions, net of cash acquired	(2,106)	(4,933)

Cash used by investing activities	(63,998)	(35,012)

Cash flows from financing activities:
Proceeds from exercise of stock options	33,732	12,654
Repurchase of Class A Common Stock	(75,906)	(152,285)
Excess tax benefit from stock-based compensation	2,550	1,614
Repayment of senior unsecured term loan	(6,250)	(6,250)
Net proceeds from (repayments of) revolving credit facilities	14,657	(23,654)

Cash used by financing activities	(31,217)	(167,921)

Effect of exchange rate changes on cash and cash equivalents	29,603	(37,202)

Increase (decrease) in cash and cash equivalents	211,221	(149,087)

Cash and cash equivalents, beginning of period	1,155,551	910,936

Cash and cash equivalents, end of period	$1,366,772	$761,849

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
     The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of July 2, 2011, our consolidated results of operations for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010 and our consolidated cash flows for the twenty-six weeks ended July 2, 2011 and July 3, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2011. The consolidated results of operations for the thirteen and twenty-six weeks ended July 2, 2011 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Book Overdrafts
     Book overdrafts of $418,018 and $517,107 as of July 2, 2011 and January 1, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of July 2, 2011 and January 1, 2011, or any balance on any given date.
     Trade Accounts Receivable Factoring Programs
     We have an uncommitted factoring program in North America under which trade accounts receivable of one of our larger customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another of our larger customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed €40,000, or approximately $58,000, at July 2, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At July 2, 2011 and January 1, 2011, we had a total of $163,714 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees in the amount of $732 for the thirteen weeks ended July 2, 2011 and $1,574 for the twenty-six weeks ended July 2, 2011 related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income. There were no factoring fees in the thirteen or twenty-six weeks ended July 3, 2010.
Note 2 — Share Repurchases
     In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs in the second quarter of 2010. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the vesting of their equity awards under the Ingram Micro Inc. 2011 Equity Incentive Plan (see Note 4). Our stock repurchase and issuance activity for the twenty-six weeks ended July 2, 2011 and July 3, 2010 are summarized in the table below.

		Weighted
		Average-
	Shares	Price Per	Net Amount
	Repurchased	Share	Repurchased
Cumulative balance at January 1, 2011	23,713	$16.40	$388,817
Repurchase of Class A Common Stock	4,081	18.60	75,906
Issuance of Shares of Class A Common Stock	(538)	19.00	(10,221)

Cumulative balance at July 2, 2011	27,256	16.68	$454,502

Cumulative balance at January 2, 2010	15,095	$16.11	$243,219
Repurchase of Class A Common Stock	8,960	16.99	152,285
Issuance of Shares of Class A Common Stock	(225)	19.67	(4,435)

Cumulative balance at July 3, 2010	23,830	16.41	$391,069

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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net income	$59,731	$67,727	$116,041	$138,055

Weighted average shares	159,383	162,325	159,931	163,747

Basic EPS	$0.37	$0.42	$0.73	$0.84

Weighted average shares, including the dilutive effect of stock-based awards (3,290 and 3,112 for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and 3,897 and 3,322 for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively)	162,673	165,437	163,828	167,069

Diluted EPS	$0.37	$0.41	$0.71	$0.83

     There were approximately 2,381 and 5,589 stock-based awards for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and 1,375 and 5,562 stock-based awards for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 4 — Stock-Based Compensation
     During the second quarter of 2011, our stockholders approved the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Incentive Plan”), which constitutes an amendment and restatement of the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan and a consolidation with the Ingram Micro Inc. 2008 Executive Incentive Plan. The 2011 Incentive Plan increased the number of shares that we may issue by 13,500 shares, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. We have granted time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. In 2011 and 2010, a portion of the performance-vested restricted stock units granted to management is based on the performance measurement of profit before tax, with the remainder based on earnings per share growth and return on invested capital versus preset targets.
     No stock options were granted during the thirteen weeks ended July 2, 2011 or July 3, 2010, while restricted stock and restricted stock units granted were 23 and 80, respectively. Stock options granted during the twenty-six weeks ended July 2, 2011 and July 3, 2010 were 39 and 48, respectively, and restricted stock and restricted stock units granted were 1,759 and 1,802, respectively. As of July 2, 2011, approximately 15,554 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended July 2, 2011 and July 3, 2010 was $10,331 and $7,034, respectively, and the related income tax benefit was approximately $2,768 and $2,134, respectively. Stock-based compensation expense for the twenty-six weeks ended July 2, 2011 and July 3, 2010 was $15,988 and $11,065, respectively, and the related income tax benefit was approximately $4,490 and $3,480, respectively.
     During the thirteen weeks ended July 2, 2011 and July 3, 2010, a total of 283 and 240 stock options, respectively, were exercised, and 338 and 42 restricted stock and restricted stock units vested, respectively. For the twenty-six weeks ended July 2, 2011 and July 3, 2010, a total of 2,011 and 801 stock options, respectively, were exercised, and 1,088 and 732 restricted stock and restricted stock units vested, respectively. During the twenty-six weeks ended July 2, 2011 and July 3, 2010, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 772 and 492 shares, respectively.
Note 5 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net income	$59,731	$67,727	$116,041	$138,055
Changes in foreign currency translation adjustments and other	25,437	(76,955)	95,513	(115,281)

Comprehensive income (loss)	$85,168	$(9,228)	$211,554	$22,774

     Accumulated other comprehensive income included in stockholders’ equity consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement and foreign currency forward contracts designated as cash flow hedges.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
Note 6 — Derivative Financial Instruments
     The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	July 2,	January 1,	July 2,	January 1,
	2011	2011	2011	2011
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$10,613	$—	$638	$—

Accrued expenses
Foreign exchange contracts	11,456	71,253	(1,047)	(5,078)

Long-term debt
Interest rate contracts	178,125	184,375	(6,789)	(9,252)

	200,194	255,628	(7,198)	(14,330)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	324,489	347,108	272	585

Accrued expenses
Foreign exchange contracts	736,859	726,187	(8,188)	(11,428)

	1,061,348	1,073,295	(7,916)	(10,843)

Total	$1,261,542	$1,328,923	$(15,114)	$(25,173)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contracts.
     The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net gain (loss) of $(10,858) and $41,397 for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and a net gain (loss) of $(40,955) and $53,422 for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized gains (losses), net of taxes, of $5,386 and $(353) during the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and $3,636 and $(637) during the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively, were reflected in accumulated other comprehensive income associated with our cash flow hedging transactions.
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
     At July 2, 2011 and January 1, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $930,193 and $532,985, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $47,656 and $44,401, respectively, both determined based on Level 1 criteria, as defined above, and derivative assets of $910 and $585, respectively, and derivative liabilities of $16,024 and $25,758, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain of $7,711 and $10,331 for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and a net unrealized gain of $10,059 and $17,196 for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Note 8 — Acquisitions and Intangible Assets
     During the first quarter of 2011, we acquired the assets and liabilities of Aretê Sistemas S.A. (“Aretê”) in Spain, which further strengthens our capabilities in value-added distribution in our EMEA region. Our agreement with Aretê called for an initial cash payment of $1,066, a hold-back amount of $1,040, which was released during the second quarter upon settlement of certain closing matters, and a maximum potential earn-out of $5,000 to be paid out over four years through December 31, 2014 based upon the achievement of certain pre-defined targets. We have recorded the earn-out at $2,062, which reflects the estimated fair value of the payout to be achieved. The aggregate purchase price of $4,168 has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $4,142, primarily related to vendor and customer relationships with estimated useful lives of 10 years. This acquisition is not material to us as a whole and therefore, pro forma financial information has not been presented.
     During the second quarter of 2010, we acquired all of the outstanding shares of Albora Soluciones in our EMEA region and the assets and liabilities of Asiasoft Hong Kong Limited in our Asia-Pacific region. These acquisitions further strengthen our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $4,933, which was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in identifiable intangible assets of $2,921, primarily related to vendor and customer relationships with estimated useful lives of 10 years and deferred tax liabilities of $779 related to the intangible assets, none of which are deductible for income tax purposes.
     The gross carrying amounts of finite-lived identifiable intangible assets of $185,150 and $179,267 at July 2, 2011 and January 1, 2011, respectively, are amortized over their remaining estimated lives ranging up to 17 years. The net carrying amount was $81,177 and $81,992 at July 2, 2011 and January 1, 2011, respectively. Amortization expense was $3,250 and $4,303 for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and $6,455 and $8,646 for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively.
Note 9 — Reorganization and Expense-Reduction Program Costs
     In the second half of 2008 and through 2009, we implemented cost-reduction programs in all of our regions to align our level of operating expenses with declines in sales volume resulting primarily from the economic downturn. The remaining liabilities and 2011 activities associated with these actions are summarized in the table below for the twenty-six weeks ended July 2, 2011:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		July 2,
	2011	Liability	Adjustments	2011
Facility costs	$8,036	$(1,460)	$(97)	$6,479

     Adjustments reflected in the table above include a reduction of $269 to reorganization liabilities recorded in prior years in EMEA for lower than expected costs associated with facility consolidations, as well as the net foreign currency impact that increased the U.S. dollar liability by $172. We expect the remaining liabilities, all of which are associated with facility costs, to be substantially utilized by the end of 2014.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
     Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. The remaining liabilities and 2011 activities associated with these actions are summarized in the table below for the twenty-six weeks ended July 2, 2011:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		July 2,
	2011	Liability	Adjustments	2011
Facility costs	$4,803	$(406)	$82	$4,479

     Adjustments reflected in the table above include the net foreign currency impact of strengthening foreign currencies, which increased the U.S. dollar liability by $82. We expect the remaining liabilities, all of which are associated with facility costs, to be fully utilized by the end of 2015.
Note 10 — Debt
     The carrying value of our outstanding debt consists of the following:

	July 2,	January 1,
	2011	2011
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured term loan	234,914	243,627
Lines of credit and other debt	107,707	92,774

	642,621	636,401
Short-term debt and current maturities of long-term debt	(120,207)	(105,274)

	$522,414	$531,127

     We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at July 2, 2011 and January 1, 2011 under this North American financing program.
     In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides a borrowing capacity of up to 160,000 Australian dollars, or approximately $172,000 at July 2, 2011. The new financing program matures in May 2014. The interest rate for the new financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings at July 2, 2011 and January 1, 2011 under the Asia-Pacific financing program.
Note 11 — Income Taxes
     Our effective tax rate for the thirteen weeks ended July 2, 2011 was 28.7% as compared to 28.5% for the thirteen weeks ended July 3, 2010. For the twenty-six weeks ended July 2, 2011 and July 3, 2010, our effective tax rate was 29.8% and 28.1%, respectively. The increase in our effective tax rate for the current-year period is primarily the result of mix of income across our business units, including a higher proportion of losses in tax jurisdictions where we are not able to record a tax benefit versus profit before tax in our remaining jurisdictions in the current year.

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
     At July 2, 2011, we had gross unrecognized tax benefits of $23,070 compared to $23,641 at January 1, 2011, representing a net decrease of $571 during the first half of 2011. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $5,039 at July 2, 2011, as compared to $3,006 at January 1, 2011.
     Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009, which is still in progress. Furthermore, during 2010, the statute of limitations lapsed on tax year 2006. It is possible that within the next twelve months, this ongoing federal tax examination, as well as ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax examinations may commence and that other issues may be effectively settled. However, we do not expect our unrecognized tax benefits to change significantly over the next twelve months.
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
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales:
North America	$3,760,429	$3,558,789	$7,266,862	$6,850,775
EMEA	2,640,120	2,371,505	5,516,354	5,036,915
Asia-Pacific	1,961,844	1,866,141	3,895,840	3,634,540
Latin America	386,632	359,893	793,681	730,052

Total	$8,749,025	$8,156,328	$17,472,737	$16,252,282

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Income from operations:
North America	$67,589	$54,708	$126,736	$96,624
EMEA	16,914	22,290	48,997	57,151
Asia-Pacific	16,496	29,787	24,710	56,314
Latin America	6,480	4,825	12,747	11,241
Stock-based compensation expense	(10,331)	(7,034)	(15,988)	(11,065)

Total	$97,148	$104,576	$197,202	$210,265

Capital expenditures:
North America	$25,288	$14,136	$52,779	$26,758
EMEA	1,061	1,511	2,058	2,468
Asia-Pacific	1,615	2,204	5,935	3,131
Latin America	82	542	149	2,345

Total	$28,046	$18,393	$60,921	$34,702

Depreciation and amortization:
North America	$8,374	$9,096	$16,533	$17,849
EMEA	3,449	3,055	6,801	6,352
Asia-Pacific	1,759	3,247	3,471	6,563
Latin America	661	672	1,362	1,270

Total	$14,243	$16,070	$28,167	$32,034

	As of
	July 2,	January 1,
	2011	2011
Identifiable assets:
North America	$3,960,001	$3,862,870
EMEA	2,838,607	3,122,435
Asia-Pacific	1,734,785	1,635,544
Latin America	385,825	463,183

Total	$8,919,218	$9,084,032

Note 13 — Commitments and Contingencies
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais, which is approximately $8,200 and $7,600 at July 2, 2011 and January 1, 2011, respectively, based on the exchange rate prevailing on those dates of 1.560 and 1.666 Brazilian reais, respectively, to the U.S. dollar. We have recorded a liability only for this assessed amount and not for the unassessed period from October 2002 through December 2005 because it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from the Brazilian tax authorities for that period has expired. Brazilian law provides that such taxes are not assessable on software imports after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $16,500 as of July 2, 2011 based on the exchange rate prevailing on that date of 1.560 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent, assessments. However, we can make no assurances that we will ultimately be successful in defending such assessments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in 000s, except per share data)
(Unaudited)
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $35,300 based upon a July 2, 2011 exchange rate of 1.560 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 94,200 Brazilian reais or approximately $60,400 at July 2, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as we believe an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. However, we can make no assurances that we will ultimately be successful in our defense of this matter.
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
     We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for the thirteen and twenty-six week periods ended July 2, 2011 and July 3, 2010. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $21,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.
Note 14 — New Accounting Standards
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to presentation of comprehensive income. This standard requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. The standard, however, does not change the definitions of the components of net income and other comprehensive income, when an item must be reclassified from other comprehensive income to net income, or earnings per share, which is still calculated using net income. The standard further defines the approach for reporting tax impacts of comprehensive income and disclosure of amounts reclassified from comprehensive income to net income. The standard is effective for fiscal years beginning after December 15, 2011 and must be applied retrospectively.
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
     The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition, revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process and efficiency enhancements; cost-savings; cash flows; inventory levels; working capital days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, cloud computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.
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

Management’s Discussion and Analysis Continued
     We also manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets. We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP systems in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, New Zealand, Indonesia, Chile, Belgium and the Netherlands have also been deployed, as well as SAP financial modules in North America. These conversions have been completed as planned, with relatively minor transitional impacts in the first few months following deployment. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations since 2004 and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. These features made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouses and partners, as well as the ramp-up of effective order processing, did not run as smoothly as we planned, resulting in order delays that diminished sales and margins in the first and second quarters of this year. By the end of the second quarter of 2011, these system and process issues have been largely addressed. We expect improvement to our Australian operations in the second half as we re-engage customers and work to rebuild market share lost during the transition. However, the expected pace of recovery will continue to yield year-over-year declines in profitability in Australia over the remainder of the year, even if those declines are narrower than the first half of 2011. We are evaluating the lessons learned from the Australia deployment, and through our phased deployment approach, can apply improvements to help mitigate similar impacts in future roll-outs. We expect to have this enterprise system deployed in all business units in approximately the next three years. However, we can make no assurances that we will not have disruptions, delays and/or deficiencies from forthcoming deployments.
Operations
     The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and twenty-six week periods indicated.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 2,		July 3,		July 2,		July 3,
	2011		2010		2011		2010
Net sales by geographic region:
North America	$3,760,429	43.0%	$3,558,789	43.6%	$7,266,862	41.6%	$6,850,775	42.1%
EMEA	2,640,120	30.2	2,371,505	29.1	5,516,354	31.6	5,036,915	31.0
Asia-Pacific	1,961,844	22.4	1,866,141	22.9	3,895,840	22.3	3,634,540	22.4
Latin America	386,632	4.4	359,893	4.4	793,681	4.5	730,052	4.5

Total	$8,749,025	100.0%	$8,156,328	100.0%	$17,472,737	100.0%	$16,252,282	100.0%

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 2,		July 3,		July 2,		July 3,
	2011		2010		2011		2010
Operating income and operating margin by geographic region:
North America	$67,589	1.80%	$54,708	1.54%	$126,736	1.74%	$96,624	1.41%
EMEA	16,914	0.64	22,290	0.94	48,997	0.89	57,151	1.13
Asia-Pacific	16,496	0.84	29,787	1.60	24,710	0.63	56,314	1.55
Latin America	6,480	1.68	4,825	1.34	12,747	1.61	11,241	1.54
Stock-based compensation expense	(10,331)	—	(7,034)	—	(15,988)	—	(11,065)	—

Total	$97,148	1.11%	$104,576	1.28%	$197,202	1.13%	$210,265	1.29%

Management’s Discussion and Analysis Continued
     We sell finished products purchased from many vendors but generated approximately 23% and 24% of our consolidated net sales for the twenty-six week periods ended July 2, 2011 and July 3, 2010, respectively, from products purchased from Hewlett-Packard Company and approximately 10% for both of the twenty-six week periods ended July 2, 2011 and July 3, 2010 from products purchased from Cisco Systems, Inc. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	94.75	94.64	94.77	94.59

Gross profit	5.25	5.36	5.23	5.41
Operating expenses:
Selling, general and administrative	4.14	4.08	4.10	4.12
Reorganization credits	—	(0.00)	(0.00)	(0.00)

Income from operations	1.11	1.28	1.13	1.29
Other expense, net	0.15	0.12	0.18	0.11

Income before income taxes	0.96	1.16	0.95	1.18
Provision for income taxes	0.27	0.33	0.28	0.33

Net income	0.68%	0.83%	0.66%	0.85%

Results of Operations for the Thirteen Weeks Ended July 2, 2011 Compared to the Thirteen Weeks Ended July 3, 2010
     Our consolidated net sales increased 7.3% to $8,749,025 for the thirteen weeks ended July 2, 2011, or second quarter of 2011, from $8,156,328 for the thirteen weeks ended July 3, 2010, or second quarter of 2010. Net sales from our North American operations increased 5.7% to $3,760,429 in the second quarter of 2011 from $3,558,789 in the second quarter of 2010. Net sales from our EMEA operations increased 11.3% to $2,640,120 in the second quarter of 2011 from $2,371,505 in the second quarter of 2010. Net sales from our Asia-Pacific operations increased 5.1% to $1,961,844 in the second quarter of 2011 from $1,866,141 in the second quarter of 2010. Net sales from our Latin American operations increased 7.4% to $386,632 in the second quarter of 2011 from $359,893 in the second quarter of 2010. The translation impact of strengthening EMEA, Asia-Pacific and Latin American currencies relative to the U.S. dollar contributed approximately thirteen, eight and six percentage points of the year-over-year increase in the respective region’s net sales. The combined translation impacts of these foreign currencies contributed approximately six percentage points of the year-over-year consolidated increase in net sales. Our consolidated net sales in the second quarter of 2011 reflect a stable level of demand for technology products and services with greater strength in the North and Latin American regions, driven particularly by the U.S. and Mexico, respectively. Consumer demand remained relatively weak in EMEA and Asia-Pacific despite stronger markets in two of our larger country operations in those regions — Germany and China. Our year-over-year Asia-Pacific region and consolidated net sales were also impacted negatively by approximately nine and two percentage points, respectively, from revenue declines in our Australian operations which were primarily attributable to the system implementation complications in that country.
     Gross margin declined 11 basis points to 5.25% in the second quarter of 2011 from 5.36% in the second quarter of 2010. The decline year-over-year is primarily attributable to the system-implementation complications in Australia, which drove down consolidated gross margin by five basis points in the second quarter of 2011, as well as weakness in some Asian and European consumer markets. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin. Increased competition or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Management’s Discussion and Analysis Continued
     Total selling, general and administrative expenses, or SG&A expenses, increased 8.7% to $362,084 in the second quarter of 2011 from $333,066 in the second quarter of 2010 and increased six basis points, as a percentage of consolidated net sales, to 4.14% in the second quarter of 2011 from 4.08% in the second quarter of 2010. The translation impact of strengthening foreign currencies relative to the U.S. dollar contributed approximately $16,000 of the year-over-year increase. The remaining increase was primarily attributable to merit compensation increases for our associates, our continued investments in strategic growth initiatives and system enhancements, including the global deployment of new enterprise resource planning software, and an increase in stock-based compensation expense of $3,297 associated with our long-term incentive plans.
     Operating margin decreased to 1.11% in the second quarter of 2011 from 1.28% in the second quarter of 2010, reflecting the decline in our gross margin and increase in SG&A expenses discussed above. Our North American operating margin increased to 1.80% in the second quarter of 2011 from 1.54% in the second quarter of 2010. The year-over-year increase in our North America operating margin is due primarily to solid gross margin and operating expense leverage on the region’s sales growth. Our EMEA operating margin decreased to 0.64% in the second quarter of 2011 from 0.94% in the second quarter of 2010. The decline in our EMEA operating margin is primarily attributable to the effects of weak consumer sentiment and a softer retail market in certain markets in the region. Our Asia-Pacific operating margin decreased to 0.84% in the second quarter of 2011 from 1.60% in the second quarter of 2010. The decline in Asia-Pacific operating margin is primarily the result of disruptions in our Australian business caused by complications migrating to a new enterprise system. The impact of our Australian operations contributed 81 and 19 basis points of decline in year-over-year operating margin for our Asia-Pacific region and consolidated results, respectively. Our Latin American operating margin increased to 1.68% in the second quarter of 2011 from 1.34% in the second quarter of 2010. The year-over-year increase in our Latin America operations is primarily attributable to strong profitability in Mexico and our Miami export operations, offset in part by challenges in our Brazilian operation where we continue to invest in process improvements to enhance profitability. We continuously evaluate and may implement process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred other expenses of $13,326 in the second quarter of 2011 compared to $9,853 in the second quarter of 2010. The year-over-year increase is primarily attributable to higher interest expense as a result of the $300,000 in public debt issued in August 2010 and debt associated with the higher levels of working capital through most of the current-year quarter. The second quarter of 2011 includes a net gain of approximately $2,500 related to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency. This gain is a function of the timing of currency fluctuations within the quarter and includes a reversal of a majority of the approximate $4,200 foreign exchange loss recorded in the first quarter of 2011.
     The provision for income taxes was $24,091, or an effective tax rate of 28.7%, in the second quarter of 2011 compared to $26,996, or an effective tax rate of 28.5%, in the second quarter of 2010. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets. The year-over-year increase in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions, including losses in certain tax jurisdictions in which we are not able to record a tax benefit.
Results of Operations for the Twenty-six Weeks Ended July 2, 2011 Compared to the Twenty-six Weeks Ended July 3, 2010
     Our consolidated net sales increased 7.5% to $17,472,737 for the twenty-six weeks ended July 2, 2011, or first six months of 2011, from $16,252,282 for the twenty-six weeks ended July 3, 2010, or first six months of 2010. Net sales from our North American operations increased 6.1% to $7,266,862 in the first six months of 2011 from $6,850,775 in the first six months of 2010. Net sales from our EMEA operations increased 9.5% to $5,516,354 in the first six months of 2011 from $5,036,915 in the first six months of 2010. Net sales from our Asia-Pacific operations increased 7.2% to $3,895,840 in the first six months of 2011 from $3,634,540 in the first six months of 2010. Net sales from our Latin American operations increased 8.7% to $793,681 in the first six months of 2011 from $730,052 in the first six months of 2010. The translation impact of strengthening EMEA, Asia-Pacific and Latin American currencies relative to the U.S. dollar contributed approximately seven, seven and six percentage points of the year-over-year increase in the respective region’s net sales. The combined translation impacts of these foreign currencies contributed approximately four percentage points of the year-over-year increase in our consolidated net sales. Beyond these currency impacts, the year-over-year increase in our consolidated and regional net sales was primarily due to generally solid demand for technology products and services, partially mitigated by

Management’s Discussion and Analysis Continued
pockets of weaker demand, particularly in consumer markets in EMEA and parts of Asia-Pacific, the disruptions of the system deployment in Australia, and increased competitive dynamics, particularly in Asia-Pacific. Our net sales growth is also a function of our continued efforts to expand our line card and enhance our service levels with the customers we serve in the IT market. Our year-over-year Asia-Pacific region and consolidated net sales were also impacted negatively by approximately nine and two percentage points, respectively, from revenue declines in our Australian operations which were primarily attributable to the system implementation complications in that country. Our acquisitions of interAct and Albora in 2010 and Aretê in the first quarter of 2011 in EMEA and the 2010 acquisition of Asiasoft in Asia-Pacific did not have a material impact in comparing our year-over-year regional and consolidated sales growth.
     Gross margin declined 18 basis points to 5.23% in the first six months of 2011 compared to 5.41% in the first six months of 2010. Our Australian operations contributed approximately 13 basis points of the decline, which was primarily the result of the system-implementation complications as discussed above. The weakness in some Asian and European retail markets, competitive pricing in certain Asia-Pacific markets, and a greater mix of lower-margin geographies due to more rapid growth in emerging markets such as China and India also contributed to the decline.
     Total SG&A expenses increased 7.1% to $716,371 in the first six months of 2011 from $669,008 in the first six months of 2010. These increases were primarily attributable to the translation impact of strengthening foreign currencies relative to the U.S. dollar, which contributed approximately $25,000 of the year-over-year increase. Additionally, our expenses reflect continued investments in strategic growth initiatives and system enhancements, including the global deployment of new enterprise resource planning software, merit compensation increases for our associates and an increase in stock-based compensation expense of $4,923 associated with our long-term incentive plans. Selling, general and administrative expenses in the first six months of 2010 also included a $2,380 benefit from a gain on the sale of land and building in EMEA (one basis point and five basis points of consolidated and EMEA net sales, respectively). As a percentage of net sales, operating expenses improved by two basis points to 4.10% in the first six months of 2011 from 4.12% in the first six months of 2010 due to leverage from the higher level of net sales.
     Operating margin decreased to 1.13% in the first six months of 2011 from 1.29% in the first six months of 2010. Our North American operating margin increased to 1.74% in the first six months of 2011 from 1.41% in the first six months of 2010. Our EMEA operating margin decreased to 0.89% in the first six months of 2011 from 1.13% in the first six months of 2010. Our Asia-Pacific operating margin decreased to 0.63% in the first six months of 2011 from 1.55% in the first six months of 2010. Our Latin American operating margin increased to 1.61% in the first six months of 2011 from 1.54% in the first six months of 2010. The changes in our operating margins are primarily attributable to the same factors as discussed in our quarterly operating margins above.
     We incurred other expenses, net, of $31,975 in the first six months of 2011 compared to $18,310 in the first six months of 2010. The year-over-year increase is primarily attributable to the same factors discussed in our quarterly discussion above.
     The provision for income taxes was $49,186, or an effective tax rate of 29.8%, in the first six months of 2011 compared to $53,900, or an effective tax rate of 28.1%, in the first six months of 2010. The year-over-year increase in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions, including losses in certain tax jurisdictions in which we are not able to record a tax benefit.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	the impact of and possible disruption caused by efforts to improve our IT capabilities, integrate acquisitions, or implement reorganization actions, as well as the related expenses and/or charges;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	general changes in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;
•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics services in the fourth quarter, which affect our operating expenses and gross margins;

Management’s Discussion and Analysis Continued
•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	changes in our provision for taxes due to the mix of taxable earnings and losses across our operations, including losses in certain tax jurisdictions in which we are not able to record a tax benefit, as well as the resolution of uncertain tax positions or changes in the valuation allowance related to the expected recovery of our deferred tax asset;
•	the impact of acquisitions and divestitures;
•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, or regulatory matters;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints; and
•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.
     Historical variations in our business may not be indicative of future trends. In addition, our narrow operating margins may magnify the impact of the foregoing factors on our operating results.
Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, factoring of trade accounts receivable and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities.
     Our cash and cash equivalents totaled $1,366,772 and $1,155,551 at July 2, 2011 and January 1, 2011, respectively. We normally have a seasonal decline in sales from our fourth quarter to our second quarter. This seasonal drop was approximately 11% in the second quarter of 2011. As noted above, this trend will typically yield a decrease in our net investment in working capital. However, our working capital days at the end of the first half of 2011 were higher than our year-end 2010 working capital days but within our normal range of 22 to 26 working capital days, primarily because of the impact of slower retail demand on inventory levels, which more than offset the impact of the seasonal sales trend. Furthermore, we invested in property and equipment and acquisitions and repurchased $75,906 in our common stock during the first six months of 2011, which was partially offset by our ongoing generation of profits from the business excluding noncash items, proceeds from exercise of stock options and net proceeds from debt.
     Operating activities provided net cash of $276,833 for the first six months of 2011 compared to $91,048 for the first six months of 2010. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by both fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities for both periods principally reflects our net income before noncash charges, and the working capital trends discussed above, most notably our collections on accounts receivable from the end of 2010, offset in part by payments on our accounts payable, higher investment in inventory and a decrease in our book overdraft balance (see “Capital Resources” for further discussion of this balance). Our cash flow from operations in the first six months of 2010 reflects many of the same trends, although that period also included a higher investment in inventory on a greater revenue growth trend and due to targeted higher stocking levels to facilitate a more rapidly growing level of sales expected in the second half of that year.

Management’s Discussion and Analysis Continued
     Investing activities used net cash of $63,998 for the first six months of 2011 compared to $35,012 for the first six months of 2010. The net cash used by investing activities was primarily driven by capital expenditures in both periods, with a higher level of capital expenditures in the current year based on timing of investments in our previously discussed enterprise system deployment and some incremental investment in a new warehouse in the Asia-Pacific region. The first six months of 2010 also included net proceeds of $3,924 received from the sale of land and building in EMEA.
     Financing activities used net cash of $31,217 for the first six months of 2011 compared to $167,921 for the first six months of 2010. The net cash used by financing activities in the first six months of 2011 primarily reflects our repurchase of $75,906 of Class A Common Stock and the repayment of $6,250 on our unsecured term loan, partially offset by $33,732 in proceeds from the exercise of stock options and the net proceeds of $14,657 on our revolving credit facilities. The net cash used by financing activities in the first six months of 2010 primarily reflects our repurchase of $152,285 of Class A Common Stock and the net repayments of $29,904 on our revolving credit facilities and unsecured term loan, partially offset by $12,654 in proceeds from the exercise of stock options.
     Our levels of debt and cash and cash equivalents are highly influenced by our working capital needs. As such, our cash and cash equivalents balances and borrowings fluctuate from period-to-period and may also fluctuate significantly within a quarter. This fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any point in time.
Capital Resources
     We have maintained a conservative capital structure which we believe will continue to serve us well in an economic environment that remains uncertain. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2017. Our cash and cash equivalents totaled $1,366,772 and $1,155,551 at July 2, 2011 and January 1, 2011, respectively, of which $760,631 and $714,014, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of July 2, 2011 and January 1, 2011, we had book overdrafts of $418,018 and $517,107, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
     We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1, commencing March 1, 2011. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.
     We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at July 2, 2011 and January 1, 2011 under this North American financing program.

Management’s Discussion and Analysis Continued
     We have a revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $145,000 at July 2, 2011. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at July 2, 2011 and January 1, 2011 under this EMEA financing program.
     We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $96,000, and €90,000, or approximately $131,000, at July 2, 2011. These programs require certain commitment fees, and borrowings under both programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at July 2, 2011 and January 1, 2011 under these EMEA financing programs.
     In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides a borrowing capacity of up to 160,000 Australian dollars, or approximately $172,000 at July 2, 2011. The new financing program matures in May 2014. The interest rate for the new financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings at July 2, 2011 and January 1, 2011 under the Asia-Pacific financing program.
     Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia-Pacific facilities. At July 2, 2011, our actual aggregate available capacity under these programs was approximately $995,000 based on eligible trade accounts receivable available, against which we had no borrowings. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At July 2, 2011, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,289,000.
     We have a senior unsecured term loan facility with a bank syndicate in North America with an outstanding balance of $228,125 at July 2, 2011 and $234,375 at January 1, 2011. The interest rate on this facility is based on one-month LIBOR, plus a variable margin that is based on our debt ratings and leverage ratio. Interest is payable monthly. Under the terms of the agreement, we are also required to pay a minimum of $3,125 of principal on the loan on a quarterly basis and a balloon payment of $215,625 at the end of the loan term in August 2012. The agreement also contains certain negative covenants, including restrictions on funded debt and interest coverage, as well as customary representations and warranties, affirmative covenants and events of default.
     In connection with the senior unsecured term loan facility, we have an interest rate swap agreement for a notional amount of $178,125 of the term loan principal amount, the effect of which is to swap the LIBOR portion of the floating-rate obligation for a fixed-rate obligation. The fixed rate including the variable margin is approximately 5%. The notional amount on the interest rate swap agreement reduces by $3,125 quarterly consistent with the maturity schedule of the senior unsecured term loan. We account for the interest rate swap agreement as a cash flow hedge. At July 2, 2011 and January 1, 2011, the mark-to-market value of the interest rate swap amounted to $6,789 and $9,252, respectively, which was recorded as a decrease in other comprehensive income with an offsetting increase to the hedged debt, bringing the total carrying value of the senior unsecured term loan to $234,914 and $243,627, respectively.

Management’s Discussion and Analysis Continued
     We have a $275,000 revolving senior unsecured credit facility with a bank syndicate in North America, which matures in August 2012. The interest rate on the revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. At July 2, 2011 and January 1, 2011, we had no borrowings under this North American credit facility. This credit facility may also be used to issue letters of credit. At July 2, 2011 and January 1, 2011, letters of credit of $4,700 and $5,000, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $623,000 at July 2, 2011. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At July 2, 2011 and January 1, 2011, respectively, we had $107,707 and $92,774 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.7% and 6.8% per annum, respectively, at July 2, 2011 and January 1, 2011. At July 2, 2011 and January 1, 2011, letters of credit totaling $27,074 and $21,941, respectively, were issued principally to certain vendors to support purchases by our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
     There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 other than the changes in our trade accounts receivable-backed financing programs, as discussed above.
Covenant Compliance
     We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At July 2, 2011, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
     We have an uncommitted factoring program in North America under which trade accounts receivable of one of our larger customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another of our larger customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed €40,000, or approximately $58,000, at July 2, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At July 2, 2011 and January 1, 2011, we had a total of $163,714 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees in the amount of $732 for the thirteen weeks ended July 2, 2011 and $1,574 for the twenty-six weeks ended July 2, 2011 related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income. There were no factoring fees in the thirteen or twenty-six weeks ended July 3, 2010.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the twenty-six weeks ended July 2, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 1, 2011.

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
Item 1. Legal Proceedings
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais, which is approximately $8,200 and $7,600 at July 2, 2011 and January 1, 2011, respectively, based on the exchange rate prevailing on those dates of 1.560 and 1.666 Brazilian reais, respectively, to the U.S. dollar. We have recorded a liability only for this assessed amount and not for the unassessed period from October 2002 through December 2005 because it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from the Brazilian tax authorities for that period has expired. Brazilian law provides that such taxes are not assessable on software imports after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $16,500 as of July 2, 2011 based on the exchange rate prevailing on that date of 1.560 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent, assessments. However, we can make no assurances that we will ultimately be successful in defending such assessments.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $35,300 based upon a July 2, 2011 exchange rate of 1.560 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 94,200 Brazilian reais or approximately $60,400 at July 2, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as we believe an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. However, we can make no assurances that we will ultimately be successful in our defense of this matter.

     We and one of our subsidiaries were named as defendants in two separate lawsuits arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). In August 2007, the trustee of the Refco Litigation Trust filed suit against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities (the “Kirschner action”), claiming damage to the bankrupt Refco entities in the amount of $2 billion. The Kirschner action contained a single claim against us and our subsidiary, alleging that loan transactions between the subsidiary and Refco in early 2000 and early 2001 aided and abetted the common law fraud of Bennett and other defendants. In March 2008, the liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against many of the same defendants named in the Kirschner action, as well as others. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in the loan transactions mentioned above, causing damage to the hedge funds in an unspecified amount. Both actions were removed by the defendants to the U.S. District Court for the Southern District of New York. In April 2009, the trial court in the Kirschner action granted our motion to dismiss, and ordered that judgment be entered in favor of the Company and our subsidiary. That judgment was affirmed on appeal on November 18, 2010, and plaintiff’s petition for rehearing was denied by the appellate court on April 6, 2011. The judgment in our favor is now final. We have motions to dismiss pending decision in the Krys matter. We intend to continue vigorously defending the Krys matter and do not expect its final disposition to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Not applicable.
(b)     Not applicable.
(c)     Share Repurchase Program
     In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs in the second quarter of 2010. The following table provides information about our monthly share repurchase activity under this program during the second quarter of 2011:

Issuer Purchases of Equity Securities
				Approximate
				Dollar Value
			Total Number	of Shares that
			of Shares	May Yet Be
	Total Number	Average	Purchased as	Purchased
	of Shares	Price Paid	Part of Publicly	Under the
Fiscal Month Period	Purchased	Per Share	Announced Program	Program
April 3 - April 30, 2011	39	$18.97	86	$398,351
May 1 - May 28, 2011	3,995	18.59	4,081	324,094

Total	4,034		4,167

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
Item 6. Exhibits

No.	Description
10.1	Letter dated June 10, 2011 relating to equity awards to Alain Maquet

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.
By:	/s/ William D. Humes
	Name:	William D. Humes
	Title:	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 10, 2011

EXHIBIT INDEX

No.	Description
10.1	Letter dated June 10, 2011 relating to equity awards to Alain Maquet

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.