Form 10-Q
period 2011-10-01
INGRAM MICRO INC
filed 2011-11-01
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 153,401,199 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 1, 2011.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	October 1,	January 1,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,002,290	$1,155,551
Trade accounts receivable (less allowances of $66,205 and $75,794)	3,735,526	4,138,629
Inventory	3,101,838	2,914,525
Other current assets	318,385	381,383

Total current assets	8,158,039	8,590,088
Property and equipment, net	304,824	247,395
Intangible assets, net	76,678	81,992
Other assets	127,862	164,557

Total assets	$8,667,403	$9,084,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,459,300	$4,593,694
Accrued expenses	425,169	536,218
Short-term debt and current maturities of long-term debt	122,950	105,274

Total current liabilities	5,007,419	5,235,186
Long-term debt, less current maturities	316,531	531,127
Other liabilities	77,557	76,537

Total liabilities	5,401,507	5,842,850

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 184,888 and 182,458 shares issued and 153,401 and 158,745 shares outstanding in 2011 and 2010, respectively	1,849	1,825
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,306,399	1,259,406
Treasury stock, 31,487 and 23,713 shares in 2011 and 2010, respectively	(529,491)	(388,817)
Retained earnings	2,340,045	2,200,755
Accumulated other comprehensive income	147,094	168,013

Total stockholders’ equity	3,265,896	3,241,182

Total liabilities and stockholders’ equity	$8,667,403	$9,084,032

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales	$8,903,020	$8,453,835	$26,375,757	$24,706,117

Cost of sales	8,462,300	8,000,310	25,021,733	23,373,677

Gross profit	440,720	453,525	1,354,024	1,332,440

Operating expenses:
Selling, general and administrative	354,185	346,614	1,070,556	1,015,622
Reorganization costs (credits)	1,156	—	887	(358)

	355,341	346,614	1,071,443	1,015,264

Income from operations	85,379	106,911	282,581	317,176

Other expense (income):
Interest income	(1,432)	(1,334)	(4,056)	(3,447)
Interest expense	13,048	11,545	40,561	25,015
Net foreign currency exchange loss (gain)	(1,348)	4,899	(1,313)	6,576
Loss from settlement of interest rate swap and senior unsecured term loan	5,624	—	5,624	—
Other	2,393	3,239	9,444	8,515

	18,285	18,349	50,260	36,659

Income before income taxes	67,094	88,562	232,321	280,517

Provision for income taxes	43,768	23,573	92,954	77,473

Net income	$23,326	$64,989	$139,367	$203,044

Basic earnings per share	$0.15	$0.41	$0.88	$1.26

Diluted earnings per share	$0.15	$0.41	$0.86	$1.23

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities:
Net income	$139,367	$203,044
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,947	47,626
Stock-based compensation	25,068	18,214
Excess tax benefit from stock-based compensation	(3,029)	(1,226)
Loss from settlement of interest rate swap and senior unsecured term loan	5,624	—
Gain on sale of land and building	—	(2,380)
Noncash charges for interest	1,418	415
Deferred income taxes	27,072	(333)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	424,147	262,286
Inventory	(174,742)	(379,105)
Other current assets	81,642	11,179
Accounts payable	(117,761)	(174,293)
Increase (decrease) in book overdrafts	(44,574)	32,827
Accrued expenses	(148,848)	36,764

Cash provided by operating activities	258,331	55,018

Cash flows from investing activities:
Purchases of property and equipment	(90,907)	(45,421)
Sale of (investment in) marketable trading securities	(1,261)	956
Proceeds from sale of land and building	—	3,924
Acquisitions, net of cash acquired	(2,106)	(8,329)

Cash used by investing activities	(94,274)	(48,870)

Cash flows from financing activities:
Proceeds from exercise of stock options	41,854	13,240
Repurchase of Class A Common Stock	(150,905)	(152,285)
Excess tax benefit from stock-based compensation	3,029	1,226
Proceeds from issuance of senior unsecured notes, net of issuance costs	—	297,152
Settlement of senior unsecured term loan	(239,752)	(9,375)
Net proceeds from revolving credit facilities	41,659	40,275

Cash provided (used) by financing activities	(304,115)	190,233

Effect of exchange rate changes on cash and cash equivalents	(13,203)	3,936

Increase (decrease) in cash and cash equivalents	(153,261)	200,317

Cash and cash equivalents, beginning of period	1,155,551	910,936

Cash and cash equivalents, end of period	$1,002,290	$1,111,253

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America; Europe, Middle East and Africa (“EMEA”); Asia-Pacific; and Latin America.
     The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of October 1, 2011, our consolidated results of operations for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 and our consolidated cash flows for the thirty-nine weeks ended October 1, 2011 and October 2, 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2011. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 1, 2011 may not be indicative of the consolidated results of operations that can be expected for the full year.
     Book Overdrafts
     Book overdrafts of $472,533 and $517,107 as of October 1, 2011 and January 1, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of October 1, 2011 and January 1, 2011, or any balance on any given date.
     Trade Accounts Receivable Factoring Programs
     We have an uncommitted factoring program in North America under which trade accounts receivable of one of our larger customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another of our large customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed €40,000, or approximately $54,000, at October 1, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 1, 2011 and January 1, 2011, we had a total of $169,873 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees in the amount of $666 and $596 for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and $2,239 and $596 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
Note 2 — Share Repurchases
     In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs in the second quarter of 2010. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases will be funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the vesting of their equity awards under the Ingram Micro Inc. 2011 Equity Incentive Plan (see Note 4). Our stock repurchase and issuance activity for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 are summarized in the table below.

		Weighted
		Average-
	Shares	Price Per	Net Amount
	Repurchased	Share	Repurchased
Cumulative balance at January 1, 2011	23,713	$16.40	$388,817
Repurchase of Class A Common Stock	8,312	18.15	150,905
Issuance of Class A Common Stock	(538)	19.01	(10,231)

Cumulative balance at October 1, 2011	31,487	16.82	$529,491

Cumulative balance at January 2, 2010	15,095	$16.11	$243,219
Repurchase of Class A Common Stock	8,960	16.99	152,285
Issuance of Class A Common Stock	(226)	19.67	(4,446)

Cumulative balance at October 2, 2010	23,829	16.41	$391,058

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
     The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net income	$23,326	$64,989	$139,367	$203,044

Weighted average shares	153,759	156,774	157,883	161,431

Basic EPS	$0.15	$0.41	$0.88	$1.26

Weighted average shares, including the dilutive effect of stock-based awards (3,008 and 2,782 for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and 3,660 and 3,192 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively)	156,767	159,556	161,543	164,623

Diluted EPS	$0.15	$0.41	$0.86	$1.23

     There were approximately 4,452 and 7,525 stock-based awards for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and 2,304 and 5,654 stock-based awards for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
Note 4 — Stock-Based Compensation
     During the second quarter of 2011, our stockholders approved the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Incentive Plan”), which constitutes an amendment and restatement of the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan and a consolidation with the Ingram Micro Inc. 2008 Executive Incentive Plan. The 2011 Incentive Plan increased the number of shares that we may issue by 13,500, for the granting of stock-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. We have granted time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. In 2011 and 2010, a portion of the performance-vested restricted stock units granted to management is based on the performance measurement of profit before tax, with the remainder based on earnings per share growth and return on invested capital versus preset targets.
     No stock options were granted during the thirteen weeks ended October 1, 2011 or October 2, 2010, while restricted stock and restricted stock units granted were 16 for both periods. Stock options granted during the thirty-nine weeks ended October 1, 2011 and October 2, 2010 were 39 and 48, respectively, and restricted stock and restricted stock units granted were 1,775 and 1,817, respectively. As of October 1, 2011, approximately 15,600 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended October 1, 2011 and October 2, 2010 was $9,080 and $7,149, respectively, and the related income tax benefit was approximately $2,200 and $1,700, respectively. Stock-based compensation expense for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 was $25,068 and $18,214, respectively, and the related income tax benefit was approximately $6,700 and $5,200, respectively.
     During the thirteen weeks ended October 1, 2011 and October 2, 2010, a total of 184 and 83 stock options, respectively, were exercised, and 11 and 12 restricted stock and restricted stock units vested, respectively. For the thirty-nine weeks ended October 1, 2011 and October 2, 2010, a total of 2,195 and 884 stock options, respectively, were exercised, and 1,099 and 744 restricted stock and restricted stock units vested, respectively. During the thirty-nine weeks ended October 1, 2011 and October 2, 2010, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 772 and 492 shares, respectively.
Note 5 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net income	$23,326	$64,989	$139,367	$203,044
Changes in foreign currency translation adjustments and other	(116,432)	116,638	(20,919)	1,357

Comprehensive income (loss)	$(93,106)	$181,627	$118,448	$204,401

     Accumulated other comprehensive income included in stockholders’ equity consisted primarily of foreign currency translation adjustments, fair value adjustments to our interest rate swap agreement, which we settled in September 2011 (see Note 10), and foreign currency forward contracts designated as cash flow hedges.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
Note 6 — Derivative Financial Instruments
     The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Values
	October 1,	January 1,	October 1,	January 1,
	2011	2011	2011	2011
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$5,827	$—	$154	$—

Accrued expenses
Foreign exchange contracts	5,525	71,253	(210)	(5,078)

Long-term debt
Interest rate contract	—	184,375	—	(9,252)

	11,352	255,628	(56)	(14,330)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	376,629	347,108	13,818	585

Accrued expenses
Foreign exchange contracts	489,311	726,187	3,474	(11,428)

	865,940	1,073,295	17,292	(10,843)

Total	$877,292	$1,328,923	$17,236	$(25,173)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in the interest rate swap contract.
     The amount recognized in earnings from our derivative instruments, including ineffectiveness, was a net gain (loss) of $35,645 and $(51,803) for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and a net gain (loss) of $(5,310) and $1,619 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized gains (losses), net of taxes, of $5,530 and $1,660 during the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and $9,166 and $(2,334), net of taxes, during the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, were reflected in accumulated other comprehensive income associated with our cash flow hedging transactions.
     Cash Flow and Other Hedges
     Our designated hedges consisted of an interest rate swap to hedge variable interest rates on a portion of our senior unsecured term loan, which we terminated upon repaying the underlying loan in September 2011 (see Note 10), and foreign currency forward contracts to hedge certain foreign currency-denominated intercompany loans and anticipated management fees. In addition, we also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
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
     At October 1, 2011 and January 1, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $633,922 and $532,985, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $41,740 and $44,401, respectively, both determined based on Level 1 criteria, as defined above, and derivative assets of $17,446 and $585, respectively, and derivative liabilities of $210 and $25,758, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain (loss) of $32,350 and $(15,853) for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and a net unrealized gain of $42,409 and $1,343 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
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
     In the first nine months of 2010, we acquired all of the outstanding shares of interAct BVBA and Albora Soluciones SL in our EMEA region and the assets and liabilities of Asiasoft Hong Kong Limited in our Asia-Pacific region. These acquisitions further strengthen our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329, which has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in identifiable intangible assets of $6,044, primarily related to vendor and customer relationships with estimated useful lives of 10 years and deferred tax liabilities of $1,840 related to the intangible assets, none of which are deductible for income tax purposes.
     All acquisitions for the periods presented above were not material, individually or in the aggregate, to us as a whole and therefore, pro-forma financial information has not been presented.
     The gross carrying amounts of finite-lived identifiable intangible assets of $183,196 and $179,267 at October 1, 2011 and January 1, 2011, respectively, are amortized over their remaining estimated lives ranging up to 17 years. The net carrying amount was $76,678 and $81,992 at October 1, 2011 and January 1, 2011, respectively. Amortization expense was $2,976 and $4,431 for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and $9,431 and $13,082 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
Note 9 — Reorganization and Expense-Reduction Program Costs
     During the third quarter of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume as a result of the system-implementation complications and loss of market-share in that country. The reorganization costs of $924 relate to employee termination benefits for workforce reductions for 16 employees. The reorganization costs and activities associated with these actions are summarized in the table below for the thirteen weeks ended October 1, 2011:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		October 1,
	Costs	Liability	Adjustments	2011
Employee termination benefits	$924	$(535)	$(53)	$336

     Adjustments reflected in the table above include the net foreign currency impact that decreased the U.S. dollar liability by $53. We expect the remaining liabilities, all of which are associated with workforce reductions, to be substantially utilized by the end of 2011.
     In the second half of 2008 and through 2009, we implemented cost-reduction programs in all of our regions to align our level of operating expenses with declines in sales volume resulting primarily from the economic downturn. The remaining liabilities and 2011 activities associated with these actions are summarized in the table below for the thirty-nine weeks ended October 1, 2011:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		October 1,
	2011	Liability	Adjustments	2011
Facility costs	$8,036	$(1,732)	$(122)	$6,182

     Adjustments reflected in the table above include a net reduction of $37 to reorganization liabilities, consisting of two adjustments to reorganization liabilities recorded in prior years: a credit of $269 recorded in the first quarter of 2011 in EMEA for lower than expected costs associated with facility consolidations, partially offset by a charge of $232 recorded in the third quarter of 2011 in North America related to a true-up for greater than expected costs associated with facility consolidations. Also included in the adjustments is a net foreign currency impact that decreased the U.S. dollar liability by $85. We expect the remaining liabilities, all of which are associated with facility costs, to be substantially utilized by the end of 2014.
     Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. The remaining liabilities and 2011 activities associated with these actions are summarized in the table below for the thirty-nine weeks ended October 1, 2011:

	Outstanding	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	January 1,	Against the		October 1,
	2011	Liability	Adjustments	2011
Facility costs	$4,803	$(721)	$(74)	$4,008

     Adjustments reflected in the table above include the net foreign currency impact that decreased the U.S. dollar liability by $74. We expect the remaining liabilities, all of which are associated with facility costs, to be fully utilized by the end of 2015.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
Note 10 — Debt
     The carrying value of our outstanding debt consists of the following:

	October 1,	January 1,
	2011	2011
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Asia-Pacific revolving trade accounts receivable-backed financing program	16,531	—
Senior unsecured term loan	—	243,627
Lines of credit and other debt	122,950	92,774

	439,481	636,401
Short-term debt and current maturities of long-term debt	(122,950)	(105,274)

	$316,531	$531,127

     We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at October 1, 2011 and January 1, 2011 under this North American financing program.
     In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides borrowing capacity of up to 160,000 Australian dollars, or approximately $156,000 at October 1, 2011. The new financing program matures in May 2014. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At October 1, 2011 and January 1, 2011, we had borrowings of $16,531 and $0, respectively, under these Asia-Pacific financing programs.
     In September 2011, we terminated our senior unsecured term loan credit facility with a bank syndicate in North America. We repaid our outstanding balance of $225,000 with our available cash. Concurrently with the termination of our senior unsecured term loan facility, we settled our interest rate swap agreement with a notional amount of $175,000 of the term loan principal amount at that date, which had been accounted for as a cash flow hedge. Both terminations resulted in an aggregate loss of approximately $5,624 consisting of a loss of $5,377 on the settlement of our interest rate swap agreement and a write-off totaling $247 of our remaining unamortized deferred financing costs associated with the terminated facility.
     In September 2011, we also terminated our $275,000 revolving senior unsecured credit facility. We replaced this facility on the same day with a new $750,000 revolving senior unsecured credit facility from a syndicate of multinational banks. The new credit facility matures in September 2016. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at October 1, 2011 and January 1, 2011 under this credit facility. This credit facility may also be used to issue letters of credit. At October 1, 2011 and January 1, 2011, letters of credit of $4,250 and $5,000, respectively, were issued under the new and terminated facilities, respectively, to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
Note 11 — Income Taxes
     Our effective tax rate for the thirteen weeks ended October 1, 2011 was 65.2% as compared to 26.6% for the thirteen weeks ended October 2, 2010. For the thirty-nine weeks ended October 1, 2011 and October 2, 2010, our effective tax rate was 40.0% and 27.6%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets. The year-over-year increase in effective tax rate is primarily attributable to a non-cash charge to record valuation allowance of $24,810 recorded during the quarter ended October 1, 2011 to establish a full reserve on all deferred tax assets of our operations in Brazil. In addition to the impact of the valuation allowance, the change in our effective tax rate also reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.
     We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial performance. After multiple years of profitability, our operational performance in Brazil has weakened over the last two years. Although net operating losses in Brazil can be carried forward indefinitely, and despite continuing to execute against our performance improvement plan and making progress in re-staffing key management positions through the first three quarters of 2011, such progress has been slower than originally planned and, as of October 1, 2011, we are now forecasting a third consecutive year of pre-tax losses. As a result, we now believe the weight of objectively verifiable negative evidence, which includes a longer period of time since the Brazilian business unit was profitable and a later return to profitability than we originally envisioned entering 2011, now outweighs the positive evidence. Given the relative weight placed on the negative evidence of recent losses and our continued weak performance through the first three quarters of 2011, we no longer believe it is more likely than not, as that term is defined by the applicable U.S. GAAP guidance, that we will realize any of the deferred tax assets attributable to our operations in Brazil as of October 1, 2011. We will continue to work on improving the performance of our operations in Brazil and will monitor for objectively verifiable positive evidence that may alter our conclusion as to the likelihood of realizing such deferred tax assets in future periods.
     At October 1, 2011, our deferred tax assets totaled $415,333 ($176,563 net of valuation allowances), approximately 47% of which related to net operating loss carryforwards. In our Australian operation, we had deferred tax assets of $20,549 at October 1, 2011. This included net operating loss carryforwards of $11,503 generated entirely during 2011 for that entity, which are allowed to be carried forward indefinitely to offset future taxable income under Australian law. As of October 1, 2011, we believe it is more likely than not that the Australian deferred tax asset will be realized. We monitor our other deferred tax assets for realizability in a similar manner to those described above and will record a valuation allowance if circumstances change and we believe the weight of objectively verifiable positive evidence no longer exceeds the negative evidence in each case.
     At October 1, 2011, we had gross unrecognized tax benefits of $26,224 compared to $23,641 at January 1, 2011, representing a net increase of $2,583 during the first nine months of 2011. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $5,328 at October 1, 2011, compared to $3,006 at January 1, 2011.
     Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009, which is still in progress. During 2010, the statute of limitations lapsed on tax year 2006. It is possible that within the next twelve months, this ongoing federal tax examination, as well as ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax examinations may commence and that other issues may be effectively settled. However, we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
Note 12 — Segment Information
     We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation expense (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.
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
     Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales:
North America	$3,769,733	$3,648,297	$11,036,595	$10,499,072
EMEA	2,653,054	2,479,622	8,169,408	7,516,537
Asia-Pacific	2,059,944	1,954,164	5,955,784	5,588,704
Latin America	420,289	371,752	1,213,970	1,101,804

Total	$8,903,020	$8,453,835	$26,375,757	$24,706,117

Income from operations:
North America	$64,247	$63,507	$190,984	$160,131
EMEA	16,198	18,831	65,195	75,982
Asia-Pacific	7,773	28,180	32,482	84,494
Latin America	6,241	3,542	18,988	14,783
Stock-based compensation expense	(9,080)	(7,149)	(25,068)	(18,214)

Total	$85,379	$106,911	$282,581	$317,176

Capital expenditures:
North America	$23,668	$6,494	$76,447	$33,252
EMEA	1,517	2,024	3,575	4,492
Asia-Pacific	4,691	2,052	10,626	5,183
Latin America	110	149	259	2,494

Total	$29,986	$10,719	$90,907	$45,421

Depreciation and amortization:
North America	$9,470	$8,550	$26,003	$26,399
EMEA	3,129	3,119	9,930	9,476
Asia-Pacific	1,621	3,228	5,092	9,791
Latin America	560	690	1,922	1,960

Total	$14,780	$15,587	$42,947	$47,626

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)

	As of
	October1,	January1,
	2011	2011
Identifiable assets:
North America	$3,803,486	$3,862,870
EMEA	2,821,852	3,122,435
Asia-Pacific	1,655,980	1,635,544
Latin America	386,085	463,183

Total	$8,667,403	$9,084,032

Note 13 — Commitments and Contingencies
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais, which is approximately $6,900 and $7,600 at October 1, 2011 and January 1, 2011, respectively, based on the exchange rate prevailing on those dates of 1.854 and 1.666 Brazilian reais, respectively, to the U.S. dollar. We have recorded a liability only for this assessed amount and not for the unassessed period from October 2002 through December 2005 because it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from the Brazilian tax authorities for that period has expired. Brazilian law provides that such taxes are not assessable on software imports after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $14,100 as of October 1, 2011 based on the exchange rate prevailing on that date of 1.854 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent, assessments. However, we can make no assurances that we will ultimately be successful in defending such assessments.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $29,700 based upon an October 1, 2011 exchange rate of 1.854 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 97,400 Brazilian reais or approximately $52,500 at October 1, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as we believe an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. However, we can make no assurances that we will ultimately be successful in our defense of this matter.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)
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
     We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for the thirteen and thirty-nine week periods ended October 1, 2011 and October 2, 2010. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $11,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.
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
     The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition, market share, revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process and efficiency enhancements; cost-savings; cash flows; inventory levels; working capital days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.
Overview of Our Business
     We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, cloud computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.
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
     We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.

Management’s Discussion and Analysis Continued
     We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP systems in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, New Zealand, Indonesia, Chile, Belgium and the Netherlands have also been deployed, as well as SAP financial modules in North America. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations since 2004 and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. Australia was the first country with this warehouse management system to deploy SAP. These features made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouse and partners, as well as the ramp-up of effective order processing, did not run as smoothly as we planned, resulting in order delays that diminished sales and margins in the first half of this year. Although these system connectivity issues have been resolved, we have noted that the customer experience with the new system is not as robust as what we were providing with our legacy systems. We are currently addressing the customer-service and order management functionality of the new system to better meet our customers’ needs, which we expect to yield improvement in customer service levels in the coming quarters. We expect the pace of recovery in Australia to continue to yield a year-over-year decline in profitability over the remainder of 2011, as we address these additional functionality points and as adopt more aggressive marketing and pricing strategies to win our customers back.
     We are adjusting our system deployment schedule to allow for the development of the enhanced customer functionality before implementing the enterprise system in additional locations. However, we continue to expect to have this enterprise system deployed in all business units in approximately the next three years. We can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.
Operations
     The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the thirteen and thirty-nine week periods indicated.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 1,		October 2,		October 1,		October 2,
	2011		2010		2011		2010
Net sales by geographic region:
North America	$3,769,733	42.4%	$3,648,297	43.2%	$11,036,595	41.8%	$10,499,072	42.5%
EMEA	2,653,054	29.8	2,479,622	29.3	8,169,408	31.0	7,516,537	30.4
Asia-Pacific	2,059,944	23.1	1,954,164	23.1	5,955,784	22.6	5,588,704	22.6
Latin America	420,289	4.7	371,752	4.4	1,213,970	4.6	1,101,804	4.5

Total	$8,903,020	100.0%	$8,453,835	100.0%	$26,375,757	100.0%	$24,706,117	100.0%

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 1,		October 2,		October 1,		October 2,
	2011		2010		2011		2010
Operating income and operating margin by geographic region:
North America	$64,247	1.70%	$63,507	1.74%	$190,984	1.73%	$160,131	1.53%
EMEA	16,198	0.61	18,831	0.76	65,195	0.80	75,982	1.01
Asia-Pacific	7,773	0.38	28,180	1.44	32,482	0.55	84,494	1.51
Latin America	6,241	1.48	3,542	0.95	18,988	1.56	14,783	1.34
Stock-based compensation expense	(9,080)	—	(7,149)	—	(25,068)	—	(18,214)	—

Total	$85,379	0.96%	$106,911	1.26%	$282,581	1.07%	$317,176	1.28%

Management’s Discussion and Analysis Continued
     We sell finished products purchased from many vendors but generated approximately 22% and 24% of our consolidated net sales for the thirty-nine week periods ended October 1, 2011 and October 2, 2010, respectively, from products purchased from Hewlett-Packard Company and approximately 11% and 10% for the thirty-nine week periods ended October 1, 2011 and October 2, 2010, respectively, from products purchased from Cisco Systems, Inc. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.
     The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	95.05	94.64	94.87	94.61

Gross profit	4.95	5.36	5.13	5.39
Operating expenses:
Selling, general and administrative	3.98	4.10	4.06	4.11
Reorganization costs (credits)	0.01	—	0.00	(0.00)

Income from operations	0.96	1.26	1.07	1.28
Other expense, net	0.21	0.22	0.19	0.15

Income before income taxes	0.75	1.05	0.88	1.14
Provision for income taxes	0.49	0.28	0.35	0.31

Net income	0.26%	0.77%	0.53%	0.82%

Results of Operations for the Thirteen Weeks Ended October 1, 2011 Compared to the Thirteen Weeks Ended October 2, 2010
     Our consolidated net sales increased 5.3% for the thirteen weeks ended October 1, 2011, or third quarter of 2011, compared to the thirteen weeks ended October 2, 2010, or third quarter of 2010. Net sales from our North American, EMEA, Asia-Pacific and Latin American operations increased 3.3%, 7.0%, 5.4% and 13.1%, respectively, in the third quarter of 2011 compared to the third quarter of 2010. The translation impact of strengthening EMEA, Asia-Pacific and Latin American currencies relative to the U.S. dollar contributed approximately nine, six and three percentage points of the year-over-year increase in the respective regions’ net sales. The combined translation impacts of these foreign currencies contributed approximately four percentage points of the year-over-year consolidated increase in net sales. Our consolidated net sales in the third quarter of 2011 reflects solid demand levels in the North and Latin American regions, driven particularly by the U.S. and Mexico. This is partially offset by consumer demand that remained weak throughout EMEA and much of Asia-Pacific despite stronger markets in certain of our larger country operations in those regions, particularly Germany and France in EMEA and China and India in Asia-Pacific. Our year-over-year Asia-Pacific region and consolidated net sales were also impacted negatively by approximately ten and two percentage points, respectively, from revenue declines in our Australian operations due to our slower than expected market-share recovery.
     Gross margin declined 41 basis points to 4.95% in the third quarter of 2011 from 5.36% in the third quarter of 2010. The decline year-over-year is primarily attributable to: mix changes resulting from stronger sales growth in our lower margin markets and products, including more rapid growth in tablet and mobility products which tend to carry lower gross margins due to their high-volume characteristics; weak consumer demand in Europe, which has driven competitive pricing and lower rebate levels; softer revenues in the current year quarter in our fee-for-service logistics business which contributed approximately nine basis points of the year-over-year decline; and competitive pricing actions and lower rebates related to our efforts to recoup lost market share in our Australian business, which contributed approximately nine basis points of the year-over-year decline. We expect these conditions to continue at least into the first part of 2012. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin. Increased competition or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Management’s Discussion and Analysis Continued
     Total selling, general and administrative expenses, or SG&A expenses, increased $7,571 or 2.2% in the third quarter of 2011 compared to the third quarter of 2010, but improved by 12 basis points, as a percentage of consolidated net sales, to 3.98% in the third quarter of 2011 from 4.10% in the third quarter of 2010. The translation impact of strengthening foreign currencies relative to the U.S. dollar contributed approximately $15,000 of the year-over-year increase. The remaining year-over-year change was primarily attributable to an increase in stock-based compensation expense of $1,931 associated with our long-term incentive plans and merit compensation increases for our associates, offset by our efforts to manage spending levels and reduce costs in certain areas, particularly where sales levels are the softest. These same factors have yielded improved leverage on the modest year-over-year increase in sales.
     During the third quarter of 2011, we incurred a net reorganization cost of $1,156 consisting of employee termination benefits for workforce reductions of 16 employees in our Australian operations in Asia-Pacific and adjustments to previous actions to reflect higher than expected costs to settle lease obligations in North America (see Note 9 to consolidated financial statements).
     Operating margin decreased to 0.96% in the third quarter of 2011 from 1.26% in the third quarter of 2010, primarily reflecting the decline in our gross margin, partially offset by our improved operating expense leverage as discussed above. Our North American operating margin decreased slightly to 1.70% in the third quarter of 2011 from 1.74% in the third quarter of 2010, driven primarily by softer revenues in the current year quarter in our fee-for-service logistics business. Our EMEA operating margin decreased to 0.61% in the third quarter of 2011 from 0.76% in the third quarter of 2010. The decline in our EMEA operating margin is primarily attributable to softer demand resulting in the decline in local currency sales levels, which also led to a more competitive selling environment, particularly in certain retail markets. Our Asia-Pacific operating margin decreased to 0.38% in the third quarter of 2011 from 1.44% in the third quarter of 2010. The decline in our Asia-Pacific operating margin is due primarily to the loss of revenue and impact of the market-share recovery efforts in Australia, as discussed above, as well as a higher proportion of sales in lower-margin markets and product segments. The poor performance in our Australian operations contributed approximately 78 and 19 basis points of decline in year-over-year operating margin for our Asia-Pacific region and consolidated results, respectively. Our Latin American operating margin increased to 1.48% in the third quarter of 2011 from 0.95% in the third quarter of 2010. The year-over-year increase in our Latin American operations is primarily attributable to strong profitability in our Mexico and Miami export operations. We continuously evaluate and may implement process improvements and other changes in order to enhance profitability over the long term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.
     Other expense, net, consisted primarily of interest expense and income, loss on settlement of an interest rate swap and senior unsecured term loan, foreign currency exchange gains and losses and other non-operating gains and losses. We incurred net other expense of $18,285 in the third quarter of 2011 compared to $18,349 in the third quarter of 2010. The relatively flat net other expense is primarily attributable to a net gain on foreign currency exchange of $1,348 in the third quarter of 2011 compared to a net loss of $4,899 in the third quarter of 2010. The net change of $6,247 is primarily related to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency. This gain is a function of the timing of currency fluctuations within the quarter and includes a reversal of foreign currency losses recorded in this entity in previous quarters. The net increase in income from the change in net foreign currency gains/losses is largely offset by a loss of $5,624 from the termination of our cash flow hedge of a portion of our senior unsecured term loan and write-off of the remaining unamortized deferred financing cost related to the facility that we repaid in September 2011 (see “Capital Resources” for further discussion), as well as incremental interest on our $300,000 senior unsecured notes which were issued in August 2010.
     The provision for income taxes was $43,768, or an effective tax rate of 65.2%, in the third quarter of 2011 compared to $23,573, or an effective tax rate of 26.6%, in the third quarter of 2010. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets. The year-over-year increase in the effective tax rate primarily reflects the non-cash charge to record a valuation allowance of $24,810 against all of the deferred tax assets of our operating subsidiary in Brazil during the third quarter of 2011 (see Note 11 to our consolidated financial statements). In addition to the impact of the increase in the valuation allowance, our effective tax rate also reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.

Management’s Discussion and Analysis Continued
Results of Operations for the Thirty-nine Weeks Ended October 1, 2011 Compared to the Thirty-nine Weeks Ended October 2, 2010
     Our consolidated net sales increased 6.8% for the thirty-nine weeks ended October 1, 2011, or first nine months of 2011, compared to the thirty-nine weeks ended October 2, 2010, or first nine months of 2010. Net sales from our North American, EMEA, Asia-Pacific and Latin American operations increased 5.1%, 8.7%, 6.6% and 10.2%, respectively, in the first nine months of 2011 compared to the first nine months of 2010. The translation impact of strengthening EMEA, Asia-Pacific and Latin American currencies relative to the U.S. dollar contributed approximately eight, seven and five percentage points of the year-over-year increase in the respective region’s net sales. The combined translation impacts of these foreign currencies contributed approximately four percentage points of the year-over-year increase in our consolidated net sales. Beyond these currency impacts, the year-over-year increase in our consolidated and regional net sales was primarily due to generally stable demand for technology products and services across numerous markets in which we operate, particularly in North and Latin America. However, this is offset in part by soft demand, particularly in consumer markets in EMEA and parts of Asia-Pacific, the disruptions due to the system deployment in Australia, and increased competitive dynamics in EMEA and Asia-Pacific. Our year-over-year Asia-Pacific region and consolidated net sales were impacted negatively by approximately nine and two percentage points, respectively, from revenue declines in our Australian operations which were primarily attributable to the system implementation complications in that country. Our acquisitions did not have a material impact in comparing our year-over-year regional and consolidated sales growth.
     Gross margin declined 26 basis points to 5.13% in the first nine months of 2011 compared to 5.39% in the first nine months of 2010. Our Australian operations contributed approximately 12 basis points of the decline, which was primarily the result of the system-implementation complications and market-share recovery efforts, as discussed above. The weakness in some Asian and European retail markets, competitive pricing in certain EMEA and Asia-Pacific markets, and greater mix of lower-margin products and geographies due to more rapid growth in emerging markets such as China also contributed to the decline.
     Total SG&A expenses increased $54,934 or 5.4% in the first nine months of 2011 compared to the first nine months of 2010. The single biggest driver of this increase is the translation impact of strengthening foreign currencies relative to the U.S. dollar, which contributed approximately $40,000 of the year-over-year increase. Additionally, the year-over-year increase in our expenses reflects an increase in stock-based compensation expense of $6,854 associated with our long-term incentive plans and continued investments in strategic growth initiatives and system enhancements, as well as merit compensation increases for our associates. SG&A expenses in the first nine months of 2010 also included a $2,380 benefit from a gain on the sale of land and building in EMEA (one basis point and three basis points of consolidated and EMEA net sales, respectively). As a percentage of net sales, SG&A expenses improved by five basis points to 4.06% in the first nine months of 2011 from 4.11% in the first nine months of 2010 primarily due to leverage on the higher level of net sales.
     During the first nine months of 2011, we incurred net reorganization costs of $887. These costs relate primarily to employee termination benefits for workforce reductions of 16 employees in our Australian operations in Asia-Pacific in the third quarter of 2011. These costs are partially offset by adjustments to previous actions to reflect lower than expected costs to settle lease obligations (see Note 9 to consolidated financial statements). The first nine months of 2010 included a net credit of $358, reflecting adjustments made to accrued charges from prior year actions, primarily due to lower than expected costs to settle employee termination liabilities and lease obligations.
     Operating margin decreased to 1.07% in the first nine months of 2011 from 1.28% in the first nine months of 2010. The year-over-year decrease in our operating margin is due primarily to decline in gross margin, as discussed above. Our North American operating margin increased to 1.73% in the first nine months of 2011 from 1.53% in the first nine months of 2010. The year-over-year increase in our North American operating margin is due primarily to operating expense leverage on the region’s sales growth. Our EMEA operating margin decreased to 0.80% in the first nine months of 2011 from 1.01% in the first nine months of 2010, primarily driven by the economic and competitive environment in that region impacting our revenues and pricing. Our Asia-Pacific operating margin decreased to 0.55% in the first nine months of 2011 from 1.51% in the first nine months of 2010, driven by our challenges in Australia and the previously discussed mix-of-business factors. For the first nine months of 2011, the impact of our Australian challenges was approximately 86 and 20 basis points of the year-over-year decline of our Asia-Pacific and consolidated operating margins, respectively. Our Latin American operating margin increased to 1.56% in the first nine months of 2011 from 1.34% in the first nine months of 2010, mostly attributable to the strong profitability of our Mexico and Miami export operations.

Management’s Discussion and Analysis Continued
     We incurred other expenses, net, of $50,260 in the first nine months of 2011 compared to $36,659 in the first nine months of 2010. The year-over-year increase is primarily attributable to: higher interest expense as a result of the $300,000 in public debt issued in August 2010; and the loss of $5,624 from the termination of our cash flow hedge and write-off of the remaining unamortized deferred financing costs related to our senior unsecured term loan; offset partially by a $7,889 year-over-year increase in income from net gains on foreign currency exchange, the majority of which relate to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency.
     The provision for income taxes was $92,954, or an effective tax rate of 40.0%, in the first nine months of 2011 compared to $77,473, or an effective tax rate of 27.6%, in the first nine months of 2010. The year-over-year increase in the effective tax rate primarily reflects the non-cash charge to record a valuation allowance of $24,810 recorded against all of our deferred tax assets in Brazil as discussed in our quarterly results above and in Note 11 to our consolidated financial statements, as well as change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.
Quarterly Data; Seasonality
     Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:
•	the impact of and possible disruption caused by efforts to improve our IT capabilities, integrate acquisitions, or implement reorganization actions, as well as the related expenses and/or charges;
•	competitive conditions in our industry, which may impact the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively impact our revenues and/or gross margins;
•	general changes in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;
•	seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based logistics services in the fourth quarter, which affect our operating expenses and gross margins;
•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;
•	currency fluctuations in countries in which we operate;
•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;
•	changes in the level of our operating expenses;
•	changes in our provision for taxes due to the mix of taxable earnings and losses across our operations, including losses in certain tax jurisdictions in which we are not able to record a tax benefit, as well as the resolution of uncertain tax positions or changes in the valuation allowance related to the expected recovery of our deferred tax assets;
•	the impact of acquisitions and divestitures;
•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, or regulatory matters;
•	the loss or consolidation of one or more of our major suppliers or customers;
•	product supply constraints; and
•	interest rate fluctuations and/or credit market volatility, which may increase our borrowing costs and may influence the willingness or ability of customers and end-users to purchase products and services.
     Historical variations in our business may not be indicative of future trends. In addition, our narrow operating margins may magnify the impact of the foregoing factors on our operating results.

Management’s Discussion and Analysis Continued
Liquidity and Capital Resources
Cash Flows
     We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, factoring of trade accounts receivable and various financing facilities. As a distributor, our business requires significant investments in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which generally results in increases in cash flows generated from operating activities.
     Our cash and cash equivalents totaled $1,002,290 and $1,155,551 at October 1, 2011 and January 1, 2011, respectively. We normally have a seasonal decline in sales from the fourth quarter to the third quarter of the subsequent fiscal year. This seasonal drop was approximately 10% in the third quarter of 2011. As noted above, this trend will typically yield a decrease in our net investment in working capital. However, our working capital days at the end of the first nine months of 2011 were higher than our year-end 2010 working capital days while still within our normal range of 22 to 26 working capital days, primarily because of the impact of slower retail demand and other seasonal buildup of inventory levels, which offset the impact of the seasonal sales trend. Furthermore, we invested in property and equipment and acquisitions, repurchased $150,905 in our common stock and repaid the outstanding balance of $239,752 associated with our senior unsecured term loan and related interest rate swap agreement during the first nine months of 2011, which was partially offset by our ongoing generation of profits from the business excluding noncash items, proceeds from exercise of stock options and net proceeds from debt.
     Operating activities provided net cash of $258,331 for the first nine months of 2011 compared to $55,018 for the first nine months of 2010. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by both fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities for both periods principally reflects our net income before noncash charges, and the working capital trends discussed above, most notably our collections on accounts receivable from the end of 2010, offset in part by payments on our accounts payable, higher investment in inventory and a decrease in our book overdraft balance (see “Capital Resources” for further discussion of this balance). Our cash flow from operations in the first nine months of 2010 reflects many of the same trends, although that period also included a higher investment in inventory on a greater revenue growth trend and due to targeted higher stocking levels to facilitate a more rapidly growing level of sales expected in the fourth quarter of last year.
     Investing activities used net cash of $94,274 for the first nine months of 2011 compared to $48,870 for the first nine months of 2010. The net cash used by investing activities was primarily driven by capital expenditures in both periods, with a higher level of capital expenditures in the current year based on timing of investments in our previously discussed enterprise system deployment and some incremental investment in a new warehouse in the Asia-Pacific region. The first nine months of 2010 also included net proceeds of $3,924 received from the sale of land and a building in EMEA.
     Financing activities used net cash of $304,115 for the first nine months of 2011 compared to net cash provided of $190,233 for the first nine months of 2010. The net cash used by financing activities in the first nine months of 2011 primarily reflects the repayment of the outstanding principal balance of our senior unsecured term loan and related interest rate swap agreement of $239,752 and the repurchase of $150,905 of Class A Common Stock, partially offset by $41,854 in proceeds from the exercise of stock options and $41,659 in net proceeds from our revolving credit facilities used to fund normal operations. During the first nine months of 2010, we issued $300,000 in senior unsecured notes due in 2017. These proceeds, along with net proceeds of $40,275 from borrowings on our revolving credit and other debt facilities, were partially used to fund the operational needs. We also repurchased $152,285 of Class A Common Stock and made scheduled repayments of $9,375 under our unsecured term loan. These factors, plus $13,240 from exercise of stock options, generated the net cash inflow in the first nine months of 2010.

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
Capital Resources
     We have maintained a conservative capital structure which we believe will continue to serve us well in an economic environment that remains uncertain. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide. These facilities have staggered maturities through 2017. Our cash and cash equivalents totaled $1,002,290 and $1,155,551 at October 1, 2011 and January 1, 2011, respectively, of which $708,244 and $714,014, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of October 1, 2011 and January 1, 2011, we had book overdrafts of $472,533 and $517,107, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information”), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.
     We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1, commencing March 1, 2011. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.
     We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at October 1, 2011 and January 1, 2011 under this North American financing program.
     We have a revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $134,000 at October 1, 2011. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at October 1, 2011 and January 1, 2011 under this EMEA financing program.
     We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $94,000, and €90,000, or approximately $121,000, at October 1, 2011. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at October 1, 2011 and January 1, 2011 under these EMEA financing programs.

Management’s Discussion and Analysis Continued
     In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides borrowing capacity of up to 160,000 Australian dollars, or approximately $156,000 at October 1, 2011. The new financing program matures in May 2014. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At October 1, 2011 and January 1, 2011, we had borrowings of $16,531 and $0, respectively, under these Asia-Pacific financing programs.
     Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia-Pacific facilities. At October 1, 2011, our actual aggregate capacity under these programs was approximately $950,000 based on eligible trade accounts receivable available, of which $16,531 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At October 1, 2011, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,239,000.
     In September 2011, we terminated our senior unsecured term loan credit facility with a bank syndicate in North America. We repaid our outstanding balance of $225,000 with our available cash. Concurrently with the termination of our senior unsecured term loan facility, we settled our interest rate swap agreement with a notional amount of $175,000 of the term loan principal amount at that date, which had been accounted for as a cash flow hedge. Both terminations resulted in an aggregate loss of approximately $5,624, consisting of a loss of $5,377 on the settlement of our interest-rate swap agreement and a write-off totaling $247 of our remaining unamortized deferred financing costs associated with the terminated facility.
     In September 2011, we also terminated our $275,000 revolving senior unsecured credit facility. We replaced this facility on the same day with a new $750,000 revolving senior unsecured credit facility from a syndicate of multinational banks. The new credit facility matures in September 2016. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at October 1, 2011 and January 1, 2011 under this credit facility. This credit facility may also be used to issue letters of credit. At October 1, 2011 and January 1, 2011, letters of credit of $4,250 and $5,000, respectively, were issued under the new and terminated facilities, respectively, to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
     We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $699,000 at October 1, 2011. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At October 1, 2011 and January 1, 2011, respectively, we had $122,950 and $92,774 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.5% and 6.8% per annum at October 1, 2011 and January 1, 2011, respectively. At October 1, 2011 and January 1, 2011, letters of credit totaling $24,415 and $21,941, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
     There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 other than those noted in this “Capital Resources” section.

Management’s Discussion and Analysis Continued
Covenant Compliance
     We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At October 1, 2011, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
     We have an uncommitted factoring program in North America under which trade accounts receivable of one of our larger customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another of our larger customers may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any one point in time cannot exceed €40,000, or approximately $54,000, at October 1, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 1, 2011 and January 1, 2011, we had a total of $169,873 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees in the amount of $666 and $596 for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and $2,239 and $596 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
Other Matters
     See Note 13 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There were no material changes in our quantitative and qualitative disclosures about market risk for the thirty-nine weeks ended October 1, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 1, 2011.
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
Item 1. Legal Proceedings
     Our Brazilian subsidiary has been assessed for commercial taxes on its purchases of imported software for the period January to September 2002. The principal amount of the tax assessed for this period was 12,700 Brazilian reais, which is approximately $6,900 and $7,600 at October 1, 2011 and January 1, 2011, respectively, based on the exchange rate prevailing on those dates of 1.854 and 1.666 Brazilian reais, respectively, to the U.S. dollar. We have recorded a liability only for this assessed amount and not for the unassessed period from October 2002 through December 2005 because it is our opinion, after consultation with counsel, that the statute of limitations for an assessment from the Brazilian tax authorities for that period has expired. Brazilian law provides that such taxes are not assessable on software imports after January 1, 2006. While the tax authorities may seek to impose interest and penalties in addition to the tax as discussed above, which potentially aggregate to approximately $14,100 as of October 1, 2011 based on the exchange rate prevailing on that date of 1.854 Brazilian reais to the U.S. dollar, we continue to believe that we have valid defenses to the assessment of interest and penalties and that payment is not probable. We will continue to vigorously pursue administrative and judicial action to challenge the current, and any subsequent, assessments. However, we can make no assurances that we will ultimately be successful in defending such assessments.
     In 2007, the Sao Paulo Municipal Tax Authorities assessed our Brazilian subsidiary a commercial service tax based upon our sale of software. The assessment for taxes and penalties covers the years 2002 through 2006 and totaled 55,100 Brazilian reais or approximately $29,700 based upon an October 1, 2011 exchange rate of 1.854 Brazilian reais to the U.S. dollar. Although not included in the original assessment, additional potential liability arising from this assessment for interest and adjustment for inflation totaled 97,400 Brazilian reais or approximately $52,500 at October 1, 2011. The authorities could make further tax assessments for the period after 2006, which may be material. It is our opinion, after consulting with counsel, that our subsidiary has valid defenses against the assessment of these taxes, penalties, interest, or any additional assessments related to this matter, and we therefore have not recorded a charge for the assessment as we believe an unfavorable outcome is not probable. After seeking relief in administrative proceedings, we are now vigorously pursuing judicial action to challenge the current assessment and any subsequent assessments, which may require us to post collateral or provide a guarantee equal to or greater than the total amount of the assessment, penalties and interest, adjusted for inflation factors. However, we can make no assurances that we will ultimately be successful in our defense of this matter.
     In March 2008, we and one of our subsidiaries were named as defendants in a lawsuit arising out of the bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). The liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillipp Bennet, and numerous other individuals and entities. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in loan transactions between the subsidiary and Refco in early 2000 and early 2001, causing damage to the hedge funds in an unspecified amount. The action is pending in the U.S. District Court for the Southern District of New York. We have motions to dismiss pending decision in the Krys matter. We intend to continue vigorously defending the Krys matter and do not expect its final disposition to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable
(b)	Not applicable
(c)	Share Repurchase Program
     In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs in the second quarter of 2010. The following table provides information about our monthly share repurchase activity under this program during the third quarter of 2011:

Issuer Purchases of Equity Securities
Approximate
Dollar Value
			Total Number	of Shares that
			of Shares	May Yet Be
	Total Number	Average	Purchased as	Purchased
	of Shares	Price Paid	Part of Publicly	Under the
Fiscal Month Period	Purchased	Per Share	Announced Program	Program
July 3 — July 30, 2011	4,232	$17.72	8,313	$249,095

Total	4,232

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

November 1, 2011

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