Form 10-K
period 2011-12-31
INGRAM MICRO INC
filed 2012-02-29
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 2, 2011, was $2,788,077,760 based on the closing sale price on such last business day of $18.29 per share.

The registrant had 150,096,391 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held June 6, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1.	BUSINESS

The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and exposures; and rates of return. In evaluating our business, readers should carefully consider those factors discussed under “Risk Factors.” We disclaim any duty to update any forward-looking statements. Unless otherwise stated, all currency amounts, other than per share information, contained in this Part I are stated in thousands.

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

We remain focused on continuing to build our IT distribution business by serving the demand for technology and automation, expanding our market presence and broadening our product and service offerings. We plan to continue to develop an increasing presence in our traditional technology distribution business, as well as in our specialty products and service offerings, such as enterprise computing, automatic identification and data capture (“AIDC”); point-of-sale (“POS”); managed services and professional services (e.g., warranty maintenance services and IT asset disposition); mobility; physical security; and consumer electronics (“CE”). We also are committed to building our business by leveraging the continuing evolution of technology delivery. Cloud computing, or software-, platform- and infrastructure-as-a-service, is emerging as a way of supplying computer resources over the Internet or a private wide area network. With new modes of delivery in mind, we have designed service offerings for resellers migrating toward cloud computing environments, and marketing and channel programs for cloud vendors. We continue to broaden and migrate our capabilities in these specialty product and service offerings across our global footprint. In addition, our expertise in logistics enables us to extend our business beyond traditional distribution and technology products. We offer fee-based supply chain services, encompassing the end-to-end functions of the supply chain to vendors choosing to sell direct. Likewise, we offer fee-based services to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics, and other supply chain services for both IT and non-IT products. As the world changes around us, our capabilities and adaptability to new business models make us a valued business partner with opportunities for us to experience continued growth and profitability.

We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions worldwide. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. Please refer to Note 11 to Consolidated Financial Statements for financial information by geographic segment.

History

We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, Ingram Micro’s global footprint, product breadth and service capabilities have expanded and strengthened in North America; Europe, Middle East and Africa (“EMEA”);

Asia-Pacific and Latin America. Over the past ten years we have completed 20 acquisitions. While several of these acquisitions have been focused on the geographic or market share expansion of our traditional distribution business, the majority, particularly in recent years, have been more focused on global expansion of our specialty product and service offerings.

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

•

Strong Working Capital Management and a Solid Financial Position.    We are committed to strong working capital management. Maintaining a close relationship with resellers enables us to monitor demand to optimize our investment in inventory, while preserving customer fill rates and service levels. We continue to carefully manage our inventory days on hand through targeted initiatives aimed at minimizing excess and obsolete goods while improving our purchasing processes and product flow. Furthermore, we continue to effectively manage our accounts receivable through timely collections, credit limit setting, customer terms and process efficiencies to minimize our working capital requirements. Our conservative approach to capital management, as well as our diversified portfolio of capital resources, has served us well in tighter credit markets. Our financial strength enables us to provide valuable credit to our customers, employing a disciplined approach to account management and creditworthiness. We also believe that we are well-positioned to support our growth initiatives in our IT distribution business and invest in incremental profitable growth opportunities. Finally, we believe our financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•

Continuous Focus on Optimizing Productivity.    We continue to seek ways to improve our processes and streamline our business model, while refining our cost structure, as necessary, to respond to changes in market demand. Past initiatives to reduce operating expenses have focused on restructuring efforts that we believe have created a leaner and more agile cost structure upon which to execute our growth initiatives. Late in 2011, we aligned certain back office functions within our North America and Latin America regions to further streamline costs and increase productivity, while maintaining market-facing roles within each region. We believe we will realize benefits from developing a more coordinated go-to-market approach across the Americas, leveraging tools, capabilities and relationships for the benefit of both regions. The strategic locations of our IT systems and warehouse locations support custom shipment requirements and optimized delivery methodologies, allowing us to deliver products faster, while reducing shipping costs. We monitor our product catalog to better ensure that it includes the products most desired by our customers, which should improve inventory management, realize higher margin opportunities, and develop merchandising and pricing strategies that produce enhanced business results.

Cost optimization efforts are and will increasingly be focused on business process improvements and organizational alignment that leverage our global presence. Continued rollout of certain functions under a shared services model allows for operational flexibility, lower labor costs, location diversity for business continuity and a more efficient use of our assets. For example, certain functions within finance, vendor management and sales that support our North American operation are located in our facility in Manila. We are expanding our global strategic sourcing initiative to improve the value we receive on products and services purchased to run our business (e.g., temporary labor, shipping and office supplies, and third-party research). We are currently in the process of migrating our operations from our legacy proprietary system to SAP in a phased, country-by-country approach. We believe that this transformation will add greater availability of information and business agility, improved operational efficiency and increased employee productivity. While we are confident the migration to SAP systems is necessary to drive improved efficiencies and productivity, business disruption from the system conversion in Australia, which was a more complex conversion than previously undertaken, has had a significant adverse impact on earnings and adversely impacted our market share and customer relationships in the affected region. We believe that we have resolved the initial system connectivity issues that impacted our business in Australia, but we are still in the process of addressing certain enhancements to the customer service and order management modules in order to improve the overall customer experience with the new system. Once complete, we will incorporate these systems enhancements from Australia and other country implementations to improve the systems in the countries in which we have deployed SAP to date and to adjust and improve our implementation process for the remainder of our forthcoming country deployments.

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

•

Geographic Diversification.    Our presence in a larger number of markets than any other broad-based technology products distributor provides us with a more balanced global portfolio with which to manage and mitigate risk. During the recent recession, our global position allowed us to take advantage of markets in Asia and Latin America that suffered a shallower economic downturn while preparing to capture growth with the improvement in economic health in North America. In our more mature markets we are leveraging our solid foundation as a market leader to spur additional growth by bringing new products and services to market. We are positioned to take advantage of higher growth potential in emerging markets by leveraging our strong management teams versed in best practices from experience gained in established markets. We are the largest IT distributor in the world, by net sales. Based on currently available data, we believe that we are the market share leader, by net sales, in North America and Latin America, number two in EMEA and number three in Asia-Pacific. Our broad global footprint enables us to serve our resellers and suppliers with our extensive sales and distribution network. Our global market coverage provides a competitive advantage with suppliers looking for worldwide market penetration. The scale and flexibility of our operations enable Ingram Micro to provide the infrastructure behind the technology value chain in its new and traditional forms. We plan to continue to leverage our global position to gain increased efficiencies from systems, processes and functional expertise. Please refer to Note 11 to Consolidated Financial Statements for revenue by geographic segment.

We have operations in 26 countries: North America (United States and Canada), EMEA (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore and Thailand) and Latin America (Argentina, Brazil, Chile, Mexico and Peru). Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous geographies. We sell our products and services to resellers in approximately 145 countries.

We have 105 distribution centers worldwide that are greater than 5,000 square feet in size. We offer more than 1,300 suppliers access to a global customer base of approximately 190,000 resellers of various categories, including value-added resellers and solution providers (“VARs”), corporate resellers, direct marketers, retailers, Internet-based resellers, and government and education resellers.

For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.” A discussion of foreign exchange risks relating to our international operations is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•

Competitive Differentiation through a Customer-Centric Approach.    We are committed to enhancing customer loyalty by working to continually strengthen our value proposition. Through our understanding and fulfillment of the needs of our reseller and supplier partners, we provide our customers with the supply chain tools they require to increase the efficiency of their operations, enabling them to reduce inventory levels, improve customer delivery, and enhance profitability. We provide business information to our customers, suppliers, and end-users by leveraging our information systems. We give resellers, and in some cases their customers, real-time access to our product inventory data. By providing improved visibility to participants in the supply chain, we allow inventory levels throughout the channel to more closely reflect end-user demand. This information flow enables high quality execution and our ability to provide favorable order fill rates to our customers around the world while optimizing our investment in working capital. Through our data analytics capabilities we are able to leverage our extensive database of end-user shipping and purchasing records to provide valuable data for our vendors and resellers in North America. Our vendors can utilize this information to help them achieve a higher return on their marketing campaigns through more effective targeting and messaging, while resellers benefit from tailored sales leads. Our business analytics tools in EMEA evaluate customer and vendor data to drive internal efficiencies and feed vendor-focused programs. Our tools provide the data and analytics to enable us to deliver more value-added services to our customers and vendors, offering them a targeted approach to market coverage and providing specialized technology development and solutions.

In the U.S. and Canada, we host channel communities which collectively cover a total of more than 3,000 customers. Leading our community portfolio is the exclusive VentureTech Network (“VTN”), our premier group of solution providers. For over a decade, we believe that VTN has set the channel standard in peer collaboration and development. New, exclusive, fee-based programs have been added to VTN community offerings, which we believe will drive additional growth and differentiation for this base of resellers. In addition, our SMB Alliance community provides networking opportunities, tools and support for a broader base of our emerging small and midmarket resellers. We host communities to address the needs of resellers focused on the government and education sector (Public Sector Elite) and system builders (System ArchiTECHs). Collectively, we align the partners in our communities with the relationships, resources, and programs to enhance their growth strategies.

Our commitment to a customer-centric focus has been widely recognized throughout the IT industry, as evidenced by a number of awards received by Ingram Micro over the past year. In 2011, our European operation earned three regional Distributor of the Year awards at a premier channel event: winners were Southern Europe, DACH (Germany, Austria, Switzerland and Hungary), and UK & Ireland. Among the many awards our regional and country operations have received from vendor partners are Red Hat’s “North American Distributor of the Year,” Microsoft’s “Distributor of the Year” for our Canadian operation and its “2011 Authorized Distributor Partner of the Year” for our Indian operation, and VMware’s “Global” and “Americas Distributor of the Year” awards. Our U.S. operation also received top distributor awards from Juniper Networks, QLogic, Trend Micro and Fortinet.

Customers

We conduct business with most of the leading resellers of IT products and services around the world. Our broad customer base is divided into segments which include VARs, corporate resellers, retailers, systems integrators, direct marketers, Internet-based resellers, independent dealers, reseller purchasing associations, managed service providers, cloud providers and PC assemblers. Many of our reseller customers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. We also provide supply chain management services to a variety of customers, including retailers, Internet resellers, and vendors. Within our mobility business, we provide activation services for mobility product vendors, and sell mobility products to wireless sub-dealers and independent software vendors. We try to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer segments we serve. We attempt to periodically rebalance our customer mix in keeping with profitability goals.

We are focused on increasing our penetration of the wide range of customers we serve in each of our regions, as well as extending our reach into new customer segments. Our customer segments are distinguished by the end-users they serve and the types of products and services they provide. The small-to-medium sized business (“SMB”) customer segment is generally one of the largest segments of the IT market in terms of number of customers and total revenue, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate directly. Our programs and services are geared to add value to VARs that serve as technology sources for the SMB market. We serve VARs with a complete “go-to-market” approach to their business, including logistics; sales; marketing; technical, financial and services support; enablement training; and solutions development, as well as expand their end-user reach through end-user demand generation marketing programs and business intelligence tools. Our business evolution strategy — which opened new markets in AIDC/POS, CE, home automation and entertainment, physical security, digital signage and mobility products — has generated new customer segments for our traditional IT products. Our fee-for-service Ingram Micro Logistics business, which serves clients both inside and outside the IT industry, also has expanded our customer set. In addition, we believe that building expertise and programs for specific vertical markets brings new customers, while increasing penetration of our current customer base.

In most cases we conduct business with our customers under our general terms and conditions, without minimum purchase requirements. We also have resale contracts with our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. In addition, we have specific agreements in place with certain manufacturers and resellers in which we provide supply chain management services such as order management, technical support, call center services, logistics management, configuration management, and procurement management services. These agreements generally may be terminated by either party without cause following reasonable notice. The service offerings we provide to our customers are discussed further below under “Services.” Our business is not substantially dependent on any of these distribution or supply chain services contracts. No single customer accounted for more than 10% of our total revenue in fiscal 2011.

Sales and Marketing

We employ sales representatives worldwide, both in the field and on our campuses, who assist resellers with product specifications and solution design, system configuration, new product/service introductions, pricing, and availability. In addition, our sales representatives regularly introduce our reseller partners to new technologies and markets in order to assist them in expanding their business.

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

Products

We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, AIDC/POS, physical security and mobility hardware worldwide. Based on publicly available information, we believe we offer the largest breadth of products in the IT industry. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. Although our revenue mix by product category on a worldwide basis has remained relatively stable over the past several years, we have seen a slight shift in favor of systems over peripherals more recently, as an improved economic environment in some areas has driven a system refresh cycle and personal mobile devices, including tablets, have experienced strong growth rates. Our revenue mix by product category may fluctuate between and within different operating regions. Over the past several years, our product category revenues on a consolidated basis have generally been within the following ranges:

• IT Peripherals:	35-40%
• Systems:	30-35%
• Software:	15-20%
• Networking:	10-15%

IT Peripherals.    We offer a variety of products within the peripherals category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	digital signage products such as large format LCD and plasma displays, enclosures, mounts, media players, content software, content creation, content hosting, and installation services;

•	CE products such as cell phones, digital cameras, digital video disc players, game consoles, televisions, audio, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, and wireless infrastructure products;

•	physical security products such as Internet protocol video surveillance, security alarm systems, fire alarm systems, access control smart cards and printers;

•	services provided by third parties and resold by Ingram Micro;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.

Systems.    We define our systems category as self-standing computer systems capable of functioning independently. We offer a variety of systems, such as rack, tower and blade servers; desktops; portable personal computers and tablets; and personal digital assistants (“PDAs”).

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

Networking.    Our networking category includes networking hardware, communication products and network security hardware. Networking hardware includes switches, hubs, routers, wireless local area networks, wireless wide area networks, network interface cards, cellular data cards, network-attached storage and storage area networks. Communication products incorporate Voice over Internet Protocol (or VoIP), communications, modems, phone systems and video/audio conferencing. Network security hardware includes firewalls, Virtual Private Networks (or VPNs), intrusion detection, and authentication devices and appliances.

Our broad set of product offerings makes us less vulnerable to market dynamics or actions by any one vendor or market segment, and to the volatility in market demand in specific product lines. We continuously refresh our business with new, high-potential products and services. We are focused on increasing the share that specialty product categories represent in our product mix globally. Our enterprise computing business continues to realize the benefits from strategic acquisitions and resource realignment. We believe that these actions have strengthened our capabilities to enable reseller partners to capture opportunities in the sale of enterprise computing solutions, particularly within the growing data center market. In addition, we have a strong AIDC/POS business. We serve as the only global distributor in this specialty area, based on currently available data. Progress made in establishing our mobility business positions us to take advantage of the high-growth tablet and smartphone categories. We also continue to build our presence in CE, physical security and digital signage, all of which support our strategy of diversifying revenue streams and expanding addressable markets. Overall, we believe that our diversified and evolving product portfolio will provide a solid platform for continued growth.

Services

We offer a variety of services to our customers and suppliers, and, in some instances, to end-users on behalf of our customers. Our services may be purchased individually or in combination with other services, or they may be provided along with our product sales. Our services include:

•

supply chain services    (product procurement, inventory management, order management and fulfillment, reverse logistics, transportation management, customer care, credit and collection management services);

•	integration services (compatibility assurance, order configuration, drop ship to end-users);

•	technical support (real-time, multi-vendor support; certified technical expertise; technology help desks; pre-sales consultative support);

•	training services (manufacturer-certified, self-study and instructor-led training courses for resellers and end-users);

•	financial and credit services (credit lines extended to resellers and to end-users on behalf of resellers, end-user leasing programs);

•	marketing services (targeted marketing activities including direct mail, external media advertising, telemarketing campaigns, national and regional trade shows, web-based marketing);

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

•	managed services (help desk services, security solutions, device monitoring and management, hosting services and business continuity);

•	cloud services (messaging and collaboration, security solutions, back-up and recovery);

•	professional services (IT staffing solutions, warranty services, IT asset disposition); and

•	mobility activation services.

We believe that many of our service offerings provide a means of expanding our revenue streams while distinguishing us from competitors. Our service offerings continue to evolve with changing market dynamics and partner needs.

Under Ingram Micro Cloud in North America, we have built a catalog of more than 41 solutions from more than 25 vendors. Based on publicly available information, we believe that we are a leading aggregator of cloud services in the IT channel. Our North American operation launched a transactional marketplace in October 2011, providing a multi-vendor source for resellers seeking to offer cloud computing solutions to their customers. Our work in the cloud environment was recognized with the “CIO 100” award, presented by CIO Magazine to salute technology innovation. Our other regional operations are actively building cloud services offerings and pilot programs are underway. By leveraging our cloud services offerings, service providers avoid the investment in help desk or data centers and, therefore, avoid large server installations needed for independent service deployment.

Ingram Micro Logistics provides end-to-end supply-chain services to manufacturers, software publishers and retailers on a fee-for-service basis. We continue to expand our market reach, offering logistics services to both IT and non-IT customers seeking to optimize their supply chains by leveraging our scalable logistics services that reduce costs, create efficiencies and improve execution. We specialize in multi-channel solutions that require flexible scale and a superior end-user experience. We are expanding our logistics footprint outside of North America by adding new accounts and capabilities in other regions.

Although services represent one of the key components of our long-term strategy, they represented less than 10% of our annual revenues in 2011 and are not expected to exceed that level in the near term.

Suppliers

We sell the products of more than 1,300 suppliers, which represent the world’s leading computer hardware, networking equipment, AIDC/POS, mobility and CE manufacturers and software publishers. Products purchased from Hewlett-Packard generated approximately 21%, 23%, and 24% of our net sales in fiscal years 2011, 2010 and 2009, respectively. There were no other vendors that represented 10% or more of our net sales in any of the last three years.

Our suppliers generally provide warranties on the products we distribute and allow returns of defective products, including those returned to us by our customers. We generally do not independently provide warranties on the products we distribute; however, local laws may impose warranty obligations upon distributors (such as in the case of supplier liquidation). In certain markets we administer extended warranty programs, supported by a third party, on supplier products. We provide warranty services for products that we build to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.

We have written distribution agreements with many of our suppliers and these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we may distribute the products. The agreements also are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. In cases where suppliers are not obligated to accept inventory returns upon termination, some suppliers will nevertheless elect to repurchase the inventory while other suppliers will assist with either liquidation or resale of the inventory.

Competition

Each region in which we operate (North America, EMEA, Asia-Pacific and Latin America) is highly competitive. In the current economic environment, competitive pressure in the form of aggressive pricing is acute. In addition to pricing, other competitive factors include:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	effectiveness of information systems;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	products and services availability;

•	quality and breadth of product lines and services;

•	speed and accuracy of delivery; and

•	availability of web- or call center-based sales.

We compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors that focus on one market or product or a particular sector with which we compete. Examples include Avnet and Arrow in components and enterprise products; Westcon in networking and security; D&H Distributing, ADI, and Petra in consumer electronics; ScanSource and Bluestar in AIDC/POS products; and Brightpoint, Brightstar and 20:20 Mobile Group Limited in mobility products. While we face some competitors in more than one region, others are specialized in local markets, such as Synnex Technology International (pan-Asia-Pacific), Digital China (China), Redington (India), Express Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), and ALSO-Actebis Holding AG (Europe). We believe that suppliers and resellers pursuing global strategies continue to seek distributors with global sales and support capabilities.

The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner with these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, may become our competitors. As some manufacturer and reseller customers move their back-room operations to distribution partners, such outsourcing and value-added services may become areas of opportunity. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo Worldwide Logistics and UPS Supply Chain Solutions.

The advent of cloud computing, or software-, platform- and infrastructure-as-a-service, provides another means for suppliers to deliver technology solutions directly to end-users and bypass the IT distribution channel. IT distributors are developing initiatives to remain relevant as this, and other alternative delivery models, evolve. We have developed service offerings designed to enable resellers to offer cloud computing solutions to end-users and will continue to refine service offerings around new delivery models.

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

Inventory Management

We strive to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Our business, like that of other distributors, is subject to the risk that the value of our inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of technology products to offer distributors limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. When protection is offered, the distributor may be restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We continually take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. In addition, we distribute a small amount of private label products for which price protection is not customarily contractually available, for which we do not normally enjoy return rights, and for which we bear certain increased risks. We manage these risks through pricing and continual monitoring of existing inventory levels relative to customer demand, reflecting our forecasts of future demand and market conditions. On an ongoing basis, we reduce inventory values for excess and obsolescence to assist in the liquidation of impacted inventories.

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

Employees

As of December 31, 2011, we employed more than 15,500 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in EMEA, Asia-Pacific and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries.

Corporate Social Responsibility

During 2010, we introduced our Corporate Social Responsibility initiative, solidifying our commitment to being a prudent steward of our resources and an outstanding corporate citizen in all aspects of our business. Our efforts were recognized with the rank of 33 on Newsweek’s 2011 Green Rankings of the 500 largest companies in the U.S., the highest rank among technology distributors. Our associates worldwide continue to show their commitment to saving energy, reducing paper consumption and contributing their time and skills to our communities. Our commitment to sustainability and community is now formally captured in our publicly available Corporate Social Responsibility Annual Report (www.ingrammicro.com/smartcitizen).

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

EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers of Ingram Micro is as of February 29, 2012:

Alain Monié.    Mr. Monié, age 61, has been our president and chief executive officer since January 20, 2012. He rejoined the company as our president and chief operating officer on November 1, 2011, after a year as chief executive officer of APRIL Management Pte., a multinational industrial company based in Singapore. Prior to his role at APRIL Management Pte., Mr. Monié served as president and chief operating officer of Ingram Micro from 2007 to 2010. He joined Ingram Micro in February 2003 as executive vice president, and served in that role and as president of Ingram Micro Asia-Pacific from January 2004 to August 2007. He spent more than two years as president of the Latin American Division of Honeywell International. He joined Honeywell through the corporation’s merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié has been a member of the Board of Directors of Amazon.com, Inc. since November 2008, and was elected to the Board of Ingram Micro in November 2011. Mr. Monié was a member of the Board of Directors of Jones Lang LaSalle from October 2005 to May 2009.

Keith W.F. Bradley.    Mr. Bradley, age 48, is our senior executive vice president and president of Ingram Micro North America and has served in this role since January 2005. He previously served as interim president and senior vice president and chief financial officer of Ingram Micro North America from June 2004 to January 2005, and as the region’s senior vice president and chief financial officer from January 2003 to May 2004. Prior to joining Ingram Micro in February 2000 as vice president and controller for the company’s United States operations, Mr. Bradley was vice president and global controller of The Disney Stores, a subsidiary of Walt Disney Company, and an auditor and consultant with PricewaterhouseCoopers LLP in the United Kingdom, United Arab Emirates and the United States.

Shailendra Gupta.    Mr. Gupta, age 49, is our senior executive vice president and president of Ingram Micro Asia-Pacific and has served in this role since January 2008. Mr. Gupta served as our senior vice president, Ingram Micro Asia-Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia-Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

William D. Humes.    Mr. Humes, age 47, is our senior executive vice president and chief financial officer and has served in this role since April 2005. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Alain Maquet.    Mr. Maquet, age 60, has been our senior executive vice president and president of EMEA since July 2009. Mr. Maquet previously served as executive vice president and president of Ingram Micro Latin America and had served in such role since March 2005. Mr. Maquet also served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans over three decades, the majority of which are in the technology industry. In addition, Mr. Maquet had co-founded an IT distribution company before joining Ingram Micro.

Larry C. Boyd.    Mr. Boyd, age 59, is our executive vice president, secretary and general counsel and has served in this role since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Robert K. Gifford.    Mr. Gifford, age 54, has been our executive vice president, global logistics since June 2010. Before joining Ingram Micro, Mr. Gifford served as senior vice president, global supply chain for Ecolab Inc., a Fortune 500 manufacturer and distributor serving the hospitality, institutional and industrial markets from October 2005 to June 2010. He led all aspects of the company’s supply chain globally. Prior to Ecolab, Mr. Gifford was the vice president of worldwide logistics for the Hewlett-Packard Company. He joined HP following the 2002 acquisition of Compaq, where he spent seven years in manufacturing and supply-chain management.

Lynn Jolliffe.    Ms. Jolliffe, age 59, is our executive vice president, human resources and has served in this role since July 2007. She joined Ingram Micro in 1999 as the vice president of human resources for the European region. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

Mario F. Leone.    Mr. Leone, age 56, is our executive vice president and chief information officer and has served in this role since January 2009. Prior to joining Ingram Micro, Mr. Leone served as senior vice president and chief information officer at Federal-Mogul Corporation, a global supplier of powertrain and safety technologies serving the automotive, industrial and worldwide after-markets from May 2005 to January 2009. Mr. Leone was previously senior vice president and chief information officer at FIAT, and its business unit IVECO, a leading European industrial vehicle company from January 2002 to May 2005. Mr. Leone has also held executive positions in information systems for Dow Chemical Company and Union Carbide Corporation.

John Soumbasakis.    Mr. Soumbasakis, age 42, has been our executive vice president and president, Latin America since January 2012 and served as senior vice president and president, Latin America since April 2011. Mr. Soumbasakis was previously our senior vice president, specialty solutions division, North America from December 2010 to April 2011, senior vice president strategic divisions from July 2008 to December 2010, vice president & general manager data capture/point of sale, North America from May 2005 to July 2008, and vice president, corporate business development from February 2003 to May 2005. Prior to joining Ingram Micro, Mr. Soumbasakis was a principal for The Boston Consulting Group (BCG), a global management consulting firm.

G. Sam Kamel.    Mr. Kamel, age 48, has been our senior vice president, corporate strategy since October 2010. Mr. Kamel previously served as senior vice president, strategic business development at Fox Networks Group where he was responsible for new business opportunities, joint ventures and acquisitions from July 2008 to March 2009 and served as an independent consultant from March 2009 to September 2010. Previously, Mr. Kamel served as general manager of business operations at Microsoft International from March 2004 to July 2008. Mr. Kamel has also held general management and corporate development positions at various technology-related companies, including E-LOAN, Autodesk and Netscape, and was an associate at McKinsey & Company, a global management consulting firm.

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

RISK FACTORS

Changes in macroeconomic conditions can affect our business and results of operations. Our revenues, profitability, financial position and cash flows, are highly dependent on the broader movements of the macroeconomic environment. For example, our results of operations have been and continue to be adversely affected by the difficult conditions experienced in the global economy in recent periods. Economic weakness and uncertainty, including the ongoing macroeconomic challenges in many countries globally and the debt crisis in certain countries in the European Union, have resulted, and may result in the future, in decreased revenue, margins and earnings; difficulty managing inventory levels and collecting customer receivables; decreased availability of trade credit from suppliers or decreased capital availability through debt and similar financing from external parties. In addition, sustained uncertainty about current global economic conditions, continued negative economic trends or instability, or another recession, may negatively impact our business, leading to:

•	reduced demand for products in general;

•	more intense competition, which may lead to loss of sales and/or market share, reduced prices, and lower gross margins;

•	loss of vendor rebates;

•	extended payment terms with customers;

•	increased bad debt risks;

•	shorter payment terms with vendors;

•	reduced access to liquidity and higher financing and interest costs;

•	increased currency volatility making hedging more expensive and more difficult to obtain; and

•	increased inventory losses related to obsolescence and/or excess quantities.

Each of these factors, individually or in the aggregate, could adversely affect our results of operations, financial condition and cash flows. The economic downturn may also lead us to take additional restructuring actions and reduce associated expenses in response to the lower sales volume. We may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.

Our EMEA operations contributed 31% to our net revenue in 2011. The European region is currently in a long-running period of economic instability, with several member nations of the European Union being close to defaulting on their national debt, and if such a default were to happen, the resulting financial turmoil could provoke another regional or even worldwide liquidity crisis that could materially hamper our ability to conduct business in our second largest region (by revenue) and materially adversely affect our business and financial results. Additionally, any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments, particularly with respect to transactions with European counterparties and European-based banks.

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

We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, we have deployed SAP in New Zealand, Indonesia, Chile, Belgium and the Netherlands, as well as SAP financial modules in North America. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations since 2004 and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. Australia was the first country with this warehouse management system to deploy SAP. These features made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouse and partners, as well as the ramp-up of effective order processing, did not run as smoothly as we planned, resulting in order delays that diminished sales and margins in the first half of 2011; and the customer experience with the new system is not as robust as what we were providing with our legacy systems. We are currently addressing the customer service and order management functionality of the new system to better meet our customers’ needs. We expect the pace of recovery in Australia to continue to yield subdued revenues and profitability entering 2012, as we address these additional functionality points and as we adopt more aggressive marketing and pricing strategies. We are adjusting our system deployment schedule to allow for the development of the enhanced customer functionality before implementing the enterprise system in additional locations. However, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.

Any other disruptions, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems could adversely affect our ability to effectively run and manage our business and potentially our customers’ ability to access our price and product availability information. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. We may also be limited in our ability to integrate any new business that we may acquire. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

Finally, we also rely on the Internet for a significant percentage of our orders and information exchanges with our customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites and systems have experienced security breakdowns. To date, our website and systems have not experienced any material breakdowns, disruptions or breaches in security; however, we cannot assure that this will not occur in the future. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationships with our customers, suppliers or associates. Disruption of our systems, website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information. This could cause us to lose business.

We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions. Sales outside North America made up approximately 58% of our net revenue in 2011. In addition, an increasing portion of our business activity is being conducted in emerging markets, including China and India. As a result, our future operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including, but not limited to, the following:

•	environmental and trade protection laws, policies and measures;

•	import and export duties and value-added taxes;

•

compliance with foreign and domestic import and export regulations and anticorruption laws, including the U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions for our business activities outside the U.S., the violation of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

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

Additionally, we are exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. Since more than half of our sales are from countries outside of North America, other currencies, including the euro, British pound, Chinese yuan, Indian rupee, Australian dollar, Mexican peso, and Brazilian real, can have an impact on Ingram Micro’s results (expressed in U.S. dollars). In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro and other European currencies to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, Ingram Micro’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States.

We manage our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments. Although we believe that our exposures are appropriately diversified across counterparties and that, through our ongoing monitoring procedures, these counterparties are creditworthy financial institutions, we are exposed to credit loss in the event of nonperformance by our counterparties to foreign exchange and interest rate swap contracts and we may not be able to adequately mitigate all foreign currency-related risks. In addition, our hedging activities may not offset fully any adverse financial impact resulting from currency variations, which could affect our financial results.

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

Our ability to obtain particular products or product lines in the required quantities and to fulfill customer orders on a timely basis is critical to our success. The IT industry experiences significant product supply shortages and customer order backlogs from time to time due to the inability of certain suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products, which can in turn have significant impacts on pricing of such products. In addition, suppliers who currently distribute their products through us may decide to shift to or substantially increase their existing distribution, through other distributors, their own dealer networks, or directly to resellers or end-users. Suppliers have, from time to time, made efforts to reduce the number of distributors with which they do business. This could result in more intense competition as distributors strive to secure distribution rights with these vendors, which could have an adverse effect on our operating results. If suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or we cannot otherwise obtain particular products or a product line or suppliers substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers, our reputation, sales and profitability may suffer.

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

We had $73,330 of identifiable net intangible assets recorded in connection with various acquisitions as of December 31, 2011. If our future results of operations are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize an impairment charge relating to our long-lived assets or identifiable intangible assets, which would adversely affect our results of operations.

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

Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers, we are dependent in large part on our ability to retain the services of our key management, sales, IT, operational, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel, to meet our needs. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, we have, from time to time, reduced our personnel levels in various geographies and functions, in response to economic, business and other factors, through our restructuring and outsourcing activities. These reductions could negatively impact our relationships with our workforce, or make hiring other employees more difficult. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which may affect our ability to retain key personnel. Additionally, changes in workforce, including government regulations, collective bargaining agreements or the availability of qualified personnel, could disrupt operations or increase our operating cost structure.

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

We may incur material litigation, regulatory or operational costs or expenses, and may be impacted in our marketing efforts, as a result of new environmental regulations or private intellectual property enforcement disputes. We already operate in or may expand into markets which could subject us to environmental laws that may have a material adverse effect on our business, including the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in North America, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

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

•

variations in the mix of profits between multiple tax jurisdictions, including losses in certain tax jurisdictions in which we are not able to record a tax benefit, as well as changes in assessments of uncertain tax positions or changes in the valuation allowances on our deferred tax assets, which could affect our provision for taxes and effective tax rate;

•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation or regulatory matters;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, EMEA, Asia- Pacific and Latin America. We operate 105 distribution centers worldwide (greater than 5,000 square feet in size).

We lease substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which is part of our office/distribution facilities in Straubing, Germany.

ITEM 3.    LEGAL PROCEEDINGS

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,777 at December 31, 2011 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($15,518 at December 31, 2011 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($13,844 at December 31, 2011 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($8,475 at December 31, 2011 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor in evaluating the 2011 Federal income tax assessment, we believe the matters raised in the assessment, other than the one noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 26,217 ($13,975 at December 31, 2011 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 101,353 ($54,026 at December 31, 2011 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at December 31, 2011.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock.    Our Common Stock is traded on the New York Stock Exchange under the symbol IM. The following table sets forth the high and low price per share, based on closing price, of our Common Stock for the periods indicated.

		HIGH	LOW
Fiscal Year 2011	First Quarter	$21.03	$18.92
	Second Quarter	21.50	17.00
	Third Quarter	18.55	15.78
	Fourth Quarter	19.10	15.75
Fiscal Year 2010	First Quarter	$18.76	$16.90
	Second Quarter	18.69	15.12
	Third Quarter	17.08	14.87
	Fourth Quarter	19.25	16.85

As of December 31, 2011 there were 516 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

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

Equity Compensation Plan Information.    The following table provides information, as of December 31, 2011, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders.

Plan Category	(a) Number of securities (in thousands) to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities (in thousands) remaining available for equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by shareholders	8,016	$16.72	15,276
Equity compensation plans not approved by shareholders	None	None	None

TOTAL	8,016	$16.72	15,276

(1)	Does not reflect any unvested award of time-vested restricted stock units/award of 2,794 and performance- vested restricted stock units of 2,039 at 100% target and 3,704 at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

Share Repurchase Program. In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs in the second quarter of 2010. The following table provides information about our monthly share repurchase activity under this program during the fourth quarter of 2011:

	Issuer Purchases of Equity Securities
Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2 – October 29, 2011	4,164	$18.01	12,476	$174,095

Total	4,164

We repurchased shares under this program through open market transactions which were funded with available cash and borrowing capacity. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements.

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

Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to “2011,” “2010,” “2009,” “2008,” and “2007” represent the fiscal years ended December 31, 2011 (52-weeks), January 1, 2011 (52-weeks), January 2, 2010 (52-weeks), January 3, 2009 (53-weeks) and December 29, 2007 (52-weeks), respectively.

	2011	2010	2009	2008	2007
	($ in 000s, except per share data)
Selected Operating Information
Net sales	$36,328,701	$34,588,984	$29,515,446	$34,362,152	$35,047,089
Gross profit(1)	1,908,282	1,892,291	1,670,209	1,940,091	1,909,298
Income (loss) from operations(2)	458,646	484,433	295,940	(332,169)	446,420
Income (loss) before income taxes	387,871	438,061	269,248	(382,138)	385,238
Net income (loss)(3)	244,240	318,060	202,138	(394,921)	275,908
Basic earnings (loss) per share	1.57	1.98	1.24	(2.37)	1.61
Diluted earnings (loss) per share	1.53	1.94	1.22	(2.37)	1.56
Selected Balance Sheet Information
Cash and cash equivalents	$891,403	$1,155,551	$910,936	$763,495	$579,626
Total assets	9,146,516	9,084,032	8,179,350	7,083,473	8,975,001
Total debt	392,428	636,401	379,495	478,388	523,116
Stockholders’ equity	3,272,777	3,241,182	3,011,813	2,655,845	3,426,942

(1)	Includes a net charge to cost of sales of $30,134 in 2007 related to the reserve recorded for the potential liability for certain commercial taxes in Brazil, as well as reductions in cost of sales of $9,112, $9,758 and $8,224 in 2010, 2009 and 2008, respectively, for the release of portions of this reserve as the statute of limitations for an assessment had expired.

(2)	Includes items from footnote (1) above as well as: (i) charges for the impairment of goodwill of $2,490 and $742,653 in 2009 and 2008, respectively; (ii) net reorganization costs (credits) of $5,131, $1,137, $34,083, $17,029, and ($1,091) in 2011, 2010, 2009, 2008 and 2007, respectively; and (iii) a charge of $15,000 in 2007 associated with the loss on settlement of a SEC matter regarding certain transactions with McAfee, Inc. (formerly NAI) from 1998 through 2000.

(3)	Includes the after-tax impact of items noted in footnotes (1) and (2) above and a non-cash income tax charge of $24,810 in 2011 for a valuation allowance recorded against our deferred tax assets in Brazil.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are stated in thousands.

Overview of Our Business

Sales

We are the largest wholesale distributor of IT products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and are expected to continue to be, directly affected by the conditions in the economy in general. In this regard, our consolidated net sales declined 2.0% in 2008 and 14.1% in 2009, primarily as a result of the downturn in the macroeconomic environment, which began in early 2008 in the North America and Europe, Middle East and Africa, or EMEA, regions, and began to adversely impact the Asia-Pacific and Latin America regions towards the second half of 2008. The recession became more pronounced globally in 2009. In the second half of 2009, we began to strategically leverage our gross margins and strong balance sheet to drive incremental sales, while the overall IT demand environment started showing modest signs of improvement near the end of the year. In 2010, the overall global economy continued to improve and businesses began to re-invest in technology despite pockets of financial weakness continuing in certain economies. These economic drivers, coupled with our continued efforts to enhance our customer and vendor positions in the IT market, drove an increase in our consolidated net sales of 17.2% in 2010. In 2011, the demand level for technology products and services was generally stable across a number of the markets in which we operate, with greater strength coming from North and Latin America. However, this was offset in part by soft demand, particularly in consumer markets in EMEA and parts of Asia-Pacific, and business disruptions in Australia due to our ERP system deployment in the first quarter of 2011 (see further discussion below) and the loss of market share that followed in that business, resulting in a more moderate increase of 5.0% in our consolidated net sales in 2011.

Our sales and results of operations have also been impacted to a lesser degree by the integration of several acquisitions worldwide, comprised primarily of small but strategic acquisitions of businesses in the consumer electronics, automatic identification and data capture/point-of-sale, or AIDC/POS, and enterprise computing markets that we have completed over the past five years.

We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, we have deployed SAP in New Zealand, Indonesia, Chile, Belgium and the Netherlands, as well as SAP financial modules in North America. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. Australia was the first country with this warehouse management system to deploy SAP. These features, along with the relative size of the business, made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouse and partners, as well as the ramp-up of effective order processing, did not run as smoothly as we planned, resulting in order delays that diminished sales and margins in 2011. Although these system connectivity issues have been resolved, the customer experience with our new system is not as robust as that which we had provided with our legacy systems. We are currently addressing the customer-service and order management functionality of the new system to better meet our customers’ needs, which we expect to yield improvement in customer service levels in the coming quarters. We expect the pace of recovery in Australia to continue to yield subdued revenues and profitability entering 2012, as we address these additional functionality points and as we adopt more aggressive marketing and pricing strategies to regain lost market share.

We are adjusting our system deployment schedule to allow for the development of the enhanced customer functionality before implementing the enterprise system in additional locations. These future deployments will incorporate these in-process system enhancements as well as other learnings from Australia and other deployments completed to date. However, we continue to expect to have this enterprise system deployed in all countries in approximately the next three years. We can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments, or that we will complete system deployment in our planned time frame.

Gross Margin

The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Having available inventory during periods of product shortages enables us to better meet customer demands and may provide potential for favorable pricing conditions; however, a sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. We continue to refine our pricing strategies, inventory management processes and vendor program processes to respond to market conditions. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, recover costs and/or facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in specialty product and service categories, such as AIDC/POS, enterprise computing, cloud computing, consumer electronics and fee-for-service logistics offerings. While these dynamics have kept our overall gross margin relatively stable, near or above 5.4% on an annual basis since 2003, shifts in mix of business, the soft demand in consumer markets, particularly in EMEA and parts of Asia-Pacific, and the business disruptions from the system-implementation complications in Australia drove our gross margin below 5.3% in 2011.

Selling, General and Administrative Expenses or SG&A Expenses

Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. As the various factors discussed above have impacted our levels of sales and gross margins over the past several years, we have instituted a number of cost reduction and profit enhancement programs and a number of other reorganization actions across each of our regions to respond to the downturn in the economy and to further enhance productivity and profitability. As the economic downturn began in 2008, and impacted our levels of sales as discussed previously herein, our SG&A expenses increased to 4.41% and 4.53% of consolidated net sales in 2008 and 2009, respectively, from 4.18% or less in the years prior. To counter this, we implemented in 2008 and 2009 a number of additional expense-reduction programs with the most significant impacts in North America and EMEA. These actions included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities (see Note 3 to our consolidated financial statements). These efforts to reduce costs, as well as continued cost control measures since the completion of these actions, allowed us to leverage our higher volume of net sales in 2010 and 2011, resulting in the decline of SG&A expenses as a percentage of sales to 4.07% and 3.98%, respectively, our lowest levels for this metric in a decade. Our SG&A expenses have also been impacted to a lesser degree by numerous acquisitions to add to our traditional distribution business over the past several years. While these acquisitions increased our revenues and market share, they also represent opportunities to streamline and realize operational synergies from the combined operations. We have also made acquisitions to increase our presence in specialty product offerings, such as AIDC/POS and enterprise computing, and have invested in organic growth of other adjacent lines, such as our fee-for-service logistics business. While these lines of business generally carry higher gross margins, as discussed above, they also generally carry a higher level of SG&A expenses. As a result, our SG&A expenses could increase as we seek to invest more in these lines of business.

Acquisitions

We have complemented our internal growth initiatives with strategic business acquisitions over the past five years and will continue to evaluate potential acquisitions consistent with our growth strategy. During this period, we have expanded our value-added distribution of AIDC/POS solutions through acquisitions of the distribution businesses of Eurequat SAS, Intertrade A.F. AG, and Paradigm Distribution Ltd. in EMEA, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia-Pacific. We have expanded our presence in the mid-range enterprise market through the acquisitions of Aretê Sistemas S.A., or Aretê, Computacenter Distribution, or CCD, Albora Soluciones SL, or Albora, and interAct BVBA, or interAct, in EMEA and Value Added Distributors Limited, or VAD, and Asiasoft Hong Kong Limited, or Asiasoft, in Asia-Pacific. We have also expanded our presence in the consumer electronics market in North America through the acquisition of DBL Distributing Inc. in the U.S., and our networking products and services offerings through the acquisitions of VPN Dynamics Inc. and Securematics Inc. in the U.S.

Working Capital and Debt

The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital, primarily trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, our net investment in working capital increases when sales volumes increase. Conversely, this level of investment tends to decline in times of declining sales. For our working capital needs, we rely heavily on trade credit from vendors, and also on trade accounts receivable financing programs and debt facilities. Due to our narrow operating margins, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt and cash levels. However, our debt and/or cash levels may fluctuate significantly on a day-to-day basis due to timing of customer receipts and periodic payments to vendors. A higher concentration of payments received from customers toward the end of each month, combined with the timing of payments we make to our vendors, typically yields lower debt balances and higher cash balances at our period-ends than is the case throughout the quarter or year. Our future debt requirements may increase and/or our cash levels may decrease to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions, share repurchases or other investments in the business.

Our Critical Accounting Policies and Estimates

The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to trade accounts receivable; vendor programs; inventory; goodwill, intangible and other long-lived assets; income taxes; and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgments about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of sensitivities. Therefore, actual results could differ from these estimates.

We believe the following critical accounting policies are affected by our judgments, estimates and/or assumptions used in the preparation of our consolidated financial statements.

•

Trade Accounts Receivable — We provide allowances for doubtful accounts on our trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: the large number of customers and their dispersion across wide geographic areas; a continuing credit evaluation of our customers’ financial condition; aging of trade accounts receivable, individually and in the aggregate; credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; our historical loss experience; and changes in credit risk and capital availability of our customers resulting from economic conditions. From time to time, we have had one customer account for 10% or more of our consolidated trade accounts receivable, although no single customer has accounted for 10% or more of our consolidated net sales.

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

•

Inventory — Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventory. On an ongoing basis, we review for estimated excess or obsolete inventory and write down our inventory to its estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations, including: protection from loss in value of inventory under our vendor agreements; our rights to return inventory to vendors in accordance with contractual stipulations; aging of inventory; changes in demand due to the economic environment; and rapid product improvements and technological changes.

•

Goodwill, Intangible Assets and Other Long-Lived Assets — We evaluate goodwill and other intangible assets in accordance with the provisions issued by the Financial Accounting Standards Board, or the FASB. At December 31, 2011 and January 1, 2011, we have no recorded goodwill. We assess potential impairment of our other identifiable intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances, such as significant changes in the manner of use of the asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results, have made recovery of an asset’s carrying value unlikely. No impairments of our identifiable intangible assets or other long-lived assets were indicated in 2011, 2010 or 2009.

•

Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. In that regard, we recorded a charge of $24,810 in the third quarter of 2011 to provide a valuation allowance on our deferred tax assets in Brazil, primarily as a result of the continued losses incurred in that country. Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if we no longer consider our foreign earnings to be indefinitely reinvested.

The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless their sustainability is deemed more likely than not. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in our consolidated statement of income.

•

Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, including those noted in Part I, Item 3. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. If a loss is reasonably possible, but not probable, we disclose the nature of the contingency and, if quantifiable, the possible loss or range of loss that could result from the resolution of the matter. As additional information becomes available, we reassess any potential liability related to these actions and may need to revise our estimates. Such revisions or ultimate resolution of these matters could materially impact our consolidated results of operations, cash flows or financial position (see Note 10 to our consolidated financial statements).

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

	2011		2010		2009
Net sales by geographic region:
North America	$15,250,560	42.0%	$14,549,103	42.1%	$12,326,555	41.8%
EMEA	11,371,043	31.3	10,871,237	31.4	9,483,328	32.1
Asia-Pacific	7,920,649	21.8	7,570,403	21.9	6,243,455	21.1
Latin America	1,786,449	4.9	1,598,241	4.6	1,462,108	5.0

Total	$36,328,701	100.0%	$34,588,984	100.0%	$29,515,446	100.0%

	2011		2010		2009
Operating income and operating margin by geographic region:
North America	$281,155	1.84%	$230,458	1.58%	$105,679	0.86%
EMEA	136,306	1.20	135,681	1.25	92,856	0.98
Asia-Pacific	46,508	0.59	113,003	1.49	83,704	1.34
Latin America	25,488	1.43	32,353	2.02	35,928	2.46
Stock-based compensation expense	(30,811)	—	(27,062)	—	(22,227)	—

Total	$458,646	1.26%	$484,433	1.40%	$295,940	1.00%

Our income from operations in 2011 includes reorganization costs of $5,131, or 0.01% of consolidated net sales, ($749, or less than 0.01% of net sales, in North America; $1,453, or 0.01% of net sales, in EMEA; $2,730, or 0.03% of net sales, in Asia-Pacific; and $199, or 0.01% of net sales, in Latin America) as discussed in Note 3 to our consolidated financial statements.

Our income from operations in 2010 includes the release of a portion of our commercial tax reserve in Brazil totaling $9,112, or 0.03% of consolidated net sales and 0.57% of Latin America net sales.

Our income from operations in 2009 includes the goodwill impairment charge (discussed in Note 4 to our consolidated financial statements) of $2,490, or 0.01% of consolidated net sales and 0.04% of net sales in Asia-Pacific, and reorganization and expense-reduction program costs of $37,636, or 0.13% of consolidated net sales ($24,267, or 0.20% of net sales, in North America; $9,462, or 0.10% of net sales, in EMEA; $3,574, or 0.06% of net sales, in Asia-Pacific; and $333, or 0.02% of net sales, in Latin America), as discussed in Note 3 to our consolidated financial statements. In addition, our income from operations in 2009 includes the release of a portion of our commercial tax reserve in Brazil totaling $9,758, or 0.03% of consolidated net sales and 0.67% of Latin America net sales.

We sell products purchased from many vendors, but generated approximately 21%, 23% and 24% of our net sales in 2011, 2010 and 2009, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors and no customers that represented 10% or more of our consolidated net sales in each of the last three years.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2011	2010	2009
Net sales	100.00%	100.00%	100.00%
Cost of sales	94.75	94.53	94.34

Gross profit	5.25	5.47	5.66
Operating expenses:
Selling, general and administrative	3.98	4.07	4.53
Impairment of goodwill	—	—	0.01
Reorganization costs	0.01	0.00	0.12

Income from operations	1.26	1.40	1.00
Other expense, net	0.19	0.13	0.09

Income before income taxes	1.07	1.27	0.91
Provision for income taxes	0.40	0.35	0.23

Net income	0.67%	0.92%	0.68%

Results of Operations for the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

Our consolidated net sales were $36,328,701, $34,588,984 and $29,515,446 in 2011, 2010 and 2009, respectively, representing year-over-year increases of 5.0% and 17.2% in 2011 and 2010, respectively. Regionally, net sales from our North American operations were $15,250,560, $14,549,103 and $12,326,555 in 2011, 2010 and 2009, respectively, representing year-over-year increases of 4.8% and 18.0% in 2011 and 2010, respectively. Net sales from our EMEA operations were $11,371,043, $10,871,237 and $9,483,328 in 2011, 2010 and 2009, respectively, representing year-over-year increases of 4.6% and 14.6% in 2011 and 2010, respectively. Net sales from our Asia-Pacific operations were $7,920,649, $7,570,403 and $6,243,455 in 2011, 2010 and 2009, respectively, representing year-over-year increases of 4.6% and 21.3% in 2011 and 2010, respectively. Net sales from our Latin American operations were $1,786,449, $1,598,241 and $1,462,108 in 2011, 2010 and 2009,

respectively, representing year-over-year increases of 11.8% and 9.3% in 2011 and 2010, respectively. The year-over-year translation impact of strengthening EMEA, Asia-Pacific and Latin American currencies relative to the U.S. dollar contributed approximately five, five and one percentage points of the year-over-year increase in the respective region’s net sales. The combined translation impacts of these foreign currencies contributed approximately three percentage points of the year-over-year increase in our consolidated net sales. The remaining increase in our consolidated and regional net sales in 2011 compared to 2010 primarily reflected a generally stable level of demand for technology products and services across a number of the markets in which we operate with greater strength coming from our North and Latin American regions. However, this was offset in part by soft demand, particularly in consumer markets in EMEA and parts of Asia-Pacific, business disruptions in Australia due to the system deployment beginning in February 2011 and the slower than expected market-share recovery in that country since then, which negatively impacted our year-over-year Asia-Pacific region and consolidated net sales by approximately nine and two percentage points, respectively. Our acquisitions in 2010 and 2011 did not have a material impact in comparing our year-over-year regional and consolidated sales growth.

The significant increase in our consolidated and regional net sales in 2010 compared to 2009 primarily reflected solid demand for technology products and services brought about by the improving global economy, as well as our continued global efforts to expand our line card and enhance our service levels with customers we serve in the IT market allowing us to grow consolidated net sales back to their pre-recession levels. The translation impact of the fluctuations in foreign currencies compared to the U.S. dollar negatively impacted our EMEA regional net sales by approximately four percentage points in 2010 compared to 2009 and positively impacted our regional net sales by approximately eight percentage points in Asia-Pacific and approximately six percentage points in Latin America. Foreign currency exchange rates did not have a material impact in comparing our consolidated net sales in 2010 to 2009, as the general strengthening of currencies in Asia-Pacific and Latin America were offset by an overall weakening of European currencies. Our small but strategic acquisitions in the second quarter of 2009 through the third quarter of 2010 did not have a material impact in comparing our year-over-year regional and consolidated net sales growth.

Our gross margin was 5.25% in 2011, 5.47% in 2010 and 5.66% in 2009. The gross margin in 2010 and 2009 included the positive impact of $9,112 and $9,758, respectively, or three basis points of consolidated net sales for both years, from partial releases of our commercial tax reserve in Brazil as the statute of limitations for assessment for those years had expired. The decline in gross margin in 2011 reflects the negative impact of approximately seven basis points primarily resulting from the disruption in our Australian operations, as well as competitive pricing dynamics driven in part by the weakness in several European and Asian markets, greater mix of lower gross margin products, such as tablets, and higher sales in lower gross margin geographies due to more rapid growth in emerging markets such as China and India. These factors were partially offset by our favorable inventory position and pricing on hard disk drives due to product shortages caused by the flooding in Thailand in the fourth quarter of 2011, which yielded an approximate eight basis point positive gross margin impact for the full year. The 19 basis point gross margin decline in 2010 compared to 2009 is primarily driven by a greater mix of lower gross-margin products and geographies and a competitive pricing environment, as well as our strategic decision to use gross margin as one component of our efforts to drive sales growth and thereby generate higher operating leverage. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. We may experience fluctuations in our sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total SG&A expenses were $1,444,505, $1,406,721 and $1,337,696 in 2011, 2010 and 2009, respectively. Total SG&A expenses as a percentage of net sales were 3.98%, 4.07% and 4.53% in 2011, 2010 and 2009, respectively. Our SG&A expenses, as a percentage of net sales, declined in 2011 compared to 2010, primarily due to leverage on the higher volume of net sales and cost control measures throughout our business in 2011. Total SG&A expenses increased $37,784 or 2.7% in 2011 compared to 2010. The single biggest driver of this increase was the translation impact of strengthening foreign currencies relative to the U.S. dollar, which contributed approximately $39,000 of the year-over-year increase. An increase in stock-based compensation expense of $3,749 associated with our long-term incentive plans and continued investments in strategic growth initiatives and system enhancements, as well as merit compensation increases for our associates, were more than offset by successful cost control measures throughout our business and reductions in bad debt expense due to better experience in the collections of aged accounts receivable. Our SG&A expenses, as a percentage of net sales, declined in 2010 compared to 2009, primarily due to leverage on the higher volume of net sales, the continued positive impact of reorganization and profit enhancement actions taken in 2009 and earlier, and cost control measures throughout our business in 2010. The year-over-year increase in SG&A expenses of $69,025, or 5.2%, primarily reflected: the overall growth in our traditional distribution business, where we continue to generate solid operating leverage; increased sales in our logistics operation, which has a substantially higher expense ratio than our traditional distribution business; investments in growth initiatives and system and process improvements; additional expenses of $11,000 resulting from our acquisitions over the prior year; and an increase in stock-based compensation expense of $4,835 associated with our long-term incentive plans; partially offset by savings from our expense-reduction initiatives implemented in 2008 and 2009; the absence of expense-reduction costs of $3,553 incurred in 2009; savings of approximately $9,000 from our exit of the broad line distribution business in EMEA’s Nordic region during the second quarter of 2009; and a benefit of $2,380 related to the gain on the sale of land and a building in EMEA in the first quarter of 2010. Foreign currency exchange rates did not have a material impact in comparing total SG&A expenses in 2010 to 2009.

As discussed in our critical accounting policies and estimates, in 2009, we recorded charges of $2,490, or 0.01% of consolidated net sales, for the full impairment of our goodwill in the Asia-Pacific region which was entirely related to our 2009 acquisitions of VAD and Vantex (see Note 4 to our consolidated financial statements).

In 2011, we recorded a net charge for reorganization costs of $5,131, or approximately 0.01% of consolidated net sales, which consisted primarily of $6,215 of employee termination benefits for workforce reductions in our Australian operations in Asia-Pacific as well as in parts of North America, EMEA and Latin America, partially offset by $1,084 for the net reversal of certain excess lease obligation reserves from reorganization actions recorded in earlier years. In 2010, we incurred a net charge to reorganization costs of $1,137, primarily related to a previously restructured facility in North America for which we modified estimates for higher than initially expected costs through the life of the remaining lease. In 2009, we incurred a net charge for reorganization costs of $34,083, or approximately 0.12% of consolidated net sales, which consisted of (a) $18,573 of employee termination benefits for workforce reductions in all four regions, (b) $11,993 in facility consolidations in North America and EMEA, (c) $819 for contract terminations primarily for equipment leases in North America, and (d) an adjustment of $2,698, primarily for higher than expected costs to settle lease obligations related to previous reorganization actions recorded primarily in North America in earlier years. See Note 3 to our consolidated financial statements for further details. We may pursue other business process and/or organizational changes, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future.

Our consolidated operating margins were 1.26%, 1.40% and 1.00% in 2011, 2010 and 2009, respectively. Regionally, operating margins from our North American operations were 1.84%, 1.58% and 0.86% in 2011, 2010 and 2009, respectively. Operating margins from our EMEA operations were 1.20%, 1.25% and 0.98% in 2011, 2010 and 2009, respectively. Operating margins from our Asia-Pacific operations were 0.59%, 1.49% and 1.34% in 2011, 2010 and 2009, respectively. Operating margins from our Latin American operations were 1.43%, 2.02% and 2.46% in 2011, 2010 and 2009, respectively. Our operating margins included the impacts of reserve reversals for commercial taxes, goodwill impairment and reorganization charges as discussed previously. Aside from these factors, the overall decrease in our consolidated operating margin, as well as the operating margins in our EMEA, Asia-Pacific and Latin American regions, in 2011 compared to 2010 were largely due to continued softness in the economic environment in EMEA; the system-implementation complications and the resulting losses of market-share in our Australian operations, which generated a year-over-year decline in consolidated and

Asia-Pacific operating margin of approximately 20 and 89 basis points, respectively; and losses due to continued operational challenges in our Brazilian operations, which generated a year-over-year decline in consolidated and Latin American operating margins of 2 and 30 basis points, respectively. In North America, our operating margin increased in 2011 compared to 2010 largely due to the economies of scale realized from the higher net sales in the current year and mix of business with slightly higher growth from higher margin specialty business units. The overall increase in our consolidated operating margin, as well as the operating margins in our North American, EMEA and Asia-Pacific regions, in 2010 compared to 2009 were largely due to the economies of scale realized from the higher net sales in the current year and a full year of benefits from our expense-reduction initiatives completed through the end of 2009. In Latin America, our operating margin decreased in 2010 compared to 2009, which was primarily attributable to operational challenges in our Brazilian operations and the investments in infrastructure and process improvements we made during 2010 to address these issues.

Net other expense consisted primarily of interest income and expense, foreign currency exchange gains and losses, costs of discounting drafts received from customers, primarily in EMEA, and other non-operating gains and losses. We incurred net other expense of $70,775, $46,372 and $26,692 in 2011, 2010 and 2009, respectively. The increase in 2011 compared to 2010 was primarily attributable to higher interest expense as a result of a full year of interest expense associated with our $300,000 in public debt issued in August 2010; a lower net cash position resulting from $225,905 in share repurchases; increased working capital required to support year-over-year sales growth; the loss of $5,624 from the termination of our cash flow hedge and write-off of the remaining unamortized deferred financing costs related to our senior unsecured term loan; and a $5,213 increase in expense from net losses on foreign currency exchange, the majority of which relate to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency. The increase in 2010 compared to 2009 was primarily attributable to higher interest expense as a result of the $300,000 in public debt issued in August 2010; $6,482 in higher costs related to discounting drafts received from our customers; lower net cash positions as a result of $152,285 in share repurchases during 2010; and increased working capital required to support year-over-year sales growth, partially offset by a net foreign exchange gain.

Our provision for income taxes in 2011, 2010 and 2009 was $143,631, $120,001 and $67,110, respectively. Our effective tax rate in 2011, 2010 and 2009 was 37.0%, 27.4% and 24.9%, respectively. The year-over-year increase in the effective tax rate from 2010 to 2011 primarily reflected the non-cash income tax charge to record a valuation allowance of $24,810 recorded against all of our deferred tax assets in Brazil as discussed in Note 7 to our consolidated financial statements, which increased our effective tax rate by 6.4%. Aside from the items discussed above, the changes in our effective tax rates in 2011, 2010 and 2009 were primarily attributable to change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Part I, Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 31, 2011. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Net Sales	Gross Profit	Income From Operations	Income Before Income Taxes	Net Income	Diluted Earnings Per Share
2011
Quarter Ended:(1)(2)
April 2, 2011	$8,723,712	$454,072	$100,054	$81,405	$56,310	$0.34
July 2, 2011	8,749,025	459,232	97,148	83,822	59,731	0.37
October 1, 2011	8,903,020	440,720	85,379	67,094	23,326	0.15
December 31, 2011	9,952,944	554,258	176,065	155,550	104,873	0.68

2010
Quarter Ended:(2)(3)
April 3, 2010	$8,095,954	$441,462	$105,689	$97,232	$70,328	$0.42
July 3, 2010	8,156,328	437,453	104,576	94,723	67,727	0.41
October 2, 2010	8,453,835	453,525	106,911	88,562	64,989	0.41
January 1, 2011	9,882,867	559,851	167,257	157,544	115,016	0.71

(1)	Includes the net pre-tax impact of reorganization costs (credits) as follows: first quarter, ($269); third quarter, $1,156; and fourth quarter, $4,244. The third quarter includes a pre-tax loss of $5,624 from the termination of a cash flow hedge and write-off of remaining unamortized costs related to the senior unsecured loan and a non-cash charge to record a valuation allowance of $24,810 against all of the deferred tax assets of the operating subsidiary in Brazil.

(2)	Diluted earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

(3)	Includes the pre-tax impact of reorganization costs (credits) as follows: first quarter, ($169); second quarter, ($189); and fourth quarter, $1,495. The first quarter includes a pre-tax gain of $2,380 on the sale of land and building in EMEA, recorded as a reduction of SG&A expenses, while the fourth quarter includes a $9,112 partial release of the reserve for Brazilian commercial taxes related to a period which has expired under the statute of limitations, recorded as a reduction of cost of sales.

Liquidity and Capital Resources

Cash Flows

We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for 2011, 2010 and 2009.

Our cash and cash equivalents totaled $891,403 and $1,155,551 at December 31, 2011 and January 1, 2011, respectively. The lower cash and cash equivalents level at December 31, 2011 compared to January 1, 2011, primarily reflects: the repayment of our unsecured term loan; our repurchases of Class A Common Stock; our investments in property and equipment; and our investment in the business in the form of net working capital to address our year-over-year sales growth. These factors are partially offset by: the ongoing generation of profits from the business excluding noncash items and the proceeds from the exercise of stock options. As of December 31, 2011 and January 1, 2011, we have book overdrafts of $511,172 and $517,107, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We have closely managed our overall working capital investment in 2011 and 2010 and our level of working capital days achieved as of December 31, 2011 and January 1, 2011 was at the low end of our targeted range. Our investment in working capital may increase in future periods. For instance, we recently have pursued and may continue to pursue profitable sales and market share growth and/or new business opportunities through targeted investment in working capital. This could include our strategic pursuit of additional early pay discounts on trade accounts payable or purchase discounts on inventory, or we may allow extended payment terms or larger credit lines to certain customers. While each of these factors may yield net additional investment in working capital, as well as sales growth and/or improved profitability, we also continue to manage the risks associated with these strategies and the optimization of our resulting returns on invested capital.

Operating activities provided net cash of $295,859, $179,322 and $240,801 in 2011, 2010 and 2009, respectively. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by both fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities in each of the last three years principally reflects our net income before noncash charges, offset partially by an increase in our net working capital. The principal driver of the increase in working capital is the previously discussed higher sales volumes in 2011 and 2010, as our working capital days outstanding were flat at the end of both 2011 and 2010, and the higher levels of sales to close out the fourth quarter of 2009 compared to the end of 2008 as we began to see some positive trends in the macroeconomic environment by the end of 2009 compared to the end of 2008.

Investing activities used net cash of $124,620, $79,351 and $99,908 in 2011, 2010 and 2009, respectively. The net cash used by investing activities in each of the last three years was primarily due to capital expenditures as well as cash payments primarily related to the acquisitions of Albora, interAct and Asiasoft totaling $8,329 in 2010 and $35,415 primarily related to the acquisitions of CCD, VAD and Vantex in 2009. The capital expenditures for 2011, 2010 and 2009 were primarily for expected investments to enhance our underlying infrastructure and IT systems and our incremental investment in a new warehouse in Australia in 2011. We presently estimate that our capital expenditures will approximate $110,000 in 2012 for ongoing investments to support existing infrastructure and continued enhancements to our IT systems.

Financing activities used net cash of $414,042 and $51,178 in 2011 and 2009, respectively, and provided net cash of $146,357 in 2010. The net cash used by financing activities in 2011 primarily reflects the repayment of the outstanding principal balance of our senior unsecured term loan and related interest rate swap agreement of $239,752 and the repurchase of $225,905 of Class A Common Stock, partially offset by $39,465 in proceeds from the exercise of stock options and $9,017 in net proceeds from our revolving credit facilities used to fund normal operations. The net cash provided by financing activities in 2010 primarily reflects $297,152 in net proceeds from the issuance of our $300,000 senior unsecured notes due in 2017 and $38,439 in proceeds from the exercise of stock options, partially offset by the repurchase of Class A Common Stock for $152,285 under our stock repurchase programs, and net repayments of $40,672 on our debt facilities and senior unsecured term loan. The net cash used by financing activities in 2009 primarily reflects net repayments of $89,898 on our debt facilities and our senior unsecured term loan, partially offset by $34,635 in proceeds from the exercise of stock options.

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

Acquisitions and Dispositions

In 2011, we acquired the assets and liabilities of Aretê Sistemas S.A. (“Aretê”) in Spain, which further strengthened our capabilities in value-added distribution in our EMEA region. This entity was acquired for an aggregate cash price of $2,106. We also have recorded the earn-out at $2,062, which reflects the estimated fair value of the payout to be achieved, out of a maximum potential earn-out of $5,000. The earnout period ends in 2014.

In 2010, we acquired all of the outstanding shares of interAct and Albora in our EMEA region and the assets and liabilities of Asiasoft in our Asia-Pacific region. These acquisitions further strengthened our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329.

In 2009, we acquired certain assets of CCD in the United Kingdom and the assets and liabilities of VAD in New Zealand, which further strengthened our distribution capabilities in the mid- to high-end enterprise markets in EMEA and Asia-Pacific. In 2009, we also acquired the assets and liabilities of Vantex, which operated in five countries in the Asia-Pacific region. The Vantex acquisition further strengthened our distribution capabilities for AIDC/POS technologies. These three businesses were acquired for an aggregate cash price of $32,681 plus an earn-out amount of $935. In 2009, we sold our broadline operations in Denmark. The sales proceeds and the related gain on sale were not material.

For a full discussion of the above acquisitions and disposition, refer to Note 4 of our consolidated financial statements.

Capital Resources

We have maintained a capital structure which we believe will continue to support us in an economic environment that remains uncertain. We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $2,707,000, of which $392,428 was outstanding, at December 31, 2011. These facilities have staggered maturities through 2017. Our cash and cash equivalents totaled $891,403 and $1,155,551 at December 31, 2011 and January 1, 2011, respectively, of which $773,816 and $714,014, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of December 31, 2011 and January 1, 2011, we had book overdrafts of $511,172 and $517,107, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 10 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings”), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.

The following is a detailed discussion of our various financing facilities.

We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.

We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at December 31, 2011 and January 1, 2011 under this North American financing program.

We have a revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $129,000 at December 31, 2011. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $93,000, and €90,000, or approximately $117,000, at December 31, 2011. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at December 31, 2011 and January 1, 2011 under these EMEA financing programs.

In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides borrowing capacity of up to 160,000 Australian dollars, or approximately $164,000 at December 31, 2011. The new financing program matures in May 2014. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At December 31, 2011 and January 1, 2011, we had no borrowings under these Asia-Pacific financing programs.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia-Pacific facilities. At December 31, 2011, our actual aggregate capacity under these programs was approximately $977,000 based on eligible trade accounts receivable available, of which no amount of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At December 31, 2011, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,371,000.

In September 2011, we terminated our senior unsecured term loan credit facility with a bank syndicate in North America. We repaid our outstanding balance of $225,000 with our available cash. Concurrently with the termination of our senior unsecured term loan facility, we settled our interest rate swap agreement with a notional amount of $175,000 of the term loan principal amount at that date, which had been accounted for as a cash flow hedge. The two terminations resulted in an aggregate loss of $5,624, consisting of a loss of $5,377 on the settlement of our interest rate swap agreement and a write-off totaling $247 of our remaining unamortized deferred financing costs associated with the terminated facility.

In September 2011, we also terminated our $275,000 revolving senior unsecured credit facility. We replaced this facility on the same day with a new $750,000 revolving senior unsecured credit facility from a syndicate of multinational banks. The new credit facility matures in September 2016. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at December 31, 2011 and January 1, 2011 under these respective credit facilities. These credit facilities may also be used to issue letters of credit. At December 31, 2011 and January 1, 2011, letters of credit of $4,700 and $5,000, respectively, were issued under the new and terminated facilities, respectively, to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under these respective agreements is reduced by the amount of any outstanding letters of credit.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $654,000 at December 31, 2011. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 31, 2011 and January 1, 2011, respectively, we had $92,428 and $92,774 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 8.1% and 6.8% per annum at December 31, 2011 and January 1, 2011, respectively. At December 31, 2011 and January 1, 2011, letters of credit totaling $31,405 and $21,941, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At December 31, 2011, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.

Trade Accounts Receivable Factoring Programs

We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any point in time cannot exceed €30,000, or approximately $39,000 at December 31, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 31, 2011 and January 1, 2011, we had a total of $165,744 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our financing capacity and contractual obligations at December 31, 2011, and the effects that scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to our $300,000 of 5.25% senior unsecured notes, all other interest is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period			After 5 Years
Contractual Obligations	Total Capacity	Balance Outstanding	Less Than 1 Year	1 — 3 Years	3 — 5 Years
Senior unsecured notes	$300,000	$300,000	$—	$—	$—	$300,000
North American revolving trade accounts receivable-backed financing program(1)	500,000	—	—	—	—	—
EMEA revolving trade accounts receivable-backed financing programs(1)	339,000	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing program(1)	164,000	—	—	—	—	—
Revolving senior unsecured credit facilities(2)	750,000	—	—	—	—	—
Lines of credit and other(2)	654,000	92,428	92,428	—	—	—

Subtotal	2,707,000	392,428	92,428	—	—	300,000
Minimum payments under:
Operating leases(3)	327,868	327,868	75,029	113,395	58,240	81,204
IT and business process outsourcing agreements(4)	4,448	4,448	4,448	—	—	—
Liability for unrecognized tax benefits(5)	15,099	15,099	15,099	—	—	—

Total	$3,054,415	$739,843	$187,004	$113,395	$58,240	$381,204

(1)	The aggregate capacity amount of $1,003,000 in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of December 31, 2011, our actual aggregate capacity under these programs based on eligible trade accounts receivable was approximately $977,000.

(2)	The capacity amount in the table above represents the maximum capacity available under these facilities. Certain of these facilities can also be used to support letters of credit. At December 31, 2011, letters of credit totaling $36,105 were issued to certain vendors to support payment of insurance claims or the performance by our subsidiaries with respect to certain lease agreements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit also reduces our available capacity under the respective facilities by the same amount.

(3)	We lease the majority of our facilities and certain vehicles and equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have had original noncancelable lease terms in excess of 12 months.

(4)	In December 2011, we renewed for another three years our agreement with a third-party provider of IT outsourcing services. We will incur variable costs for these services, which include: mainframe, major server, local-area network support and engineering; and systems management services. This agreement is cancelable at our option subject to early termination fees, which are the basis for the minimum contractual obligations indicated in the table above.

(5)	At December 31, 2011, our liability for unrecognized tax benefits, including interest and penalties, was $29,270, the current portion of which amounted to $15,099. We are not able to reasonably estimate the timing of payments of the long-term portion of our liability for unrecognized tax benefits, or the amount the long-term portion will increase or decrease over time; therefore, this portion of the liability was excluded in the contractual obligations table above (see Note 7 to our consolidated financial statements).

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for both 2011 and 2010. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $11,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

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

Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2011, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish kroner, Hungarian forints, Israeli shekels, Norwegian kroner, Swedish kronor, Swiss francs, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringgits, New Zealand dollars, Philippine pesos, Singaporean dollars, Sri Lankan rupees, Thai bahts, Argentine pesos, Brazilian reais, Chilean pesos and Mexican pesos.

We are exposed to changes in interest rates on a portion of our long-term debt used to maintain liquidity and finance working capital, capital expenditures and business expansion. Our management objective is to finance our business at interest rates that are competitive in the marketplace while moderating our exposure to volatility in interest costs. To achieve our objectives, we may utilize both variable- and fixed-rate debt with a portion of our variable interest rate exposure from time to time mitigated through interest rate swaps.

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

	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Combined Portfolio
VaR as of December 31, 2011	$9,272	$105	$7,168
VaR as of January 1, 2011	8,898	105	6,632

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Market Risk” and “Market Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(In 000s, except par value)

	Fiscal Year End
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$891,403	$1,155,551
Trade accounts receivable (less allowances of $60,236 and $75,794)	4,465,329	4,138,629
Inventory	2,942,164	2,914,525
Other current assets	319,506	381,383

Total current assets	8,618,402	8,590,088
Property and equipment, net	323,261	247,395
Intangible assets, net	73,330	81,992
Other assets	131,523	164,557

Total assets	$9,146,516	$9,084,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,893,437	$4,593,694
Accrued expenses	524,010	536,218
Short-term debt and current maturities of long-term debt	92,428	105,274

Total current liabilities	5,509,875	5,235,186
Long-term debt, less current maturities	300,000	531,127
Other liabilities	63,864	76,537

Total liabilities	5,873,739	5,842,850

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 185,127 and 182,458 shares issued and 149,484 and 158,745 shares outstanding in 2011 and 2010, respectively	1,851	1,825
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,316,596	1,259,406
Treasury stock, 35,643 and 23,713 shares in 2011 and 2010, respectively	(604,331)	(388,817)
Retained earnings	2,444,995	2,200,755
Accumulated other comprehensive income	113,666	168,013

Total stockholders’ equity	3,272,777	3,241,182

Total liabilities and stockholders’ equity	$9,146,516	$9,084,032

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(In 000s, except per share data)

	Fiscal Year Ended
	2011	2010	2009
Net sales	$36,328,701	$34,588,984	$29,515,446
Cost of sales	34,420,419	32,696,693	27,845,237

Gross profit	1,908,282	1,892,291	1,670,209

Operating expenses:
Selling, general and administrative	1,444,505	1,406,721	1,337,696
Impairment of goodwill	—	—	2,490
Reorganization costs	5,131	1,137	34,083

	1,449,636	1,407,858	1,374,269

Income from operations	458,646	484,433	295,940

Other expense (income):
Interest income	(5,673)	(4,858)	(9,088)
Interest expense	52,509	39,259	28,177
Net foreign currency exchange loss (gain)	4,789	(424)	3,886
Loss from settlement of interest rate swap and senior unsecured term loan	5,624	—	—
Other	13,526	12,395	3,717

	70,775	46,372	26,692

Income before income taxes	387,871	438,061	269,248
Provision for income taxes	143,631	120,001	67,110

Net income	$244,240	$318,060	$202,138

Basic earnings per share	$1.57	$1.98	$1.24

Diluted earnings per share	$1.53	$1.94	$1.22

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In 000s)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 3, 2009	$1,766	$1,145,145	$(246,314)	$1,680,557	$74,691	$2,655,845
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	29	33,379				33,408
Income tax benefits for stock plan awards		3,921				3,921
Stock-based compensation expense		22,227				22,227
Issuance of treasury shares, net of shares withheld for employee taxes		(3,095)	3,095			—
Comprehensive income				202,138	94,274	296,412

January 2, 2010	1,795	1,201,577	(243,219)	1,882,695	168,965	3,011,813
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	30	34,049				34,079
Income tax benefits for stock plan awards		3,405				3,405
Stock-based compensation expense		27,062				27,062
Repurchase of Class A Common Stock			(152,285)			(152,285)
Issuance of treasury shares, net of shares withheld for employee taxes		(6,687)	6,687			—
Comprehensive income				318,060	(952)	317,108

January 1, 2011	1,825	1,259,406	(388,817)	2,200,755	168,013	3,241,182
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	26	33,145				33,171
Income tax benefits for stock plan awards		3,625				3,625
Stock-based compensation expense		30,811				30,811
Repurchase of Class A Common Stock			(225,905)			(225,905)
Issuance of treasury shares, net of shares withheld for employee taxes		(10,391)	10,391			—
Comprehensive income				244,240	(54,347)	189,893

December 31, 2011	$1,851	$1,316,596	$(604,331)	$2,444,995	$113,666	$3,272,777

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000s)

	Fiscal Year Ended
	2011	2010	2009
Cash flows from operating activities:
Net income	$244,240	$318,060	$202,138
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,282	61,549	68,590
Impairment of goodwill	—	—	2,490
Stock-based compensation	30,811	27,062	22,227
Excess tax benefit from stock-based compensation	(3,133)	(3,723)	(4,085)
Loss from settlement of interest rate swap and senior unsecured term loan	5,624	—	—
Gain on sale of land and building	(474)	(2,380)	—
Noncash charges for interest	2,065	1,264	278
Deferred income taxes	28,825	(8,361)	5,920
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(425,690)	(208,829)	(754,699)
Inventory	(79,137)	(421,551)	(179,341)
Other current assets	53,947	(22,110)	40,829
Accounts payable	407,477	233,017	772,194
Increase (decrease) in book overdrafts	(5,935)	105,163	96,911
Accrued expenses	(20,043)	100,161	(32,651)

Cash provided by operating activities	295,859	179,322	240,801

Cash flows from investing activities:
Purchase of property and equipment	(122,188)	(76,292)	(68,667)
Sale of (investment in) marketable trading securities	(1,426)	1,346	704
Proceeds from sale of land and building	1,100	3,924	—
Collection of short-term collateral deposits on financing arrangements	—	—	3,470
Acquisitions, net of cash acquired	(2,106)	(8,329)	(35,415)

Cash used by investing activities	(124,620)	(79,351)	(99,908)

Cash flows from financing activities:
Proceeds from exercise of stock options	39,465	38,439	34,635
Repurchase of Class A Common Stock	(225,905)	(152,285)	—
Excess tax benefit from stock-based compensation	3,133	3,723	4,085
Proceeds from issuance of senior unsecured notes, net of issuance costs	—	297,152	—
Repayment of senior unsecured term loan	(239,752)	(12,500)	(3,125)
Net proceeds (repayments) on revolving credit facilities	9,017	(28,172)	(86,773)

Cash provided (used) by financing activities	(414,042)	146,357	(51,178)
Effect of exchange rate changes on cash and cash equivalents	(21,345)	(1,713)	57,726

Increase (decrease) in cash and cash equivalents	(264,148)	244,615	147,441
Cash and cash equivalents, beginning of year	1,155,551	910,936	763,495

Cash and cash equivalents, end of year	$891,403	$1,155,551	$910,936

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$51,703	$33,985	$27,424
Income taxes	110,336	87,294	90,679

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

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2011,” “2010,” and “2009” represent the 52-week fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

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

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collection is reasonably assured. Service revenues represent less than 10% of total net sales for 2011, 2010 and 2009. We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. We also have limited contractual relationships with certain of our customers and suppliers whereby we assume an agency relationship in the transaction. In such arrangements, we recognize as revenues the net fee associated with serving as an agent.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

We sell products purchased from many vendors, but generated approximately 21%, 23% and 24% of our net sales in 2011, 2010 and 2009, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors whose products represented 10% or more of our net sales for each of the last three fiscal years.

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

Foreign Currency Translation and Remeasurement

Financial statements of our foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of a few operations within our EMEA, Asia-Pacific and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and nonmonetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Book overdrafts of $511,172 and $517,107 as of December 31, 2011 and January 1, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of December 31, 2011 and January 1, 2011, or any balance on any given date.

Trade Accounts Receivable Factoring Programs

We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The program’s total amount of

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

receivables that may be factored at any point in time cannot exceed $150,000. We also have an uncommitted factoring program in EMEA under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The program’s total amount of receivables that may be factored at any point in time cannot exceed €30,000, or approximately $39,000 at December 31, 2011. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 31, 2011 and January 1, 2011, we had a total of $165,744 and $112,484, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $3,068 and $1,605 were incurred in 2011 and 2010, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

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

Buildings	40 years
Leasehold improvements	3-17 years
Distribution equipment	5-10 years
Computer equipment and software	3-10 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Long-Lived and Intangible Assets

We assess potential impairments to our long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amounts of the finite-lived identifiable intangible assets of $183,557 and $179,267 at December 31, 2011 and January 1, 2011, respectively, are amortized over their remaining estimated lives ranging up to 16 years. The net carrying amount was $73,330 and $81,992 at December 31, 2011 and January 1, 2011, respectively. Amortization expense was $12,550, $16,743 and $17,270 for 2011, 2010 and 2009, respectively.

There were no impairments to our long-lived and other identifiable intangible assets in 2011, 2010 and 2009.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and should be reviewed at least annually for potential impairment. We have no recorded goodwill as of December 31, 2011 and January 1, 2011.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, and derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. Credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographic areas. No single customer has accounted for 10% or more of our consolidated net sales in 2011, 2010 and 2009 and no customer accounts receivable balance was greater than 10% at December 31, 2011 and January 1, 2011. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in many locations and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.

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

All derivatives are recorded in our consolidated balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on market-derived prices. Changes in the fair value of derivatives not designated as cash flow hedges are recorded in current earnings.

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

Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. We manage the potential risk of credit losses through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of financial institutions and other contract provisions including collateral deposits.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Fair Value Measurement

The carrying amounts of our cash equivalents, trade accounts receivable, marketable trading securities (included in other current assets in our consolidated balance sheet), accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. Our North America, EMEA and Asia-Pacific revolving trade accounts receivable-backed financing programs bear interest at variable rates based on designated commercial paper rates and local reference rates, respectively, plus a predetermined fixed margin. The interest rates of our revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also resets regularly. The carrying amounts of all these facilities approximate their fair value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for our credit profile.

Our senior unsecured notes issued in August 2010 (see Note 6) had a fair value of approximately $324,000 and $302,000 at December 31, 2011 and January 1, 2011, respectively.

Treasury Stock

We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and is comprised of net income and other comprehensive income.

Comprehensive income consists of the following:

	Fiscal Year Ended
	2011	2010	2009
Net income	$244,240	$318,060	$202,138
Changes in foreign currency translation adjustments and other	(54,347)	(952)	94,274

Comprehensive income	$189,893	$317,108	$296,412

Accumulated other comprehensive income included in stockholders’ equity consisted primarily of foreign currency translation adjustments and fair value adjustments to our interest rate swap agreement, which we settled in September 2011 (see Note 6).

Earnings Per Share

We report a dual presentation of Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS uses the treasury stock method to compute the potential dilution that could occur if stock-based awards and other commitments to issue common stock were exercised.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2011	2010	2009
Net income	$244,240	$318,060	$202,138

Weighted average shares	155,882	160,504	162,993

Basic earnings per share	$1.57	$1.98	$1.24

Weighted average shares including the dilutive effect of stock-based awards (3,706, 3,357 and 2,573 for 2011, 2010 and 2009, respectively)	159,588	163,861	165,566

Diluted earnings per share	$1.53	$1.94	$1.22

There were approximately 2,671, 5,266 and 9,455 stock-based awards in 2011, 2010 and 2009, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Income Taxes

We estimate income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. In that regard, we recorded a charge of $24,810 in the third quarter of 2011 to provide a valuation allowance on our deferred tax assets in Brazil, primarily as a result of the continued losses incurred in that country. Our effective tax rate includes the impact of not providing taxes on undistributed foreign earnings considered indefinitely reinvested. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate if we no longer consider our foreign earnings to be indefinitely reinvested.

The provision for tax liabilities and recognition of tax benefits involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless their sustainability is deemed more likely than not. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities or benefits may be required, resulting in additional provision for or benefit from income taxes reflected in our consolidated statement of income.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

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

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to enhanced disclosures on offsetting (netting) of assets and liabilities in the financial statements. This standard requires improved information about financial instruments and derivative instruments that are either allowed to be offset in accordance with another accounting standard or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with another accounting standard. Under this standard, financial statements should disclose the gross amounts of those recognized assets and liabilities and the amounts offset, whether permitted by another accounting standard or subject to master netting arrangement, to determine the net amounts presented in the statement of financial position. This standard is effective for us beginning December 30, 2012 (the first day of fiscal 2013) and must be applied retrospectively for all comparative periods presented. We are currently in the process of assessing what impact this standard may have on our consolidated financial position or cash flows.

In June 2011, the FASB issued a new accounting standard related to presentation of comprehensive income. This standard requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. The standard, however, does not change the definitions of the components of net income and other comprehensive income, when an item must be reclassified from other comprehensive income to net income, or earnings per share, which is still calculated using net income. The standard is effective for us beginning in 2012 and must be applied retrospectively. The standard further defines the approach for reporting tax impacts of comprehensive income and disclosure of amounts reclassified from comprehensive income to net income; however, the FASB has deferred the effective date for these provisions until the FASB is able to reconsider such amendments.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Note 3 — Reorganization Costs

In the second half of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume as a result of the system-implementation complications and loss of market share in that country. We also implemented headcount reductions in certain operations in North America, EMEA and Latin America. The reorganization costs of $6,215 ($1,216, $2,070, $2,730 and $199 in North America, EMEA, Asia-Pacific and Latin America, respectively) relate to employee termination benefits for workforce reductions for 123 employees (21, 26, 74 and 2 employees in North America, EMEA, Asia-Pacific and Latin America, respectively). The reorganization costs and activities in 2011 and the remaining liability related to these detailed actions are summarized in the table below:

	Reorganization Costs	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at December 31, 2011
Employee termination benefits	$6,215	$(3,170)	$(97)	$2,948

Adjustments reflected in the table above consist entirely of the net foreign currency impact that decreased the U.S. dollar liability by $97.

The reorganization costs in 2010 primarily represent a net charge of $1,137, which consisted of $1,354 in North America primarily for higher than expected costs associated with exited facilities, partially offset by $183 in EMEA for lower than expected costs associated with employee termination benefits and facility consolidations and $34 in Asia-Pacific for lower than expected costs associated with employee termination benefits.

In the second half of 2008 and through 2009, we implemented cost-reduction programs in all of our regions to align our level of operating expenses with declines in sales volume resulting from the economic downturn. We incurred total charges in 2009 of $34,083 for reorganization costs and $3,553 for other costs associated with these reorganization actions that were charged to SG&A expenses. Our reorganization costs incurred in 2009, which totaled $31,385 ($18,180 in North America, $9,456 in EMEA, $3,416 in Asia-Pacific and $333 in Latin America) were comprised of: employee termination benefits for workforce reductions of approximately 980 employees (525 in North America, 305 in EMEA, 130 in Asia-Pacific and 20 in Latin America); and costs related to lease liabilities, net of estimated sublease income, for the exited facilities in North America, EMEA and Asia-Pacific. Also included in 2009 is an increase to reorganization liabilities of $2,698 primarily for higher than expected costs to settle lease obligations related to actions taken in previous years. Other costs associated with the reorganization actions in 2009 totaled $3,553 ($3,134 in North America, $261 in EMEA and $158 in Asia-Pacific) charged to SG&A expenses, comprised primarily of accelerated depreciation of fixed assets related to exited facilities, retention costs, consulting, legal and other expenses associated with the reorganization actions for both North America and EMEA and costs associated with the acquisition and integration of VAD and Vantex in Asia-Pacific.

The remaining liabilities and 2011 activities associated with these actions are summarized in the table below:

	Remaining Liability at January 1, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at December 31, 2011
Facility costs	$8,036	$(2,464)	$280	$5,852

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Adjustments reflected in the table above include a net increase of $365 to reorganization liabilities recorded in prior years, consisting of additional charges in North America of $982 related to true-up for greater than expected costs associated with facility consolidations, offset by credits in EMEA of $617 for lower than expected costs associated with facility consolidations. Also included in the adjustments is a net foreign currency impact that decreased the U.S. dollar liability by $85. We expect the remaining liabilities, all of which are associated with facility costs, to be substantially utilized by the end of 2014.

Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2011 activities associated with these actions are summarized in the table below:

	Remaining Liability at January 1, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at December 31, 2011
Facility costs	$4,803	$(882)	$(1,493)	$2,428

Adjustments reflected in the table above include a decrease in the reorganization liabilities recorded in prior years totaling $1,449 for lower than expected costs associated with facility consolidations in North America and the net foreign currency impact that decreased the U.S. dollar liability by $44. We expect the remaining liabilities, all of which are associated with facility costs, to be fully utilized by the end of 2015.

Note 4 — Acquisitions and Dispositions

In 2011, we acquired the assets and liabilities of Aretê Sistemas S.A. (“Aretê”) in Spain, which further strengthened our capabilities in value-added distribution in our EMEA region. Our agreement with Aretê called for an initial cash payment of $1,066, a hold-back amount of $1,040, which was released during the second quarter of 2011 upon settlement of certain closing matters, and a maximum potential earn-out of $5,000 to be paid out over four years through December 31, 2014 based upon the achievement of certain pre-defined targets. We have recorded the earn-out at $2,062, which reflects the estimated fair value of the payout to be achieved. The aggregate purchase price of $4,168 has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $4,142, primarily related to vendor and customer relationships with estimated useful lives of 10 years.

In 2010, we acquired all of the outstanding shares of interAct BVBA and Albora Soluciones SL in our EMEA region and the assets and liabilities of Asiasoft Hong Kong Limited in our Asia-Pacific region. These acquisitions further strengthened our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329, which was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $6,044, primarily related to vendor and customer relationships with estimated useful lives of 10 years and deferred tax liabilities of $1,840 related to the intangible assets, none of which are deductible for income tax purposes.

In 2009, we acquired certain assets of Computacenter Distribution in the United Kingdom and the assets and liabilities of VAD in New Zealand, which further strengthened our distribution capabilities in the mid- to high-end enterprise markets in EMEA and Asia-Pacific. Also in 2009, we acquired the assets and liabilities of Vantex, which operated in five countries in the Asia-Pacific region. The Vantex acquisition further strengthened

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

our distribution capabilities in the auto identification and data capture/point of sale (“AIDC/POS”) markets in Asia-Pacific. These businesses were acquired for an aggregate cash price of $32,681 plus an earn-out amount of $935, which was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates. The allocation resulted in goodwill of $2,490 in Asia-Pacific and total identifiable intangible assets of $12,133 in EMEA and Asia-Pacific, primarily related to vendor and customer relationships, and trade names with estimated useful lives of up to 10 years. We recorded a charge for the full impairment of the $2,490 of goodwill from the two Asia-Pacific acquisitions in the second quarter of 2009. In 2009, we also paid the sellers of AVAD $2,500 to settle the final earn-out and the balance to acquire certain trademark rights in North America, which have been included in our identifiable intangible assets with estimated useful lives of 10 years.

In 2009, we sold our broadline operations in Denmark. The sales proceeds and the related gain on sale were not material to our EMEA and consolidated financial position, results of operations or cash flows.

All acquisitions for the periods presented above were not material, individually or in aggregate, to us as a whole and therefore, pro forma financial information has not been presented.

Note 5 — Property and Equipment

Property and equipment consist of the following:

	Fiscal Year End
	2011	2010
Land	$5,061	$5,321
Buildings and leasehold improvements	125,466	126,832
Distribution equipment	250,792	240,028
Computer equipment and software	530,271	449,738

	911,590	821,919
Accumulated depreciation	(588,329)	(574,524)

	$323,261	$247,395

Note 6 — Debt

The carrying value of our outstanding debt consists of the following:

	Fiscal Year End
	2011	2010
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured term loan	—	243,627
Lines of credit and other debt	92,428	92,774

	392,428	636,401
Short-term debt and current maturities of long-term debt	(92,428)	(105,274)

	$300,000	$531,127

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.

We have a revolving trade accounts receivable-backed financing program in North America, which provides for up to $500,000 in borrowing capacity, and may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In April 2011, we extended the maturity of this North American financing program for an additional year to April 2014. We had no borrowings at December 31, 2011 and January 1, 2011 under this North American financing program.

We have a revolving trade accounts receivable-backed financing program in EMEA that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $129,000 at December 31, 2011. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We have two other revolving trade accounts receivable-backed financing programs in EMEA, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $93,000, and €90,000, or approximately $117,000, at December 31, 2011. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at December 31, 2011 and January 1, 2011 under these EMEA financing programs.

In May 2011, we terminated our multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which provided a borrowing capacity of up to 210,000 Australian dollars. We replaced this facility in the same month with a new multi-currency revolving trade accounts receivable-backed financing program from the same financial institution, which provides borrowing capacity of up to 160,000 Australian dollars, or approximately $164,000 at December 31, 2011. The new financing program matures in May 2014. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. At December 31, 2011 and January 1, 2011, we had no borrowings under these Asia-Pacific financing programs.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, EMEA and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our EMEA and Asia-Pacific facilities. At December 31, 2011, our actual aggregate capacity under these programs was approximately $977,000 based on eligible trade accounts receivable available, of which no amount of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At December 31, 2011, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,371,000.

In September 2011, we terminated our senior unsecured term loan credit facility with a bank syndicate in North America. We repaid our outstanding balance of $225,000 with our available cash. Concurrently with the

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

termination of our senior unsecured term loan facility, we settled our interest rate swap agreement with a notional amount of $175,000 of the term loan principal amount at that date, which had been accounted for as a cash flow hedge. The two terminations resulted in an aggregate loss of $5,624, consisting of a loss of $5,377 on the settlement of our interest rate swap agreement and a write-off totaling $247 of our remaining unamortized deferred financing costs associated with the terminated facility.

In September 2011, we also terminated our $275,000 revolving senior unsecured credit facility. We replaced this facility on the same day with a new $750,000 revolving senior unsecured credit facility from a syndicate of multinational banks. The new credit facility matures in September 2016. The interest rate on the new revolving senior unsecured credit facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at December 31, 2011 and January 1, 2011 under these respective credit facilities. These credit facilities may also be used to issue letters of credit. At December 31, 2011 and January 1, 2011, letters of credit of $4,700 and $5,000, respectively, were issued under the new and terminated facilities, respectively, to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under these respective agreements is reduced by the amount of any outstanding letters of credit.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $654,000 at December 31, 2011. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 31, 2011 and January 1, 2011, respectively, we had $92,428 and $92,774 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 8.1% and 6.8% per annum at December 31, 2011 and January 1, 2011, respectively. At December 31, 2011 and January 1, 2011, letters of credit totaling $31,405 and $21,941, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At December 31, 2011, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The components of income (loss) before income taxes consist of the following:

	Fiscal Year Ended
	2011	2010	2009
United States	$129,412	$86,200	$(19,473)
Foreign	258,459	351,861	288,721

Total	$387,871	$438,061	$269,248

The provision for income taxes consists of the following:

	Fiscal Year Ended
	2011	2010	2009
Current:
Federal	$29,238	$36,859	$1,707
State	3,951	3,839	54
Foreign	81,617	87,664	59,429

	114,806	128,362	61,190

Deferred:
Federal	23,772	(718)	11,989
State	707	3,401	(979)
Foreign	4,346	(11,044)	(5,090)

	28,825	(8,361)	5,920

Provision for income taxes	$143,631	$120,001	$67,110

The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year Ended
	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.4	(0.1)
U.S. tax on foreign earnings, net of foreign tax credits	0.2	(8.8)	5.8
Effect of international operations	(9.7)	(14.7)	(19.7)
Effect of change in valuation allowance	8.7	13.6	1.7
Other	1.3	0.9	2.2

Effective tax rate	37.0%	27.4%	24.9%

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$149,134	$202,452
Tax credit carryforwards	76,319	62,571
Employee benefits, including stock-based compensation	55,138	62,224
Reorganization and restructuring reserves	4,576	6,912
Inventory	27,046	23,815
Depreciation and amortization	53,694	57,103
Allowance on trade accounts receivable	12,583	19,188
Reserves and accruals not currently deductible for income tax purposes	20,045	30,308
Other	19,713	15,661

Total deferred tax assets	418,248	480,234
Valuation allowance	(186,021)	(231,890)

Subtotal	232,227	248,344

Deferred tax liabilities:
Depreciation and amortization	(37,899)	(24,420)
Other	(16,456)	(12,055)

Total deferred tax liabilities	(54,355)	(36,475)

Net deferred tax assets	$177,872	$211,869

Out of the amounts shown above, net current deferred tax assets of $61,484 and $71,639 are included in other current assets at December 31, 2011 and January 1, 2011, respectively. Net non-current deferred tax assets of $116,388 and $140,230 are included in other assets as of December 31, 2011 and January 1, 2011, respectively.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of or less than the net recorded amount, we would make an adjustment to the valuation allowance which would reduce or increase the provision for income taxes.

On August 10, 2010, Congress enacted the Education Jobs & Medicaid Assistance Act (“EJMA”). EJMA includes significant international tax revenue raisers which are generally effective January 1, 2011. These provisions generally attempt to limit a taxpayer’s ability to fully claim tax credits for previously paid foreign taxes in determining one’s U.S. income tax liability. In advance of the effective date of this legislation, we repatriated a total of $9,400 of local statutory earnings from one of our Canadian subsidiaries to the United States during the third and fourth quarters of 2010. As a result of this repatriation, we recognized an increase in our

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

deferred tax assets related to foreign tax credit carryforwards of $44,628, along with an increase of $39,362 in the valuation allowance on these foreign tax credit carryforwards at January 1, 2011, with the net amount reflecting the amount more likely than not to be realized based on our current ability to generate the character of income required to utilize these credits prior to expiry through 2020.

After multiple years of profitability, our operational performance in Brazil has weakened over the last two years. Although net operating losses in Brazil can be carried forward indefinitely, and despite continuing to execute against our performance improvement plan and making progress in re-staffing key management positions throughout the year, such progress has been slower than originally planned. As we finished the third quarter of 2011 forecasting a third consecutive year of pre-tax losses, we reevaluated all available positive and negative evidence and ultimately concluded it was no longer more likely than not the deferred tax assets would be realized. As such, we established a full reserve for all Brazilian deferred tax assets recorded to date, which resulted in a non-cash charge of $24,810 that impacted both the third quarter and full year effective tax rate. As of December 31, 2011, the negative evidence of continued losses continues to outweigh the positive evidence. We will continue to work on improving the performance of our operations in Brazil and will monitor for objectively verifiable positive evidence that may alter our conclusion as to the likelihood of realizing such deferred tax assets in future periods.

At December 31, 2011, we had deferred tax assets related to net operating loss carryforwards of $149,134, along with a valuation allowance of $122,129, with the net amount reflecting the amount more likely than not to be realized. Of the remaining $27,005 of net deferred tax assets associated with NOL carryforwards, $26,402 has no expiration date. Included in the amount with no expiration date at December 31, 2011 is $17,026 of deferred tax assets for losses that were generated by our operations in Australia during 2011. Our total net deferred tax assets also include $9,322 at December 31, 2011 for various other timing differences in Australia. As of December 31, 2011, we believe it is more likely than not that all of our Australian deferred tax asset will be realized. We monitor all of our other deferred tax assets for realizability in a similar manner to those described above and will record a valuation allowance if circumstances change and we believe the weight of objectively verifiable positive evidence no longer exceeds the negative evidence in each case.

At December 31, 2011, our total deferred tax assets related to foreign tax credit carryforwards in the U.S. was $74,589 and our total valuation allowance related to such credit carryforwards was $53,980, with the net amount reflecting the amount more likely than not to be realized based on our current ability to generate the character of income required to utilize these credits prior to expiry through 2021.

The valuation allowance decreased by a net $45,869 during 2011 due to a combination of netting movements. Factors generating increases include $28,387 of additional valuation allowance established against our deferred tax assets by the end of 2011 and $11,147 in additional valuation allowance relating primarily to operating losses in certain other subsidiaries that are currently not expected to be realized through future taxable income in these entities. However, these increases were more than offset by an $85,403 decrease for utilization of net operating losses to offset gains realized on only the local statutory and tax books of one of our EMEA subsidiaries. As these statutory gains were eliminated in our consolidation, the utilization of the deferred tax assets did not affect our consolidated tax provision.

We have not provided deferred taxes on certain undistributed earnings from our foreign subsidiaries that are indefinitely reinvested. These undistributed earnings may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $1,900,000 at

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

December 31, 2011, versus $1,700,000 at January 1, 2011. A determination of the deferred tax liability on such earnings is not practicable as such liability is dependent upon our U.S. foreign tax credit position that would exist at the time any remittance would occur.

Tax benefits claimed from the exercise of employee stock options and other employee stock programs that are in excess of (less than) the amount recorded upon grant are recorded as an increase (decrease) in stockholders’ equity. In 2011 and 2010, these amounts totaled $3,625 and $3,405, respectively.

The total amount of gross unrecognized tax benefits is $24,888 as of December 31, 2011, substantially all of which would impact the effective tax rate if recognized. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2011	2010	2009
Gross unrecognized tax benefits at beginning of the year	$23,641	$21,254	$11,223
Increases in tax positions for prior years	3,953	805	3,666
Decreases in tax positions for prior years	(1,221)	(2,459)	(781)
Increases in tax positions for current year	1,197	4,877	9,513
Decreases in tax positions for current year	—	(54)	—
Settlements	(789)	—	(2,036)
Lapse in statute of limitations	(1,893)	(782)	(331)

Gross unrecognized tax benefits at end of the year	$24,888	$23,641	$21,254

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the total accrual for interest and penalties on our unrecognized tax benefits is $4,382.

We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., we concluded our IRS federal income tax audit for tax years 2004 and 2005 during the third quarter of 2009, effectively closing all years to IRS audit up through 2005. Based on the conclusion of the IRS audit, we reversed tax liabilities of $2,036, including interest, for previously recorded unrecognized tax benefits ultimately realized. During the second quarter of 2010, the IRS initiated an examination of our federal income tax return for tax years 2007 through 2009, and in the third quarter of 2010, the statute of limitations lapsed on tax year 2006.

It is possible that within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Note 8 — Derivative Financial Instruments

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts(1)		Fair Value
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Derivatives designated as hedging instruments recorded in:
Accrued expenses
Foreign exchange contracts	$—	$71,253	$—	$(5,078)
Long-term debt
Interest rate swap contract	—	184,375	—	(9,252)

	—	255,628	—	(14,330)

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	552,677	347,108	10,689	585
Accrued expenses
Foreign exchange contracts	574,018	726,187	(3,976)	(11,428)

	1,126,695	1,073,295	6,713	(10,843)

Total	$1,126,695	$1,328,923	$6,713	$(25,173)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contract.

The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net gain (loss) of $1,799, $6,874 and ($79,690) in 2011, 2010 and 2009, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. Unrealized gains, net of taxes, of $0 and $1,268 during 2011 and 2010, respectively, were reflected in accumulated other comprehensive income associated with our cash flow hedging transactions.

Cash Flow Hedges

Our designated hedges have typically consisted of an interest rate swap to hedge variable interest rates on a portion of our senior unsecured term loan, which we terminated upon repaying the underlying loan in September 2011 (see Note 6), and foreign currency forward contracts to hedge certain foreign currency-denominated intercompany loans and anticipated management fees. There are no such designated hedges outstanding as of December 31, 2011. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

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

At December 31, 2011 and January 1, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $399,420 and $532,985, respectively, and marketable trading securities (included in other current assets in our consolidated balance sheet) of $44,498 and $44,401, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $10,689 and $585, respectively, and derivative liabilities of $3,976 and $25,758, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain (loss) of $31,886, $1,861 and ($24,294) for 2011, 2010 and 2009, respectively, which was essentially offset by the change in fair value of the underlying hedged assets or liabilities. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Note 10 — Commitments and Contingencies

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,777 at December 31, 2011 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($15,518 at December 31, 2011 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($13,844 at December 31, 2011 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($8,475 at December 31, 2011 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor in evaluating the 2011 Federal income tax assessment, we believe the matters raised in the assessment, other than the one noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 26,217 ($13,975 at December 31, 2011 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 101,353 ($54,026 at December 31, 2011 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at December 31, 2011.

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

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

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for 2011, 2010 and 2009. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $11,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

We lease the majority of our facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2011, 2010 and 2009 was $93,725, $89,484 and $124,831, respectively.

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms as well as minimum contractual payments under the IT outsourcing agreements as of December 31, 2011 are as follows:

2012	$79,477
2013	61,988
2014	51,407
2015	35,479
2016	22,761
Thereafter	81,204

$332,316

The above minimum payments have not been reduced by minimum sublease rental income of $17,014 due in the future under noncancelable sublease agreements as follows: $5,063, $4,905, $4,319 and $2,727 in 2012, 2013, 2014 and 2015, respectively.

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

Geographic areas in which we operated during 2011 include North America (United States and Canada), EMEA (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore and Thailand), and Latin America (Argentina, Brazil, Chile, Mexico, Peru, and our Latin American export operations in Miami).

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Financial information by geographic segments is as follows:

	Fiscal Year Ended
	2011	2010	2009
Net sales
North America	$15,250,560	$14,549,103	$12,326,555
EMEA	11,371,043	10,871,237	9,483,328
Asia-Pacific	7,920,649	7,570,403	6,243,455
Latin America	1,786,449	1,598,241	1,462,108

Total	$36,328,701	$34,588,984	$29,515,446

Income from operations
North America	$281,155	$230,458	$105,679
EMEA	136,306	135,681	92,856
Asia-Pacific	46,508	113,003	83,704
Latin America	25,488	32,353	35,928
Stock-based compensation expense	(30,811)	(27,062)	(22,227)

Total	$458,646	$484,433	$295,940

Capital expenditures
North America	$91,873	$59,252	$59,458
EMEA	8,745	7,424	5,283
Asia-Pacific	21,100	6,880	2,729
Latin America	470	2,736	1,197

Total	$122,188	$76,292	$68,667

Depreciation and amortization
North America	$35,059	$33,949	$36,926
EMEA	13,205	12,791	15,645
Asia-Pacific	6,556	12,155	13,734
Latin America	2,462	2,654	2,285

Total	$57,282	$61,549	$68,590

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The income from operations in 2011 and 2009 includes reorganization and expense-reduction program costs of $5,131 and $37,636, respectively ($749 and $24,267 of net charges in North America, respectively; $1,453 and $9,462 of net charges in EMEA, respectively; $2,730 and $3,574 of charges in Asia-Pacific, respectively; and $199 and $333 of charges in Latin America, respectively), as discussed in Note 3. The income from operations in Latin America includes the release of a portion of the 2007 commercial tax reserve in Brazil totaling $9,112 and $9,758 in 2010 and 2009, respectively. Also included in the 2009 income from operations is the impairment of goodwill totaling $2,490 in Asia-Pacific, as discussed in Note 4.

	Fiscal Year End
	2011	2010
Identifiable assets
North America	$3,922,713	$3,862,870
EMEA	3,066,825	3,122,435
Asia-Pacific	1,640,771	1,635,544
Latin America	516,207	463,183

Total	$9,146,516	$9,084,032

Note 12 — Stock-Based Compensation

Our stock-based compensation expense for 2011, 2010 and 2009 was $30,811, $27,062 and $22,227, respectively, and the related income tax benefits were $8,760, $7,563 and $6,690, respectively.

We have elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock-based awards granted to employees. The fair value of options granted in 2011, 2010 and 2009 was estimated assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2011	2010	2009
Expected life of stock options	5.0 years	5.0 years	4.5 years
Risk-free interest rate	2.11%	2.28%	1.72%
Expected stock volatility	32.7%	33.8%	31.8%
Fair value of options granted	$6.35	$6.16	$3.11

Equity Incentive Plan

During the second quarter of 2011, our shareholders approved the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Plan”), which constitutes an amendment and restatement of the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan and a consolidation with the Ingram Micro Inc. 2008 Executive Incentive Plan. The 2011 Plan increased the number of shares that we may issue by 13,500, for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. Under the 2011 Plan, the existing authorized pool of shares available for grant is a fungible pool, where the authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 1.9 shares for every share granted under any award other than an option or stock

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

appreciation right for awards granted before June 8, 2011 and 2.37 shares for awards granted after such date. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of up to three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2011 and 2010, the performance measures for restricted stock and restricted stock units for grants to management are based on earnings growth, return on invested capital and profit before tax, whereas in 2009, they were based on economic profit and profit before tax. As of December 31, 2011, approximately 15,276 shares were available for grant under the 2011 Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

During 2011, 2010 and 2009, 1,144, 769 and 263, respectively, of previously granted restricted stock units were converted to Class A Common Stock. Approximately 326, 246 and 75 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $6,294, $4,378 and $1,188 in 2011, 2010 and 2009, respectively. The withheld shares had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. In 2011 and 2010, the Human Resources Committee of the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 772 and 492 restricted stock units, respectively.

Stock Award Activity

Stock option activity under the 2011 Plan was as follows for the three years ended December 31, 2011:

	No. of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2009	17,459	$15.57	4.6
Granted	141	10.62
Exercised	(2,865)	12.09
Forfeited/cancelled/expired	(707)	17.49

Outstanding at January 2, 2010	14,028	16.10	4.1
Granted	48	18.36
Exercised	(2,799)	13.73
Forfeited/cancelled/expired	(862)	17.86

Outstanding at January 1, 2011	10,415	16.41	3.7
Granted	40	19.62
Exercised	(2,397)	15.44
Forfeited/cancelled/expired	(42)	16.25

Outstanding at December 31, 2011	8,016	16.72	2.8	$15,352

Vested and expected to vest at December 31, 2011	8,016	16.72	2.8	$15,352

Exercisable at December 31, 2011	8,016	16.72	2.8	$15,352

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The aggregate intrinsic value in the table above represents the difference between our closing stock price on December 31, 2011 and the option exercise price, multiplied by the number of in-the-money options on December 31, 2011. This amount changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised in 2011, 2010 and 2009 was $9,999, $10,496 and $12,554, respectively. Total fair value of stock options vested and expensed was $251, $1,728 and $4,809 for 2011, 2010 and 2009, respectively. As of December 31, 2011, all compensation costs related to stock options have been recognized.

Cash received from stock option exercises in 2011, 2010 and 2009 was $39,465, $38,439 and $34,635, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $3,248, $3,844 and $4,404 in 2011, 2010 and 2009, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2011	Weighted- Average Exercise Price
$10.15 – $12.35	922	2.0	$11.09	922	$11.09
$13.03 – $15.81	1,726	2.0	14.31	1,726	14.31
$16.55 – $19.93	4,470	3.0	18.01	4,470	18.01
$20.00 – $21.60	898	4.4	20.71	898	20.71

	8,016	2.8	16.72	8,016	16.72

Activity related to restricted stock and restricted stock units was as follows for the three years ended December 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 3, 2009	2,676	$19.17
Granted	3,484	11.51
Vested	(256)	17.30
Forfeited	(809)	13.70

Non-vested at January 2, 2010	5,095	14.90
Granted	1,823	18.24
Vested	(764)	14.46
Forfeited	(1,044)	17.37

Non-vested at January 1, 2011	5,110	10.84
Granted	1,961	19.37
Vested	(1,145)	9.92
Forfeited	(1,006)	18.02

Non-vested at December 31, 2011	4,920	12.98

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

As of December 31, 2011, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $29,973. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.0 years.

Employee Benefit Plans

Our U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $3,859, $1,909 and $2,485 in 2011, 2010 and 2009, respectively.

Note 13 — Common Stock

Share Repurchase Program

In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, following the completion of our previous share repurchase programs earlier in 2010. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the 2011 Plan (see Note 12).

Our stock repurchase and issuance activity for 2011, 2010 and 2009 are summarized as follows:

	Shares Repurchased	Weighted- Average Price Per Share	Net Amount Repurchased
Cumulative balance at January 3, 2009	15,252	$16.15	$246,314
Issuance of Class A Common Stock	(157)	19.67	(3,095)

Cumulative balance at January 2, 2010	15,095	16.11	243,219
Repurchase of Class A Common Stock	8,960	16.99	152,285
Issuance of Class A Common Stock	(342)	19.53	(6,687)

Cumulative balance at January 1, 2011	23,713	16.40	388,817
Repurchase of Class A Common Stock	12,476	18.11	225,905
Issuance of Class A Common Stock	(546)	19.01	(10,391)

Cumulative balance at December 31, 2011	35,643	16.96	$604,331

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Classes of Common Stock

We have two classes of Common Stock, consisting of 500,000 authorized shares of $0.01 par value Class A Common Stock and 135,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000 authorized shares of $0.01 par value Preferred Stock.

There were no issued and outstanding shares of Class B Common Stock or Preferred Stock during the three-year period ended December 31, 2011. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended December 31, 2011, is as follows:

Class A Common Stock
January 3, 2009	161,330
Stock options exercised	2,865
Release of restricted stock units, net of shares withheld for employee taxes	174
Grant of restricted Class A Common Stock	14

January 2, 2010	164,383
Stock options exercised	2,799
Release of restricted stock units, net of shares withheld for employee taxes	509
Grant of restricted Class A Common Stock	14
Repurchase of Class A Common Stock	(8,960)

January 1, 2011	158,745
Stock options exercised	2,397
Release of restricted stock units, net of shares withheld for employee taxes	791
Grant of restricted Class A Common Stock	27
Repurchase of Class A Common Stock	(12,476)

December 31, 2011	149,484

INGRAM MICRO INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in 000s)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Year
Allowance for doubtful accounts:
2011	$67,006	$7,960	$(21,841)	$(2,490)	$50,635
2010	69,265	12,798	(16,119)	1,062	67,006
2009	66,182	22,165	(22,844)	3,762	69,265
Allowance for sales returns:
2011	$8,788	$1,997	$(962)	$(222)	$9,601
2010	5,753	1,017	(626)	2,644	8,788
2009	7,456	339	(2,291)	249	5,753

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ingram Micro Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 29, 2012

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

We are in the process of upgrading our computer systems used for operations in certain of our subsidiaries. Implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, there have been no changes in our internal control over financial reporting that occurred during the last fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.

The Notice and Proxy Statement for the 2012 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, certain portions of which are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

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

(a)3.    List of Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Ingram Micro Inc. (incorporated by reference to Exhibit 3.01 to Ingram Micro Inc.’s Registration Statement on Form S-1 (File No. 333-08453))

3.2	Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to Ingram Micro Inc.’s Registration Statement on Form S-4 (File No. 333-69816))

3.3	Certificate of Amendment dated June 9, 2010 to Ingram Micro Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 10, 2010)

3.4	Amended and Restated Bylaws of Ingram Micro Inc. dated March 31, 2011 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 1, 2011)

4.3	Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

10.1	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

Exhibit No.	Exhibit
10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

10.5	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)

10.6	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)

10.7	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)

10.8	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

10.9	Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)

10.10	Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)

10.11	Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)

10.12	Retirement Program — Ninth Amendment to 401K Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro’s Annual Report on Form 10-K for the 2010 fiscal year, the “2010 10-K”)

10.13*	Retirement Program — Tenth Amendment to 401K Plan

10.14	Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)

10.15	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to the 2009 10-K)

10.16*	Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan

10.17	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008)

10.18	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.19	Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010, the “September 2010 8-K”)

10.20	Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on January 21, 2010)

Exhibit No.	Exhibit
10.21	Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)

10.22	Credit Agreement dated as of September 28, 2011 among Ingram Micro Inc. and certain of its subsidiaries, The Bank of Nova Scotia, as administrative agent, Bank of America, N.A., BNP Paribas, The Royal Bank of Scotland PLC and Union Bank, N.A., as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 29, 2011)

10.23	Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.24	Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.25	Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.26	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.27	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.28	Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.29	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.30	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.31	Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.32*	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer

10.33	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

14.1	Ingram Micro Code of Conduct (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 14.1 to the December 2011 8-K)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Exhibit
32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)

99.2	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.3	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

99.4	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)

99.5	Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)

99.6	Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)

99.7	Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)

99.8	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)

99.9	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)

99.10	Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)

99.11*	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form

99.12*	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement

99.13	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)

99.14*	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries

99.15	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to the 2010 10-K)

99.16	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to the 2010 10-K)

99.17	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to the 2010 10-K)

99.18	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to the 2010 10-K)

Exhibit No.	Exhibit
99.19*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries

99.20	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to the 2010 10-K)

99.21	Amended Human Resources Committee Charter, dated June 3, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 3, 2009)

99.22	Executive Committee Charter, dated September 15, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 17, 2009)

99.23	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)

99.24	Audit Committee Charter, dated March 9, 2010 (incorporated by reference to Exhibit 99.24 to the 2010 10-K)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd
Name:	Larry C. Boyd Executive Vice President, Secretary and General Counsel

February 29, 2012

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Alain Monié Alain Monié	President and Chief Executive Officer; Director (Principal Executive Officer)	February 29, 2012

/s/ William D. Humes William D. Humes	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 29, 2012

/s/ Dale R. Laurance Dale R. Laurance	Chairman of the Board	February 29, 2012

/s/ Howard I. Atkins Howard I. Atkins	Director	February 29, 2012

/s/ Leslie S. Heisz Leslie S. Heisz	Director	February 29, 2012

/s/ John R. Ingram John R. Ingram	Director	February 29, 2012

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	February 29, 2012

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	February 29, 2012

/s/ Scott A. McGregor Scott A. McGregor	Director	February 29, 2012

SIGNATURE	TITLE	DATE

/s/ Michael T. Smith Michael T. Smith	Director	February 29, 2012

/s/ Gregory M. E. Spierkel Gregory M. E. Spierkel	Director	February 29, 2012

/s/ Joe B. Wyatt Joe B. Wyatt	Director	February 29, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Ingram Micro Inc. (incorporated by reference to Exhibit 3.01 to Ingram Micro Inc.’s Registration Statement on Form S-1 (File No. 333-08453))

3.2	Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to Ingram Micro Inc.’s Registration Statement on Form S-4 (File No. 333-69816))

3.3	Certificate of Amendment dated June 9, 2010 to Ingram Micro Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 10, 2010)

3.4	Amended and Restated Bylaws of Ingram Micro Inc. dated March 31, 2011 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 1, 2011)

4.3	Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

10.1	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

10.3	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.4	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

10.5	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)

10.6	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)

10.7	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)

10.8	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

10.9	Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)

10.10	Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)

10.11	Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)

Exhibit No.	Exhibit

10.12	Retirement Program — Ninth Amendment to 401K Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro’s Annual Report on Form 10-K for the 2010 fiscal year, the “2010 10-K”)

10.13*	Retirement Program — Tenth Amendment to 401K Plan

10.14	Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)

10.15	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to the 2009 10-K)

10.16*	Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan

10.17	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008)

10.18	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.19	Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010, the “September 2010 8-K”)

10.20	Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on January 21, 2010)
10.21	Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)

10.22	Credit Agreement dated as of September 28, 2011 among Ingram Micro Inc. and certain of its subsidiaries, The Bank of Nova Scotia, as administrative agent, Bank of America, N.A., BNP Paribas, The Royal Bank of Scotland PLC and Union Bank, N.A., as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 29, 2011)

10.23	Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.24	Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.25	Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.26	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

2

Exhibit No.	Exhibit

10.27	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.28	Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.29	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.30	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.31	Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.32*	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer

10.33	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

14.1	Ingram Micro Code of Conduct (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 14.1 to the December 2011 8-K)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)

99.2	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.3	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

99.4	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)

99.5	Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)

99.6	Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)

99.7	Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)

3

Exhibit No.	Exhibit

99.8	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)

99.9	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)

99.10	Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)

99.11*	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form

99.12*	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement

99.13	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)

99.14*	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries

99.15	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to the 2010 10-K)

99.16	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to the 2010 10-K)

99.17	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to the 2010 10-K)

99.18	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to the 2010 10-K)

99.19*	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries

99.20	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to the 2010 10-K)

99.21	Amended Human Resources Committee Charter, dated June 3, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 3, 2009)

99.22	Executive Committee Charter, dated September 15, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 17, 2009)

99.23	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)

99.24	Audit Committee Charter, dated March 9, 2010 (incorporated by reference to Exhibit 99.24 to the 2010 10-K)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

4

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

5