Form 10-Q
period 2012-03-31
INGRAM MICRO INC
filed 2012-05-01
CIK 1018003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Registrant had 152,036,057 shares of Class A Common Stock, par value $0.01 per share, outstanding at March 31, 2012.

INGRAM MICRO INC.

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(In 000s, except par value)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$991,159	$891,403
Trade accounts receivable (less allowances of $62,515 and $60,236)	3,880,991	4,465,329
Inventory	3,180,233	2,942,164
Other current assets	348,293	319,506

Total current assets	8,400,676	8,618,402
Property and equipment, net	337,798	323,261
Intangible assets, net	71,107	73,330
Other assets	118,465	131,523

Total assets	$8,928,046	$9,146,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,625,686	$4,893,437
Accrued expenses	394,484	524,010
Short-term debt and current maturities of long-term debt	88,286	92,428

Total current liabilities	5,108,456	5,509,875
Long-term debt, less current maturities	300,000	300,000
Other liabilities	83,345	63,864

Total liabilities	5,491,801	5,873,739

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 187,386 and 185,127 shares issued and 152,036 and 149,484 shares outstanding in 2012 and 2011, respectively	1,874	1,851
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,335,482	1,316,596
Treasury stock, 35,350 and 35,643 shares in 2012 and 2011, respectively	(598,934)	(604,331)
Retained earnings	2,534,968	2,444,995
Accumulated other comprehensive income	162,855	113,666

Total stockholders’ equity	3,436,245	3,272,777

Total liabilities and stockholders’ equity	$8,928,046	$9,146,516

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(In 000s, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Net sales	$8,635,381	$8,723,712

Cost of sales	8,167,824	8,269,640

Gross profit	467,557	454,072

Operating expenses:
Selling, general and administrative	362,949	354,287
Reorganization costs (credits)	557	(269)

	363,506	354,018

Income from operations	104,051	100,054

Other expense (income):
Interest income	(3,766)	(1,373)
Interest expense	11,729	13,195
Net foreign exchange loss	5,566	3,009
Other	1,932	3,818

	15,461	18,649

Income before income taxes	88,590	81,405

Provision for (benefit from) income taxes	(1,383)	25,095

Net income	$89,973	$56,310

Basic earnings per share	$0.60	$0.35

Diluted earnings per share	$0.58	$0.34

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In 000s)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Net income	$89,973	$56,310

Other comprehensive income, net of tax
Foreign currency translation adjustment	49,347	69,035
Unrealized holding gain on interest rate swap agreement designated as cash flow hedge	—	1,375
Net unrealized loss on foreign currency forward contracts designated as cash flow hedges	(158)	(334)

Other comprehensive income, net of tax	49,189	70,076

Comprehensive income	$139,162	$126,386

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000s)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$89,973	$56,310
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	14,419	13,924
Stock-based compensation	9,446	5,657
Excess tax benefit from stock-based compensation	(5,108)	(2,088)
Noncash charges for interest	458	507
Deferred income taxes	20,795	10,135
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	645,321	471,186
Inventory	(198,011)	(57,857)
Other current assets	(11,369)	23,723
Accounts payable	(298,631)	(383,483)
Change in book overdrafts	(30,485)	(247,705)
Accrued expenses	(145,467)	(64,156)

Cash provided (used) by operating activities	91,341	(173,847)

Cash flows from investing activities:
Purchases of property and equipment	(24,760)	(32,875)
Sale of (investment in) marketable trading securities	270	(410)
Acquisition and earn-out payment, net of cash acquired	(333)	(1,066)

Cash used by investing activities	(24,823)	(34,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,252	27,918
Repurchase of Class A Common Stock	—	(906)
Excess tax benefit from stock-based compensation	5,108	2,088
Repayments of senior unsecured term loan	—	(3,125)
Net proceeds from (repayments of) revolving credit facilities	(6,322)	24,851

Cash provided by financing activities	19,038	50,826

Effect of exchange rate changes on cash and cash equivalents	14,200	20,703

Increase (decrease) in cash and cash equivalents	99,756	(136,669)

Cash and cash equivalents, beginning of period	891,403	1,155,551

Cash and cash equivalents, end of period	$991,159	$1,018,882

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 1 — Organization and Basis of Presentation

Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Asia-Pacific, and Latin America.

The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of March 31, 2012, and our consolidated results of operations, comprehensive income and cash flows for the thirteen weeks ended March 31, 2012 and April 2, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. The consolidated results of operations for the thirteen weeks ended March 31, 2012 may not be indicative of the consolidated results of operations that can be expected for the full year.

Comprehensive income

During the thirteen weeks ended March 31, 2012, we have adopted the provisions of a new accounting standard and provided a consolidated statement of comprehensive income. In prior periods, the information included in this new financial statement was disclosed in the notes to our consolidated financial statements. The new standard did not change the definitions of the components of net income and other comprehensive income, when an item must be reclassified from other comprehensive income to net income, or earnings per share, which is still calculated using net income. Comprehensive income consisted primarily of our net income, foreign currency translation adjustments, fair value adjustments to our interest rate swap agreement designated as a cash flow hedge, which we settled in September 2011, and unrealized gains and losses from our foreign currency forward contracts designated as cash flow hedges.

Book Overdrafts

Book overdrafts of $480,687 and $511,172 as of March 31, 2012 and December 31, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of March 31, 2012 and December 31, 2011, or any balance on any given date.

Trade Accounts Receivable Factoring Programs

We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed $150,000. We also have an uncommitted factoring program in Europe under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed €31,000, or approximately $41,000, at March 31, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 31, 2012 and December 31, 2011, we had a total of $139,649 and $165,744,

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $1,304 and $858 incurred for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

Note 2 — Share Repurchases

In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, of which $174,095 is remaining for repurchase at March 31, 2012. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Equity Incentive Plan (see Note 4). Our stock repurchase and issuance activity for the thirteen weeks ended March 31, 2012 and April 2, 2011 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance at December 31, 2011	35,643	$16.96	$604,331
Issuance of Class A Common Stock	(293)	18.45	(5,397)

Cumulative balance at March 31, 2012	35,350	16.94	$598,934

Cumulative balance at January 1, 2011	23,713	$16.40	$388,817
Repurchase of Class A Common Stock	46	19.49	906
Issuance of Class A Common Stock	(479)	19.01	(9,121)

Cumulative balance at April 2, 2011	23,280	16.35	$380,602

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

Net income	$89,973	$56,310

Weighted average shares	150,789	160,230

Basic EPS	$0.60	$0.35

Weighted average shares, including the dilutive effect of stock-based awards (3,795 and 4,214 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively)	154,584	164,444

Diluted EPS	$0.58	$0.34

There were approximately 1,386 and 903 stock-based awards for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

Note 4 — Stock-Based Compensation

We currently have a single stock incentive plan, the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital and income before tax.

Stock options granted during the thirteen weeks ended March 31, 2012 and April 2, 2011 were 51 and 39, respectively, and restricted stock and restricted stock units granted were 136 and 1,736, respectively. As of March 31, 2012, approximately 15,300 shares were available for grant under the 2011 Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended March 31, 2012 and April 2, 2011 was $9,446 and $5,657, respectively, and the related income tax benefit was $3,012 and $1,722, respectively.

During the thirteen weeks ended March 31, 2012 and April 2, 2011, a total of 1,346 and 1,728 stock options, respectively, were exercised, and 1,745 and 750 restricted stock and/or restricted stock units vested, respectively. These restricted stock and/or restricted stock units included 1,152 and 127 shares, respectively, issued based on performance-based grants previously approved by the Board of Directors. During the thirteen weeks ended April 2, 2011, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of 772 shares.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 5 — Derivative Financial Instruments

    The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$13,448	$—	$62	$—

Accrued expenses
Foreign exchange contracts	17,090	—	(220)	—

	30,538	—	(158)	—

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	425,371	552,677	3,780	10,689

Accrued expenses
Foreign exchange contracts	592,451	574,018	(5,502)	(3,976)

	1,017,822	1,126,695	(1,722)	6,713

Total	$1,048,360	$1,126,695	$(1,880)	$6,713

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

The amount recognized in earnings from our derivative instruments, including ineffectiveness, was a net loss of $20,518 and $30,097 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. The unrealized gains (losses) associated with our cash flow hedging transactions, net of taxes, are reflected in our consolidated statement of comprehensive income for the thirteen weeks ended March 31, 2012 and April 2, 2011.

Cash Flow and Other Hedges

Our designated hedges have consisted of foreign currency forward contracts to hedge certain foreign currency-denominated intercompany management fees and an interest rate swap to hedge variable interest rates on a portion of our senior unsecured term loan, which we terminated upon repaying the underlying loan in September 2011. There were no such designated hedges outstanding as of December 31, 2011. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 6 — Fair Value Measurements

Our assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 — unobservable inputs that are not corroborated by market data.

At March 31, 2012 and December 31, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $432,315 and $399,420, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $48,287 and $44,498, respectively, both determined based on Level 1 criteria, as defined above, and derivative assets of $3,842 and $10,689, respectively, and derivative liabilities of $5,722 and $3,976, respectively, determined based on Level 2 criteria. The change in the fair value of all derivative instruments was a net unrealized gain (loss) of $(8,593) and $2,348 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Note 7 — Acquisitions and Intangible Assets

During the first quarter of 2011, we acquired the assets and liabilities of Aretê Sistemas S.A. (“Aretê”) in Spain, which further strengthened our capabilities in value-added distribution in our European region. Our agreement with Aretê called for an initial cash payment of $1,066, a hold-back amount of $1,040, which was released during the second quarter of 2011 upon settlement of certain closing matters, and a maximum potential earn-out of $5,000 to be paid out over four years through December 31, 2014 based upon the achievement of certain pre-defined targets. We recorded the earn-out amount of $2,062 through the purchase accounting for Aretê, which reflects the estimated fair value of the payout to be achieved. The aggregate purchase price of $4,168 has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $4,142, primarily related to vendor and customer relationships with estimated useful lives of 10 years. This acquisition was not material to us as a whole and therefore, pro-forma financial information has not been presented.

During the first quarter of 2012, we paid one of the annual earn-out payments related to a prior period acquisition totaling $333, which was previously accrued at the time of the acquisition.

The gross carrying amounts of finite-lived identifiable intangible assets of $184,490 and $183,557 at March 31, 2012 and December 31, 2011, respectively, are amortized over their remaining estimated lives ranging up to 16 years. The net carrying amount was $71,107 and $73,330 at March 31, 2012 and December 31, 2011, respectively. Amortization expense was $2,925 and $3,205 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

Note 8 — Reorganization and Expense-Reduction Program Costs

During the first quarter of 2012, we implemented further headcount reductions primarily to better align the operating expenses of our Australian operations in Asia-Pacific with its lower sales volumes. We also initiated the closure of our in-country Argentina operations in Latin America. Associated with these actions, we incurred reorganization costs of $692 ($436, $224 and $32 in Asia-Pacific, Latin America and North America, respectively) during the thirteen weeks ended March 31, 2012 related to employee termination benefits for workforce reductions for 79 employees (66, 10 and 3 employees in Asia-Pacific, Latin America and North America, respectively). At March 31, 2012, remaining liabilities associated with these actions totaled $333, which we expect to be substantially utilized by the end of 2012.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

In the second half of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume as a result of the system-implementation complications and loss of market share in that country. We also implemented headcount reductions in certain operations in North America, Europe and Latin America. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below for the thirteen weeks ended March 31, 2012:

	Remaining Liability at December 31, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at March 31, 2012
Employee termination benefits	$2,948	$(1,599)	$(89)	$1,260

Adjustments reflected in the table above include a reduction of $135 to reorganization liabilities recorded in prior years in Asia-Pacific for lower than expected employee termination benefits as well as the net foreign currency impact that increased the U.S. dollar liability by $46. We expect the remaining liabilities to be substantially utilized by the end of 2012.

In the second half of 2008 and through 2009, we implemented cost-reduction programs in all of our regions to align our level of operating expenses with declines in sales volume resulting primarily from the economic downturn. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below for the thirteen weeks ended March 31, 2012:

	Remaining Liability at December 31, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at March 31, 2012
Facility costs	$5,852	$(674)	$34	$5,212

Adjustments reflected in the table above include the net foreign currency impact that increased the U.S. dollar liability by $34. We expect the remaining liabilities to be substantially utilized by the end of 2014.

Prior to 2006, we launched other outsourcing and optimization plans to improve operating efficiencies and to integrate past acquisitions. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below for the thirteen weeks ended March 31, 2012:

	Remaining Liability at December 31, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at March 31, 2012
Facility costs	$2,428	$(144)	$48	$2,332

Adjustments reflected in the table above include the net foreign currency impact that increased the U.S. dollar liability by $48. We expect the remaining liabilities to be fully utilized by the end of 2015.

In the first quarter of 2011, we recorded a credit of $269 to reorganization liabilities recorded in prior years in Europe for lower than expected costs associated with facility consolidations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 9 — Debt

    The carrying value of our outstanding debt consists of the following:

	March 31, 2012	December 31, 2011
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Lines of credit and other debt	88,286	92,428

	388,286	392,428
Short-term debt and current maturities of long-term debt	(88,286)	(92,428)

	$300,000	$300,000

Note 10 — Income Taxes

    Our effective tax rate for the thirteen weeks ended March 31, 2012 was a tax benefit of 1.6% compared to tax provision of 30.8% for the thirteen weeks ended April 2, 2011. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets. The thirteen weeks ended March 31, 2012 included net discrete benefits of approximately $28,500, or 32.2 percentage points of the effective tax rate, which was primarily a result of the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies, realized in the current period. The remaining year-over-year change in our effective tax rate reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.

    Our effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the discrete item noted above as well as the relative mix of earnings or losses within the tax jurisdictions in which we operate, such as: a) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States; and b) changes in the valuation allowance on deferred tax assets.

    At March 31, 2012, our deferred tax assets totaled $367,288 ($175,882 net of valuation allowances), approximately 44% of which related to net operating loss carryforwards. In our Australian operation, we had deferred tax assets of $30,263 at March 31, 2012. This included net operating loss carryforwards of $22,674, generated since the beginning of 2011 for that entity, which are allowed to be carried forward indefinitely to offset future taxable income under Australian law. As of March 31, 2012, we believe it is more likely than not that all of our Australian deferred tax assets will be realized. We monitor all of our other deferred tax assets for realizability in a similar manner and will record a valuation allowance if circumstances change and we believe the weight of objectively verifiable positive evidence no longer exceeds the negative evidence in each case.

    At March 31, 2012, we had gross unrecognized tax benefits of $25,906 compared to $24,888 at December 31, 2011, representing a net increase of $1,018 during the thirteen weeks ended March 31, 2012. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $5,594 and $4,382 at March 31, 2012 and December 31, 2011, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

    Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009, which is still in progress. It is possible that within the next twelve months, this ongoing federal tax examination, as well as ongoing tax examinations in the U.S. states and several of our foreign jurisdictions, may be resolved, that new tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax examinations may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over the next twelve months.

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

    Geographic areas in which we operate currently include North America (United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, and Thailand), and Latin America (Brazil, Chile, Mexico, Peru and our Latin American export operations in Miami). During the first quarter of 2012, we initiated the closure of our in-country Argentina operations in Latin America.

    Financial information by geographic segment is as follows:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Net sales:
North America	$3,606,947	$3,506,433
Europe	2,647,056	2,876,233
Asia-Pacific	1,949,752	1,933,996
Latin America	431,626	407,050

Total	$8,635,381	$8,723,712

Income from operations:
North America	$69,649	$59,148
Europe	22,000	32,082
Asia-Pacific	14,420	8,214
Latin America	7,428	6,267
Stock-based compensation expense	(9,446)	(5,657)

Total	$104,051	$100,054

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Capital expenditures:
North America	$15,298	$27,491
Europe	758	997
Asia-Pacific	8,556	4,320
Latin America	148	67

Total	$24,760	$32,875

Depreciation and amortization:
North America	$8,716	$8,159
Europe	3,141	3,352
Asia-Pacific	2,014	1,712
Latin America	548	701

Total	$14,419	$13,924

	As of
	March 31, 2012	December 31, 2011
Identifiable assets:
North America	$3,887,862	$3,922,713
Europe	2,818,668	3,066,825
Asia-Pacific	1,749,414	1,640,771
Latin America	472,102	516,207

Total	$8,928,046	$9,146,516

Long-lived assets:
North America	$296,751	$290,075
Europe	58,531	59,143
Asia-Pacific	43,362	36,760
Latin America	10,261	10,613

Total	$408,905	$396,591

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 12 — Commitments and Contingencies

    Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2003 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,985 at March 31, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($15,995 at March 31, 2012 exchange rates) of service taxes were due on the resale of software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($14,270 at March 31, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($8,736 at March 31, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor in evaluating the 2011 Federal income tax assessment, we believe the matters raised in the assessment, other than the one noted above, represent a remote risk of loss.

    In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 26,527 ($14,575 at March 31, 2012 exchange rates) for penalties and interest on the 2003 assessment and up to Brazilian Reais 106,562 ($58,551 at March 31, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2003 Federal import tax assessment, we continue to maintain a reserve for the principal amount assessed at March 31, 2012.

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

    As is customary in the IT distribution industry, we have arrangements with certain finance companies that provide inventory-financing facilities for their customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other factors, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 13 — New Accounting Standards

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

    The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process and efficiency enhancements; cost-savings; cash flows; inventory levels; working capital days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.

Overview of Our Business

    We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, cloud computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.

    We have complemented our internal growth initiatives with strategic business acquisitions. We have expanded our value-added distribution of mobile data and AIDC/POS solutions over the past few years through acquisitions of the distribution businesses of Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd. and Symtech Nordic AS in Europe, and Vantex Technology Distribution Limited and the Cantechs Group in Asia-Pacific. We have also expanded our presence in the mid-range enterprise market through the acquisitions of Computacenter Distribution, Albora Soluciones SL, interAct BVBA and Aretê Sistemas S.A., or Aretê, in Europe, and Value Added Distributors Limited and Asiasoft Hong Kong Limited in Asia-Pacific.

    We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.

    We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP systems in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, we have deployed SAP in New Zealand, Indonesia, Chile, Belgium and the Netherlands, and have also deployed the SAP financial modules in North America. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than all of our other operations and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. Australia was the first country with this warehouse management system to deploy SAP. These features made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouse and partners, and the ramp-up of effective order processing, did not run as planned. In addition, the customer experience with the new system is not as robust as what we were providing with our legacy systems. As a result of these challenges, our sales and profitability in Australia were significantly negatively impacted. We believe we have addressed the customer-service and order management functionality of the new system and are currently deploying these upgrades to better meet our customers’ needs. The pace of recovery of revenues and profitability in Australia remained subdued in the first quarter of 2012, and we expect the year-over-year improvement to be somewhat tempered at least through the middle of 2012 as we continue the improvement efforts noted above while also implementing more aggressive marketing and pricing strategies to try to address the share loss since the system implementation. We are adjusting our system deployment schedule to allow for the deployment of the enhanced customer functionality. However, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.

Operations

    The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region, for each of the thirteen week periods indicated:

	Thirteen Weeks Ended
	March 31, 2012		April 2, 2011
Net sales by geographic region:
North America	$3,606,947	41.8%	$3,506,433	40.2%
Europe	2,647,056	30.6	2,876,233	33.0
Asia-Pacific	1,949,752	22.6	1,933,996	22.1
Latin America	431,626	5.0	407,050	4.7

Total	$8,635,381	100.0%	$8,723,712	100.0%

	Thirteen Weeks Ended
	March 31, 2012		April 2, 2011
Operating income and operating margin by geographic region:
North America	$69,649	1.93%	$59,148	1.69%
Europe	22,000	0.83	32,082	1.12
Asia-Pacific	14,420	0.74	8,214	0.42
Latin America	7,428	1.72	6,267	1.54
Stock-based compensation expense	(9,446)	—	(5,657)	—

Total	$104,051	1.20%	$100,054	1.15%

    We sell finished products purchased from many vendors but generated approximately 20% and 22% of our consolidated net sales for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, from products purchased from Hewlett-Packard Company and 10% for the thirteen weeks ended April 2, 2011 from products purchased from Cisco Systems, Inc. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.

Management’s Discussion and Analysis Continued

    The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

Net sales	100.00%	100.00%
Cost of sales	94.59	94.79

Gross profit	5.41	5.21
Operating expenses:
Selling, general and administrative	4.20	4.06
Reorganization costs (credits)	0.01	(0.00)

Income from operations	1.20	1.15
Other expense, net	0.18	0.21

Income before income taxes	1.03	0.93
Provision for (benefit from) income taxes	(0.02)	0.29

Net income	1.04%	0.65%

Results of Operations for the Thirteen Weeks Ended March 31, 2012 Compared to the Thirteen Weeks Ended April 2, 2011

    Our consolidated net sales decreased 1.0% to $8,635,381 for the thirteen weeks ended March 31, 2012, or first quarter of 2012, from $8,723,712 for the thirteen weeks ended April 2, 2011, or first quarter of 2011. Net sales from our North American, Asia-Pacific and Latin American operations increased by 2.9%, 0.8% and 6.0%, respectively, in the first quarter of 2012 compared to the first quarter of 2011. In our European operations, net sales declined by 8.0% in the first quarter of 2012 compared to the prior year quarter. The translation impacts of relatively weaker European and Latin American currencies relative to the U.S. dollar had a negative impact of approximately four and five percentage points, respectively, in the respective regions’ net sales, while the translation impact of Asia-Pacific currencies did not have a material impact on the region’s year-over-year sales growth. The combined translation impacts of these foreign currencies had a negative effect of approximately one percentage point on our consolidated net sales. The year-over-year decrease in our European net sales was primarily due to weak demand for technology products and services in the region, as challenging macro-economic conditions persist throughout the continent, but particularly in Southern Europe and Benelux, decreasing the size of the addressable market and creating a more competitive environment. The weak demand in Europe more than offset the generally more stable demand for technology products and services in North America, Asia-Pacific and Latin America. Our Asia-Pacific net sales also continued to be negatively affected by the impact of our system deployment in Australia in February of 2011, which negatively affected the consolidated and region’s revenue growth by one and six percentage points, respectively.

    Gross margin increased 20 basis points to 5.41% in the first quarter of 2012 from 5.21% in the first quarter of 2011. The increase year-over-year is primarily attributable to some continuation of higher hard disk drive pricing from the 2011 fourth quarter, predominately in North America, which benefited gross margins by approximately 10 basis points, globally. Strong contribution from our specialty businesses and improved performance in our fee-for-service logistics business, complemented the solid gross margin performance in our traditional broadline business, particularly in North America. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin. Increased competition or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

    Total selling, general and administrative expenses, or SG&A expenses, increased $8,662, or 2.4%, in the first quarter of 2012 compared to the first quarter of 2011, and increased 14 basis points, as a percentage of consolidated net sales, to 4.20% in the first quarter of 2012 from 4.06% in the first quarter of 2011. The year-over-year increases in SG&A expenses was primarily attributable to an increase in stock-based compensation expense of $3,789 associated with our long-term incentive plans, costs of $2,500 associated with the transition of our chief executive officer and investments in growth initiatives and system and process improvements, partially offset by the translation impacts of foreign currencies, which yielded an approximate $3,000 reduction year-over-year, and our continued cost control management. In addition, the prior year quarter SG&A expenses included a benefit of approximately $5,000 related to a reduction of certain bad debt reserves in North America based upon our estimates of collectibility and historical write-off experience.

Management’s Discussion and Analysis Continued

    During the first quarter of 2012, we incurred reorganization costs of $557 consisting primarily of employee termination benefits for workforce reductions in our Australian operations in Asia-Pacific and the closure of our in-country Argentina operations in Latin America (see Note 8 to consolidated financial statements). In the first quarter of 2011, we recorded reorganization credits in Europe of $269 to reflect lower than expected costs associated with facility consolidations for which the initial charge was recorded in a prior period.

    Operating margin increased to 1.20% in the first quarter of 2012 from 1.15% in the first quarter of 2011. The increase in our consolidated operating margin primarily reflects the increase in our gross margin, partially offset by the lower leverage on SG&A expenses, as discussed above. Our North American operating margin increased to 1.93% in the first quarter of 2012 from 1.69% in the first quarter of 2011. The year-over-year increase in our North America operating margin is primarily driven by benefit from continued favorable pricing on hard disk drives early in the quarter and a greater mix of specialty and other higher margin business. The North American results for the first quarter of 2012 also include the previously noted CEO transition costs of $2,500, or 7 basis-points of the region’s net sales. The operating margin of North America for first quarter of 2011 included an approximate 15-basis-point benefit from the lower bad-debt charge discussed above. Our European operating margin decreased to 0.83% in the first quarter of 2012 from 1.12% in the first quarter of 2011. The year-over-year decline in our European operating margin reflects the impacts of challenging macro-economic conditions throughout the region and a more competitive environment, which yielded reduced sales and negative operating leverage. Our Asia-Pacific operating margin increased to 0.74% in the first quarter of 2012 from 0.42% in the first quarter of 2011. The year-over-year increase in our Asia-Pacific operating margin is a result of better performance in our higher margin products and solutions. Furthermore, our Asia-Pacific performance benefited from continued organic investments in enterprise technology and specialty markets. Our Australian operations have also improved relative to the prior year, but continue to generate an operating loss, which negatively impacted the region’s operating margin by 73 basis-points in the first quarter of 2012, compared to a 106 basis-point impact in the first quarter of 2011. Our Latin American operating margin increased to 1.72% in the first quarter of 2012 from 1.54% in the first quarter of 2011. The year-over-year increase is primarily attributable to strong growth in our Miami export operations, relative improvements in our Brazilian business unit, although it is still generating an operating loss, and continued solid execution in other operations. We continuously evaluate and may implement further process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.

    Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and other non-operating gains and losses. We incurred other expenses of $15,461 in the first quarter of 2012 compared to $18,649 in the first quarter of 2011. The year-over-year decrease is primarily attributable to lower net interest expense as a result of the repayment of our senior unsecured term loan in September 2011 and the resulting overall reduction in average debt outstanding in the current quarter. The net foreign currency exchange losses related primarily to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency, and totaled approximately $4,800 in the first quarter of 2012 compared to approximately $4,900 in the first quarter of 2011.

    We recorded an income tax benefit of $1,383, or an effective tax benefit rate of 1.6%, in the first quarter of 2012 compared to a provision for income taxes of $25,095, or an effective tax provision rate of 30.8%, in the first quarter of 2011. The first quarter of 2012 included net discrete tax benefits of approximately $28,500, or 32.2 percentage points of the effective tax rate, which was primarily a result of the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies realized in the current period (see Note 10 to our consolidated financial statements). The remaining year-over-year change in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Quarterly Data; Seasonality

    Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	the impact of and possible disruption caused by efforts to improve our IT capabilities, integrate acquisitions, or implement reorganization actions, as well as the related expenses and/or charges;

Management’s Discussion and Analysis Continued

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

Liquidity and Capital Resources

Cash Flows

    We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and various financing facilities. As a distributor, our business requires significant investments in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows.

    Our cash and cash equivalents totaled $991,159 and $891,403 at March 31, 2012 and December 31, 2011, respectively. We normally have a seasonal decline in sales from the fourth quarter to the first quarter of the subsequent fiscal year. For example, this seasonal drop was more than 13% in the first quarter of 2012 compared to the fourth quarter of 2011. As noted above, this trend will typically yield a decrease in our net investment in working capital. While still within our normal range of 22 to 26 working capital days, our working capital days at the end of the first quarter of 2012 increased by three days from year-end 2011, primarily because of the impact of slower retail demand and other seasonal buildup of inventory levels, which essentially offset the impact of the sequential decline in sales.

    Operating activities provided net cash of $91,341 in the first quarter of 2012 and used net cash of $173,847 in the first quarter of 2011. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by fluctuations in volume of sales, as well as normal period-to-period

Management’s Discussion and Analysis Continued

variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities in the first quarter of 2012 principally reflects our net income before noncash charges and the working capital trends noted above – most notably the collection of accounts receivable on our balance sheet at the close of 2011; partially offset by the impact of slower retail demand on inventory levels and the timing of payment of vendor payables. The net cash used by operating activities in the first quarter of 2011 is driven by similar trends but our level of net working capital days was higher throughout the first quarter of 2011 and we generated a lower level of net income, which resulted in the net use of cash for the quarter.

    Investing activities used net cash of $24,823 in the first quarter of 2012 compared to $34,351 in the first quarter of 2011. The net cash used by investing activities was primarily driven by capital expenditures in both periods, with a higher level of capital expenditures in the previous year based on timing of investments in our previously discussed enterprise system deployment, and some incremental investment in a new warehouse facility in our Asia-Pacific region in the first quarter of 2011.

    Financing activities provided net cash of $19,038 and $50,826 in the first quarters of 2012 and 2011, respectively. The net cash provided by financing activities in the first quarter of 2012 primarily reflects the proceeds from exercise of stock options of $20,252; partially offset by repayment of debt of $6,322. The net cash provided by financing activities in the first quarter of 2011 primarily reflects a higher level of proceeds from exercise of stock options, which totaled $27,918, and net proceeds from debt of $24,851, partially offset by a regular quarterly repayment of $3,125 on the senior unsecured term loan, which we repaid in full in the third quarter of 2011.

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

Capital Resources

    We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $2,801,000, of which $388,286 was outstanding, at March 31, 2012. These facilities have staggered maturities through 2017. Our cash and cash equivalents totaled $991,159 and $891,403 at March 31, 2012 and December 31, 2011, respectively, of which $652,740 and $773,816, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of March 31, 2012 and December 31, 2011, we had book overdrafts of $480,687 and $511,172, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.

    We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.

Management’s Discussion and Analysis Continued

    We have a revolving trade accounts receivable-backed financing program in North America that matures in April 2014 and provides for up to $500,000 in borrowing capacity. This financing program may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had no borrowings at March 31, 2012 and December 31, 2011 under this North American financing program.

    We have a revolving trade accounts receivable-backed financing program in Europe that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $133,000 at March 31, 2012 exchange rates. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at March 31, 2012 and December 31, 2011 under this European financing program.

    We have two other revolving trade accounts receivable-backed financing programs in Europe, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $96,000, and €90,000, or approximately $120,000, at March 31, 2012 exchange rates. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at March 31, 2012 and December 31, 2011 under these European financing programs.

    We have a multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific that matures in May 2014 and provides for a borrowing capacity of up to 160,000 Australian dollars, or approximately $166,000 at March 31, 2012 exchange rates. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings at March 31, 2012 and December 31, 2011 under this Asia-Pacific financing program.

    Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At March 31, 2012, our actual aggregate capacity under these programs was approximately $965,000 based on eligible trade accounts receivable available, of which no amount of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At March 31, 2012, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,237,000.

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

    We have a $750,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which matures in September 2016. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at March 31, 2012 and December 31, 2011 under this credit facility. This credit facility may also be used to issue letters of credit. At both March 31, 2012 and December 31, 2011, letters of credit of $4,700 were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.

Management’s Discussion and Analysis Continued

    We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $736,000 at March 31, 2012. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 31, 2012 and December 31, 2011, respectively, we had $88,286 and $92,428 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 9.1% and 8.1% per annum at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, letters of credit totaling $25,170 and $31,405, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

    There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than those noted in this “Capital Resources” section.

Covenant Compliance

    We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At March 31, 2012, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs and credit agreements, as discussed above.

Trade Accounts Receivable Factoring Programs

    We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed $150,000. We also have an uncommitted factoring program in Europe under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed €31,000, or approximately $41,000, at March 31, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 31, 2012 and December 31, 2011, we had a total of $139,649 and $165,744, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Other Matters

    See Note 12 to our consolidated financial statements and Item  1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter of 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1. Legal Proceedings

    Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2003 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,985 at March 31, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($15,995 at March 31, 2012 exchange rates) of service taxes were due on the resale of software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($14,270 at March 31, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($8,736 at March 31, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor in evaluating the 2011 Federal income tax assessment, we believe the matters raised in the assessment, other than the one noted above, represent a remote risk of loss.

    In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 26,527 ($14,575 at March 31, 2012 exchange rates) for penalties and interest on the 2003 assessment and up to Brazilian Reais 106,562 ($58,551 at March 31, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2003 Federal import tax assessment, we continue to maintain a reserve for the principal amount assessed at March 31, 2012.

    In March 2008, we and one of our subsidiaries were named as defendants in a lawsuit arising out of the 2005 bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). The liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillipp Bennet, and numerous other individuals and entities. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in loan transactions between the subsidiary and Refco in early 2000 and early 2001, causing damage to the hedge funds in an unspecified amount. The action is pending in the U.S. District Court for the Southern District of New York. We have motions to dismiss pending decision in the Krys matter. We intend to continue vigorously defending the Krys matter and do not expect its final disposition to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 6. Exhibits

No.	Description
10.1	Separation Agreement with Gregory Spierkel

10.2	Letter relating to Bill Humes promotion dated April 25, 2012

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Operating and Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

May 1, 2012

EXHIBIT INDEX

No.	Description
10.1	Separation Agreement with Gregory Spierkel

10.2	Letter relating to Bill Humes promotion dated April 25, 2012

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.