Form 10-Q
period 2012-06-30
INGRAM MICRO INC
filed 2012-07-30
CIK 1018003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 150,083,861 shares of Class A Common Stock, par value $0.01 per share, outstanding at June 30, 2012.

INGRAM MICRO INC.

Part I. Financial Information

Item  1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(In 000s, except par value)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$981,244	$891,403
Trade accounts receivable (less allowances of $59,904 and $60,236)	3,689,677	4,465,329
Inventory	3,194,271	2,942,164
Other current assets	336,398	319,506

Total current assets	8,201,590	8,618,402
Property and equipment, net	344,287	323,261
Intangible assets, net	67,521	73,330
Other assets	139,443	131,523

Total assets	$8,752,841	$9,146,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,408,717	$4,893,437
Accrued expenses	422,176	524,010
Short-term debt and current maturities of long-term debt	143,437	92,428

Total current liabilities	4,974,330	5,509,875
Long-term debt, less current maturities	320,470	300,000
Other liabilities	79,583	63,864

Total liabilities	5,374,383	5,873,739

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 188,116 and 185,127 shares issued and 150,084 and 149,484 shares outstanding in 2012 and 2011, respectively	1,881	1,851
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,346,362	1,316,596
Treasury stock, 38,032 and 35,643 shares in 2012 and 2011, respectively	(648,124)	(604,331)
Retained earnings	2,596,242	2,444,995
Accumulated other comprehensive income	82,097	113,666

Total stockholders’ equity	3,378,458	3,272,777

Total liabilities and stockholders’ equity	$8,752,841	$9,146,516

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(In 000s, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net sales	$8,777,895	$8,749,025	$17,413,276	$17,472,737
Cost of sales	8,325,165	8,289,793	16,492,989	16,559,433

Gross profit	452,730	459,232	920,287	913,304

Operating expenses:
Selling, general and administrative	354,106	362,084	717,055	716,371
Reorganization costs (credits)	839	—	1,396	(269)

	354,945	362,084	718,451	716,102

Income from operations	97,785	97,148	201,836	197,202

Other expense (income):
Interest income	(2,200)	(1,251)	(5,966)	(2,624)
Interest expense	11,577	14,318	23,306	27,513
Net foreign currency exchange loss (gain)	1,794	(2,974)	7,360	35
Other	3,156	3,233	5,088	7,051

	14,327	13,326	29,788	31,975

Income before income taxes	83,458	83,822	172,048	165,227
Provision for income taxes	22,184	24,091	20,801	49,186

Net income	$61,274	$59,731	$151,247	$116,041

Basic earnings per share	$0.40	$0.37	$1.00	$0.73

Diluted earnings per share	$0.40	$0.37	$0.98	$0.71

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In 000s)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$61,274	$59,731	$151,247	$116,041
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(80,985)	24,363	(31,638)	93,397
Unrealized holding gain on interest rate swap agreement designated as cash flow hedge	—	1,087	—	2,463
Net unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	227	(13)	69	(347)

Other comprehensive income (loss), net of tax	(80,758)	25,437	(31,569)	95,513

Comprehensive income (loss)	$(19,484)	$85,168	$119,678	$211,554

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000s)

(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011

Cash flows from operating activities:
Net income	$151,247	$116,041
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,232	28,167
Stock-based compensation	14,575	15,988
Excess tax benefit from stock-based compensation	(5,241)	(2,550)
Noncash charges for interest	922	969
Deferred income taxes	19,481	5,445
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	750,408	655,289
Inventory	(278,742)	(81,121)
Other current assets	(29,241)	40,285
Accounts payable	(427,441)	(334,616)
Change in book overdrafts	(32,067)	(99,089)
Accrued expenses	(107,830)	(67,975)

Cash provided by operating activities	84,303	276,833

Cash flows from investing activities:
Purchases of property and equipment	(45,505)	(60,921)
Sale of (investment in) marketable trading securities	1,125	(971)
Acquisition and earn-out payments, net of cash acquired	(338)	(2,106)

Cash used by investing activities	(44,718)	(63,998)

Cash flows from financing activities:
Proceeds from exercise of stock options	28,632	33,732
Repurchase of Class A Common Stock	(50,000)	(75,906)
Excess tax benefit from stock-based compensation	5,241	2,550
Repayments of senior unsecured term loan	—	(6,250)
Net proceeds from revolving credit facilities	74,193	14,657

Cash provided (used) by financing activities	58,066	(31,217)

Effect of exchange rate changes on cash and cash equivalents	(7,810)	29,603

Increase in cash and cash equivalents	89,841	211,221
Cash and cash equivalents, beginning of period	891,403	1,155,551

Cash and cash equivalents, end of period	$981,244	$1,366,772

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

The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of June 30, 2012, our consolidated results of operations and comprehensive income for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011 and our consolidated cash flows for the twenty-six weeks ended June 30, 2012 and July 2, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. The consolidated results of operations for the thirteen and twenty-six weeks ended June 30, 2012 may not be indicative of the consolidated results of operations that can be expected for the full year.

Comprehensive income

Effective January 1, 2012, we adopted the provisions of a new accounting standard and provided a consolidated statement of comprehensive income. In prior periods, the information included in this new financial statement was disclosed in the notes to our consolidated financial statements. Comprehensive income consisted primarily of our net income, foreign currency translation adjustments, fair value adjustments to our interest rate swap agreement designated as a cash flow hedge, which we settled in September 2011, and unrealized gains and losses from our foreign currency forward contracts designated as cash flow hedges.

Book Overdrafts

Book overdrafts of $479,105 and $511,172 as of June 30, 2012 and December 31, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of June 30, 2012 and December 31, 2011, or any balance on any given date.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Trade Accounts Receivable Factoring Programs

We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed $150,000. We also have an uncommitted factoring program in Europe under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed €40,000, or approximately $51,000, at June 30, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 30, 2012 and December 31, 2011, we had a total of $150,891 and $165,744, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $658 and $732 incurred for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and $1,962 and $1,574 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

Note 2 – Share Repurchases

In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, of which $124,095 is remaining for repurchase at June 30, 2012. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Equity Incentive Plan (see Note 4). Our stock repurchase and issuance activity for the twenty-six weeks ended June 30, 2012 and July 2, 2011 is summarized in the table below:

		Weighted
		Average
	Shares	Price Per Share	Amount
Cumulative balance at December 31, 2011	35,643	$16.96	$604,331
Repurchase of Class A Common Stock	2,729	18.32	50,000
Issuance of Class A Common Stock	(340)	18.26	(6,207)

Cumulative balance at June 30, 2012	38,032	17.04	$648,124

Cumulative balance at January 1, 2011	23,713	$16.40	$388,817
Repurchase of Class A Common Stock	4,081	18.60	75,906
Issuance of Class A Common Stock	(538)	19.00	(10,221)

Cumulative balance at July 2, 2011	27,256	16.68	$454,502

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

The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net income	$61,274	$59,731	$151,247	$116,041

Weighted average shares	151,428	159,383	151,110	159,931

Basic EPS	$0.40	$0.37	$1.00	$0.73

Weighted average shares, including the dilutive effect of stock-based awards (2,592 and 3,290 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and 3,325 and 3,897 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively)	154,020	162,673	154,435	163,828

Diluted EPS	$0.40	$0.37	$0.98	$0.71

There were approximately 2,677 and 2,381 stock-based awards for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and 2,161 and 1,375 stock-based awards for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

Note 4 – Stock-Based Compensation

We currently have a single stock incentive plan, the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for restricted stock and restricted stock units for grants to management for the periods presented are based on income before tax, earnings growth, return on invested capital, and total shareholders return.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

No stock options were granted during the thirteen weeks ended June 30, 2012 or July 2, 2011, while restricted stock and restricted stock units granted were 2,495 and 23, respectively. Stock options granted during the twenty-six weeks ended June 30, 2012 and July 2, 2011 were 51 and 39, respectively, and restricted stock and restricted stock units granted were 2,631 and 1,759, respectively. As of June 30, 2012, approximately 9,700 shares were available for grant under the 2011 Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended June 30, 2012 and July 2, 2011 was $5,129 and $10,331, respectively, and the related income tax benefit was $1,330 and $2,768, respectively. Stock-based compensation expense for the twenty-six weeks ended June 30, 2012 and July 2, 2011 was $14,575 and $15,988, respectively, and the related income tax benefit was approximately $4,342 and $4,490, respectively.

During the thirteen weeks ended June 30, 2012 and July 2, 2011, a total of 588 and 283 stock options, respectively, were exercised, and 358 and 338 restricted stock and/or restricted stock units vested, respectively. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, a total of 1,934 and 2,011 stock options, respectively, were exercised, and 2,103 and 1,088 restricted stock and restricted stock units vested, respectively. These restricted stock and/or restricted stock units for the thirteen weeks ended June 30, 2012 and July 2, 2011 included 343 and 5 shares, respectively, and for the twenty-six weeks ended June 30, 2012 and July 2, 2011 included 1,495 and 133 shares, respectively, issued based on performance-based grants previously approved by the Board of Directors. During the twenty-six weeks ended July 2, 2011, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of 772 shares.

Note 5 – Derivative Financial Instruments

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$13,037	$—	$404	$—
Accrued expenses
Foreign exchange contracts	12,625	—	(323)	—

	25,662	—	81	—

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	431,814	552,677	3,684	10,689
Accrued expenses
Foreign exchange contracts	671,701	574,018	(4,986)	(3,976)

	1,103,515	1,126,695	(1,302)	6,713

Total	$1,129,177	$1,126,695	$(1,221)	$6,713

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

The amount recognized in earnings from our derivative instruments, including ineffectiveness, was a net gain (loss) of $12,410 and $(10,858) for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and $(8,108) and $(40,955) for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. The unrealized gains (losses) associated with our cash flow hedging transactions, net of taxes, are reflected in our consolidated statement of comprehensive income for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011.

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

Note 6 – Fair Value Measurements

Our assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 – unobservable inputs that are not corroborated by market data.

At June 30, 2012 and December 31, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $591,295 and $399,420, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $45,961 and $44,498, respectively, both determined based on Level 1 criteria, as defined above, and derivative assets of $4,088 and $10,689, respectively, and derivative liabilities of $5,309 and $3,976, respectively, determined based on Level 2 criteria. The change in the fair value of all derivative instruments was a net unrealized gain of $659 and $7,711 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and a net unrealized gain (loss) of $(7,934) and $10,059 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Note 7 – Acquisitions and Intangible Assets

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

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

During the first six months of 2012, we paid one of the annual earn-out payments related to a prior period acquisition totaling $338, which was previously accrued at the time of the acquisition.

On July 2, 2012, we announced the signing of a definitive agreement to acquire BrightPoint, Inc. (“BrightPoint”), a global leader in providing device lifecycle services to the wireless industry, for approximately $840,000, including the assumption of approximately $190,000 of debt, net of cash, as of June 30, 2012. Completion of the acquisition is conditioned upon (i) the receipt of antitrust approvals or the expiration or early termination of waiting periods, as applicable, in the United States, the European Union and certain other jurisdictions, (ii) approval of the merger agreement by the holders of a majority of the outstanding shares of BrightPoint’s common stock and (iii) other customary closing conditions. We currently expect the acquisition to close by the end of 2012. Associated primarily with BrightPoint, we incurred acquisition-related costs of $4,045 during the quarter ended June 30, 2012. These costs are recorded in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statement of income.

The gross carrying amounts of finite-lived identifiable intangible assets of $183,358 and $183,557 at June 30, 2012 and December 31, 2011, respectively, are amortized over their remaining estimated lives ranging up to 16 years. The net carrying amount was $67,521 and $73,330 at June 30, 2012 and December 31, 2011, respectively. Amortization expense was $2,706 and $3,250 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and $5,631 and $6,455 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.

Note 8 – Reorganization and Expense-Reduction Program Costs

During the first half of 2012, we implemented headcount reductions primarily to better align the operating expenses of our Australian operations in Asia-Pacific with its lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We also closed our in-country Argentina operations in Latin America and will service this market through our export operations in Miami. Associated with these actions, during the thirteen and twenty-six weeks ended June 30, 2012, we incurred reorganization costs of $974 and $1,666, respectively, related to employee termination benefits for workforce reductions for 24 and 103 employees, respectively. The employee termination benefits for workforce reductions by region in the respective thirteen and twenty-six week period ended June 30, 2012 were $102 and $538 in Asia-Pacific, $663 and $663 in Europe, $207 and $431 in Latin America, and $2 and $34 in North America for 2 and 68 employees in Asia-Pacific, 12 and 12 employees in Europe, 9 and 19 employees in Latin America, and 1 and 4 employees in North America. At June 30, 2012, remaining liabilities associated with these actions totaled $854, which we expect to be substantially utilized by the end of 2012.

During the quarter ended June 30, 2012, we also recorded a charge for asset impairments of $1,923 associated with the closure of our in-country Argentina operations. This charge is included in SG&A expenses in the accompanying consolidated statement of income.

In the second half of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume as a result of the system-implementation complications and loss of market share in that country. We also implemented headcount reductions in certain operations in North America, Europe and Latin America. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below for the twenty-six weeks ended June 30, 2012:

	Remaining Liability at December 31, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at June 30, 2012
Employee termination benefits	$2,948	$(2,522)	$(137)	$289

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Adjustments reflected in the table above include a reduction of $115 and $56 to reorganization liabilities recorded in prior years in Asia-Pacific and North America, respectively, for lower than expected employee termination benefits, as well as the net foreign currency impact that increased the U.S. dollar liability by $34. We expect the remaining liabilities to be substantially utilized by the end of 2012.

In 2009 and earlier, we incurred costs to integrate past acquisitions, as well as launching various other outsourcing and optimization plans, to improve operating efficiencies and better align our level of operating expenses with the decline in sales volumes resulting from the economic downturn in recent years. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below for the twenty-six weeks ended June 30, 2012:

	Remaining Liability at December 31, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at June 30, 2012
Facility costs	$8,280	$(1,597)	$(85)	$6,598

Adjustments reflected in the table above include a reduction of $99 to reorganization liabilities recorded in prior years in North America for lower than expected facility exit costs, as well as the net foreign currency impact that increased the U.S. dollar liability by $14.

In the first half of 2011, we recorded a credit of $269 to reorganization liabilities recorded in prior years in Europe for lower than expected costs associated with facility consolidations.

Note 9 – Debt

The carrying value of our outstanding debt consists of the following:

	June 30,	December 31,
	2012	2011
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Asia-Pacific revolving trade accounts receivable-backed financing program	20,470	—
Lines of credit and other debt	143,437	92,428

	463,907	392,428
Short-term debt and current maturities of long-term debt	(143,437)	(92,428)

	$320,470	$300,000

On June 29, 2012, we obtained a commitment for a $300,000 senior unsecured bridge term loan facility to be provided by a syndicate of banks to support our pending acquisition of BrightPoint (see Note 7). The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings. The facility matures 364 days following the closing of the acquisition. This facility contains a mandatory prepayment provision subsequent to sale of certain assets, or a debt or an equity issuance, as defined in the agreement. There were no drawings under this facility at June 30, 2012.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended June 30, 2012 was 26.6% compared to 28.7% for the thirteen weeks ended July 2, 2011. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, our effective tax rate was 12.1% and 29.8%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets and changes in the assessment of or resolution of uncertain tax positions. The effective tax rate for the thirteen weeks ended June 30, 2012 included net discrete benefits of approximately $4,400, or 5.3 percentage points, which primarily reflects the release of an unrecognized tax benefit due to the expiration of the applicable statute of limitations in Australia, along with other positive adjustments agreed with the U.S. Internal Revenue Service (“IRS”) during the quarter, as we move into the final stages of concluding the audit of tax years 2007 to 2009, as discussed further below. The remaining year-over-year increase in our effective tax rate reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.

For the twenty-six weeks ended June 30, 2012, the approximate $4,400 of discrete tax benefits discussed above represents 2.6 percentage points of the effective tax rate. The twenty-six weeks ended June 30, 2012 also included net discrete tax benefits of approximately $28,500 or 16.6 percentage points of the effective tax rate, which was primarily the result of the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies, realized during the first thirteen weeks of the year.

Our effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the discrete items noted above as well as the relative mix of earnings or losses within the tax jurisdictions in which we operate, such as: a) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.; and b) changes in the valuation allowance on deferred tax assets.

At June 30, 2012, our deferred tax assets totaled $361,075 ($174,659 net of valuation allowances), approximately 45% of which related to net operating loss carryforwards. In our Australian operation, we had deferred tax assets of $33,324 at June 30, 2012. This included net operating loss carryforwards of $26,226, generated since the beginning of 2011 for that entity, which are allowed to be carried forward indefinitely to offset future taxable income under Australian law. As of June 30, 2012, we believe it is more likely than not that all of our Australian deferred tax assets will be realized. We monitor all of our other deferred tax assets for realizability in a similar manner and will record a valuation allowance if circumstances change and we believe the weight of objectively verifiable positive evidence no longer exceeds the negative evidence in each case.

At June 30, 2012, we had gross unrecognized tax benefits of $23,331 compared to $24,888 at December 31, 2011, representing a net decrease of $1,557 during the twenty-six weeks ended June 30, 2012. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $5,733 and $4,382 at June 30, 2012 and December 31, 2011, respectively.

Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the IRS and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009. As noted above, we agreed to certain IRS audit adjustments for all three years during the quarter, resulting in a discrete tax benefit for the quarter. As the statute of limitations has been extended for the periods 2007 to 2009, it is possible that the IRS may reopen audits for these periods. It is also possible that, within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax examinations may commence, and that other issues may be effectively settled. Our foreign subsidiaries are subject to periodic examination for statutory periods ranging from three to five years. We do not, however, expect our assessment of unrecognized tax benefits to change significantly over the next twelve months.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 11 – Segment Information

We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.

Geographic areas in which we operate currently include North America (United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, and Thailand), and Latin America (Brazil, Chile, Mexico, Peru and our Latin American export operations in Miami). During the first half of 2012, we closed our in-country Argentina operations in Latin America.

Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
North America	$3,837,244	$3,760,429	$7,444,191	$7,266,862
Europe	2,460,141	2,640,120	5,107,197	5,516,354
Asia-Pacific	2,038,112	1,961,844	3,987,864	3,895,840
Latin America	442,398	386,632	874,024	793,681

Total	$8,777,895	$8,749,025	$17,413,276	$17,472,737

Income from operations:
North America	$68,729	$67,589	$138,377	$126,736
Europe	14,913	16,914	36,914	48,997
Asia-Pacific	14,835	16,496	29,255	24,710
Latin America	4,437	6,480	11,865	12,747
Stock-based compensation expense	(5,129)	(10,331)	(14,575)	(15,988)

Total	$97,785	$97,148	$201,836	$197,202

Capital expenditures:
North America	$16,760	$25,288	$32,058	$52,779
Europe	1,057	1,061	1,815	2,058
Asia-Pacific	2,615	1,615	11,171	5,935
Latin America	313	82	461	149

Total	$20,745	$28,046	$45,505	$60,921

Depreciation and amortization:
North America	$8,018	$8,374	$16,734	$16,533
Europe	3,074	3,449	6,215	6,801
Asia-Pacific	2,189	1,759	4,203	3,471
Latin America	532	661	1,080	1,362

Total	$13,813	$14,243	$28,232	$28,167

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

	As of
	June 30, 2012	December 31, 2011
Identifiable assets:
North America	$3,869,611	$3,922,713
Europe	2,586,625	3,066,825
Asia-Pacific	1,811,156	1,640,771
Latin America	485,449	516,207

Total	$8,752,841	$9,146,516

Long-lived assets:
North America	$305,328	$290,075
Europe	53,690	59,143
Asia-Pacific	42,968	36,760
Latin America	9,822	10,613

Total	$411,808	$396,591

Net sales for the United States, which is our country of domicile, were $3,504,273 and $3,339,055 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and $6,642,722 and $6,348,967 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. Long-lived assets located in the United States were $303,857 and $288,730 as of June 30, 2012 and December 31, 2011, respectively.

Note 12 – Commitments and Contingencies

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2003 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,290 at June 30, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,359 at June 30, 2012 exchange rates) of service taxes were due on the resale of software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($12,810 at June 30, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,866 at June 30, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor, we believe the matters raised in the various assessments, other than those noted above, represent a remote risk of loss.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 26,711 ($13,214 at June 30, 2012 exchange rates) for penalties and interest on the 2003 assessment and up to Brazilian Reais 110,711 ($54,607 at June 30, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2003 Federal import tax assessment, we continue to maintain a reserve for the principal amount assessed at June 30, 2012.

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

As is customary in the IT distribution industry, we have arrangements with certain finance companies that provide inventory-financing facilities for their customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. For various reasons, including among other factors, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date.

Note 13 – New Accounting Standards

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

The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process and efficiency enhancements; cost-savings; cash flows; inventory levels; working capital days; capital expenditures; liquidity; capital requirements; acquisitions and integration and other related costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Additionally, in connection with the pending BrightPoint, Inc. (“BrightPoint”) acquisition discussed below, important risk factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation: our ability to timely complete the transaction, if at all; our ability to complete the transaction considering the various closing conditions, including those conditions related to regulatory approvals and shareholder approvals; our financial performance and BrightPoint’s through the completion of the merger; BrightPoint’s business may not perform as expected due to transaction-related uncertainty or other factors; management’s ability to execute its plans, growth of the mobility industry, strategies and objectives for future operations, including the execution of integration plans; our ability to maintain access to adequate levels of capital at reasonable rates; the risk of litigation or claims associated with the proposed or completed acquisition; and our ability to achieve the expected benefits and manage the expected costs of the transaction.

We disclaim any duty to update any forward-looking statements.

Overview of Our Business

We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in specialty product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, cloud computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied, and continue to rely heavily, on trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.

Management’s Discussion and Analysis Continued

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

In July 2012, we announced that we had signed a definitive agreement to acquire BrightPoint, Inc. (“BrightPoint”), a global leader in providing device lifecycle services to the wireless industry. We believe, this acquisition will greatly enhance our global position in mobility as well as our fee-for-service logistics offerings. We expect to realize annual cost synergies and efficiencies in excess of $55,000 by 2014, and the transaction is expected to be accretive to earnings per share by $0.18 per diluted share in 2013 and $0.35 per diluted share in 2014, excluding one-time charges and integration costs. Completion of the acquisition is conditioned upon (i) the receipt of antitrust approvals or the expiration or early termination of waiting periods, as applicable, in the United States, the European Union and certain other jurisdictions, (ii) approval of the merger agreement by the holders of a majority of the outstanding shares of BrightPoint’s common stock and (iii) other customary closing conditions. We currently expect the acquisition to close by the end of 2012.

We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.

We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP systems in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, we have deployed SAP in New Zealand, Indonesia, Malaysia, Chile, Belgium and the Netherlands, and have also deployed the SAP financial modules in North America. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia operated on a different legacy enterprise system than all of our other operations and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. Australia was the first country with this warehouse management system to deploy SAP. These features made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouse and partners, and the ramp-up of effective order processing, did not run as we planned. In addition, the customer experience with the new system is not as robust as what we were providing with our legacy systems. As a result of these challenges, our sales and profitability in Australia were significantly negatively impacted. We believe we have addressed the customer-service and order management functionality of the new system and are currently deploying these upgrades to better meet our customers’ needs. The pace of recovery of revenues and profitability in Australia remained subdued in the first half of 2012, and we expect the year-over-year improvement to be somewhat tempered at least through the majority of 2012 as we continue the improvement efforts noted above while also implementing more aggressive marketing and pricing strategies to try to address the share loss since the system implementation. We have adjusted our system deployment schedule to allow for the deployment of the enhanced customer functionality. However, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.

Management’s Discussion and Analysis Continued

Operations

The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region, for each of the thirteen week periods indicated:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Net sales by geographic region:
North America	$3,837,244	43.7%	$3,760,429	43.0%	$7,444,191	42.8%	$7,266,862	41.6%
Europe	2,460,141	28.0	2,640,120	30.2	5,107,197	29.3	5,516,354	31.6
Asia-Pacific	2,038,112	23.2	1,961,844	22.4	3,987,864	22.9	3,895,840	22.3
Latin America	442,398	5.0	386,632	4.4	874,024	5.0	793,681	4.5

Total	$8,777,895	100.0%	$8,749,025	100.0%	$17,413,276	100.0%	$17,472,737	100.0%

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Operating income and operating margin by geographic region:
North America	$68,729	1.79%	$67,589	1.80%	$138,377	1.86%	$126,736	1.74%
Europe	14,913	0.61	16,914	0.64	36,914	0.72	48,997	0.89
Asia-Pacific	14,835	0.73	16,496	0.84	29,255	0.73	24,710	0.63
Latin America	4,437	1.00	6,480	1.68	11,865	1.36	12,747	1.61
Stock-based compensation expense	(5,129)	—	(10,331)	—	(14,575)	—	(15,988)	—

Total	$97,785	1.11%	$97,148	1.11%	$201,836	1.16%	$197,202	1.13%

We sell finished products purchased from many vendors but generated approximately 20% and 23% of our consolidated net sales for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively, from products purchased from Hewlett-Packard Company and 10% for each of the twenty-six weeks ended June 30, 2012 and July 2, 2011 from products purchased from Cisco Systems, Inc. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	94.84	94.75	94.72	94.77

Gross profit	5.16	5.25	5.28	5.23
Operating expenses:
Selling, general and administrative	4.03	4.14	4.12	4.10
Reorganization costs (credits)	0.01	—	0.01	(0.00)

Income from operations	1.11	1.11	1.16	1.13
Other expense, net	0.16	0.15	0.17	0.18

Income before income taxes	0.95	0.96	0.99	0.95
Provision for income taxes	0.25	0.27	0.12	0.28

Net income	0.70%	0.68%	0.87%	0.66%

Management’s Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended June 30, 2012 Compared to the

Thirteen Weeks Ended July 2, 2011

Our consolidated net sales increased 0.3% to $8,777,895 for the thirteen weeks ended June 30, 2012, or second quarter of 2012, from $8,749,025 for the thirteen weeks ended July 2, 2011, or second quarter of 2011. Net sales from our North American, Asia-Pacific and Latin American operations increased by 2.0%, 3.9% and 14.4%, respectively, in the second quarter of 2012 compared to the second quarter of 2011. In our European operations, net sales declined by 6.8% in the second quarter of 2012 compared to the prior year quarter. The translation impacts of weaker European, Asia-Pacific and Latin American currencies relative to the U.S. dollar had negative impacts of approximately 10, 5 and 12 percentage points in the respective regions’ net sales with a combined negative effect of approximately 5 percentage points on our consolidated net sales. The year-over-year increase in our North American net sales was driven in part by strong growth in our specialty business units, as well as solid growth in our U.S. traditional distribution business, offset partially by a decline in our Canadian business as incremental revenue from a vendor’s new product launch in the prior year quarter did not recur this year. The year-over-year decrease in our European net sales was primarily attributable to the translation impacts of European currencies, as discussed above. Our European net sales increased in local currency, led by strong double digit growth in Germany and the United Kingdom, which helped offset continued relative weakness in the Southern European and Benelux countries. During the second quarter of 2012, we also experienced generally solid performance in the small- and medium-sized business market throughout most of Europe, and from the e-tail and retail customer segments in certain European countries. In Asia-Pacific, we had strong growth in our China and India operations, but our net sales continued to be negatively affected by soft markets and slow progress in regaining market share lost during our system deployment in Australia in February of 2011, which negatively affected the consolidated and region’s revenue growth by one and seven percentage points, respectively. The year-over-year increase in our Latin American net sales was primarily due to robust demand in most countries in which we operate.

Gross margin decreased nine basis points to 5.16% in the second quarter of 2012 from 5.25% in the second quarter of 2011. The decrease year-over-year is primarily attributable to a greater mix of high volume, lower gross margin sales. Gross margin was also impacted by a highly competitive selling environment in many countries and a greater mix of sales into the e-tail and retail segments in international markets, which is generally a lower gross margin business. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin. Increased competition or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total selling, general and administrative expenses, or SG&A expenses, decreased $7,978, or 2.2%, in the second quarter of 2012 compared to the second quarter of 2011, and decreased 11 basis points, as a percentage of consolidated net sales, to 4.03% in the second quarter of 2012 from 4.14% in the second quarter of 2011. The year-over-year decrease in SG&A expenses was primarily attributable to the translation impacts of foreign currencies, which yielded an approximate $14,000 reduction year-over-year, our continued cost control management and a decrease in stock-based compensation expense of $5,202 associated with our long-term incentive plans primarily due to the timing of current year grants. These factors were partially offset by acquisition-related costs of $4,045 related primarily to the pending acquisition of BrightPoint and a charge of $1,923 associated with asset impairments resulting from the closure of our in-country Argentina operations. We also have continued to invest through the first half of 2012 in strategic growth initiatives and system and process improvements.

During the second quarter of 2012, we incurred net reorganization costs of $839 primarily related to employee termination benefits for workforce reductions primarily in Europe ($663), Asia-Pacific ($122) and Latin America ($207), partially offset by net reorganization credits in North America ($153) to reflect lower than expected costs associated with facility consolidations recorded in prior periods (see Note 8 to consolidated financial statements). We did not incur reorganization costs during the second quarter of 2011.

Management’s Discussion and Analysis Continued

Operating margin was 1.11% in both the second quarter of 2012 and 2011. Our flat consolidated operating margin primarily reflects the decrease in our gross margin, offset by the lower SG&A expenses as a percentage of consolidated net sales, as discussed above. Our consolidated results for the second quarter of 2012 also include a total of approximately seven basis points associated with acquisition-related costs and charges related to our closure of Argentina in-country operations, as also discussed above. Our North American operating margin decreased to 1.79% in the second quarter of 2012 from 1.80% in the second quarter of 2011. However, our North American operating margin included the aforementioned acquisition-related costs, which negatively impacted the region’s operating margin by 11 basis points in the second quarter of 2012. Our European operating margin decreased to 0.61% in the second quarter of 2012 from 0.64% in the second quarter of 2011. The year-over-year decline in our European operating margin reflects the impact of continued macro-economic challenges throughout the region, which led to a heightened competitive selling environment and a higher ratio of revenue mix in lower margin customer segments. Our Asia-Pacific operating margin decreased to 0.73% in the second quarter of 2012 from 0.84% in the second quarter of 2011. The year-over-year decrease in our Asia-Pacific operating margin is primarily due to the region’s sales mix, which was influenced by strong sales of lower margin products. While Australia continues to experience modest improvements compared to prior year quarter, the overall economic situation in the country is challenging and the selling environment remained highly competitive during the quarter. Australia negatively impacted the region’s and consolidated operating profitability by 68 and 15 basis points, respectively, in the second quarter of 2012 compared to negative impacts of 92 and 18 basis points, respectively, in the second quarter of 2011. Our Latin American operating margin decreased to 1.00% in the second quarter of 2012 from 1.68% in the second quarter of 2011. The year-over-year decrease is primarily attributable to charges associated with our closure of Argentina in-country operations, which negatively impacted the region’s operating margin by 48 basis points. The region was also impacted by a greater proportion of higher volume, lower margin sales. We continuously evaluate and may implement further process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.

Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and other non-operating gains and losses. We incurred other expenses of $14,327 in the second quarter of 2012 compared to $13,326 in the second quarter of 2011. The year-over-year increase is primarily attributable to net foreign-currency losses of $1,794 in the second quarter of 2012 primarily from hedging and other currency losses in certain of our Asia-Pacific and Latin American operations compared to net foreign-currency gains of $2,974 in the second quarter of 2011. Each quarter benefited by approximately $1,600 and $2,600, respectively, from foreign exchange gains related to the translation impact on Euro-based inventory purchases in our pan-European purchasing entity, which designates the U.S. dollar as its functional currency. These foreign currency impacts are partially offset by a year-over-year decrease in net interest expense as a result of the repayment of our senior unsecured term loan in September 2011 and the resulting overall reduction in average debt outstanding in the current quarter.

The provision for income taxes was $22,184, or an effective tax rate of 26.6%, in the second quarter of 2012 compared to $24,091, or an effective tax rate of 28.7%, in the second quarter of 2011. The year-over-year change in the effective tax rate primarily reflects discrete tax benefits totaling approximately $4,400 or 5.3 percentage points recognized in the quarter as a result of the lapse of the statute of limitations and its impact on a tax-related reserve in Australia and positive adjustments resulting from the resolution of portions of the Internal Revenue Service audit in the U.S., as well as the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Results of Operations for the Twenty-six Weeks Ended June 30, 2012 Compared to the

Twenty-six Weeks Ended July 2, 2011

Our consolidated net sales decreased 0.3% to $17,413,276 for the twenty-six weeks ended June 30, 2012, or first six months of 2012, from $17,472,737 for the twenty-six weeks ended July 2, 2011, or first six months of 2011. Net sales from our North American, Asia-Pacific and Latin American operations increased 2.4%, 2.4%, and 10.1%, respectively, in the first six months of 2012 compared to the first six months of 2011. In our European operations, net sales declined by 7.4% in the first six months of 2012 compared to the prior year period. The translation impacts of relatively weaker European, Asia-Pacific and Latin American currencies relative to the U.S. dollar had negative impacts of approximately 7, 2 and 9 percentage points of the year-over-year change in the respective region’s net sales while the combined translation impacts of these foreign currencies had a negative effect of approximately three percentage points on our consolidated net sales. Beyond these currency impacts, the year-over-year change in our consolidated and regional net sales is attributable to the same factors discussed in the results for the second quarter of 2012 and 2011. Our acquisitions did not have a material impact in comparing our year-over-year regional and consolidated sales growth.

Management’s Discussion and Analysis Continued

Gross margin improved five basis points to 5.28% in the first six months of 2012 compared to 5.23% in the first six months of 2011. The increase year-over-year is primarily attributable to higher hard disk drive pricing in the first quarter of 2011, predominately in North America, and improved performance in our fee-for-service logistics business, partially offset by a greater mix of high volume, lower gross margin sales. Gross margin was also impacted by a highly competitive selling environment in many countries and a greater mix of sales into the e-tail and retail segments in international markets, which is generally lower margin business.

Total SG&A expenses increased $684 or 0.1% in the first six months of 2012 compared to the first six months of 2011. SG&A expenses as a percentage of consolidated net sales also increased by two basis points year-over-year. The higher SG&A expenses in the current year were primarily attributable to acquisition-related costs of $4,045, asset impairments of $1,923 associated with the closure of our in-country Argentina operations, costs of $2,500 associated with the transition of our chief executive officer and investments in strategic initiatives and system and process improvements. These factors were generally offset by the translation impacts of foreign currencies, which yielded an approximate $18,000 reduction year-over-year, a decrease in stock-based compensation expense of $1,413 associated with our long-term incentive plans and our continued cost control management. In addition, the first six months of 2011 SG&A expenses included a benefit of approximately $5,000 related to a reduction of certain bad debt reserves in North America based upon our estimates of collectibility and historical write-off experience.

During the first half of 2012, we incurred net reorganization costs of $1,396 consisting primarily of employee termination benefits for workforce reductions primarily in Europe ($663), Asia-Pacific ($423) and Latin America ($431), partially offset by net reorganization credits in North America ($121) to reflect lower than expected costs associated with facility consolidations recorded in prior periods (see Note 8 to consolidated financial statements). In the first six months of 2011, we recorded reorganization credits in Europe of $269 to reflect lower than expected costs associated with facility consolidations for which the initial charge was recorded in a prior period.

Operating margin increased to 1.16% in the first six months of 2012 from 1.13% in the first six months of 2011. The year-over-year increase in our operating margin is due primarily to improvement in gross margin, much of which was driven by first quarter hard disk drive pricing as previously discussed. Our consolidated results for the first six months of 2012 also include approximately five basis points in total incremental costs associated with acquisition-related activities and the transition of our chief executive officer, as well as charges related to our closure of Argentina in-country operations, while our consolidated results for the first six months of 2011 included a three basis points benefit related to the reduction of certain North American bad debt reserves. Our North American operating margin increased to 1.86% in the first six months of 2012 from 1.74% in the first six months of 2011. The year-over-year increase in our North American operating margin is driven primarily by stronger hard disk drive margins in the first quarter of 2012 as well as operating expense leverage on the region’s sales growth, partially offset by approximately nine basis points associated with acquisition-related costs and costs associated with the transition of our chief executive officer, while the region’s results for the first six months of 2011 included a benefit of approximately seven basis points related to the reduction of certain bad debts reserves. Our European operating margin decreased to 0.72% in the first six months of 2012 from 0.89% in the first six months of 2011, primarily driven by the continued challenging economic and competitive environment in that region. Our Asia-Pacific operating margin increased to 0.73% in the first six months of 2012 from 0.63% in the first six months of 2011. The year-over-year increase in our Asia-Pacific operating margin is a result of good cost control and operating leverage on our high volume of sales, offset partially by increased sales of lower margin products. Our Australian operations also improved relative to the prior year period, but continued to generate an operating loss, which negatively impacted the region’s operating margin by 70 basis points in the first six months of 2012, compared to a 99 basis points impact in the first six months of 2011. Our Latin American operating margin decreased to 1.36% in the first six months of 2012 from 1.61% in the first six months of 2011, which largely reflects approximately 27 basis points of costs primarily associated with the closure of our Argentina in-county operations, as discussed above.

We incurred other expenses, net, of $29,788 in the first six months of 2012 compared to $31,975 in the first six months of 2011. The year-over-year decrease is primarily attributable to lower net interest expense resulting from the overall reduction in average debt outstanding in the first six months of 2012, offset partially by a $7,325 year-over-year increase in net losses on foreign currency exchange primarily from hedging and other currency losses in certain of our Asia-Pacific and Latin American operations and the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency.

Management’s Discussion and Analysis Continued

The provision for income taxes was $20,801, or an effective tax rate of 12.1%, in the first six months of 2012 compared to $49,186, or an effective tax rate of 29.8%, in the first six months of 2011. The first six months of 2012 included net discrete tax benefits of approximately $28,500, or 16.6 percentage points of the effective tax rate, which was primarily a result of the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies, which was realized in the current period (see Note 10 to our consolidated financial statements), and the $4,400 or 2.6 percentage points of discrete benefits recognized in the second quarter of 2012, as previously discussed. The remaining year-over-year change in the effective tax rate is driven by factors consistent with our discussion of the results for the second quarters of 2012 and 2011.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•

the impact of and possible disruption caused by efforts to improve our IT capabilities, integrate acquisitions, including the pending acquisition of BrightPoint, or implement reorganization actions, as well as the related expenses and/or charges;

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

•	the impact of acquisitions, including the pending acquisition of BrightPoint, and divestitures;

•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, or regulatory matters;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

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

Management’s Discussion and Analysis Continued

Our cash and cash equivalents totaled $981,244 and $891,403 at June 30, 2012 and December 31, 2011, respectively. We normally have a seasonal decline in sales from the fourth quarter to the second. For example, this seasonal drop was more than 12% in the second quarter of 2012 compared to the fourth quarter of 2011. As noted above, this trend will typically yield a decrease in our net investment in working capital. While still within our normal range of 22 to 26 working capital days, our working capital days at the end of the second half of 2012 increased by three days from year-end 2011, primarily because of the impact of slower retail demand and other seasonal buildup of inventory levels, which essentially offset the impact of the decline in sales from the fourth quarter of 2011.

Operating activities provided net cash of $84,303 for the first six months of 2012 compared to $276,833 for the first six months of 2011. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities for the first six months of 2012 principally reflects our net income before noncash charges, and the working capital trends discussed above, most notably our collections of accounts receivable from the end of 2011, offset in part by payments of our accounts payable, higher investment in inventory and a decrease in our book overdraft balance (see “Capital Resources” for further discussion of this balance). Our cash flows from operations in the first six months of 2011 reflects many of these same trends. The higher level of inventory in the current year quarter compared to prior year quarter reflects our targeted stocking levels to facilitate typically higher second half seasonality, primarily in our North America, Asia-Pacific, and Latin American operations.

Investing activities used net cash of $44,718 for the first six months of 2012 compared to $63,998 in the first six months of 2011. The net cash used by investing activities was primarily driven by capital expenditures in both periods, with a higher level of capital expenditures in the previous year based on the timing of investments in our previously discussed enterprise system deployment, and some incremental investment in a new warehouse facility in our Asia-Pacific region in the first quarter of 2011.

Financing activities provided net cash of $58,066 while driving a net cash outflow of $31,217 in the first six months of 2012 and 2011, respectively. The net cash provided by financing activities in the first six months of 2012 primarily reflects the net proceeds of $74,193 on our revolving credit facilities used to fund our ongoing operations, including working capital investment as noted above, and proceeds from exercises of stock options of $28,632; partially offset by our repurchase of $50,000 of Class A Common Stock. The net cash used by financing activities in the prior year reflects the same general activities, although is driven by a higher level of stock repurchases and a lower level of proceeds from revolving credit facilities in the prior year.

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

Capital Resources

We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $2,797,000, of which $463,907 was outstanding at June 30, 2012, and a commitment for a $300,000 senior unsecured bridge term loan facility. These facilities have staggered maturities through 2017. Our cash and cash equivalents totaled $981,244 and $891,403 at June 30, 2012 and December 31, 2011, respectively, of which $720,588 and $773,816, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of June 30, 2012 and December 31, 2011, we had book overdrafts of $479,105 and $511,172, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from

Management’s Discussion and Analysis Continued

time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.

We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.

We have a revolving trade accounts receivable-backed financing program in North America that matures in April 2014 and provides for up to $500,000 in borrowing capacity. This financing program may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had no borrowings at June 30, 2012 and December 31, 2011 under this North American financing program.

We have a revolving trade accounts receivable-backed financing program in Europe that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $126,000 at June 30, 2012 exchange rates. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at June 30, 2012 and December 31, 2011 under this European financing program.

We have two other revolving trade accounts receivable-backed financing programs in Europe, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $94,000, and €90,000, or approximately $114,000, at June 30, 2012 exchange rates. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at June 30, 2012 and December 31, 2011 under these European financing programs.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific that matures in May 2014 and provides for a borrowing capacity of up to 160,000 Australian dollars, or approximately $164,000 at June 30, 2012 exchange rates. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had borrowings of $20,470 and $0 at June 30, 2012 and December 31, 2011, respectively, under this Asia-Pacific financing program.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At June 30, 2012, our actual aggregate capacity under these programs was approximately $928,000 based on eligible trade accounts receivable available, of which no amount of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At June 30, 2012, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,468,000.

We have a $750,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which matures in September 2016. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at June 30, 2012 and December 31, 2011 under this credit facility. This credit facility may also be used to issue letters of credit. At both June 30, 2012 and December 31, 2011, letters of credit of $4,700 were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.

Management’s Discussion and Analysis Continued

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $749,000 at June 30, 2012. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 30, 2012 and December 31, 2011, respectively, we had $143,437 and $92,428 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.9% and 8.1% per annum at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, letters of credit totaling $24,281 and $31,405, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

On June 29, 2012, we obtained a commitment for a $300,000 senior unsecured bridge term loan facility to be provided by a syndicate of banks to support our pending acquisition of BrightPoint. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings. The facility matures 364 days following the closing of the acquisition. This facility contains a mandatory prepayment provision subsequent to sale of certain assets, or a debt or an equity issuance, as defined in the agreement. The obligation of the banks to enter into the facility contemplated by the commitment is subject to the negotiation and execution of definitive documentation prior to March 31, 2013. There were no drawings under this facility at June 30, 2012.

There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than those noted in this “Capital Resources” section.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At June 30, 2012, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and other credit agreements, as discussed above.

Trade Accounts Receivable Factoring Programs

We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed $150,000. We also have an uncommitted factoring program in Europe under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed €40,000, or approximately $51,000, at June 30, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 30, 2012 and December 31, 2011, we had a total of $150,891 and $165,744, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Other Matters

See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our quantitative and qualitative disclosures about market risk for the twenty-six weeks ended June 30, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2011.

Management’s Discussion and Analysis Continued

Item 4. Controls and Procedures

Our management evaluated, with the participation of the Chief Executive Officer and Chief Operating and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Operating and Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1. Legal Proceedings

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2003 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,290 at June 30, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,359 at June 30, 2012 exchange rates) of service taxes were due on the resale of software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($12,810 at June 30, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,866 at June 30, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor, we believe the matters raised in the various assessments, other than those noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 26,711 ($13,214 at June 30, 2012 exchange rates) for penalties and interest on the 2003 assessment and up to Brazilian Reais 110,711 ($54,607 at June 30, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2003 Federal import tax assessment, we continue to maintain a reserve for the principal amount assessed at June 30, 2012.

In March 2008, we and one of our subsidiaries were named as defendants in a lawsuit arising out of the 2005 bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). The liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillipp Bennet, and numerous other individuals and entities. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in loan transactions between the subsidiary and Refco in early 2000 and early 2001, causing damage to the hedge funds in an unspecified amount. The action is pending in the U.S. District Court for the Southern District of New York. On July 17, 2012, the trial judge indicated his intention to enter a final judgment in our favor, dismissing plaintiffs’ claims against us and our subsidiary with prejudice. Such judgment when entered may still be appealed by plaintiffs, but we do not expect the final disposition of the Krys matter to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We are exposed to risks associated with acquisitions and strategic investments, including our pending acquisition of BrightPoint. We have made and expect to continue to make investments in new business strategies and initiatives, including acquisitions, which could disrupt our business and have an adverse effect on our operating results. Such investments may involve significant risks and uncertainties, including, among others:

•	distraction of management’s attention away from normal business operations;

•	insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy;

•	difficulty in the integration of acquired businesses, including new employees, business systems and technology;

•	inability to adapt to challenges of new markets, including geographies, products and services, or to attract new sources of profitable business from expansion of products or services;

•	exposure to new regulations; and

•	issues not discovered in our due diligence process.

In addition, our operations may be adversely impacted by an acquisition that does not meet our expectations, is improperly executed, or substantially increases our debt. Any of the above factors could adversely affect our operating results or financial condition.

        On July 2, 2012, we announced that we signed a definitive merger agreement to acquire BrightPoint in a transaction valued at approximately $840,000, including the assumption of approximately $190,000 of BrightPoint’s debt (net of cash) as of June 30, 2012. Our pending acquisition of BrightPoint is subject to various customary closing conditions, including approval by BrightPoint’s shareholders and receipt of U.S. and foreign antitrust approvals in a timely manner. Other uncertainties of the transaction include pending and future BrightPoint shareholder lawsuits related to proposed or completed transaction; and other unknown, underestimated and/or undisclosed commitments or liabilities; and our ability to enter into and consummate the senior unsecured bridge term loan facility for up to $300,000 for which we have entered into a commitment letter. Further, the success of this pending acquisition will depend in part on our ability to realize the anticipated synergies, cost savings and growth opportunities, including growth of the mobility market in general, that we expect from integrating BrightPoint’s business with our business. Our ability to realize these benefits and the timing of this realization will depend on successfully integrating BrightPoint’s operations, which will be a complex, costly, and time-consuming process. Any inability to integrate BrightPoint successfully, or a delay in such integration, could have an adverse effect on us. Challenges we may experience with the integration of BrightPoint, or any other acquired business include, among others:

•	retaining key employees;

•	preserving our and the acquired company’s customer, supplier and other important relationships;

•	consolidating corporate, administrative, technological and operational infrastructure;

•	coordinating sales and marketing functions;

•	bridging possible differences in cultures and management philosophies;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically dispersed organizations.

If our acquisition of BrightPoint is not completed, we would be subject to a different set of risks, including the consequences of management’s attention being diverted from our day-to-day business over an extended period, any disruption to our relationships with customers or suppliers relating to the pending acquisition, significant costs and expenses that we may have incurred in connection with the pending acquisition, and our inability to realize the benefits that we expect by acquiring BrightPoint.

We had $67,521 of identifiable net intangible assets recorded in connection with various acquisitions as of June 30, 2012 and that amount, as well as the amount of goodwill on our consolidated balance sheet, will substantially increase following the consummation of the BrightPoint acquisition. If our future results of operations are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize an impairment charge relating to our long-lived assets, goodwill or identifiable intangible assets, which would adversely affect our results of operations.

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

Our Board of Directors authorized a three-year $400,000 share repurchase program in October 2010. The following table provides information about our monthly share repurchase activity under this program during the second quarter of 2012 (share amounts in thousands):

Issuer Purchases of Equity Securities
Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 14 - May 25, 2012	2,729	$18.32	15,205	$124,095

Total	2,729

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

Item 6. Exhibits

No.	Description
3.1	Amended and Restated Bylaws of Ingram Micro Inc. dated March 6, 2012 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 7, 2012)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Operating and Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

July 30, 2012

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Bylaws of Ingram Micro Inc. dated March 6, 2012 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 7, 2012)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.