Form 10-Q
period 2012-09-29
INGRAM MICRO INC
filed 2012-10-30
CIK 1018003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The Registrant had 150,151,268 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 29, 2012.

INGRAM MICRO INC.

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(In 000s, except par value)

(Unaudited)

	September 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,156,076	$891,403
Trade accounts receivable (less allowances of $61,962 and $60,236)	3,784,098	4,465,329
Inventory	3,338,513	2,942,164
Other current assets	363,417	319,506

Total current assets	8,642,104	8,618,402
Property and equipment, net	353,353	323,261
Intangible assets, net	65,374	73,330
Other assets	133,755	131,523

Total assets	$9,194,586	$9,146,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,411,990	$4,893,437
Accrued expenses	441,024	524,010
Short-term debt and current maturities of long-term debt	159,979	92,428

Total current liabilities	5,012,993	5,509,875
Long-term debt, less current maturities	610,693	300,000
Other liabilities	83,051	63,864

Total liabilities	5,706,737	5,873,739

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 188,182 and 185,127 shares issued and 150,151 and 149,484 shares outstanding in 2012 and 2011, respectively	1,882	1,851
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,354,123	1,316,596
Treasury stock, 38,031 and 35,643 shares in 2012 and 2011, respectively	(648,108)	(604,331)
Retained earnings	2,649,553	2,444,995
Accumulated other comprehensive income	130,399	113,666

Total stockholders’ equity	3,487,849	3,272,777

Total liabilities and stockholders’ equity	$9,194,586	$9,146,516

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(In 000s, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net sales	$9,034,141	$8,903,020	$26,447,417	$26,375,757

Cost of sales	8,580,249	8,462,300	25,073,238	25,021,733

Gross profit	453,892	440,720	1,374,179	1,354,024

Operating expenses:
Selling, general and administrative	355,975	354,185	1,073,030	1,070,556
Reorganization costs	5,268	1,156	6,664	887

	361,243	355,341	1,079,694	1,071,443

Income from operations	92,649	85,379	294,485	282,581

Other expense (income):
Interest income	(1,445)	(1,432)	(7,411)	(4,056)
Interest expense	14,946	13,048	38,252	40,561
Net foreign currency exchange loss (gain)	2,204	(1,348)	9,564	(1,313)
Loss from settlement of interest rate swap and senior unsecured term loan	—	5,624	—	5,624
Other	1,918	2,393	7,006	9,444

	17,623	18,285	47,411	50,260

Income before income taxes	75,026	67,094	247,074	232,321

Provision for income taxes	21,715	43,768	42,516	92,954

Net income	$53,311	$23,326	$204,558	$139,367

Basic earnings per share	$0.36	$0.15	$1.36	$0.88

Diluted earnings per share	$0.35	$0.15	$1.33	$0.86

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In 000s)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$53,311	$23,326	$204,558	$139,367

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	48,486	(123,555)	16,848	(30,159)
Unrealized holding gain on interest rate swap agreement designated as cash flow hedge	—	6,789	—	9,252
Net unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(184)	334	(115)	(12)

Other comprehensive income (loss), net of tax	48,302	(116,432)	16,733	(20,919)

Comprehensive income (loss)	$101,613	$(93,106)	$221,291	$118,448

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000s)

(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$204,558	$139,367
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	41,791	42,947
Stock-based compensation	21,815	25,068
Excess tax benefit from stock-based compensation	(5,197)	(3,029)
Loss from settlement of interest rate swap and senior unsecured term loan	—	5,624
Noncash charges for interest and bond discount amortization	1,449	1,418
Deferred income taxes	18,648	27,072
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	704,089	424,147
Inventory	(386,598)	(174,742)
Other current assets	(42,729)	81,642
Accounts payable	(516,019)	(117,761)
Change in book overdrafts	17,233	(44,574)
Accrued expenses	(93,956)	(148,848)

Cash provided (used) by operating activities	(34,916)	258,331

Cash flows from investing activities:
Purchases of property and equipment	(64,606)	(90,907)
Sale of (investment in) marketable trading securities	935	(1,261)
Acquisition and earn-out payments, net of cash acquired	(338)	(2,106)

Cash used by investing activities	(64,009)	(94,274)

Cash flows from financing activities:
Proceeds from exercise of stock options	29,331	41,854
Repurchase of Class A Common Stock	(50,000)	(150,905)
Excess tax benefit from stock-based compensation	5,197	3,029
Net proceeds from issuance of senior unsecured notes	296,256	—
Repayments of senior unsecured term loan	—	(239,752)
Net proceeds from revolving credit facilities	79,561	41,659

Cash provided (used) by financing activities	360,345	(304,115)

Effect of exchange rate changes on cash and cash equivalents	3,253	(13,203)

Increase (decrease) in cash and cash equivalents	264,673	(153,261)

Cash and cash equivalents, beginning of period	891,403	1,155,551

Cash and cash equivalents, end of period	$1,156,076	$1,002,290

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 1 – Organization and Basis of Presentation

Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Asia-Pacific and Latin America.

The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of September 29, 2012, our consolidated results of operations and comprehensive income for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011 and our consolidated cash flows for the thirty-nine weeks ended September 29, 2012 and October 1, 2011. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. The consolidated results of operations for the thirteen and thirty-nine weeks ended September 29, 2012 may not be indicative of the consolidated results of operations that can be expected for the full year. Our consolidated results of operations for the thirteen and fifty-two weeks ended December 29, 2012 will be impacted by our subsequent acquisitions of Brightpoint, Inc. (“BrightPoint”) and Aptec Holdings Ltd. (“Aptec”) as discussed in Note 7.

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

Book Overdrafts

Book overdrafts of $528,405 and $511,172 as of September 29, 2012 and December 31, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 29, 2012 and December 31, 2011, or any balance on any given date.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Trade Accounts Receivable Factoring Programs

We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed $150,000. We also have an uncommitted factoring program in Europe under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed €40,000, or approximately $52,000, at September 29, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 29, 2012 and December 31, 2011, we had a total of $161,643 and $165,744, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $553 and $666 incurred for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and $2,515 and $2,239 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

Note 2 – Share Repurchases

In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, of which $124,095 is remaining for repurchase at September 29, 2012. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Equity Incentive Plan (see Note 4). We did not repurchase shares during the thirteen weeks ended September 29, 2012. Our stock repurchase and issuance activity for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 is summarized in the table below:

		Weighted
		Average
	Shares	Price Per Share	Amount
Cumulative balance at December 31, 2011	35,643	$16.96	$604,331
Repurchase of Class A Common Stock	2,729	18.32	50,000
Issuance of Class A Common Stock	(341)	18.28	(6,223)

Cumulative balance at September 29, 2012	38,031	17.04	$648,108

Cumulative balance at January 1, 2011	23,713	$16.40	$388,817
Repurchase of Class A Common Stock	8,312	18.15	150,905
Issuance of Class A Common Stock	(538)	19.01	(10,231)

Cumulative balance at October 1, 2011	31,487	16.82	$529,491

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

The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net income	$53,311	$23,326	$204,558	$139,367

Weighted average shares	150,150	153,759	150,793	157,883

Basic EPS	$0.36	$0.15	$1.36	$0.88

Weighted average shares, including the dilutive effect of stock-based awards (2,666 and 3,008 for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and 3,078 and 3,660 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively)	152,816	156,767	153,871	161,543

Diluted EPS	$0.35	$0.15	$1.33	$0.86

There were approximately 4,214 and 4,452 stock-based awards for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and 3,485 and 2,304 stock-based awards for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby resulting in an antidilutive effect.

Note 4 – Stock-Based Compensation

We currently have a single stock incentive plan, the Ingram Micro Inc. 2011 Equity Incentive Plan (the “2011 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for restricted stock and restricted stock units for grants to management for the periods presented are based on income before tax, earnings growth, return on invested capital, and total shareholders return.

No stock options were granted during the thirteen weeks ended September 29, 2012 or October 1, 2011, while restricted stock and restricted stock units granted were 108 and 16, respectively. Stock options granted during the thirty-nine weeks ended September 29, 2012 and October 1, 2011 were 51 and 39, respectively, and restricted stock and restricted stock units granted were 2,740 and 1,775, respectively. As of September 29, 2012, approximately 9,500 shares were available for grant under the 2011 Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended September 29, 2012 and October 1, 2011 was $7,240 and $9,080, respectively, and the related income tax benefit was $2,427 and $2,200, respectively. Stock-based compensation expense for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was $21,815 and $25,068, respectively, and the related income tax benefit was approximately $6,768 and $6,700, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

During the thirteen weeks ended September 29, 2012 and October 1, 2011, a total of 21 and 184 stock options, respectively, were exercised, and 19 and 11 restricted stock and/or restricted stock units vested, respectively. For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, a total of 1,955 and 2,195 stock options, respectively, were exercised, and 2,122 and 1,099 restricted stock and restricted stock units vested, respectively. These restricted stock and/or restricted stock units do not have any shares issued during the thirteen weeks ended September 29, 2012 and October 1, 2011 based on performance-based grants previously approved by the Board of Directors while there were 1,495 and 133 shares issued during the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. During the thirty-nine weeks ended October 1, 2011, the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of 772 shares.

Note 5 – Derivative Financial Instruments

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	September 29,	December 31,	September 29,	December 31,
	2012	2011	2012	2011
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$1,914	$—	$32	$—

Accrued expenses
Foreign exchange contracts	4,761	—	(207)	—

	6,675	—	(175)	—

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	266,416	552,677	1,636	10,689

Accrued expenses
Foreign exchange contracts	662,736	574,018	(7,684)	(3,976)

	929,152	1,126,695	(6,048)	6,713

Total	$935,827	$1,126,695	$(6,223)	$6,713

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

The amount recognized in earnings from our derivative instruments, including ineffectiveness, was a net gain (loss) of $(23,474) and $35,645 for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and $(31,582) and $(5,310) for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. The unrealized gains (losses) associated with our cash flow hedging transactions, net of taxes, are reflected in our consolidated statement of comprehensive income for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011.

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

At September 29, 2012 and December 31, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $891,395 and $399,420, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $48,632 and $44,498, respectively, both determined based on Level 1 criteria, as defined above, and derivative assets of $1,668 and $10,689, respectively, and derivative liabilities of $7,891 and $3,976, respectively, determined based on Level 2 criteria. The change in the fair value of all derivative instruments was a net unrealized gain (loss) of $(5,002) and $32,350 for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and a net unrealized gain (loss) of $(12,936) and $42,409 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Note 7 – Acquisitions and Intangible Assets

During the first quarter of 2011, we acquired the assets and liabilities of Aretê Sistemas S.A. (“Aretê”) in Spain, which further strengthened our capabilities in value-added distribution in our European region. Our agreement with Aretê called for cash payments of $2,106 made in 2011, and a maximum potential earn-out of $5,000 to be paid out over four years through December 31, 2014 based upon the achievement of certain pre-defined targets. We recorded the earn-out amount of $2,062 through the purchase accounting for Aretê, which reflects the estimated fair value of the payout to be achieved. The aggregate purchase price of $4,168 was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $4,142, primarily related to vendor and customer relationships with estimated useful lives of 10 years.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

During the first nine months of 2012, we paid $338 for one of the annual earn-out payments related to an acquisition made in an earlier year. This amount was previously accrued at the time of the acquisition.

The gross carrying amounts of finite-lived identifiable intangible assets of $183,865 and $183,557 at September 29, 2012 and December 31, 2011, respectively, are amortized over their remaining estimated lives ranging up to 16 years. The net carrying amount was $65,374 and $73,330 at September 29, 2012 and December 31, 2011, respectively. Amortization expense was $2,546 and $2,976 for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and $8,177 and $9,431 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively.

In July 2012, we announced the signing of a definitive agreement to acquire BrightPoint, a U.S. publicly traded entity and a global leader in providing device lifecycle services to the wireless industry. We acquired all of the outstanding shares of BrightPoint on October 15, 2012 for an estimated enterprise value of approximately $900,000, which included the settlement of $260,000 of BrightPoint’s debt, which was effectively refinanced after closing with our lower-cost borrowing facilities. As a result of this acquisition, we expect to expand our geographic reach and product portfolio while adding significantly higher margin logistics services and solutions, positioning us as a leading global provider of device lifecycle services and solutions. Associated primarily with BrightPoint, we incurred acquisition-related costs of $2,270 for the third quarter of 2012 and $6,315 for the first nine months of 2012. These costs are recorded in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statement of income.

On August 13, 2012, we announced the signing of a definitive agreement to acquire certain IT distribution businesses of Aptec, a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services. We acquired Aptec, excluding its Turkey and Saudi Arabia businesses, on September 30, 2012 for a cash price of approximately $18,000. The acquisitions of the two excluded Aptec business units are expected to close within the next two quarters. This acquisition broadens our reach into the Middle East and Africa, while also building our portfolio of higher margin value-added distribution.

The allocation of the purchase price to major assets and liabilities obtained in both BrightPoint and Aptec acquisitions is currently in progress.

Note 8 – Reorganization and Expense-Reduction Program Costs

During the first nine months of 2012, we implemented headcount reductions primarily to better align the operating expenses of our Australian and New Zealand operations in Asia-Pacific with each country’s lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We also closed our in-country Argentina operations in Latin America and will service this market through our export operations in Miami. Associated with these actions, during the thirteen and thirty-nine weeks ended September 29, 2012, we incurred reorganization costs of $5,414 and $7,066, respectively, related to employee termination benefits for workforce reductions for 212 and 316 employees, respectively. The employee termination benefits by region in the respective thirteen and thirty-nine week period ended September 29, 2012 were $3,832 and $4,370 in Asia-Pacific, $1,582 and $2,245 in Europe, $0 and $417 in Latin America, and $0 and $34 in North America for 192 and 258 employees in Asia-Pacific, 20 and 32 employees in Europe, 0 and 20 employees in Latin America, and 0 and 4 employees in North America, respectively. The reorganization costs and activities associated with these actions are summarized in the table below for the thirty-nine weeks ended September 29, 2012:

		Amounts Paid		Remaining
		and Charged		Liability at
	Reorganization	Against the		September 29,
	Costs	Liability	Adjustments	2012
Employee termination benefits	$7,066	$(3,630)	$96	$3,532

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Adjustments reflected in the table above include the net foreign currency impact that increased the U.S. dollar liability by $96. We expect the remaining liabilities to be substantially utilized by the end of 2013.

During the first nine months of 2012, we also recorded a charge for asset impairments of $1,923 associated with the closure of our in-country Argentina operations. This charge is included in SG&A expenses in the accompanying consolidated statement of income.

In the second half of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume as a result of the system-implementation complications and loss of market share in that country. We also implemented headcount reductions in certain operations in North America, Europe and Latin America. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below for the thirty-nine weeks ended September 29, 2012:

	Remaining	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		September 29,
	2011	Liability	Adjustments	2012
Employee termination benefits	$2,948	$(2,599)	$(211)	$138

Adjustments reflected in the table above include a reduction of $115 and $156 to reorganization liabilities recorded in prior years in Asia-Pacific and North America, respectively, for lower than expected employee termination benefits, as well as the net foreign currency impact that increased the U.S. dollar liability by $60. We expect the remaining liabilities to be substantially utilized by the end of 2012.

In 2009 and earlier, we incurred costs to integrate past acquisitions, as well as launching various other outsourcing and optimization plans, to improve operating efficiencies and better align our level of operating expenses with the decline in sales volumes resulting from the economic downturn in recent years. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below for the thirty-nine weeks ended September 29, 2012:

	Remaining	Amounts Paid		Remaining
	Liability at	and Charged		Liability at
	December 31,	Against the		September 29,
	2011	Liability	Adjustments	2012
Facility costs	$8,280	$(2,387)	$(6)	$5,887

Adjustments reflected in the table above include a reduction of $99 and $32 to reorganization liabilities recorded in prior years in North America and Europe, respectively, for lower than expected facility exit costs, as well as the net foreign currency impact that increased the U.S. dollar liability by $125.

In the first nine months of 2011, we recorded a net reorganization charge of $887, consisting of a charge of $924 for a cost-reduction program related to our Australian operations in Asia-Pacific implemented during the third quarter of 2011 and a reduction to reorganization liabilities recorded in prior years amounting to $269 in Europe for lower than expected costs associated with facility consolidations; partially offset by additional accrual of $232 in North America related to a true-up for greater than expected costs associated with facility consolidations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 9 – Debt

The carrying value of our outstanding debt consists of the following:

	September 29,	December 31,
	2012	2011
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00%, due 2022, net of unamortized discount of $1,770	298,230	—
Asia-Pacific revolving trade accounts receivable-backed financing program	12,463	—
Lines of credit and other debt	159,979	92,428

	770,672	392,428
Short-term debt and current maturities of long-term debt	(159,979)	(92,428)

	$610,693	$300,000

In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At September 29, 2012, our senior unsecured notes due 2022 have a carrying value of $298,230, net of unamortized discount of $1,770. We may redeem the notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed plus accrued interest on the principal amount being redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 50 basis points, as well as accrued interest on the principal amount being redeemed.

On June 29, 2012, we obtained a commitment for a $300,000 senior unsecured bridge term loan facility to be provided by a syndicate of banks to support our recent acquisition of BrightPoint (see Note 7). As defined in the agreement, this commitment was terminated upon our issuance of the $300,000 senior unsecured notes due 2022, as discussed above.

Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended September 29, 2012 was 28.9% compared to 65.2% for the thirteen weeks ended October 1, 2011. Under U.S. accounting rules for income taxes, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets and changes in the assessment of or resolution of uncertain tax positions. The decrease in the effective tax rate is primarily attributable to a one-time, non-cash charge taken during the thirteen weeks ended October 1, 2011, to record a valuation allowance of $24,810, or 37.0% of income before taxes, on all deferred tax assets of our operations in Brazil.

For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, our effective tax rate was 17.2% and 40.0%, respectively. The thirty-nine weeks ended September 29, 2012 included net discrete tax benefits of approximately $34,600 or 14.0% of the effective tax rate, which was primarily the result of the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies, realized during the first thirteen weeks of the year, and the release of an unrecognized tax benefit due to the expiration of the applicable statute of limitations in Australia, realized during the second thirteen weeks of the year. The valuation allowance on the deferred tax assets of our operations in Brazil represented 10.7% of income before taxes in the thirty-nine weeks ended October 1, 2011.

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

At September 29, 2012, our deferred tax assets totaled $367,696 ($176,523 net of valuation allowances), approximately 47% of which related to net operating loss carryforwards. In our Australian operation, we had deferred tax assets of $38,362 at September 29, 2012. This included net operating loss carryforwards of $31,264, generated since the beginning of 2011 for that entity, which are allowed to be carried forward indefinitely to offset future taxable income under Australian law. While we currently believe it is more likely than not that all of our Australian deferred tax assets will be realized, we monitor this as well as all of our other deferred tax assets for realizability in a similar manner, and will record a valuation allowance if circumstances change and we believe the weight of objectively verifiable positive evidence no longer exceeds the negative evidence in each case.

At September 29, 2012, we had gross unrecognized tax benefits of $23,908 compared to $24,888 at December 31, 2011, representing a net decrease of $980 during the thirty-nine weeks ended September 29, 2012. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $6,228 and $4,382 at September 29, 2012 and December 31, 2011, respectively.

Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation allowance for deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the IRS and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009. During the thirty-nine weeks ended September 29, 2012, we agreed to certain IRS audit adjustments for all three years, resulting in an immaterial amount of discrete tax benefits. As the statute of limitations has been extended for the periods 2007 to 2009, it is possible that the IRS may reopen audits for these periods. It is also possible that, within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax examinations may commence, and that other issues may be effectively settled. Our foreign subsidiaries are subject to periodic examination for statutory periods ranging from three to five years. We do not, however, expect our assessment of unrecognized tax benefits to change significantly over the next twelve months.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 11 – Segment Information

We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions. Our operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount. Our current operating segments may change due to our subsequent acquisition of BrightPoint as discussed in Note 7.

Geographic areas in which we operate currently include North America (United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland, and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, and Thailand), and Latin America (Brazil, Chile, Mexico, Peru and our Latin American export operations in Miami). During the first nine months of 2012, we closed our in-country Argentina operations in Latin America.

Financial information by geographic segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net sales:
North America	$3,972,208	$3,769,733	$11,416,399	$11,036,595
Europe	2,420,425	2,653,054	7,527,622	8,169,408
Asia-Pacific	2,174,409	2,059,944	6,162,273	5,955,784
Latin America	467,099	420,289	1,341,123	1,213,970

Total	$9,034,141	$8,903,020	$26,447,417	$26,375,757

Income from operations:
North America	$66,935	$64,247	$205,313	$190,984
Europe	14,498	16,198	51,412	65,195
Asia-Pacific	9,193	7,773	38,447	32,482
Latin America	9,263	6,241	21,128	18,988
Stock-based compensation expense	(7,240)	(9,080)	(21,815)	(25,068)

Total	$92,649	$85,379	$294,485	$282,581

Capital expenditures:
North America	$16,049	$23,668	$48,107	$76,447
Europe	1,048	1,517	2,863	3,575
Asia-Pacific	1,593	4,691	12,764	10,626
Latin America	411	110	872	259

Total	$19,101	$29,986	$64,606	$90,907

Depreciation and amortization:
North America	$8,216	$9,470	$24,950	$26,003
Europe	2,951	3,129	9,166	9,930
Asia-Pacific	1,857	1,621	6,060	5,092
Latin America	535	560	1,615	1,922

Total	$13,559	$14,780	$41,791	$42,947

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

	As of
	September 29,	December 31,
	2012	2011
Identifiable assets:
North America	$4,316,111	$3,922,713
Europe	2,577,223	3,066,825
Asia-Pacific	1,777,848	1,640,771
Latin America	523,404	516,207

Total	$9,194,586	$9,146,516

Long-lived assets:
North America	$313,304	$290,075
Europe	52,612	59,143
Asia-Pacific	43,108	36,760
Latin America	9,703	10,613

Total	$418,727	$396,591

Net sales for the United States, which is our country of domicile, were $3,670,107 and $3,421,010 for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and $10,312,829 and $9,769,977 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. Long-lived assets located in the United States were $311,561 and $288,730 as of September 29, 2012 and December 31, 2011, respectively.

Note 12 – Commitments and Contingencies

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2003 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,261 at September 29, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,336 at September 29, 2012 exchange rates) of service taxes were due on the resale of software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($12,790 at September 29, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,830 at September 29, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor, we believe the matters raised in the various assessments, other than those noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 27,035 ($13,314 at September 29, 2012 exchange rates) for penalties and interest on the 2003 assessment and up to Brazilian Reais 114,789 ($56,529 at September 29, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2003 Federal import tax assessment, we continue to maintain a reserve for the principal amount assessed at September 29, 2012.

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

Note 13 – New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding the testing of indefinite-lived intangible assets for impairment. This update provides an entity the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that an indefinite-lived intangible asset is impaired, it is required to determine the fair value of the asset and perform the quantitative impairment test in accordance with the guidance on the impairment of intangible assets other than goodwill. If an entity concludes otherwise, no further quantitative assessment is required. This guidance is effective for us beginning December 30, 2012 (the first day of fiscal 2013). Early adoption is permitted. We do not expect the adoption of this standard update to have a material impact on our consolidated results of operations, cash flows or financial position.

In December 2011, FASB issued a new accounting standard related to enhanced disclosures on offsetting (netting) of assets and liabilities in the financial statements. This standard requires improved information about financial instruments and derivative instruments that are either allowed to be offset in accordance with another accounting standard or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with another accounting standard. Under this standard, financial statements should disclose the gross amounts of those recognized assets and liabilities and the amounts offset, whether permitted by another accounting standard or subject to master netting arrangement, to determine the net amounts presented in the statement of financial position. This standard is effective for us beginning December 30, 2012 (the first day of fiscal 2013) and must be applied retrospectively for all comparative periods presented. We are currently in the process of assessing what impact this standard may have on our consolidated financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process and efficiency enhancements; synergies and cost-savings; cash flows; inventory levels; working capital days; capital expenditures; liquidity; capital requirements; impact of acquisitions and integration and other related costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; taxes; and rates of return. Additionally, in connection with our recent acquisition of Brightpoint, Inc. (“BrightPoint”) as discussed below, important risk factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, without limitation: BrightPoint’s business may not perform as expected due to transaction-related uncertainty among vendors, customers and associates or other factors; growth of the mobility industry; management’s ability to execute its strategies and objectives for future operations, including the execution of integration plans; our ability to maintain access to adequate levels of capital at reasonable rates; and our ability to achieve the expected benefits and manage the expected costs of the transaction. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission as well as those included in Part II Item 1A “Risk Factors” of this Form 10-Q.

We disclaim any duty to update any forward-looking statements.

Overview of Our Business

We are the largest wholesale distributor of information technology, or IT, products and supply chain solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. To mitigate these factors, we periodically implement changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in specialty product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing, cloud computing, consumer electronics and fee-for-service logistics offerings. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied, and continue to rely heavily, on trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.

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

In July 2012, we announced the signing of a definitive agreement to acquire BrightPoint, a U.S. publicly traded company and a global leader in providing device lifecycle services to the wireless industry. BrightPoint had net sales of $5,200,000 and earnings from operations of $73,000 for the year ended December 31, 2011. We acquired all of the outstanding shares of BrightPoint on October 15, 2012. We believe this acquisition will greatly enhance our global position in mobility as well as our fee-for-service logistics offerings. We expect to realize annual cost synergies and efficiencies in excess of $55,000 by 2014, and the transaction is currently estimated to be accretive to earnings per share by approximately $0.18 per diluted share in 2013 and $0.35 per diluted share in 2014, excluding one-time charges and integration costs.

On August 13, 2012, we announced the signing of a definitive agreement to acquire certain IT distribution businesses of Aptec Holdings Ltd. (“Aptec”), a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services. We acquired Aptec, excluding its Turkey and Saudi Arabia businesses, on September 30, 2012 (the first day of our fiscal fourth quarter). The acquisitions of the excluded Aptec business units are expected to close within the next two quarters. This acquisition broadens our reach into the Middle East and Africa, while also building our portfolio of higher margin value-added distribution business.

We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.

We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP systems in a phased, country-by-country approach over the next several years. We completed our first deployment in Singapore in 2009. In the period since, we have deployed SAP in New Zealand, Indonesia, Malaysia, Chile, Belgium and the Netherlands, and have also deployed the SAP financial modules in North America. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia operated on a different legacy enterprise system than all of our other operations and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. Australia was the first country with this warehouse management system to deploy SAP. These features made the Australian conversion more complex than those we had previously undertaken in other countries. Connectivity between the new system and those of our warehouse and partners, and the ramp-up of effective order processing, did not run as we planned. In addition, the customer experience with the new system was not as robust as what we were providing with our legacy systems. As a result of these challenges, our sales and profitability in Australia were significantly negatively impacted. We believe we have addressed the customer-service and order management functionality of the new system and are currently deploying these upgrades to better meet our customers’ needs. The pace of recovery of revenues and profitability in Australia have also been impacted by a weaker local market and have remained subdued in the first nine months of 2012, and we expect the year-over-year improvement to be somewhat tempered at least through the next few quarters as we continue to rebuild vendor and customer relationships. We have adjusted our SAP system deployment schedule to allow for the deployment of the enhanced functionality globally. However, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.

Management’s Discussion and Analysis Continued

Operations

The following tables set forth our net sales by geographic region, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region, for each of the periods indicated:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 29,		October 1,		September 29,		October 1,
	2012		2011		2012		2011
Net sales by geographic region:
North America	$3,972,208	44.0%	$3,769,733	42.4%	$11,416,399	43.2%	$11,036,595	41.8%
Europe	2,420,425	26.8	2,653,054	29.8	7,527,622	28.4	8,169,408	31.0
Asia-Pacific	2,174,409	24.0	2,059,944	23.1	6,162,273	23.3	5,955,784	22.6
Latin America	467,099	5.2	420,289	4.7	1,341,123	5.1	1,213,970	4.6

Total	$9,034,141	100.0%	$8,903,020	100.0%	$26,447,417	100.0%	$26,375,757	100.0%

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 29,		October 1,		September 29,		October 1,
	2012		2011		2012		2011
Operating income and operating margin by geographic region:
North America	$66,935	1.69%	$64,247	1.70%	$205,313	1.80%	$190,984	1.73%
Europe	14,498	0.60	16,198	0.61	51,412	0.68	65,195	0.80
Asia-Pacific	9,193	0.42	7,773	0.38	38,447	0.62	32,482	0.55
Latin America	9,263	1.98	6,241	1.48	21,128	1.58	18,988	1.56
Stock-based compensation expense	(7,240)	—	(9,080)	—	(21,815)	—	(25,068)	—

Total	$92,649	1.03%	$85,379	0.96%	$294,485	1.11%	$282,581	1.07%

We sell finished products purchased from many vendors and generated approximately 21%, 10% and 11% of our consolidated net sales for the thirty-nine weeks ended September 29, 2012 from Hewlett-Packard Company, Cisco Systems, Inc., and Apple Inc., respectively. For the thirty-nine weeks ended October 1, 2011, we generated approximately 22%, 11% and 6% of our consolidated net sales from products purchased from Hewlett-Packard Company, Cisco Systems, Inc. and Apple Inc., respectively. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	94.98	95.05	94.80	94.87

Gross profit	5.02	4.95	5.20	5.13
Operating expenses:
Selling, general and administrative	3.94	3.98	4.06	4.06
Reorganization costs	0.06	0.01	0.03	0.00

Income from operations	1.03	0.96	1.11	1.07
Other expense, net	0.20	0.21	0.18	0.19

Income before income taxes	0.83	0.75	0.93	0.88
Provision for income taxes	0.24	0.49	0.16	0.35

Net income	0.59%	0.26%	0.77%	0.53%

Management’s Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended September 29, 2012 Compared to the

Thirteen Weeks Ended October 1, 2011

Our consolidated net sales increased 1.5% to $9,034,141 for the thirteen weeks ended September 29, 2012 or third quarter of 2012, from $8,903,020 for the thirteen weeks ended October 1, 2011, or third quarter of 2011. Net sales from our North American, Asia-Pacific and Latin American operations increased by 5.4%, 5.6% and 11.1%, respectively, in the third quarter of 2012 compared to the third quarter of 2011. In our European operations, net sales declined by 8.8% in the third quarter of 2012 compared to the prior year quarter. The translation impacts of weaker European, Asia-Pacific and Latin American currencies relative to the U.S. dollar had negative impacts of approximately 10, 5 and 8 percentage points in the respective regions’ net sales with a combined negative effect of approximately five percentage points on our consolidated net sales. The year-over-year increase in our North American net sales was driven by solid growth in all U.S. business divisions, including double-digit increases in higher margin businesses of physical security, accessories and fee-for-service logistics, offset partially by a decline in our Canadian operation primarily due to soft economic conditions and the non-recurrence of a special promotional program by a large vendor that drove strong Canadian sales last year. The year-over-year decrease in our European net sales was primarily attributable to the translation impacts of European currencies, as discussed above. Our European net sales increased in local currency led by solid growth in Germany, the UK and France, offset by continued weakness in the Southern European and Benelux countries, all of which continue to experience challenging economic conditions. The year-over-year increase in our Asia-Pacific net sales was primarily attributable to the strong growth in two of our largest operations, China and India. We continued to experience challenges in Australia, which negatively affected the region’s revenue growth by two percentage points, but did not have a significant impact on the consolidated revenue growth. The year-over-year increase in our Latin American net sales primarily reflects continued robust demand in most countries in which we operate, despite the negative impact of foreign exchange translation discussed above.

Gross margin increased seven basis points to 5.02% in the third quarter of 2012 from 4.95% in the third quarter of 2011. The increase year-over-year is primarily attributable to revenue growth from the higher margin businesses in North America, partially offset by a greater mix of high volume, lower gross margin sales. Gross margin, however, continues to be impacted by a highly competitive selling environment in many countries, particularly in the more commoditized product lines of our broadline business, as well as strong sales growth in tablets and other personal devices, the majority of which are delivered to the market in a high velocity, yet lower cost to serve model. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin. Increased competition, product mix or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total selling, general and administrative expenses, or SG&A, expenses, increased $1,790, or 0.5%, in the third quarter of 2012 compared to the third quarter of 2011, but decreased four basis points, as a percentage of consolidated net sales, to 3.94% in the third quarter of 2012 from 3.98% in the third quarter of 2011. The year-over-year increase in SG&A expenses was primarily attributable to the variable costs associated with growth in volume of business; investments in new growth initiatives; and $2,267 in costs associated primarily with our recent acquisition of BrightPoint; partially offset by translation impacts of foreign currencies, which yielded an approximate $13,000 reduction year-over-year; our continued cost control management; and a decrease in stock-based compensation expense of $1,840, primarily due to lower estimated achievement in one of our long-term incentive compensation plans largely as a result of the business disruptions in Australia.

During the third quarter of 2012, we incurred net reorganization costs of $5,268 related to employee termination benefits for workforce reductions primarily in Asia-Pacific ($3,832) and Europe ($1,582), partially offset by reorganization credits of $146 primarily in North America and Europe to reflect lower than expected costs associated with facility consolidations and employee termination benefits for workforce reductions recorded in prior periods (see Note 8 to our consolidated financial statements). In the third quarter of 2011, we incurred a net reorganization cost of $1,156 consisting of employee termination benefits for workforce reductions in our Australian operations in Asia-Pacific and adjustments to previous actions to reflect higher than expected costs to settle lease obligations in North America.

Management’s Discussion and Analysis Continued

Operating margin was 1.03% in the third quarter of 2012 compared to 0.96% in the third quarter of 2011. The year-over-year increase in our consolidated operating margin primarily reflects the increase in our gross margin and lower SG&A expenses as a percentage of consolidated net sales, offset by higher reorganization costs as a percentage of consolidated net sales, as discussed above. Our North American operating margin remained relatively stable at 1.69% in the third quarter of 2012 compared to 1.70% in the third quarter of 2011. The growth in higher margin specialty businesses and logistics service was largely offset by the costs associated with the BrightPoint acquisition of approximately six basis points. Our European operating margin also remained relatively stable at 0.60% in the third quarter of 2012 compared to 0.61% in the third quarter of 2011. Our European operating margin reflects the impact of reorganization costs of six basis points as well as continued macro-economic challenges and competitive environment throughout the region, which were largely mitigated by successful cost control measures. Our Asia-Pacific operating margin increased to 0.42% in the third quarter of 2012 from 0.38% in the third quarter of 2011. Our Australian operations continue to experience modest improvements compared to the prior year quarter, however the overall economic situation in the country continues to be challenging and the selling environment remained highly competitive during the quarter. Australia negatively impacted the region’s operating profitability by 78 basis points in the third quarter of 2012 compared to 93 basis points in the third quarter of 2011. For the rest of the region, operating margin declined primarily due to the sales mix, which was influenced by strong sales of high velocity, lower margin products and fulfillment sales. Our Latin American operating margin increased to 1.98% in the third quarter of 2012 from 1.48% in the third quarter of 2011 with good cost control and leverage on the robust growth. We continuously evaluate and may implement further process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.

Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and other non-operating gains and losses. We incurred other expenses of $17,623 in the third quarter of 2012 compared to $18,285 in the third quarter of 2011. The year-over-year decrease is primarily attributable to the loss of $5,624 from the termination of our cash flow hedge and write-off of the remaining unamortized deferred financing costs related to the settlement of our senior unsecured term loan in September 2011, offset partially by higher interest expense as a result of the $300,000 in public debt issued in mid-August 2012, structuring and underwriting fees of $1,950 for the $300,000 senior unsecured bridge term loan commitment which was terminated upon the issuance of our $300,000 senior unsecured notes due 2022 in August 2012 and net foreign-currency losses of $2,204 in the third quarter of 2012 compared to net foreign-currency gains of $1,348 in the third quarter of 2011, the majority of which relate to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency.

The provision for income taxes was $21,715, or an effective tax rate of 28.9%, in the third quarter of 2012 compared to $43,768, or an effective tax rate of 65.2%, in the third quarter of 2011. The year-over-year change in the effective tax rate primarily reflects the non-cash charge to record a valuation allowance of $24,810 against all of the deferred tax assets of our operating subsidiary in Brazil in prior year quarter, as well as the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Results of Operations for the Thirty-nine Weeks Ended September 29, 2012 Compared to the

Thirty-nine Weeks Ended October 1, 2011

Our consolidated net sales increased 0.3% to $26,447,417 for the thirty-nine weeks ended September 29, 2012, or first nine months of 2012, from $26,375,757 for the thirty-nine weeks ended October 1, 2011, or first nine months of 2011. Net sales from our North American, Asia-Pacific and Latin American operations increased 3.4%, 3.5%, and 10.5%, respectively, in the first nine months of 2012 compared to the first nine months of 2011. In our European operations, net sales declined by 7.9% in the first nine months of 2012 compared to the prior year period. The translation impacts of relatively weaker European, Asia-Pacific and Latin American currencies relative to the U.S. dollar had negative impacts of approximately eight, three and nine percentage points of the year-over-year change in the respective region’s net sales while the combined translation impacts of these foreign currencies had a negative effect of approximately three percentage points on our consolidated net sales. Beyond these currency impacts, the year-over-year change in our consolidated and regional net sales is attributable to the same factors discussed in the results for the third quarters of 2012 and 2011. Our acquisitions did not have a material impact in comparing our year-over-year regional and consolidated sales growth.

Management’s Discussion and Analysis Continued

Gross margin improved seven basis points to 5.20% in the first nine months of 2012 compared to 5.13% in the first nine months of 2011. The increase year-over-year is primarily attributable to higher hard disk drive pricing in the first quarter of 2012, predominately in North America, which benefited gross margins by approximately three basis points globally, and improved performance in our higher margin specialty businesses and fee-for-service logistics business, largely offset by a greater mix of high volume, lower gross margin sales. Gross margin was also impacted by a highly competitive selling environment in many countries and a greater mix of sales into the e-tail and retail segments in international markets, which is generally lower margin business.

Total SG&A expenses were relatively flat at $1,073,030 in the first nine months of 2012 compared to $1,070,556 the first nine months of 2011. SG&A expenses as a percentage of consolidated net sales were also flat at 4.06% for both periods. The change in SG&A expenses primarily reflects acquisition-related costs of $6,315, asset impairments of $1,923 associated with the closure of our in-country Argentina operations, costs of $2,500 associated with the transition of our chief executive officer and investments in strategic initiatives and system and process improvements incurred in the current year period. These factors were generally offset by the translation impacts of foreign currencies, which yielded an approximate $29,000 reduction year-over-year, a decrease in stock-based compensation expense of $3,253 associated with our long-term incentive plans and our continued cost control management. In addition, the first nine months of 2011 SG&A expenses included a benefit of approximately $5,000 related to a reduction of certain bad debt reserves in North America based upon our estimates of collectibility and historical write-off experience.

During the first nine months of 2012, we incurred net reorganization costs of $6,664 consisting primarily of employee termination benefits for workforce reductions primarily in Asia-Pacific ($4,370), Europe ($2,245), and Latin America ($417), partially offset by net reorganization credits of $402 primarily in North America and Asia-Pacific to reflect lower than expected costs associated with facility consolidations and employee termination benefits for workforce reductions recorded in prior periods (see Note 8 to our consolidated financial statements). In the first nine months of 2011, we incurred net reorganization costs of $887 consisting primarily of employee termination benefits for workforce reductions in our Australian operations in Asia-Pacific in the third quarter of 2011, partially offset by adjustments to previous actions to reflect lower than expected costs to settle lease obligations in North America.

Operating margin increased to 1.11% in the first nine months of 2012 from 1.07% in the first nine months of 2011. The year-over-year increase in our operating margin is due primarily to improvement in gross margin, much of which was driven by first quarter hard disk drive pricing and our fee-for-service logistics business, as previously discussed. Our North American operating margin increased to 1.80% in the first nine months of 2012 from 1.73% in the first nine months of 2011. The year-over-year increase in our North American operating margin is driven primarily by stronger hard disk drive margins in the first quarter of 2012, as well as improved performance in our higher margin specialty businesses and fee-for-service logistics business and operating expense leverage on the region’s sales growth, partially offset by approximately eight basis points associated with acquisition-related costs and costs associated with the transition of our chief executive officer, while the region’s results for the first nine months of 2011 included a benefit of approximately five basis points related to the reduction of certain bad debts reserves. Our European operating margin decreased to 0.68% in the first nine months of 2012 from 0.80% in the first nine months of 2011, primarily driven by the continued challenging economic and competitive environment in that region and three basis points of reorganization costs. Our Asia-Pacific operating margin increased to 0.62% in the first nine months of 2012 from 0.55% in the first nine months of 2011. Our Australian operations improved relative to the prior year period, but continued to generate an operating loss, which negatively impacted the region’s operating margin by 73 basis points in the first nine months of 2012, compared to a 97 basis points impact in the first nine months of 2011. For the rest of the region, operating margin declined primarily due to the sales mix, which was influenced by strong sales of high velocity, lower margin products and fulfillment sales. Our Latin American operating margin increased to 1.58% in the first nine months of 2012 from 1.56% in the first nine months of 2011. The first nine months of 2012 included approximately 17 basis points of costs primarily associated with the closure of our Argentina in-county operations in the current year period, as discussed above.

We incurred other expenses, net, of $47,411 in the first nine months of 2012 compared to $50,260 in the first nine months of 2011. The year-over-year decrease is primarily attributable to: the loss of $5,624 from the termination of our cash flow hedge and write-off of the remaining unamortized deferred financing costs related to the settlement of our senior unsecured term loan in September 2011 and lower net interest expense resulting from the overall reduction in average debt outstanding in the first nine months of 2012, offset partially by a $10,877 year-over-year increase in net losses on foreign currency exchange losses primarily from hedging and other currency losses in certain of our Asia-Pacific and Latin American operations and the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency and structuring and underwriting fees of $1,950 for the $300,000 senior unsecured bridge term loan commitment which was terminated upon the issuance of our $300,000 senior unsecured notes due 2022 in August 2012.

The provision for income taxes was $42,516, or an effective tax rate of 17.2%, in the first nine months of 2012 compared to $92,954, or an effective tax rate of 40.0%, in the first nine months of 2011. The first nine months of 2012 included net discrete tax benefits of approximately $28,500, or 11.5 percentage points of the effective tax rate,

Management’s Discussion and Analysis Continued

which was primarily a result of the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies, which was realized in the current period (see Note 10 to our consolidated financial statements), and the $6,058 or 2.5 percentage points of discrete benefits recognized primarily as a result of the lapse of the statute of limitations and its impact on a tax-related reserve in Australia and positive adjustments resulting from the resolution of portions of the Internal Revenue Service audit in the U.S. The first nine months of 2011 included a non-cash charge to record a valuation allowance of $24,810 against all of our deferred tax assets in Brazil. The remaining year-over-year change in the effective tax rate is driven by the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•

the impact of and possible disruption caused by efforts to improve our IT capabilities or integrate acquisitions, including our recent acquisition of BrightPoint, or implement reorganization actions, as well as the related expenses and/or charges;

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

Management’s Discussion and Analysis Continued

Our cash and cash equivalents totaled $1,156,076 and $891,403 at September 29, 2012 and December 31, 2011, respectively. Subsequent to September 29, 2012, we completed the acquisition of BrightPoint for an estimated enterprise value of approximately $900,000, which included the settlement of $260,000 of BrightPoint’s debt, that was effectively refinanced after closing with our lower-cost borrowing facilities. If we had acquired BrightPoint as of September 29, 2012, our cash would have been reduced by approximately two-thirds of the estimated enterprise value and the remainder would have been an increase in our debt. We normally have a seasonal decline in sales from the fourth quarter to the third quarter. For example, this seasonal drop was more than 9% in the third quarter of 2012 compared to the fourth quarter of 2011. As noted above, this trend will typically yield a decrease in our net investment in working capital. While still within our normal range of 22 to 26 working capital days, our working capital days at the end of the third quarter of 2012 increased by four days from year-end 2011, primarily because of the impact of slower retail demand and other seasonal buildup of inventory levels, which offset the impact of the decline in sales from the fourth quarter of 2011.

Operating activities used net cash of $34,916 for the first nine months of 2012 compared to net cash provided of $258,331 for the first nine months of 2011. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash used by operating activities for the first nine months of 2012 principally reflects the working capital trends discussed above, most notably our higher investment in inventory due to targeted higher stocking levels to facilitate the level of sales expected in the current year fourth quarter and payments of accounts payable, offset in part by our net income before noncash charges, collections of accounts receivable from the end of 2011 and an increase in our book overdraft balance (see “Capital Resources” for further discussion of this balance). The net cash provided by operating activities for the first nine months of 2011 principally reflects our net income before noncash charges and collections on accounts receivable from the end of 2010, offset in part by payments on accounts payable, higher investment in inventory and a decrease in our book overdraft balance.

Investing activities used net cash of $64,009 for the first nine months of 2012 compared to $94,274 in the first nine months of 2011. The net cash used by investing activities was primarily driven by capital expenditures in both periods, with a higher level of capital expenditures in the previous year based on the timing of investments in our previously discussed enterprise system deployment, and some incremental investment in a new warehouse facility in our Asia-Pacific region in the first quarter of 2011.

Financing activities provided net cash of $360,345 in the first nine months of 2012, while driving a net cash outflow of $304,115 in the first nine months of 2011. The net cash provided by financing activities in the first nine months of 2012 primarily reflects $296,256 in net proceeds from the issuance of our senior unsecured notes due in 2022 and $79,561 in net proceeds from our revolving credit facilities used to fund our ongoing operations, including the working capital investment as noted above, and proceeds from exercises of stock options of $29,331; partially offset by our repurchase of $50,000 of Class A Common Stock in the second quarter of 2012. The net cash used by financing activities in the prior year reflects the repayment of our senior unsecured term loan and a higher level of stock repurchases; partially offset by proceeds from the exercise of stock options and net proceeds from revolving credit facilities.

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

Capital Resources

We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,099,216, of which $770,672 was outstanding at September 29, 2012. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $1,156,076 and $891,403 at September 29, 2012 and December 31, 2011, respectively, of which $623,241 and $773,816, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of September 29, 2012 and December 31, 2011, we had book overdrafts of $528,405 and $511,172, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. Subsequent to September 29, 2012, we completed the acquisition of BrightPoint for an estimated enterprise value of approximately $900,000, which included the settlement of $260,000 of BrightPoint’s debt, that was effectively refinanced after closing with our lower-cost borrowing facilities. If we had acquired BrightPoint as of September 29, 2012, our cash would have been reduced by approximately two-thirds of the estimated enterprise value and the remainder would have been an increase in our debt. We believe that our remaining existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings”

Management’s Discussion and Analysis Continued

under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase our available capital resources through additional debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.

In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At September 29, 2012, our senior unsecured notes due 2022 have a carrying value of $298,230, net of unamortized discount of $1,770. We may redeem the notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed plus accrued interest on the principal amount being redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted to the date of redemption on a semi-annual basis at the applicable Treasury Rate plus 50 basis points, as well as accrued interest on the principal amount being redeemed.

We have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1. We may redeem the notes in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the notes.

We have a revolving trade accounts receivable-backed financing program in North America that matures in April 2014 and provides for up to $500,000 in borrowing capacity. This financing program may, subject to the financial institutions’ approval and availability of eligible receivables, be increased to $700,000 in accordance with the terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had no borrowings at September 29, 2012 and December 31, 2011 under this North American financing program.

We have a revolving trade accounts receivable-backed financing program in Europe that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $129,000 at September 29, 2012 exchange rates. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at September 29, 2012 and December 31, 2011 under this European financing program.

We have two other revolving trade accounts receivable-backed financing programs in Europe, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $97,000, and €90,000, or approximately $116,000, at September 29, 2012 exchange rates. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at September 29, 2012 and December 31, 2011 under these European financing programs.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific that matures in May 2014 and provides for a borrowing capacity of up to 160,000 Australian dollars, or approximately $166,000 at September 29, 2012 exchange rates. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had borrowings of $12,463 and $0 at September 29, 2012 and December 31, 2011, respectively, under this Asia-Pacific financing program.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At September 29, 2012, our actual aggregate capacity under these programs was approximately $955,000 based on eligible trade accounts receivable available, of which $12,463 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At September 29, 2012, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,426,000.

Management’s Discussion and Analysis Continued

We have a $750,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which matures in September 2016. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at September 29, 2012 and December 31, 2011 under this credit facility. This credit facility may also be used to issue letters of credit. At September 29, 2012 and December 31, 2011, letters of credit of $4,491 and $4,700, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $743,000 at September 29, 2012. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 29, 2012 and December 31, 2011, respectively, we had $159,979 and $92,428 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.3% and 8.1% per annum at September 29, 2012 and December 31, 2011, respectively. At September 29, 2012 and December 31, 2011, letters of credit totaling $26,674 and $31,405, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

On June 29, 2012, we obtained a commitment for a $300,000 senior unsecured bridge term loan facility to be provided by a syndicate of banks to support our recent acquisition of BrightPoint. As defined in the agreement, this commitment was terminated upon our issuance of the $300,000 senior unsecured notes due 2022, as discussed above.

There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than those noted in this “Capital Resources” section. Our contractual obligations will be affected by our subsequent acquisitions of BrightPoint and Aptec as disclosed in Note 7 to our consolidated financial statements.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At September 29, 2012, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, and other credit agreements, as discussed above. Our subsequent acquisitions of BrightPoint and Aptec at their respective closing dates did not affect our covenant compliance.

Trade Accounts Receivable Factoring Programs

We have an uncommitted factoring program in North America under which trade accounts receivable of one large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed $150,000. We also have an uncommitted factoring program in Europe under which trade accounts receivable of another large customer may be sold, without recourse, to a financial institution. The total amount of receivables factored under this program, at any point in time, cannot exceed €40,000, or approximately $52,000, at September 29, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 29, 2012 and December 31, 2011, we had a total of $161,643 and $165,744, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Management’s Discussion and Analysis Continued

Other Matters

See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our quantitative and qualitative disclosures about market risk for the thirty-nine weeks ended September 29, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1. Legal Proceedings

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2003 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,261 at September 29, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,336 at September 29, 2012 exchange rates) of service taxes were due on the resale of software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($12,790 at September 29, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,830 at September 29, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor, we believe the matters raised in the various assessments, other than those noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 27,035 ($13,314 at September 29, 2012 exchange rates) for penalties and interest on the 2003 assessment and up to Brazilian Reais 114,789 ($56,529 at September 29, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2003 Federal import tax assessment, we continue to maintain a reserve for the principal amount assessed at September 29, 2012.

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

On July 31, 2012, the trial court entered judgment in our favor, dismissing plaintiffs’ claims against us and our subsidiary with prejudice. Plaintiffs have appealed from that judgment, but we do not expect the final disposition of the Krys matter to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We are exposed to risks associated with acquisitions and strategic investments, including our recent acquisitions of BrightPoint and Aptec. We have made and expect to continue to make investments in new business strategies and initiatives, including acquisitions, which could disrupt our business and have an adverse effect on our operating results. Such investments may involve significant risks and uncertainties, including, among others:

•	distraction of management’s attention away from normal business operations;

•	insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy;

•	difficulty in the integration of acquired businesses, including new employees, business systems and technology;

•	ability to service incremental debt associated with acquisitions;

•	inability to adapt to challenges of new markets, including geographies, products and services, or to attract new sources of profitable business from expansion of products or services;

•	exposure to new regulations; and

•	issues not discovered in our due diligence process.

In addition, our operations may be adversely impacted by an acquisition that does not meet our expectations, is improperly executed, or substantially increases our debt. Any of the above factors could adversely affect our operating results or financial condition.

On September 30, 2012 (the first day of our fiscal fourth quarter), we acquired Aptec, a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services. We acquired Aptec for a cash price of approximately $18,000, excluding its Turkey and Saudi Arabia businesses. The acquisitions of the excluded Aptec business units are expected to close within the next two quarters.

On October 15, 2012, we acquired all of the outstanding shares of BrightPoint, a global leader in providing device lifecycle services to the wireless industry, for an estimated enterprise value of approximately $900,000, which included the settlement of $260,000 of BrightPoint’s debt, that was effectively refinanced after closing with our lower-cost borrowing facilities. The success of this acquisition will depend in part on our ability to realize the anticipated synergies, cost savings and growth opportunities, including growth of the mobility market in general, that we expect from integrating BrightPoint’s business with our business. Our ability to realize these benefits and the timing of this realization will depend on successfully integrating BrightPoint’s operations, which will be a complex, costly, and time-consuming process. Any inability to integrate BrightPoint successfully, or a delay in such integration, could have an adverse effect on us. Challenges we may experience with the integration of BrightPoint, or any other acquired business include, among others:

•	retaining key employees;

•	preserving our and the acquired company’s customer, supplier and other important relationships; particularly given the higher concentration of business among a few mobility vendors for BrightPoint;

•	consolidating corporate, administrative, technological and operational infrastructures;

•	coordinating sales and marketing functions;

•	bridging possible differences in cultures and management philosophies;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically dispersed organizations.

We had $65,374 of identifiable net intangible assets recorded in connection with various acquisitions as of September 29, 2012 and that amount, as well as the amount of goodwill on our consolidated balance sheet, will substantially increase following the consummation of the BrightPoint acquisition. If our future results of operations are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize an impairment charge relating to our long-lived assets, goodwill or identifiable intangible assets, which would adversely affect our results of operations.

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

October 30, 2012

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