Form 10-K
period 2012-12-29
INGRAM MICRO INC
filed 2013-02-27
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at June 30, 2012, was $2,530,502,788 based on the closing sale price on such last business day of $17.47 per share.

The registrant had 150,489,157 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held June 5, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Ingram Micro Inc., a Fortune 100 company, is the largest global wholesale technology distributor, by net sales, and a global leader in information technology (“IT”) supply-chain management, mobile device lifecycle services and logistics solutions. We distribute and market a large variety of technology and mobility products from leading companies, such as Acer, Apple, Cisco, Hewlett-Packard (“HP”), IBM, Lenovo, Microsoft, Samsung and many others. As a vital link in the technology value chain, we create sales and profitability opportunities for vendors, resellers and other customers through unique marketing programs; outsourced logistics and mobile device lifecycle solutions; technical support; financial services; product aggregation and distribution; solutions creation and cloud service models.

We have operations in 37 countries: North America (United States and Canada), Europe (Austria, Belgium, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China (including Hong Kong), Egypt, India, Indonesia, Lebanon, Malaysia, New Zealand, Senegal, Singapore, South Africa, Thailand, Turkey and United Arab Emirates) and Latin America (Brazil, Chile, Colombia, Mexico and Peru). Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous geographies. We sell our products and services to a global customer base of more than 200,000 customers in approximately 160 countries. We believe we are the only global broad-based distributor with distribution operations in every region. Based on currently available data, we believe that we are the market share leader in IT distribution, by net sales, in North America and Latin America, number two in Europe and number three in Asia-Pacific.

We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, Ingram Micro’s global footprint, product breadth and service capabilities have expanded and strengthened in North America, Europe, Latin America and Asia-Pacific, which now includes Middle East and Africa. Over the past 10 years we have completed 22 acquisitions. In recent years, our acquisitions have been primarily focused on global expansion of our specialty product and service offerings. In 2012, we made major strides in expanding our presence in areas of strategic focus through the following acquisitions: Brightpoint, Inc. (“BrightPoint”), the global leader in mobile device lifecycle services; certain IT distribution businesses of Aptec Holding Ltd. (“Aptec”), a Dubai-based value-added distributor in the Middle East and Africa; and Promark Technology (“Promark”), a U.S.-based, value-added distributor focused on sales to government customers.

We have historically reported on our four geographic segments: North America, Europe, Latin America and Asia-Pacific and have also added a fifth reportable segment for global mobility, consisting of the mobile device lifecycle services business of BrightPoint that we acquired on October 15, 2012. For a discussion of our geographic reporting segments, see Note 8 to our consolidated financial statements on “Item 8. Financial Statements and Supplementary Data.”

Areas of Focus

Distribution — We buy, hold title to, and sell technology products and/or services to resellers who, in turn, typically sell directly to end-users or other resellers. Resellers build efficiencies and reduce costs by relying on Ingram Micro for product availability, marketing, credit, training and enablement, technical support and inventory management. Our predictive analytics tools convert our data into insights which we use to deliver more value to our customers and vendors, offering them a targeted approach to market penetration and more profitable growth opportunities. We offer programs and services designed to support value-added resellers (“VARs”) in serving as technology sources for the small-to-medium sized business (“SMB”) market. The SMB end-user segment is generally one of the largest segments of the IT market in terms of number of customers and total revenue, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate directly. We support Internet-based resellers through expanded line card offerings and customized, personalized delivery directly to their end-user customers.

We purchase a wide variety of mobile voice and data products from the leading mobile device manufacturers, as well as accessories used with mobile devices, and market and sell these products to independent agents, dealers and retailers. We also distribute accessories to mobile network operators and mobile virtual network operators (“MVNOs”), which are wireless communications service providers that do not own the radio spectrum or wireless network infrastructure over which they provide services and obtain bulk access to network services from network operators. We purchase and resell original equipment manufacturer and aftermarket accessories, either prepackaged or in bulk. Our accessory packaging services provide mobile operators and retail chains with custom packaged and/or branded accessories based on the specific requirements of those customers. Two-tier distribution continues to be an integral element of the go-to-market strategy for IT and mobile device suppliers.

Value-Add — We are advancing our presence in the higher-value segment of the IT market. We have added products, services and capabilities and associates with the requisite technical skills to broaden our portfolio of higher-value technology solutions. Our expanded capabilities and portfolio enable our resellers to capture opportunities in areas such as the data center market, enterprise computing, storage solutions, virtualization, enterprise software, unified communications, networking and security. By strengthening our position in specialty product categories, our resellers are able to provide end-users with more complete solutions, augmenting IT products with other categories such as automatic identification and data capture (“AIDC”), point-of-sale (“POS”), mobility, physical security, consumer electronics (“CE”), professional audio visual and digital signage products.

Cloud — We have aggregated more than 150 cloud solutions from vendors across every solution category. Our resellers in certain geographic markets can access our catalog of cloud solutions and tailor cloud offerings to fit the business needs of their end-user customers. New cloud solutions are thoroughly assessed to ensure quality and reliability before becoming part of our cloud services portfolio. We provide tools and support to assist resellers in providing cloud services to their customers. Originally a North American initiative, we have launched cloud services to varying degrees in a number of geographies and we intend to roll out our program globally. We expect to broaden our cloud services portfolio in line with market demand. By leveraging our cloud services offerings, resellers avoid the investments necessary for independent service deployment while enjoying a recurring revenue stream.

Logistics — Our expertise in logistics enables us to extend our business beyond traditional distribution and technology products. We offer fee-based supply chain services, encompassing the end-to-end functions of the supply chain to vendors choosing to sell direct. Likewise, we offer fee-based services to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics, and other supply chain services for both IT and non-IT products. Our customized logistics services for the mobility industry include procurement; inventory management; software loading, kitting and customized packaging; fulfillment; credit services; receivables management; call center services; activation services; website hosting; e-fulfillment solutions; repair, refurbish and recycle services; reverse logistics; transportation management; sale of prepaid airtime and other services. We provide these services to mobile network operators, MVNOs and mobile device manufacturers. Our supply chain services are designed to enable our logistics customers to better compete by reducing their costs and improving their asset efficiency. Our effective and efficient platform allows customers to benefit from quickly deployed and flexible solutions.

Company Strengths

We believe that the current technology industry generally favors large, financially-sound distributors that have broad product portfolios, economies of scale, strong business partner relationships and wide geographic reach. Our value is in enabling our business partners — both reseller customers and vendors — to become more efficient, knowledgeable and profitable. Our strengths position us well to meet the needs of our reseller and vendor partners worldwide in both difficult economic times and growth cycles, and to lead the IT and mobility distribution, mobile device lifecycle services, and logistics markets as they evolve.

•

Strong Working Capital Management and a Solid Financial Position.    We are committed to strong working capital management. Maintaining a close relationship with resellers enables us to monitor demand to optimize our investment in inventory, while preserving customer fill rates and service levels. We continue to carefully manage our inventory days on hand through targeted initiatives aimed at minimizing excess and obsolete goods while improving our purchasing processes and product flow. Furthermore, we continue to effectively manage our accounts receivable through timely collections, disciplined credit limits, customer terms and process efficiencies to minimize our working capital requirements. Our conservative approach to capital management, as well as our diversified portfolio of capital resources, serves us well in the current credit markets. Our financial strength enables us to provide valuable credit to our customers, employing a disciplined approach to account management and creditworthiness. We also believe that we continue to be well-positioned to support growth initiatives and invest in incremental profitable growth opportunities. Finally, we believe our financial position provides us with a competitive advantage as a reliable, long-term business partner for our supplier and reseller partners.

•

Commitment to Diversification.    We believe that our ability to execute on new initiatives, adapt to new business models and enter new geographic markets provides a competitive advantage by enabling us to capture opportunities and overcome the risks, volatility and demand fluctuations in a single market, vendor or product segment.

Product Markets — In recent years, we have made a number of investments focused on augmenting our IT product distribution business through the global expansion of our specialty product offerings and solutions, such as AIDC/POS, CE, data center and enterprise computing. Our acquisition of BrightPoint in 2012 was a significant step toward further diversifying our business and expanding our presence in the rapidly growing mobility market, as well as expanding our geographic reach. Our enterprise computing business was expanded in the U.S. through the 2012 acquisition of Promark, a storage-focused value-added distributor. Our acquisition of Promark strengthens our position in high-value products and solutions, as well as extending our leadership and reach within the public sector by providing our resellers with federal, state and other U.S. government revenue opportunities through Promark’s General Services Administration Schedule. We believe that our diversified and evolving product portfolio will provide a solid platform for continued growth.

Geographic Coverage — Our acquisition of Aptec in 2012 extended our geographic reach into the Middle East and North Africa. Our presence in more markets than any other broad-based technology products distributor provides us with a more balanced global portfolio which allows us to better manage and mitigate risk. Our broad global footprint enables us to better serve our resellers and suppliers by leveraging our extensive sales and distribution network.

Differentiated Service Offerings — We believe that our service offerings provide a means to diversify our revenue stream while distinguishing us from our competitors. Our logistics services enable us to earn fees from technology and mobility suppliers that choose to bypass distribution and sell directly to resellers and/or end-users. We have further diversified our logistics business, offering supply chain services to retailers and Internet resellers for non-technology products. We continue to expand the markets and products that we serve with our logistics model and we continue to provide innovative solutions for our reseller customers and vendor partners such as with our cloud services offerings.

Customers

We conduct business with most of the leading resellers of IT products and services around the world and with many of the world’s leading mobility companies. Our broad customer base is divided into segments which include VARs, corporate resellers, retailers, custom installers, systems integrators, mobile network operators, MVNOs, direct marketers, Internet-based resellers, independent dealers, reseller purchasing associations, managed service providers, cloud providers, PC assemblers, independent agents and dealers, and other distributors. Many of our customers are heavily dependent on distribution partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. We also provide supply chain management services to a variety of customers, including retailers, Internet-based resellers, IT vendors, mobile network operators, MVNOs, and mobile device manufacturers. We try to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer segments we serve.

In most cases we conduct business with our customers under our general terms and conditions, without minimum purchase requirements. We also have resale contracts with our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are accepted from the customer. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Backlog is generally not material to our business because orders are generally filled shortly after acceptance. We have specific agreements in place with certain manufacturers and resellers in which we provide supply chain management services such as order management, technical support, call center services, logistics management, configuration management, and procurement management services. These agreements generally may be terminated by either party without cause following reasonable notice. The service offerings we provide to our customers are discussed further below under “Services.” Our mobility logistics services are typically provided pursuant to agreements with terms between one and three years and generally may be terminated by either party subject to a short notice period.

Our business is not substantially dependent on any of these distribution or supply chain services contracts. No single customer accounted for more than 10% of our total revenue in fiscal 2012.

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

Our product management and marketing groups help create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. Our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organizations, including advertising, direct mail campaigns, market research, online marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events. We also create and utilize specialized channel marketing communities to deliver focused resources and business building support to solution providers.

Products

We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, mobility hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, AIDC/POS and physical security products. Based on publicly available information, we believe we offer the largest breadth of products in our industry. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. Although our revenue mix by product category on a worldwide basis has remained relatively stable over the past several years, we have seen a slight shift in favor of systems over peripherals more recently, as an improved economic environment in some areas has driven a system refresh cycle and personal mobile devices, including tablets, have experienced strong growth rates.

The table below represents our revenue mix by product category on a consolidated basis over the past several years (excluding the newly acquired BrightPoint mobility business which includes mobile handsets, tablets, navigation devices, aircards, SIM cards, flash memory, and other mobility accessories). Our product mix has generally been within the following ranges:

• IT Peripherals:	35-40%
• Systems:	30-35%
• Software:	12-17%
• Networking:	12-17%

IT Peripherals.    We offer a variety of products within the peripherals category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	digital signage products such as large format LCD and plasma displays, enclosures, mounts, media players, content software, content creation, content hosting, and installation services;

•	CE products such as mobile phones, digital cameras, digital video disc players, game consoles, televisions, audio, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, and wireless infrastructure products;

•	physical security products such as Internet protocol video surveillance, security alarm systems, fire alarm systems, access control smart cards and printers;

•	services provided by third parties and resold by Ingram Micro such as engineering contract-labor services and extended coverage warranties;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.

Systems.    We define our systems category as self-standing computer systems capable of functioning independently. We offer a variety of systems, such as rack, tower and blade servers; desktops; and portable personal computers and tablets.

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

•

predictive analytics services    (a U.S.-based service using our proprietary algorithms to generate insights from our internal and external data and disseminate them to internal constituents (e.g., sales and marketing departments) and external users (e.g., customers and vendors) to inform more profitable decisions);

•	e-commerce services (EDI-, XML- and web-based electronic links to reseller customers to enable electronic transactions);

•

reseller community hosting services    (Ingram Micro-enabled communities of resellers bound by a common specialized focus (e.g., government and SMB) that are provided with connections and resources to grow their specific businesses);

•	managed services (help desk services, security solutions, remote monitoring and management, hosting services, security services and business continuity);

•	cloud services (communication and collaboration services, security services, infrastructure services, recovery business applications and platform services, cloud management services, etc.);

•	managed print services (automatic supplies replenishment, remote printer maintenance monitoring, help desk, equipment lease options);

•	professional services (IT staffing solutions, warranty services, IT asset disposition); and

•

mobility logistics services    (procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management, sale of prepaid airtime).

Although services continue to represent one of the key components of our long-term strategy, they represented less than 10% of our annual revenues in 2012 and are not expected to exceed that level in the near term.

Suppliers

We sell the products of more than 1,700 suppliers, which represent the world’s leading computer hardware, networking equipment, mobility, AIDC/POS, and CE manufacturers and software publishers. Products purchased from HP generated approximately 18%, 21%, and 23% of our consolidated net sales in fiscal years 2012, 2011 and 2010, respectively and products purchased from Apple Inc. generated approximately 10% of our consolidated net sales in 2012.

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

We have written distribution agreements with many of our suppliers and these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we may distribute the products. Some of our agreements with our suppliers may contain limitations of liability to our suppliers’ obligations and warranties. The agreements also are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. In cases where suppliers are not obligated to accept inventory returns upon termination, some suppliers will nevertheless elect to repurchase the inventory while other suppliers will assist with either liquidation or resale of the inventory.

Competition

Each geographic region in which we operate (North America, Europe, Asia-Pacific and Latin America) is highly competitive. In the current economic environment, competitive pressure in the form of aggressive pricing is acute. Competitive factors vary in importance with the type of product, service or solution offered. In addition to pricing, other competitive factors include:

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

We compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors that focus on one market or product or a particular sector with which we compete. Examples include Avnet and Arrow in components and enterprise products; Westcon in networking and security; D&H Distributing, ADI, and Petra in consumer electronics; and ScanSource and BlueStar in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Synnex Technology International (Asia-Pacific), Digital China (China), Redington (Asia-Pacific), Express

Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), ALSO-Actebis Holding AG (Europe) and Metra Group (Asia-Pacific). Our mobile device distribution competitors include Brightstar (all regions), Aerovoice (North America), Cellnet Group Ltd. (Asia-Pacific) and Axcom (Europe). Examples of competitors in specific mobility service areas include Foxconn (North America and Latin America) in repair, refurbish and recycle services; Avenir S.A. (Europe) in activation services and Incomm (North America and Latin America) in prepaid airtime. We believe that suppliers, resellers and other customers pursuing global strategies continue to seek distributors with global sales and support capabilities.

The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner with these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, may become our competitors. As some manufacturer and reseller customers move their back-room operations to distribution partners, such outsourcing and value-added services may become areas of opportunity. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo Worldwide Logistics and UPS Supply Chain Solutions. Our competitors in mobile logistics services include Brightstar (all regions), GENCO-ATC (North America and Latin America) and Arvato Logistics Services (Europe).

In our mobility distribution and services business we operate in a highly competitive industry and market and believe that such competition may intensify in the future. The distribution of mobile devices and the provision of logistics services within the global mobility industry have, in the past, been characterized by relatively low barriers to entry. The markets for mobile devices and integrated services are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence, short product life cycles and changing competition. Accordingly, our success is dependent upon our ability to anticipate and identify technological changes in the industry and successfully adapt our offering of products and services to satisfy evolving industry and customer requirements.

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

Seasonality

We experience some seasonal fluctuation in demand in our business. For instance, we typically see lower demand, particularly in Europe, in the summer months. We also normally see an increase in demand in the September-to-December period, driven primarily by pre-holiday impacts on stocking levels in the retail channel and on volume of business for our North American fee-based logistics services.

Inventory Management

We strive to maintain sufficient quantities of product inventories to achieve optimum order fill rates. Our business, like that of other distributors, is subject to the risk that the value of our inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. It is the policy of many suppliers of technology and mobility products to offer distributors limited protection from the loss in value of inventory due to technological change or a supplier’s price reductions. When protection is offered, the distributor may be restricted to a designated period of time in which products may be returned for credit or exchanged for other products or during which price protection credits may be claimed. We continually take various actions, including monitoring our inventory levels and controlling the timing of purchases, to maximize our protection under supplier programs and reduce our inventory risk. However, no assurance can be given that current protective terms and conditions will continue or that they will adequately protect us against declines in inventory value, or that they will not be revised in such a manner as to adversely impact our ability to obtain price protection. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. We are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values. In addition, we distribute a small amount of private label products for which price protection is not customarily contractually available, for which we do not normally enjoy return rights, and for which we bear certain increased risks. We manage these risks through pricing and continual monitoring of existing inventory levels relative to customer demand, reflecting our forecasts of future demand and market conditions. On an ongoing basis, we reduce inventory values for excess and obsolescence to assist in the liquidation of impacted inventories.

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

Trademarks and Service Marks

We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “VentureTech Network,” “AVAD,” “Vantex,” “BrightPoint” and “Aptec.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks may not be registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.

Employees

As of December 29, 2012, we employed more than 20,800 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in Europe, Asia-Pacific and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries.

Corporate Social Responsibility

We introduced our Corporate Social Responsibility initiative three years ago, solidifying our commitment to being an outstanding corporate citizen in all aspects of our business, including prudent stewardship of our resources, limiting our impact on the environment and maintaining a safe and respectful workplace. Our efforts were recognized with the rank of 43 on Newsweek’s 2012 Green Rankings of the 500 largest companies in the U.S., the highest rank among technology distributors. Our associates worldwide continue to show their commitment to saving energy, reducing paper consumption and contributing their time, skills and financial resources to our communities. Our sustainability commitment is formally captured on our corporate website and in our publicly available baseline annual report (www.ingrammicro.com/smartcitizen).

Regulatory Matters

The following disclosure is being made in accordance with Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012:

During the quarter ended December 29, 2012, Aptec, our wholly-owned non-U.S. subsidiary, made six sales to a reseller which identified its intended customer as Iranian Hospital, which is located in Dubai, United Arab Emirates. These sales by our subsidiary to the reseller consisted of technology products resulting in revenue to us of approximately $81, with net profits of substantially less than that.

Iranian Hospital is operated by the Iranian Red Crescent Society, a humanitarian aid organization that is a member organization of the International Red Cross and Red Crescent Federation (“IFRC”). According to its Fundamental Principles, the IFRC requires that all of its member organizations remain autonomous from government actors. The IFRC has informed us that it does not consider the Iranian Red Crescent Society to be an Iranian government entity, and that to its knowledge, the Iranian Red Crescent Society is a non-governmental organization with its own general assembly and governing board that is elected and independent of the government. Neither Iranian Hospital nor the Iranian Red Crescent Society appears on the list of “specially designated nationals and blocked persons” maintained by the Office of Foreign Assets Control (“OFAC”). However, OFAC has recently given us oral guidance that it believes the Iranian Red Crescent Society to be wholly owned by the Government of Iran and accordingly part of the Government of Iran. We have blocked further sales to resellers where Iranian Hospital or Iranian Red Crescent Society is identified as their customer.

As of the date of this report, we are not aware of any other activity, transaction or dealing by us or any of our affiliates during the fiscal year ended December 29, 2012 that requires disclosure in this report under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following list of executive officers of Ingram Micro is as of February 27, 2013:

Alain Monié.    Mr. Monié, age 62, has been our president and chief executive officer since January 20, 2012. He rejoined the company as our president and chief operating officer on November 1, 2011, after a year as chief executive officer of APRIL Management Pte., a multinational industrial company based in Singapore. Prior to his role at APRIL Management Pte., Mr. Monié served as president and chief operating officer of Ingram Micro from 2007 to 2010. He joined Ingram Micro in February 2003 as executive vice president, and served in that role and as president of Ingram Micro Asia-Pacific from January 2004 to August 2007. He spent more than two years as president of the Latin American Division of Honeywell International. He joined Honeywell through the corporation’s merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié has been a member of the Board of Directors of Amazon.com, Inc. since November 2008, and was elected to the Board of Ingram Micro in November 2011. Mr. Monié was a member of the Board of Directors of Jones Lang LaSalle from October 2005 to May 2009.

William D. Humes.    Mr. Humes, age 48, is our chief operating and financial officer and has served in this role since April 2012. Mr. Humes served in his role as senior executive vice president and chief financial officer from April 2005 to March 2012. Previously, he was senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Paul D. Bay.    Mr. Bay, age 42, is our senior executive vice president and president of Ingram Micro North America and has served in this role since January 2013. He previously served as acting president, Ingram Micro North America from November 2012 to December 2012 and executive vice president, Ingram Micro North America from June 2010 to October 2012. Mr. Bay originally joined Ingram Micro in 1995 and held numerous roles through 2006 when he left his position as senior vice president of vendor management to become chief executive officer of Punch Software, a seller of home design, landscape and architectural software, until he returned to Ingram Micro in June 2010. Before joining Ingram Micro in 1995, Mr. Bay held sales positions with firms in Southern California, including Triad Computer Systems Corp.

Shailendra Gupta.    Mr. Gupta, age 50, is our senior executive vice president and president of Ingram Micro Asia-Pacific and has served in this role since January 2008. In addition to Mr. Gupta’s responsibilities for the Asia-Pacific region, since October 2012, Mr. Gupta is also responsible for Ingram Micro’s global mobility business. Mr. Gupta served as our senior vice president, Ingram Micro Asia-Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia-Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

Alain Maquet.    Mr. Maquet, age 61, has been our senior executive vice president and president of EMEA since July 2009. Mr. Maquet previously served as executive vice president and president of Ingram Micro Latin America and had served in such role since March 2005. Mr. Maquet also served as our senior vice president, southern and western Europe from January 2001 to February 2004. Mr. Maquet joined Ingram Micro in 1993 as the managing director of France and had added additional countries to his responsibilities over the years. His career spans over three decades, the majority of which are in the technology industry. In addition, Mr. Maquet had co-founded an IT distribution company before joining Ingram Micro.

Larry C. Boyd.    Mr. Boyd, age 60, is our executive vice president, secretary and general counsel and has served in this role since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to January 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Nimesh Dave.    Mr. Dave, age 42, has been our executive vice president, global business process since September 2012. Mr. Dave has also assumed oversight for the company’s worldwide information and business systems while Ingram Micro conducts a search for a successor chief information officer. Prior to joining Ingram Micro, Mr. Dave served as senior vice president, commercial operations, strategy and supply-chain solutions for

Tech Data Espana and also served as part of Tech Data’s European Executive Leadership Team from December 2009 to August 2012. Prior to that, he held several senior executive roles in information technology in the Americas and Europe for Tech Data including vice president worldwide IT Integration, director of support services and director of international systems from November 1997 to November 2009.

Robert K. Gifford.    Mr. Gifford, age 55, has been our executive vice president, global logistics since June 2010. Before joining Ingram Micro, Mr. Gifford served as senior vice president, global supply chain for Ecolab Inc., a Fortune 500 manufacturer and distributor serving the hospitality, institutional and industrial markets from October 2005 to June 2010. He led all aspects of the company’s supply chain globally. Prior to Ecolab, Mr. Gifford was the vice president of worldwide logistics for HP. He joined HP following the 2002 acquisition of Compaq, where he spent seven years in manufacturing and supply-chain management.

Lynn Jolliffe.    Ms. Jolliffe, age 60, is our executive vice president, human resources and has served in this role since July 2007. She joined Ingram Micro in 1999 as the vice president of human resources for the European region. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

Mario F. Leone.    Mr. Leone, age 57, has been our executive vice president and chief information officer since January 2009. He will be leaving the company on March 1, 2013. Prior to joining Ingram Micro, Mr. Leone served as senior vice president and chief information officer at Federal-Mogul Corporation, a global supplier of powertrain and safety technologies serving the automotive, industrial and worldwide after-markets from May 2005 to January 2009. Mr. Leone was previously senior vice president and chief information officer at FIAT, and its business unit IVECO, a leading European industrial vehicle company from January 2002 to May 2005.

John Soumbasakis.    Mr. Soumbasakis, age 43, has been our executive vice president and president, Latin America since January 2012 and served as senior vice president and president, Latin America since April 2011. Mr. Soumbasakis was previously our senior vice president, specialty solutions division, North America from December 2010 to April 2011, senior vice president strategic divisions from July 2008 to December 2010, vice president & general manager data capture/point of sale, North America from May 2005 to July 2008, and vice president, corporate business development from February 2003 to May 2005. Prior to joining Ingram Micro, Mr. Soumbasakis was a principal for The Boston Consulting Group, a global management consulting firm.

G. Sam Kamel.    Mr. Kamel, age 49, has been our senior vice president, corporate strategy since October 2010. Mr. Kamel previously served as senior vice president, strategic business development at Fox Networks Group where he was responsible for new business opportunities, joint ventures and acquisitions from July 2008 to March 2009 and served as an independent consultant from March 2009 to September 2010. Previously, Mr. Kamel served as general manager of business operations at Microsoft International from March 2004 to July 2008. Mr. Kamel has also held general management and corporate development positions at various technology-related companies, including E-LOAN, Autodesk and Netscape, and was an associate at McKinsey & Company, a global management consulting firm.

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

RISK FACTORS

Our acquisition and investment strategies may not produce the expected benefits, which may adversely affect our results of operations. We have made, and may continue to make, acquisitions or investments in companies around the world to further our strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with our historical operations. For example, in 2012 we acquired BrightPoint, a global leader in mobile device lifecycle services; Aptec, a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services; and Promark, a value-added distributor in the U.S. with a core technology focus on data storage, data management and electronic document imaging products and services. We also initiated new business operations in Colombia and exited our Argentina business.

Significant risks and uncertainties related to our acquisition and investment strategies which could materially and adversely affect our financial performance include the following:

•	distraction of management’s attention away from normal business operations while coordinating and integrating a geographically dispersed organization;

•	insufficient profit generation to offset liabilities assumed and expenses associated with the strategy;

•

inability to successfully integrate the acquired businesses, which may be more difficult, costly or time-consuming than anticipated, including inability to retain key employees, difficulties with integrating different business systems and technology platforms and consolidating corporate, administrative, technological and operational infrastructures;

•	inability to preserve our and the acquired company’s customer, supplier and other important relationships;

•	inability to adapt to challenges of new markets, including geographies, products and services, or to identify new profitable business opportunities from expansion of existing products or services;

•	inability to adequately bridge possible differences in cultures and management philosophies;

•	exposure to new regulations, such as those relating to U.S. federal government procurement regulations, those in new geographies or those applicable to new products or services;

•	substantial increases in our debt; and

•	issues not discovered in our due diligence process.

In addition, we may divest business units that do not meet our strategic, financial and/or risk tolerance objectives. No assurance can be given that we will be able to dispose of business units on favorable terms or without significant costs.

We are dependent on a variety of information systems, which, if not properly functioning and available, or if we experience system security breaches, data protection breaches, or other cyber-attacks, could adversely disrupt our business and harm our reputation and net sales. We depend on a variety of information systems for our operations, many of which are proprietary, which have historically supported many of our business operations such as inventory and order management, shipping, receiving, and accounting. Because most of our information systems consist of a number of internally developed applications, it can be more difficult to upgrade or adapt them compared to commercially available software solutions.

We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach over the next several years. We have deployed SAP in several operations in Asia-Pacific, Europe and Latin America, as well as SAP financial modules in North America since our first deployment in 2009. Due to challenges in our earlier round of implementations, we have chosen to slow down our deployment schedule in order to ensure the effectiveness and stability of upgrades already completed and apply what we have learned to subsequent implementations. We are continuing to evaluate our schedule for deploying the enterprise system in additional locations. While we will adjust the deployment schedule as required to best serve our customers, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.

Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems could adversely affect our ability to effectively run and manage our business and potentially our customers’ ability to access our price and product availability information or place orders. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. We may also be limited in our ability to integrate any new business that we may acquire. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

We also rely on the Internet for a significant percentage of our orders and information exchanges with our customers. The Internet, in general, and individual websites have experienced a number of disruptions, slowdowns and security breaches, some of which were caused by organized attacks. To date, we do not believe that our website and systems have experienced any material breakdowns, disruptions or breaches in security; however, we cannot assure that this will not occur in the future. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationships with our customers, suppliers or associates; impair our order processing; or more generally prevent our customers and suppliers from accessing information, which could cause us to lose business. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store and transmit large amounts of data for our partners, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

Changes in macroeconomic conditions can affect our business and results of operations. Our revenues, profitability, financial position and cash flows, are highly dependent on the broader movements of the macroeconomic environment. For example, our results of operations have been and continue to be adversely affected by the difficult conditions experienced in the global economy in recent periods. Economic weakness and uncertainty, including the ongoing macroeconomic challenges in many countries globally and the debt crisis in certain countries in the European Union, have resulted, and may result in the future, in decreased revenue, margins and earnings; difficulty managing inventory levels and collecting customer receivables; decreased availability of trade credit from suppliers or decreased capital availability through debt and similar financing from external parties. In addition, sustained uncertainty about current global economic conditions, continued negative economic trends or instability, or another recession, may negatively impact our business, leading to:

•	reduced demand for products in general;

•	more intense competition, which may lead to loss of sales and/or market share;

•	reduced prices, and lower gross margin;

•	loss of vendor rebates;

•	extended payment terms with customers;

•	increased bad debt risks;

•	shorter payment terms with vendors;

•	reduced access to liquidity and higher financing and interest costs;

•	increased currency volatility making hedging more expensive and more difficult to obtain; and

•	increased inventory losses related to obsolescence and/or excess quantities.

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

Our European operations contributed 28% to our net revenue in 2012. The European Union is currently in a prolonged period of economic uncertainty. Policy disagreement between countries regarding challenges such as fiscal and financial risk sharing have become more pronounced. If a member nation of the European Union were to default on its national debt, the resulting financial turmoil could disrupt liquidity markets and materially hamper our or our business partners’ ability to access capital and materially adversely affect our business and financial results. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments.

Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers, we are highly dependent on our ability to retain the services of our key management, sales, IT, operational, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel, to meet our needs. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, we have, from time to time, reduced our personnel levels in various geographies and functions, in response to economic, business and other factors, through our restructuring and outsourcing activities. These reductions could negatively impact our relationships with our workforce, or make hiring other employees more difficult. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which may affect our ability to retain key personnel. Additionally, changes in our workforce, including those resulting from government regulations, collective bargaining agreements or the availability of qualified personnel, could disrupt operations or increase our operating cost structure.

Our failure to adequately adapt to industry changes could negatively impact our future operating results. The technology and mobility products industry is subject to rapid technological change, new and enhanced product specification requirements, evolving industry standards and changes in the way technology products are distributed and/or managed. We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. A decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have an adverse effect on our business, results of operations or cash flows. Suppliers may also give us limited or no access to new products being introduced.

Changes may cause inventory in stock to decline substantially in value or to become obsolete, regardless of the general economic environment. Although it is the policy of many suppliers of products to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or such suppliers’ price reductions (“price protection”), if major suppliers decrease the availability of price protection to us, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. In addition, suppliers could become insolvent and unable to fulfill their protection obligations to us. We offer no assurance that price protection will continue, that unforeseen new product developments will not adversely affect us, or that we will successfully manage our existing and future inventories.

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

We continually experience intense competition across all markets for our products and services. Our competitors include local, regional, national, and international distributors, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT and mobility products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future. In addition, when there is overcapacity in our industry, our competitors may reduce their prices in response to this overcapacity.

The competitive landscape has also experienced a consolidation among suppliers and customers and this trend is expected to continue, which could result in a reduction or elimination of promotional activities by the remaining suppliers or customers as they seek to reduce their expenditures, which could, in turn, result in decreased demand from end-users and our reseller customers for our products or services. Additionally, the past several years have witnessed a consolidation within the mobile operator community, and this trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenditures, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistic services. We could also lose business or face price pressures if mobile operators that are our customers are acquired by other mobile operators that are our customers or not our customers.

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

We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions. Sales outside the United States made up approximately 62% of our net revenue in 2012. In addition, an increasing portion of our business activity is being conducted in emerging markets, including China and India. As a result, our future operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including, but not limited to, the following:

•	trade protection laws, policies and measures;

•	import and export duties, customs levies and value-added taxes;

•

compliance with foreign and domestic import and export regulations and anticorruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions for our business activities outside the U.S., the violation of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	managing compliance with legal and regulatory requirements and prohibitions, including compliance with local laws and regulations that differ or are conflicting among jurisdictions;

•	environmental laws and regulations, such as those relating to product disposal;

•	differing employment practices and labor issues;

•	political instability, terrorism and potential military conflicts or civilian unrest; economic instability in a specific country or region;

•

earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or business interruptions in a region or specific country;

•	complex and changing tax laws and regulations in various jurisdictions;

•	potential restrictions on our ability to repatriate funds from our foreign subsidiaries; and

•	difficulties in staffing and managing international operations.

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

Additionally, we have been and expect to continue to be subject to new and increasingly complex U.S. and other local government regulations that affect our operations in the U.S. and globally. These regulations could result in increased costs to implement processes necessary to comply or such compliance could result in the reduction of the level of business we can effectively process.

While we have and will continue to adopt measures designed to promote compliance with these laws, we cannot assure you that such measures will be adequate or that our business will not be materially and adversely impacted in the event of an alleged violation.

We are also exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. Since more than half of our sales are from countries outside of the United States, other currencies, including, but not limited to, the euro, British pound, Chinese yuan, Indian rupee, Australian dollar, Mexican peso, and Brazilian real, can have an impact on Ingram Micro’s results (expressed in U.S. dollars).

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

We have managed our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments entered into with financial institutions. Although we believe that our exposures are appropriately diversified across counterparties and that, through our ongoing monitoring procedures, these counterparties are creditworthy financial institutions, we are exposed to credit loss in the event of nonperformance by these counterparties. In addition, our hedging activities may not offset fully any adverse financial impact resulting from currency variations, which could affect our financial results.

Terminations of a supply or services agreement or a significant change in supplier terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations. A significant percentage of our net sales relates to products sold to us by relatively few suppliers. As a result of such concentration risk, terminations of supply or services agreements, or a significant change in the terms or conditions of sale from one or more of our more significant partners, or bankruptcy or closure of business by one or more of our more significant partners could negatively affect our operating margins, revenues or the level of capital required to fund our operations. Our suppliers have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, such as systems, limited price protection or return rights offered by suppliers may have a bearing on the amount of product we may be willing to stock. We expect restrictive supplier terms and conditions to continue in the foreseeable future. Our inability to pass through to our customers the impact of these changes, as well as our failure to develop systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have a negative impact on our gross margins.

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

Changes in, or interpretations of, tax rules and regulations, changes in mix of our business amongst different tax jurisdictions, and deterioration of the performance of our business may adversely affect our effective income tax rates or operating margins and we may be required to pay additional taxes and/or tax assessments, as well as record valuation allowances relating to our deferred tax assets. We are subject to both income and transaction-based taxes in substantially all countries and jurisdictions in which we operate, which are complex. Changes to tax regulations or to their interpretation or application by governments could adversely affect our future earnings and cash flows. Our effective income tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes to our operating structure, changes in tax laws and the discovery of new information in the course of our tax return preparation process.

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

Our goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs. Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of customer relationships and trade names, among others, as a result of acquisitions. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

A decline in general economic conditions or global equity valuations could impact our judgments and assumptions about the fair value of our businesses and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future.

We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combinations, and to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction become impaired, we may be required to incur material charges relating to the impairment of those assets. For example, we had $428,401 of goodwill and $372,482 of identifiable net intangible assets recorded in connection with various acquisitions as of December 29, 2012. If our future results of operations for these acquired businesses do not perform as expected or are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize impairment charges which would adversely affect our results of operations.

Changes in our credit rating or other market factors, such as adverse capital and credit market conditions or reductions in cash flow from operations, may affect our ability to meet liquidity needs, reduce access to capital, and/or increase our costs of borrowing. Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions, but we still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing and inbound and outbound flooring and draft discounting facilities. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. Our ability to repay current or future indebtedness when due, or have adequate sources of liquidity to meet our business needs may be affected by changes to the cash flows of our subsidiaries. A reduction of cash flow generated by our subsidiaries may have an adverse effect on our liquidity. Under certain circumstances, legal, tax or contractual restrictions may limit our ability or make it more costly to redistribute cash between subsidiaries to meet our overall operational or strategic investment needs, or for repayment of indebtedness requirements.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months. However, volatility and disruption in the capital and credit markets, including increasingly complex regulatory constraints on these markets, may increase our costs for accessing the capital and credit markets. In addition, adverse capital and credit market conditions may also limit our ability to replace, in a timely manner, maturing credit arrangements or our ability to access committed capacities or the capital we require may not be available on terms acceptable to us, or at all, due to inability of our finance partners to meet their commitments to us. Furthermore, if we do not meet various covenant requirements of our corporate finance programs, including cross-default threshold provisions, we may not be able to access the majority of our credit programs with our finance partners. The lack of availability of such funding could harm our ability to operate or expand our business.

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

We cannot predict what losses we might incur in litigation matters and contingencies that we may be involved with from time to time. There are various claims, lawsuits and pending actions against us. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters. See Part I. Item 3. “Legal Proceedings,” in this Form 10-K for a discussion of our material legal matters.

We may become involved in intellectual property disputes that could cause us to incur substantial costs, divert the efforts of management or require us to pay substantial damages or licensing fees. From time to time, we receive notifications alleging infringements of intellectual property rights allegedly held by others relating to the products or services we sell. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our operations. Further, we may be obligated to indemnify and defend our customers if the products or services we sell are alleged to infringe any third party’s intellectual property rights. While we may be able to seek indemnification from our suppliers to protect our customers and us against such claims, there is no assurance that we will be successful in obtaining such indemnification or that we will be fully protected against such claims. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may or may not have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement may require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products or services, which could affect our ability to compete effectively. If an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

Our failure to comply with the requirements of environmental regulations could adversely affect our business. We are subject to various federal, state, local and foreign laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, recycling of products at the end of their useful life and other related matters. Compliance with these environmental laws may have a material adverse effect on our business. These laws include the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in North America, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. While we strive to ensure we are in compliance with all applicable regulations, certain of these regulations impose strict liability. Additionally, we may be held responsible for the prior activities of entities that we have acquired. Failure to comply with these regulations could result in substantial costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation.

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

Changes in accounting rules could adversely affect our future operating results. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the SEC, who create and interpret appropriate accounting standards. Future periodic assessments required by current or new accounting standards may result in additional noncash charges and/or changes in presentation or disclosure. A change from current accounting standards could have a significant adverse effect on our reported financial position or results of operations.

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

•	changes in product mix, including entry or expansion into new markets, as well as the exit or retraction of certain business;

•	the impact of and possible disruption caused by integration and reorganization of our businesses and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•	the impact of acquisitions and divestitures;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, Europe, Asia-Pacific and Latin America. We operate 119 distribution centers worldwide (greater than 5,000 square feet in size).

We lease substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which are two of our distribution centers in Plainfield, Indiana and part of our office/distribution facilities in Straubing, Germany.

ITEM 3.    LEGAL PROCEEDINGS

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,232 at December 29, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,270 at December 29, 2012 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($12,731 at December 29, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,794 at December 29, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 27,253 ($13,359 at December 29, 2012 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 120,394 ($59,017 at December 29, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at December 29, 2012.

In March 2008, we and one of our subsidiaries were named as defendants in a lawsuit arising out of the 2005 bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). The liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillipp Bennet, and numerous other individuals and entities. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in loan transactions between the subsidiary and Refco in early 2000 and early 2001, causing damage to the hedge funds in an unspecified amount. The action is pending in the U.S. District Court for the Southern District of New York. On July 31, 2012, the trial court entered judgment in our favor, dismissing plaintiffs’ claims against us and our subsidiary with prejudice. Plaintiffs have appealed that judgment, but we do not expect the final disposition of the Krys matter to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

		HIGH	LOW
Fiscal Year 2012	First Quarter	$19.72	$18.09
	Second Quarter	19.53	16.86
	Third Quarter	17.55	14.46
	Fourth Quarter	17.37	14.83
Fiscal Year 2011	First Quarter	$21.03	$18.92
	Second Quarter	21.50	17.00
	Third Quarter	18.55	15.78
	Fourth Quarter	19.10	15.75

As of December 29, 2012 there were 493 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.

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

Equity Compensation Plan Information.    The following table provides information, as of December 29, 2012, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders.

Plan Category	(a) Number of securities (in thousands) to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities (in thousands) remaining available for equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by shareholders	5,645	$17.36	9,335
Equity compensation plans not approved by shareholders	None	None	None

TOTAL	5,645	$17.36	9,335

(1)	Does not reflect any unvested award of time and performance restricted stock units/award of 5,364 at 100% target and an additional 1,621 shares at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

Share Repurchase Program.    In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, of which $124,095 is remaining for repurchase at December 29, 2012. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. There was no share repurchase activity during the fourth quarter of 2012.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents our selected consolidated financial data. The results of operations of our acquisitions have been consolidated with our results of operations beginning on their acquisition dates. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. Over the last five years, we have made a number of acquisitions, including Brightpoint, Inc., or BrightPoint, in October 2012. The results of the acquired entities have been included in our consolidated financial statements since their respective dates of acquisition.

Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to “2012,” “2011,” “2010,” “2009,” and “2008” represent the fiscal years ended December 29, 2012 (52-weeks), December 31, 2011 (52-weeks), January 1, 2011 (52-weeks), January 2, 2010 (52-weeks) and January 3, 2009 (53-weeks), respectively.

	2012	2011	2010	2009	2008
	($ in 000s, except per share data)
Selected Operating Information
Net sales	$37,827,299	$36,328,701	$34,588,984	$29,515,446	$34,362,152
Gross profit(1)	2,035,389	1,908,282	1,892,291	1,670,209	1,940,091
Income (loss) from operations(2)	462,352	458,646	484,433	295,940	(332,169)
Income (loss) before income taxes	396,184	387,871	438,061	269,248	(382,138)
Net income (loss)(3)	305,909	244,240	318,060	202,138	(394,921)
Basic earnings (loss) per share	2.03	1.57	1.98	1.24	(2.37)
Diluted earnings (loss) per share	1.99	1.53	1.94	1.22	(2.37)
Selected Balance Sheet Information
Cash and cash equivalents	$595,147	$891,403	$1,155,551	$910,936	$763,495
Total assets	11,480,448	9,146,516	9,084,032	8,179,350	7,083,473
Total debt	1,054,543	392,428	636,401	379,495	478,388
Stockholders’ equity	3,611,253	3,272,777	3,241,182	3,011,813	2,655,845

(1)	Includes reduction in cost of sales of $9,112, $9,758 and $8,224 in 2010, 2009 and 2008, respectively, for the release of portions of the commercial taxes reserve recorded in 2007 in Brazil as the statute of limitations for such assessment had expired.

(2)	Includes items from footnote (1) above as well as: (i) net reorganization costs of $9,676, $5,131, $1,137, $34,083 and $17,029 in 2012, 2011, 2010, 2009 and 2008, respectively; (ii) expense-reduction program costs of $16,365 in 2012, primarily related to professional, consulting and integration costs associated with our acquisition of BrightPoint and asset impairments associated with the closure of our in-country Argentina operations, charged to selling, general and administrative, or SG&A, expenses; and (iii) charges for the impairment of goodwill of $2,490 and $742,653 in 2009 and 2008, respectively.

(3)

Includes the after-tax impact of items noted in footnotes (1) and (2) above and a net discrete tax benefit of $34,890 in 2012 primarily related to the release of a valuation allowance on foreign tax credits, write-off of historical tax basis of the investment we have maintained in our Latin American subsidiary holding companies, which was realized in the current year; partially offset by a non-cash income tax charge for a valuation allowance recorded against our deferred tax assets in Australia; and a non-cash income tax charge of $24,810 in 2011 for a valuation allowance recorded against our deferred tax assets in Brazil.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are stated in thousands.

Overview of Our Business

Sales

We are the largest wholesale technology distributor and a global leader in IT supply-chain, mobile device lifecycle services and logistics solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our acquisition of BrightPoint in October 2012 expanded our product and service offerings to mobile device lifecycle services and logistics solutions worldwide. Our results of operations have been, and are expected to continue to be, directly affected by the conditions in the economy in general. In this regard, our consolidated net sales declined 14.1% in 2009, primarily as a result of the downturn in the macroeconomic environment that started in 2008. As the recession became more pronounced globally in 2009, we began to strategically leverage our gross margins and strong balance sheet to drive incremental sales in the second half of 2009, while the overall IT demand environment started showing modest signs of improvement near the end of that year. In 2010, the overall global economy continued to improve and businesses began to re-invest in technology despite pockets of financial weakness continuing in certain economies. These economic drivers, coupled with our continued efforts to enhance our customer and vendor positions in the IT market, drove an increase in our consolidated net sales of 17.2% in 2010. In 2011, we experienced a more moderate increase of 5.0% which reflected a more stable demand level for technology products and services across a number of the markets in which we operate, with greater strength coming from North and Latin America, offset in part by softer demand, particularly in consumer markets in Europe and parts of Asia-Pacific, and business disruptions in Australia due to our ERP system deployment in the first quarter of 2011 and the loss of market share that followed in that business. The demand level for technology products remained generally stable but not robust in 2012 with continued strength coming from North and Latin America, while the Asia-Pacific region experienced strong growth in two of our largest operations, China and India, offset in part by the continued challenges in Australia. Our sales and results of operations have also been impacted by our acquisitions of BrightPoint, Aptec Holdings Ltd., or Aptec, and Promark Technology Inc., or Promark, which together provided approximately three percentage points of our consolidated sales growth in 2012. These factors, offset in part by the continued soft economic conditions in most parts of Europe, increased our consolidated net sales by 4.1% in 2012.

We are in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach over the next several years. We have deployed SAP in several operations globally beginning in 2009. In February 2011, we also deployed the new system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. This deployment revealed connectivity issues with our warehouse management system and certain web-based tools, resulting in order delays that diminished sales and margins. Although these system connectivity issues have been resolved, the customer experience with our new system was also not as robust as that which we had provided with our legacy systems thereby also impacting sales. In 2012, we have addressed the customer-service and order management functionality of the new system to better meet our customers’ needs, which we expect to yield improvement in customer service levels in 2013. The pace of recovery in Australia during 2012 yielded subdued revenues and profitability, as we addressed these additional functionality points and as we adopted more aggressive marketing and pricing strategies to regain lost market share.

Gross Margin

The IT and mobility distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Having available inventory during periods of product shortages enables us to better meet customer demands and may provide potential for favorable pricing conditions; however, a sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. We continue to refine our pricing strategies, inventory management processes and vendor program processes to respond to market conditions. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, recover costs and/or facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in specialty product and service categories, such as AIDC/POS, enterprise computing, cloud computing, and consumer electronics. Our acquisition of BrightPoint significantly enhanced our fee-for-service logistics offerings with mobile device lifecycle services and solutions which we expect will improve margins in future periods.

Selling, General and Administrative Expenses or SG&A Expenses

Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. As the various factors discussed above have impacted our levels of sales and gross margins over the past several years, we have instituted a number of cost reduction and profit enhancement programs and as well as other reorganization actions across each of our regions to respond to the downturn in the economy and to further enhance productivity and profitability. As the economic downturn began in 2008, and impacted our levels of sales as discussed previously herein, our SG&A expenses increased to 4.36% and 4.47% of consolidated net sales in 2008 and 2009, respectively, from 4.18% or less in the years prior. To counter this, we implemented in 2008 and 2009, a number of additional expense-reduction programs with the most significant impacts in North America and Europe. These actions included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities. These efforts to reduce costs, as well as continued cost control measures since the completion of these actions, allowed us to leverage our higher volume of net sales in 2010 and 2011, resulting in the decline of SG&A expenses as a percentage of consolidated net sales to 4.02% and 3.95%, respectively, our lowest levels for this metric in a decade. In 2012, our SG&A expenses as a percentage of sales increased to 4.08% and have primarily been impacted by our acquisitions of BrightPoint and Aptec, as well as our smaller strategic acquisitions to increase our presence in specialty product offerings, such as AIDC/POS and enterprise computing. While these acquisitions increased our revenues and market shares, they also represent opportunities to streamline and realize operational synergies. However, as we grow our higher-margin product offerings and fee-for-service mobility device lifecycle solutions and traditional logistics offerings, we expect our SG&A expenses will increase as a percent of consolidated net sales.

Amortization of Intangible Assets

Our overall profitability is also impacted by amortization, as well as impairment losses, on our intangible assets. Our amortization of intangible assets was $15,877, $17,270 and $16,743 in 2008, 2009 and 2010, respectively, or relatively flat at 0.05% of consolidated net sales from 2008 through 2010. Certain intangible assets related to our large acquisition in 2004 were fully amortized by 2010 reducing our expense to $12,550 or 0.03% of consolidated net sales in 2011. In 2012, amortization increased to $20,711 or 0.05% of consolidated net sales primarily due to our acquisition of BrightPoint. We expect our amortization expense in 2013 to be approximately $47,000 related to our existing intangible assets (see Note 2 to our consolidated financial statements).

Acquisitions

We have complemented our internal growth initiatives with strategic business acquisitions over the past five years and will continue to evaluate potential acquisitions consistent with our growth strategy. In October 2012, we have expanded our product and service offerings to mobile device lifecycle services and logistics solutions globally through the acquisition of BrightPoint. We have expanded our value-added distribution of AIDC/POS solutions through acquisitions of the distribution businesses of Eurequat SAS, Intertrade A.F. AG, and Paradigm Distribution Ltd. in Europe, and Vantex Technology Distribution Limited, or Vantex, and the Cantechs Group in Asia-Pacific. We have expanded our presence in the mid-range enterprise market through the acquisitions of Promark in North America, Aretê Sistemas S.A., or Aretê, Computacenter Distribution, or CCD, Albora Soluciones SL, or Albora, and interAct BVBA, or interAct, in Europe and Aptec, Value Added Distributors Limited, or VAD, and Asiasoft Hong Kong Limited, or Asiasoft, in Asia-Pacific.

Working Capital and Debt

The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital, primarily trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, our net investment in working capital increases when sales volumes increase. Conversely, this level of investment tends to decline in times of declining sales. For our working capital needs, we rely heavily on trade credit from vendors, and also on trade accounts receivable financing programs and proceeds from our senior unsecured notes and debt facilities. Due to our narrow operating margins, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt and cash levels. However, our debt and/or cash levels may fluctuate significantly on a day-to-day basis due to timing of customer receipts and periodic payments to vendors. A higher concentration of payments received from customers toward the end of each month, combined with the timing of payments we make to our vendors, typically yields lower debt balances and higher cash balances at our period-ends than is the case throughout the quarter or year. Our future debt requirements may increase and/or our cash levels may decrease to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions, share repurchases or other investments in the business.

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

•

Inventory — Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes could cause us to have excess and/or obsolete inventory. On an ongoing basis, we review for estimated excess or obsolete inventory and write down our inventory to its estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations, including: protection from loss in value of inventory under our vendor agreements; our rights to return inventory to vendors in accordance with contractual stipulations; aging of inventory; changes in demand due to the economic environment; rapid product improvements and technological changes and historical loss experience.

•

Goodwill, Intangible Assets and Other Long-Lived Assets — We evaluate goodwill and other intangible assets in accordance with the provisions issued by the Financial Accounting Standards Board, or the FASB. We assess potential impairment of our goodwill, other identifiable intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances, such as significant changes in the manner of use of the asset, negative industry or economic trends, and significant underperformance relative to historical or projected future operating results, have made recovery of an asset’s carrying value unlikely. No impairment of our goodwill or identifiable intangible assets was indicated in 2012, 2011 or 2010.

•

Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. In that regard, we recorded a charge of $41,845 in the fourth quarter of 2012 to provide a valuation allowance on our deferred tax assets in Australia, primarily as a result of the continued losses incurred in that country. We also considered new events that occurred during the fourth quarter, in particular the acquisition of BrightPoint and the impact the combination will have on our ability to utilize our foreign tax credits in the U.S., and concluded that it is now more likely than not that an additional $29,978 of foreign tax credits are realizable, resulting in a partial release of the valuation allowance on those deferred tax assets.

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

•

Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, including those noted in Part I, Item 3. “Legal Proceedings.” If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. If a loss is reasonably possible, but not probable, we disclose the nature of the significant contingency and, if quantifiable, the possible loss or range of loss that could result from the resolution of the matter. As additional information becomes available, we reassess any potential liability related to these actions and may need to revise our estimates. Such revisions or ultimate resolution of these matters could materially impact our consolidated results of operations, cash flows or financial position (see Note 10 to our consolidated financial statements).

Results of Operations

We do not allocate stock-based compensation expense (see Note 12 to our consolidated financial statements) to our operating units; therefore, we are reporting this as a separate amount. The following tables set forth our net sales by geographic region and the percentage of total net sales represented thereby, as well as operating income and operating margin by geographic region for each of the fiscal years indicated. In 2012, we have added a reportable segment for mobility which reflects our acquisition of BrightPoint.

	2012		2011		2010
Net sales by geographic region:
North America	$15,880,103	42.0%	$15,250,560	42.0%	$14,549,103	42.1%
Europe	10,614,811	28.1	11,371,043	31.3	10,871,237	31.4
Asia-Pacific	8,347,170	22.1	7,920,649	21.8	7,570,403	21.9
Latin America	1,943,841	5.1	1,786,449	4.9	1,598,241	4.6
BrightPoint	1,041,374	2.7	—	—	—	—

Total	$37,827,299	100.0%	$36,328,701	100.0%	$34,588,984	100.0%

	2012		2011		2010
Operating income and operating margin by geographic region:
North America	$283,689	1.79%	$281,155	1.84%	$230,458	1.58%
Europe	103,278	0.97	136,306	1.20	135,681	1.25
Asia-Pacific	53,613	0.64	46,508	0.59	113,003	1.49
Latin America	37,700	1.94	25,488	1.43	32,353	2.02
BrightPoint	11,290	1.08	—	—	—	—
Stock-based compensation expense	(27,218)	—	(30,811)	—	(27,062)	—

Total	$462,352	1.22%	$458,646	1.26%	$484,433	1.40%

Our income from operations in 2012 includes reorganization, expense-reduction program costs or acquisition related costs of $26,041, or 0.07% of consolidated net sales ($9,628, or 0.06% of net sales, in North America; $3,055, or 0.03% of net sales, in Europe; $4,451, or 0.05% of net sales, in Asia-Pacific; $2,355, or 0.12% of net sales, in Latin America; and $6,552, or 0.63% of net sales, for BrightPoint), as discussed in Note 3 to our consolidated financial statements.

Our income from operations in 2011 includes reorganization costs of $5,131, or 0.01% of consolidated net sales, ($749, or less than 0.01% of net sales, in North America; $1,453, or 0.01% of net sales, in Europe; $2,730, or 0.03% of net sales, in Asia-Pacific; and $199, or 0.01% of net sales, in Latin America) as discussed in Note 3 to our consolidated financial statements.

Our income from operations in 2010 includes the release of a portion of our commercial tax reserve in Brazil totaling $9,112, or 0.03% of consolidated net sales and 0.57% of Latin America net sales.

We sell products purchased from many vendors, but generated approximately 18%, 21% and 23% of our consolidated net sales in 2012, 2011 and 2010, respectively, from products purchased from Hewlett-Packard Company and approximately 10% of our consolidated net sales in 2012 from products purchased from Apple Inc. There were no other vendors and no customers that represented 10% or more of our consolidated net sales in each of the last three years.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the fiscal years indicated.

	2012	2011	2010
Net sales	100.00%	100.00%	100.00%
Cost of sales	94.62	94.75	94.53

Gross profit	5.38	5.25	5.47
Operating expenses:
Selling, general and administrative	4.08	3.95	4.02
Amortization of intangible assets	0.05	0.03	0.05
Reorganization costs	0.03	0.01	0.00

Income from operations	1.22	1.26	1.40
Other expense, net	0.17	0.19	0.13

Income before income taxes	1.05	1.07	1.27
Provision for income taxes	0.24	0.40	0.35

Net income	0.81%	0.67%	0.92%

Results of Operations for the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

Our consolidated net sales increased by 4.1% and 5.0% in 2012 and 2011, respectively. Regionally, net sales from our North American operations increased in 2012 and 2011 by 4.1% and 4.8%, respectively, net sales from our Asia-Pacific operations increased by 5.4% and 4.6%, respectively, and net sales from our Latin American operations increased by 8.8% and 11.8%, respectively, while net sales from our European operations decreased by 6.7% in 2012 and increased 4.6% in 2011. Net sales from our BrightPoint operations acquired during the fourth quarter of 2012 was $1,041,374. Our acquisitions of BrightPoint, Aptec in Asia-Pacific and Promark in North America during the fourth quarter of 2012 contributed approximately 3.1% of the year-over-year consolidated sales growth, while Aptec and Promark contributed approximately 0.9% and less than 0.1% of the year-over-year Asia-Pacific and North America sales growth, respectively. In 2012, the translation impacts of weaker European, Asia-Pacific and Latin American currencies relative to the U.S. dollar had negative impacts of approximately six, two and six percentage points in the respective regions’ net sales with a combined negative effect of approximately three percentage points on our consolidated net sales. In 2012, the remaining increase in our consolidated and regional net sales in 2012 compared to 2011 primarily reflected a generally solid demand for technology products and services across a number of the markets in which we operate with greater strength coming from our North and Latin American regions. Our North American net sales was driven by solid growth in all U.S. business divisions, including double-digit increases in higher margin businesses of physical security, accessories and fee-for-service logistics, offset partially by a decline in our Canadian operation primarily due to soft economic conditions and the benefit of a key product launch in the prior year that did not recur this year. The increase in our Latin American net sales in 2012 compared to 2011 primarily reflected continued robust demand in the region, despite the negative impact of foreign exchange translation discussed above. The decrease in our European net sales in 2012 compared to 2011 was primarily attributable to the translation impacts of European currencies, as discussed above. Our European net sales were relatively flat in local currencies reflecting declines in our Southern European and Benelux countries, all of which continue to experience challenging economic conditions, offset by solid growth in Germany, the UK and France. The increase in our Asia-Pacific net sales in 2012 compared to 2011 was primarily attributable to the strong growth in two of our largest operations, China and India. We continue to experience challenges in Australia, which negatively affected the region’s revenue growth by five percentage points, but did not have a significant impact on our consolidated revenue growth.

The solid increase in our consolidated and regional net sales in 2011 compared to 2010 primarily reflected translation impact of strengthening European, Asia-Pacific and Latin American currencies relative to the U.S. dollar which contributed approximately five, five and one percentage points of the increase in the respective region’s net sales. The combined translation impacts of these foreign currencies contributed approximately three percentage points of the year-over-year increase in our consolidated net sales in 2011. The remaining increase in our consolidated and regional net sales in 2011 compared to 2010 primarily reflected a generally stable level of demand for technology products and services across a number of the markets in which we operate with greater strength coming from our North and Latin American regions. However, this was offset in part by soft demand, particularly in consumer markets in Europe and parts of Asia-Pacific, business disruptions in Australia due to the system deployment beginning in February 2011 and the slower than expected market-share recovery in that country since then, which negatively impacted our year-over-year Asia-Pacific region and consolidated net sales in 2011 by approximately nine and two percentage points, respectively. Our acquisitions in 2011 and 2010 did not have a material impact on our year-over-year regional and consolidated sales growth.

Our gross margin was 5.38% in 2012, 5.25% in 2011 and 5.47% in 2010. The gross margin in 2012 and 2011 included approximately two and eight basis points, respectively, from a favorable inventory position and pricing on hard disk drives due to product shortages caused by the 2011 flooding in Thailand. The gross margin in 2010 included the positive impact of $9,112, or three basis points of consolidated net sales, from partial releases of our commercial tax reserve in Brazil as the statute of limitations for an assessment had expired. The increase in gross margin in 2012 reflects the higher mix of mobility logistics services which was accretive to 2012 gross profit as a percentage of net sales by approximately 14 basis points primarily due to the acquisition of BrightPoint and improved performance in our higher margin specialty businesses and fee-for-service logistics business, largely offset by a greater mix of high volume, lower gross margin sales. Gross margin was also impacted by a highly competitive selling environment in many countries and a greater mix of sales into the e-tail and retail segments in international markets, which is generally lower margin business. The decline in gross margin in 2011 reflected the negative impact of approximately seven basis points primarily resulting from the disruption in our Australian operations, as well as competitive pricing dynamics driven in part by the weakness in several European and Asian markets, a greater mix of lower gross margin products, such as tablets, and higher sales in lower gross margin geographies due to more rapid growth in emerging markets such as China and India. These factors were partially offset by our favorable inventory position and pricing on hard disk drives as discussed above. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. We may experience fluctuations in our sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Total SG&A expenses were $1,542,650, $1,431,955 and $1,389,978 in 2012, 2011 and 2010, respectively. Total SG&A expenses as a percentage of net sales were 4.08%, 3.95% and 4.02% in 2012, 2011 and 2010, respectively. Total SG&A expenses increased $110,695, or 7.7%, and increased 13 basis points as a percentage of net sales in 2012 compared to 2011. Approximately $86,000 of the increase relates to our acquisitions during the fourth quarter of 2012. The increase also reflects direct variable costs associated with the growth in volume of our business as well as acquisition-related costs of $11,898, asset impairments of $1,923 associated with the closure of our in-country Argentina operations, costs of $2,500 associated with the exit of our former chief executive officer, and investments in strategic initiatives and system and process improvements incurred in the current year. These factors were generally offset by the translation impacts of foreign currencies, which yielded an approximate $34,000 reduction year-over-year, a decrease in stock-based compensation expense of $3,593 associated with our long-term incentive plans and our continued cost control management. Our SG&A expenses, as a percentage of net sales, declined seven basis points in 2011 compared to 2010, primarily due to leverage on the higher volume of net sales and cost control measures throughout our business in 2011. Total SG&A expenses increased $41,977 or 3.0% in 2011 compared to 2010. The single biggest driver of this increase was the translation impact of strengthening foreign currencies relative to the U.S. dollar, which contributed approximately $39,000 of the year-over-year increase. An increase in stock-based compensation expense of $3,749 associated with our long-term incentive plans and continued investments in strategic growth initiatives and system enhancements, as well as merit compensation increases for our associates, were more than offset by successful cost control measures throughout our business and reductions in bad debt expense due to better experience in the collections of aged accounts receivable.

Amortization of intangible assets was $20,711, $12,550 and $16,743 in 2012, 2011 and 2010, respectively. Amortization as a percentage of net sales were 0.05%, 0.03% and 0.05% in 2012, 2011 and 2010, respectively. The increase in 2012 was primarily due to our acquisition of BrightPoint. In 2010, certain intangible assets related to our large acquisition in 2004 were fully amortized reducing our expense in 2011.

In 2012, we recorded a net charge for reorganization costs of $9,676, or approximately 0.03% of consolidated net sales, which consisted of $9,044 primarily related to employee termination benefits for workforce reductions in our Australian and New Zealand operations in Asia-Pacific, Germany and other parts of our European operations, as well as some in our Latin America and BrightPoint operations; and $632 primarily related to a previously restructured facility in North America for which we modified estimates for higher than initially expected costs through the life of the remaining lease; partially offset by the net reversal of certain employee termination obligations from reorganization actions recorded in earlier years that were settled favorably. In 2011, we recorded a net charge for reorganization costs of $5,131, or approximately 0.01% of consolidated net sales, which consisted primarily of $6,215 of employee termination benefits for workforce reductions in our Australian operations in Asia-Pacific as well as in parts of North America, Europe and Latin America, partially offset by $1,084 for the net reversal of certain excess lease obligation liabilities from reorganization actions recorded in earlier years that were settled favorably. See Note 3 to our consolidated financial statements for further details. We may pursue other business process and/or organizational changes, which may result in additional charges related to consolidation of facilities, restructuring of business functions and workforce reductions in the future.

Our consolidated operating margins were 1.22%, 1.26% and 1.40% in 2012, 2011 and 2010, respectively. Regionally, operating margins from our North American operations were 1.79%, 1.84% and 1.58% in 2012, 2011 and 2010, respectively. Operating margins from our Europe operations were 0.97%, 1.20% and 1.25% in 2012, 2011 and 2010, respectively. Operating margins from our Asia-Pacific operations were 0.64%, 0.59% and 1.49% in 2012, 2011 and 2010, respectively. Operating margins from our Latin American operations were 1.94%, 1.43% and 2.02% in 2012, 2011 and 2010, respectively. Operating margin from BrightPoint was 1.08% in 2012. Our operating margins included the impacts of reserve reversals for commercial taxes, acquisition and integration charges, and reorganization costs as discussed previously. The overall decrease in our consolidated and Asia-Pacific operating margin, in 2012 and 2011 compared to 2010 largely reflects the impact of disruptions in our Australian business as discussed previously. The decrease in our European operating margin in 2012 compared to 2011 and 2010 was largely due to the continued softness in the economic environment in region, particularly in Southern Europe and the Benelux regions. Our 2011 European operating margin benefited by approximately 20 basis points from a favorable inventory position and pricing on hard disk drives due to product shortages caused by the 2011 flooding in Thailand. In North America, our operating margin in 2012 and 2011 improved compared to 2010 largely due to the economies of scale realized from the higher net sales level and greater mix of business from higher margin specialty business units. The year-over-year increase in our Latin American operating margin in 2012 primarily reflected continued sales growth in the region. In 2011, our Latin American operations experienced losses due to continued operational challenges in our Brazilian operations, which generated the overall decline in our operating margin from 2010.

Net other expense consisted primarily of interest income and expense, foreign currency exchange gains and losses, costs of discounting drafts received from customers, primarily in Europe, and other non-operating gains and losses. We incurred net other expense of $66,168, $70,775 and $46,372 in 2012, 2011 and 2010, respectively. The decrease in 2012 compared to 2011 was primarily attributable to the loss recognized in 2011 of $5,624 from the termination of our cash flow hedge and write-off of the remaining unamortized deferred financing costs related to the settlement of our senior unsecured term loan in September 2011, offset partially by higher interest expense as a result of the $300,000 in public debt issued in August 2012 and other increases in our other debt, which were primarily associated with our acquisition of BrightPoint, as well as higher net foreign-currency losses in 2012. The increase in 2011 compared to 2010 was primarily attributable to higher interest expense as a result of a full year of interest expense associated with our $300,000 in public debt issued in August 2010; a lower net cash position resulting from $225,905 in share repurchases; increased working capital required to support year-over-year sales growth; the loss of $5,624 from the termination of our cash flow hedge and write-off of the remaining unamortized deferred financing costs related to our senior unsecured term loan; and higher net losses on foreign currency exchange, the majority of which relate to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency.

Our provision for income taxes in 2012, 2011 and 2010 was $90,275, $143,631 and $120,001, respectively. Our effective tax rate in 2012, 2011 and 2010 was 22.8%, 37.0% and 27.4%, respectively. The year-over-year decrease in the effective tax rate from 2011 to 2012 is largely driven by the net non-cash income tax benefit of $34,890 recorded in 2012, representing a 8.8% decrease in the effective tax rate for the year, which was primarily comprised of: a tax benefit of $35,613 related to the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies; a tax benefit of $29,978 related to the partial release of a valuation allowance that had previously been recorded against foreign tax credit carryforwards maintained in the U.S.; a tax benefit of $4,857 related to the release of the valuation allowance previously recorded by our subsidiary in Spain; and a tax benefit of $2,277 driven largely by the realization of previously unrecognized tax benefits due to the expiry of the respective statutes of limitation in the jurisdictions in which the benefits were claimed; partially offset by a tax charge of $41,845 for a valuation allowance recorded against our deferred tax assets in Australia. The year-over-year increase in the effective tax rate from 2010 to 2011 primarily reflected the non-cash income tax charge of $24,810 recorded in 2011, representing a 6.4%

increase in the effective tax rate for the year, driven by the establishment of a valuation allowance against all of our deferred tax assets in Brazil. Aside from the items discussed above, the changes in our effective tax rates in 2012, 2011 and 2010 were primarily attributable to a change in the mix of profit among different tax jurisdictions and losses in certain tax jurisdictions in which we are not able to record a tax benefit due to uncertainty of realizability.

Quarterly Data; Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Part I, Item 1A. “Risk Factors.”

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 29, 2012. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Net Sales	Gross Profit	Income From Operations	Income Before Income Taxes	Net Income	Diluted Earnings Per Share
2012
Quarter Ended:(1)(2)
March 31, 2012	$8,635,381	$467,557	$104,051	$88,590	$89,973	$0.58
June 30, 2012	8,777,895	452,730	97,785	83,458	61,274	0.40
September 29, 2012	9,034,141	453,892	92,649	75,026	53,311	0.35
December 29, 2012	11,379,882	661,210	167,867	149,110	101,351	0.66

2011
Quarter Ended:(2)(3)
April 2, 2011	$8,723,712	$454,072	$100,054	$81,405	$56,310	$0.34
July 2, 2011	8,749,025	459,232	97,148	83,822	59,731	0.37
October 1, 2011	8,903,020	440,720	85,379	67,094	23,326	0.15
December 31, 2011	9,952,944	554,258	176,065	155,550	104,873	0.68

(1)	Includes the net pre-tax impact of reorganization costs (credits) as follows: first quarter, $557; second quarter, $839; third quarter, $5,268; and fourth quarter, $3,012. Includes the pre-tax impact of expense-reduction program costs as follows: first quarter, $2,500 for costs associated with the transition of our former chief executive officer; second quarter, $6,011 for acquisition-related charges and costs related to the closure of our in-country Argentina operations; third quarter, $2,270 for acquisition-related charges; and fourth quarter, $5,584 for acquisition-related charges and integration costs. Includes non-cash income tax charges as follows: first quarter, $28,532 of a net tax benefit primarily related to the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies, realized during the quarter; second quarter, $4,378 of a net tax benefit as a result of the lapse of the statute of limitations and its impact on a tax-related reserve in Australia and positive adjustments resulting from the resolution of portions of the Internal Revenue Service audit in the U.S.; third quarter, $1,658 of a net tax benefit for various tax-related adjustments; and fourth quarter, $4,734 of a net tax charge related to a valuation allowance recorded against our deferred tax assets in Australia; offset by the release of valuation allowance on foreign tax credits, as well as the release of a valuation allowance in Spain.

(2)	Diluted earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

(3)	Includes the net pre-tax impact of reorganization costs (credits) as follows: first quarter, ($269); third quarter, $1,156; and fourth quarter, $4,244. The third quarter includes a pre-tax loss of $5,624 from the termination of a cash flow hedge and the write-off of remaining unamortized costs related to our senior unsecured loan and a non-cash charge to record a valuation allowance of $24,810 against all of the deferred tax assets of our operating subsidiary in Brazil.

Liquidity and Capital Resources

Cash Flows

We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for 2012, 2011 and 2010. The lower cash and cash equivalents level at December 29, 2012 compared to December 31, 2011, primarily reflects: our acquisitions of BrightPoint, Aptec and Promark; our investments in property and equipment; our repurchases of Class A Common Stock; and our investment in the business in the form of net working capital to support our year-over-year sales growth. These factors are partially offset by: the ongoing generation of profits from the business excluding noncash items, the proceeds from the issuance of $300,000 senior unsecured notes due 2022, and from debt facilities as well as the proceeds from the exercise of stock options.

As of December 29, 2012 and December 31, 2011, we have book overdrafts of $415,207 and $511,172, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We have closely managed our overall working capital investment in 2012 and 2011 and our level of working capital days achieved as of December 29, 2012 and December 31, 2011 were both at the low end of our targeted range. Our investment in working capital may increase in future periods as we pursue profitable sales and market share growth and/or new business opportunities through targeted investment in working capital. This may include strategic pursuit of additional early pay discounts on trade accounts payable or purchase discounts on inventory, or we may allow extended payment terms or larger credit lines to certain customers. While each of these factors may yield net additional investment in working capital, as well as sales growth and/or improved profitability, we will, however, manage the risks associated with these strategies and the optimization of resulting returns on invested capital.

Operating activities provided net cash of $45,721, $295,859 and $179,322 in 2012, 2011 and 2010, respectively. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by both fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities in each of the last three years principally reflects our net income before noncash charges, offset partially by an increase in our net working capital. The principal driver of the increase in working capital is the previously discussed higher sales volumes in 2012 and 2011, as our working capital days outstanding were relatively flat at the end of both 2012 and 2011, and the higher levels of sales to close out the fourth quarter of 2010 compared to the end of 2009 as we continued to experience positive trends in the macroeconomic environment in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Investing activities used net cash of $989,029, $124,620 and $79,351 in 2012, 2011 and 2010, respectively. The net cash used by investing activities in 2012 was primarily due to cash payments related to the acquisitions of BrightPoint, Aptec, and Promark totaling $899,464. The remainder of cash used in investing activities was primarily related to capital expenditures. The capital expenditures for 2011 were higher than 2010 and 2012 which primarily reflected investments to enhance our underlying infrastructure and IT systems and our incremental investment in a new warehouse in Australia in 2011. We presently estimate that our capital expenditures will approximate $100,000 in 2013 for ongoing investments to support existing infrastructure and continued enhancements to our IT systems.

Financing activities provided net cash of $639,761 and $146,357 in 2012 and 2010, respectively, and used net cash of $414,042 in 2011. The net cash provided by financing activities in 2012 primarily reflects $296,256 in net proceeds from the issuance of our $300,000 senior unsecured notes due in 2022, $355,918 in net proceeds from our debt facilities and $31,335 in proceeds from the exercise of stock options, partially offset by the repurchase of Class A Common Stock for $50,000 under our stock repurchase programs. The increased proceeds from our financing activities were largely used to finance our acquisitions in 2012. The net cash used by financing activities in 2011 primarily reflects the repayment of the outstanding principal balance of our senior unsecured term loan and related interest rate swap agreement of $239,752 and the repurchase of $225,905 of Class A Common Stock, partially offset by $39,465 in proceeds from the exercise of stock options and $9,017 in net proceeds from our revolving credit facilities used to fund normal operations. The net cash provided by financing activities in 2010 primarily reflects $297,152 in net proceeds from the issuance of our $300,000 senior unsecured notes due in 2017 and $38,439 in proceeds from the exercise of stock options, partially offset by the repurchase of Class A Common Stock for $152,285 under our stock repurchase programs, and net repayments of $40,672 on our debt facilities and senior unsecured term loan.

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

Acquisitions

In 2012, we acquired all of the outstanding shares of BrightPoint and Promark and the assets and liabilities of Aptec. The acquisition of BrightPoint expanded our product and service offerings to mobile device lifecycle services and logistics solutions worldwide. The acquisition of Aptec extended our reach into the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services, while the acquisition of Promark further strengthened our position in higher value products and solutions and extended our reach within the public sector in the North America region. These entities were acquired for an aggregate price, including the assumption of debt, of $899,126.

In 2011, we acquired the assets and liabilities of Aretê in Spain, which further strengthened our capabilities in value-added distribution in our Europe region. This entity was acquired for an aggregate cash price of $2,106.

In 2010, we acquired all of the outstanding shares of interAct and Albora in our Europe region and the assets and liabilities of Asiasoft in our Asia-Pacific region. These acquisitions further strengthened our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329.

For a full discussion of the above acquisitions, refer to Note 4 of our consolidated financial statements.

Capital Resources

We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,531,275, of which $1,054,543 was outstanding at December 29, 2012. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $595,147 and $891,403 at December 29, 2012 and December 31, 2011, respectively, of which $533,585 and $773,816, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of December 29, 2012 and December 31, 2011, we had book overdrafts of $415,207 and $511,172, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 10 to our consolidated financial statements and Part I, Item 3. “Legal Proceedings”), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us.

The following is a detailed discussion of our various financing facilities.

In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At December 29, 2012, our senior unsecured notes due 2022 have a carrying value of $298,275, net of unamortized discount of $1,725. We also have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.

We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. In November 2012, we entered into an agreement to increase the borrowing capacity of this program for up to $675,000 from the previous amount of $500,000, and to extend its maturity to November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $345,000 and $0 at December 29, 2012 and December 31, 2011, respectively, under this North American financing program.

We have a revolving trade accounts receivable-backed financing program in Europe that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $132,000 at December 29, 2012 exchange rates. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at December 29, 2012 and December 31, 2011 under this European financing program.

We have two other revolving trade accounts receivable-backed financing programs in Europe, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $97,000, and €90,000, or approximately $119,000, at December 29, 2012 exchange rates. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at December 29, 2012 and December 31, 2011 under these European financing programs.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific that matures in May 2014 and provides for a borrowing capacity of up to 160,000 Australian dollars, or approximately $166,000 at December 29, 2012 exchange rates. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings December 29, 2012 and December 31, 2011 under this Asia-Pacific financing program.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At December 29, 2012, our actual aggregate capacity under these programs was approximately $1,124,000 based on eligible trade accounts receivable available, of which $345,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At December 29, 2012, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,529,000.

We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which matures in September 2016. In November 2012, we entered into a lender joinder agreement with an additional syndicate of multinational banks, which increased our revolving senior unsecured credit facility to $940,000 from the previous amount of $750,000. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at December 29, 2012 and December 31, 2011 under this credit facility. This credit facility may also be used to issue letters of credit. At December 29, 2012 and December 31, 2011, letters of credit of $4,491 and $4,700, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $804,000 at December 29, 2012. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 29, 2012 and December 31, 2011, respectively, we had $111,268 and $92,428 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.9% and 8.1% per annum at December 29, 2012 and December 31, 2011, respectively. At December 29, 2012 and December 31, 2011, letters of credit totaling $30,829 and $31,405, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At December 29, 2012, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.

Trade Accounts Receivable Factoring Programs

We have three uncommitted factoring programs, one in North America and two in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. The total amount of receivables factored under these programs, at any point in time, cannot exceed approximately $355,000 based on December 29, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 29, 2012 and December 31, 2011, we had a total of $242,626 and $165,744, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our financing capacity and contractual obligations at December 29, 2012, and the effects that scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to our $300,000 of 5.00% and $300,000 of 5.25% senior unsecured notes, all other interest is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period
Contractual Obligations	Total Capacity	Balance Outstanding	Less Than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
Senior unsecured notes	$598,275	$598,275	$—	$—	$300,000	$298,275
North American revolving trade accounts receivable-backed financing program(1)	675,000	345,000	—	345,000	—	—
Europe revolving trade accounts receivable-backed financing programs(1)	348,000	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing program(1)	166,000	—	—	—	—	—
Revolving senior unsecured credit facilities(2)	940,000	—	—	—	—	—
Lines of credit and other(2)	804,000	111,268	111,268	—	—	—

Subtotal	3,531,275	1,054,543	111,268	345,000	300,000	298,275
Minimum payments under:
Operating leases(3)	448,099	448,099	96,633	141,021	96,968	113,477
Liability for unrecognized tax benefits(4)	2,580	2,580	2,580	—	—	—

Total	$3,981,954	$1,505,222	$210,481	$486,021	$396,968	$411,752

(1)	The aggregate capacity amount of $1,189,000 in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the actual amount of eligible trade accounts receivable that may be used to support these facilities. As of December 29, 2012, our actual aggregate capacity under these programs based on eligible trade accounts receivable was approximately $1,124,000, of which $345,000 of such capacity was used.

(2)	The capacity amount in the table above represents the maximum capacity available under these facilities. Certain of these facilities can also be used to support letters of credit. At December 29, 2012, letters of credit totaling $35,320 were issued to certain vendors to support payment of insurance claims or the performance by our subsidiaries with respect to certain lease agreements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit also reduces our available capacity under the respective facilities by the same amount.

(3)	We lease the majority of our facilities and certain vehicles and equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have had original noncancelable lease terms in excess of 12 months.

(4)	At December 29, 2012, our liability for unrecognized tax benefits, including interest and penalties, was $45,921, the current portion of which amounted to $2,580. We are not able to reasonably estimate the timing of payments of the long-term portion of our liability for unrecognized tax benefits, or the amount the long-term portion will increase or decrease over time; therefore, this portion of the liability was excluded in the contractual obligations table above (see Note 7 to our consolidated financial statements).

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for both 2012 and 2011. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $11,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

Because our commitments under our employee benefit plans are not fixed amounts, they have not been included in the contractual obligations table.

Other Matters

See Part I, Item 3. “Legal Proceedings” for discussions of legal matters and contingencies.

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

Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2012, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Bulgarian lev, Polish zloty, South African rand, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringgit, New Zealand dollars, Philippine pesos, Singaporean dollars, Sri Lankan rupees, Thai baht, Indonesian rupiah, Argentine pesos, Brazilian reais, Chilean pesos and Mexican pesos.

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

	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Combined Portfolio
VaR as of December 29, 2012	$9,559	$57	$7,309
VaR as of December 31, 2011	9,272	105	7,168

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(In 000s, except par value)

	Fiscal Year End
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$595,147	$891,403
Trade accounts receivable (less allowances of $78,034 and $60,236)	5,457,299	4,465,329
Inventory	3,591,543	2,942,164
Other current assets	522,390	319,506

Total current assets	10,166,379	8,618,402
Property and equipment, net	481,324	323,261
Goodwill	428,401	—
Intangible assets, net	372,482	73,330
Other assets	31,862	131,523

Total assets	$11,480,448	$9,146,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,065,159	$4,893,437
Accrued expenses	585,404	524,010
Short-term debt and current maturities of long-term debt	111,268	92,428

Total current liabilities	6,761,831	5,509,875
Long-term debt, less current maturities	943,275	300,000
Other liabilities	164,089	63,864

Total liabilities	7,869,195	5,873,739

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 188,349 and 185,127 shares issued and 150,320 and 149,484 shares outstanding in 2012 and 2011, respectively	1,883	1,851
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,361,650	1,316,596
Treasury stock, 38,029 and 35,643 shares in 2012 and 2011, respectively	(648,066)	(604,331)
Retained earnings	2,750,904	2,444,995
Accumulated other comprehensive income	144,882	113,666

Total stockholders’ equity	3,611,253	3,272,777

Total liabilities and stockholders’ equity	$11,480,448	$9,146,516

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(In 000s, except per share data)

	Fiscal Year Ended
	2012	2011	2010
Net sales	$37,827,299	$36,328,701	$34,588,984
Cost of sales	35,791,910	34,420,419	32,696,693

Gross profit	2,035,389	1,908,282	1,892,291

Operating expenses:
Selling, general and administrative	1,542,650	1,431,955	1,389,978
Amortization of intangible assets	20,711	12,550	16,743
Reorganization costs	9,676	5,131	1,137

	1,573,037	1,449,636	1,407,858

Income from operations	462,352	458,646	484,433

Other expense (income):
Interest income	(10,216)	(5,673)	(4,858)
Interest expense	55,690	52,509	39,259
Net foreign currency exchange loss (gain)	10,546	4,789	(424)
Loss from settlement of interest rate swap and senior unsecured term loan	—	5,624	—
Other	10,148	13,526	12,395

	66,168	70,775	46,372

Income before income taxes	396,184	387,871	438,061
Provision for income taxes	90,275	143,631	120,001

Net income	$305,909	$244,240	$318,060

Basic earnings per share	$2.03	$1.57	$1.98

Diluted earnings per share	$1.99	$1.53	$1.94

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In 000s)

	Fiscal Year Ended
	2012	2011	2010
Net income	$305,909	$244,240	$318,060

Other comprehensive income, net of tax
Foreign currency translation adjustment	31,216	(63,601)	(485)
Unrealized holding gain on interest rate swap agreement designated as a cash flow hedge	—	9,254	410
Net unrealized loss on foreign currency forward contracts designated as cash flow hedges	—	—	(877)

Other comprehensive income, net of tax	31,216	(54,347)	(952)

Comprehensive income	$337,125	$189,893	$317,108

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In 000s)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 2, 2010	$1,795	$1,201,577	$(243,219)	$1,882,695	$168,965	$3,011,813
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	30	34,049				34,079
Income tax benefits for stock plan awards		3,405				3,405
Stock-based compensation expense		27,062				27,062
Repurchase of Class A Common Stock			(152,285)			(152,285)
Issuance of treasury shares, net of shares withheld for employee taxes		(6,687)	6,687			—
Comprehensive income				318,060	(952)	317,108

January 1, 2011	1,825	1,259,406	(388,817)	2,200,755	168,013	3,241,182
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	26	33,145				33,171
Income tax benefits for stock plan awards		3,625				3,625
Stock-based compensation expense		30,811				30,811
Repurchase of Class A Common Stock			(225,905)			(225,905)
Issuance of treasury shares, net of shares withheld for employee taxes		(10,391)	10,391			—
Comprehensive income				244,240	(54,347)	189,893

December 31, 2011	1,851	1,316,596	(604,331)	2,444,995	113,666	3,272,777
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	32	18,291				18,323
Income tax benefits for stock plan awards		5,810				5,810
Stock-based compensation expense		27,218				27,218
Repurchase of Class A Common Stock			(50,000)			(50,000)
Issuance of treasury shares, net of shares withheld for employee taxes		(6,265)	6,265			—
Comprehensive income				305,909	31,216	337,125

December 29, 2012	$1,883	$1,361,650	$(648,066)	$2,750,904	$144,882	$3,611,253

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000s)

	Fiscal Year Ended
	2012	2011	2010
Cash flows from operating activities:
Net income	$305,909	$244,240	$318,060
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,416	57,282	61,549
Stock-based compensation	27,218	30,811	27,062
Excess tax benefit from stock-based compensation	(6,252)	(3,133)	(3,723)
Loss from settlement of interest rate swap and senior unsecured term loan	—	5,624	—
Gain on sale of land and building	—	(474)	(2,380)
Noncash charges for interest and bond discount amortization	2,017	2,065	1,264
Deferred income taxes	(5,917)	28,825	(8,361)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(438,642)	(425,690)	(208,829)
Inventory	(200,351)	(79,137)	(421,551)
Other current assets	22,552	53,947	(22,110)
Accounts payable	468,961	407,477	233,017
Change in book overdrafts	(95,965)	(5,935)	105,163
Accrued expenses	(104,225)	(20,043)	100,161

Cash provided by operating activities	45,721	295,859	179,322

Cash flows from investing activities:
Purchase of property and equipment	(92,300)	(122,188)	(76,292)
Sale of (investment in) marketable trading securities	2,735	(1,426)	1,346
Proceeds from sale of land and building	—	1,100	3,924
Acquisitions and earn-out payments, net of cash acquired	(899,464)	(2,106)	(8,329)

Cash used by investing activities	(989,029)	(124,620)	(79,351)

Cash flows from financing activities:
Proceeds from exercise of stock options	31,335	39,465	38,439
Repurchase of Class A Common Stock	(50,000)	(225,905)	(152,285)
Excess tax benefit from stock-based compensation	6,252	3,133	3,723
Proceeds from issuance of senior unsecured notes, net of issuance costs	296,256	—	297,152
Repayment of senior unsecured term loan	—	(239,752)	(12,500)
Net proceeds (repayments) on revolving credit facilities	355,918	9,017	(28,172)

Cash provided (used) by financing activities	639,761	(414,042)	146,357
Effect of exchange rate changes on cash and cash equivalents	7,291	(21,345)	(1,713)

Increase (decrease) in cash and cash equivalents	(296,256)	(264,148)	244,615
Cash and cash equivalents, beginning of year	891,403	1,155,551	910,936

Cash and cash equivalents, end of year	$595,147	$891,403	$1,155,551

Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$53,286	$51,703	$33,985
Income taxes	103,616	110,336	87,294

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

Note 1 — Organization and Basis of Presentation

Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain, mobile device lifecycle services and logistics solutions worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Asia-Pacific, Middle East and Africa (“Asia-Pacific”), and Latin America. In 2012, we have added a reportable segment for mobility which reflects our acquisition of Brightpoint, Inc. (“BrightPoint”).

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

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2012,” “2011,” and “2010” represent the 52-week fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Significant estimates primarily relate to the realizable value of accounts receivable, vendor programs, inventory, goodwill, intangible and other long-lived assets, income taxes and contingencies and litigation. Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collection is reasonably assured. Service revenues represent less than 10% of total net sales for 2012, 2011 and 2010. We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. We also have limited contractual relationships with certain of our customers and suppliers whereby we assume an agency relationship in the transaction. In such arrangements, we recognize as revenues the net fee associated with serving as an agent.

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

We sell products purchased from many vendors, but generated approximately 18%, 21% and 23% of our net sales in 2012, 2011 and 2010, respectively, from products purchased from Hewlett-Packard Company and 10% of our net sales in 2012 from products purchased from Apple, Inc. There were no other vendors whose products represented 10% or more of our net sales for each of the last three fiscal years.

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

Foreign Currency Translation and Remeasurement

Financial statements of our foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of a few operations within our Europe, Asia-Pacific and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are translated at the average exchange rate for the period, and nonmonetary assets and liabilities are translated at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of income.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Book overdrafts of $415,207 and $511,172 as of December 29, 2012 and December 31, 2011, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of December 29, 2012 and December 31, 2011, or any balance on any given date.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Trade Accounts Receivable Factoring Programs

We have three uncommitted factoring programs, one in North America and two in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. The total amount of receivables factored under these programs, at any point in time, cannot exceed approximately $355,000 based on December 29, 2012 exchange rates. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 29, 2012 and December 31, 2011, we had a total of $242,626 and $165,744, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $3,822, $3,068 and $1,605 incurred in 2012, 2011 and 2010, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

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

Buildings	30-40 years
Leasehold improvements	3-17 years
Distribution equipment	5-10 years
Computer equipment and software	3-10 years

Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

Long-Lived and Intangible Assets

We assess potential impairments to our long-lived and intangible assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amounts of the finite-lived identifiable intangible assets of $445,385 and $183,557 at December 29, 2012 and December 31, 2011, respectively, are amortized over their remaining estimated lives ranging up to 20 years with the predominant amounts having lives of 3 to 10 years. The net carrying amount was $372,482 and $73,330 at December 29, 2012 and December 31, 2011, respectively. Amortization expense was $20,711, $12,550 and

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

$16,743 for 2012, 2011 and 2010, respectively. Future minimum amortization expense of finite-lived identifiable intangible assets that we expect to recognize over the next five years and thereafter are as follows:

2013	$46,660
2014	46,533
2015	43,383
2016	38,121
2017	38,035
Thereafter	159,750

$372,482

There were no impairments to our long-lived and other identifiable intangible assets in 2012, 2011 and 2010.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and should be reviewed at least annually for potential impairment.

Additions to goodwill in 2012 were due to our acquisitions of BrightPoint and Promark Technology Inc. (“Promark”) in North America and Aptec Holdings Ltd. (“Aptec”) in Asia-Pacific during the fourth quarter of 2012 (see Note 4).

The changes in the carrying amount of goodwill for 2012 are as follows:

	North America	Asia- Pacific	BrightPoint	Total
Balance at December 31, 2011	$—	$—	$—	$—
Acquisitions	4,555	4,951	418,895	428,401

Balance at December 29, 2012	$4,555	$4,951	$418,895	$428,401

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, and derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. Credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographic areas. No single customer has accounted for 10% or more of our consolidated net sales in 2012, 2011 and 2010 and no customer accounts receivable balance was greater than 10% at December 29, 2012 and December 31, 2011. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in many locations and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.

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

Fair Value Measurement

The carrying amounts of our cash equivalents, trade accounts receivable, marketable trading securities (included in other current assets in our consolidated balance sheet), accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. Our North American, European and Asia-Pacific revolving trade accounts receivable-backed financing programs bear interest at variable rates based on designated commercial paper rates and local reference rates, respectively, plus a predetermined fixed margin. The interest rates of our revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also resets regularly. The carrying amounts of all these facilities approximate their fair value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for our credit profile.

Our $300,000 senior unsecured notes due in August 2022 (see Note 6) had a fair value of approximately $307,000 at December 29, 2012 while our $300,000 senior unsecured notes due in August 2017 had a fair value of approximately $326,000 and $324,000 at December 29, 2012 and December 31, 2011, respectively.

Treasury Stock

We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Comprehensive Income

Effective January 1, 2012, we adopted the provisions of a new accounting standard and provided a consolidated statement of comprehensive income for the three years ended December 29, 2012. Comprehensive income consisted primarily of our net income, foreign currency translation adjustments, fair value adjustments to our interest rate swap agreement designated as a cash flow hedge, which we settled in September 2011, and unrealized gains and losses from our foreign currency forward contracts designated as cash flow hedges.

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

The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2012	2011	2010
Net income	$305,909	$244,240	$318,060

Weighted average shares	150,654	155,882	160,504

Basic earnings per share	$2.03	$1.57	$1.98

Weighted average shares including the dilutive effect of stock-based awards (3,063, 3,706 and 3,357 for 2012, 2011 and 2010, respectively)	153,717	159,588	163,861

Diluted earnings per share	$1.99	$1.53	$1.94

There were approximately 3,487, 2,671 and 5,266 stock-based awards in 2012, 2011 and 2010, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.

Income Taxes

We estimate income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on any amount not likely to be realized. In that regard, we recorded a charge of $41,845 in the fourth quarter of 2012 to provide a valuation allowance on our deferred tax assets in Australia, and a benefit of $29,978 for the partial release of a valuation allowance on our deferred tax assets for the foreign tax credit carryforwards in the U.S.

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

In December 2011, the FASB issued a new accounting standard related to enhanced disclosures on offsetting (netting) of assets and liabilities in the financial statements. This standard requires improved information about financial instruments and derivative instruments that are either allowed to be offset in accordance with another accounting standard or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with another accounting standard. Under this standard, financial statements should disclose the gross amounts of those recognized assets and liabilities and the amounts offset, whether permitted by another accounting standard or subject to master netting arrangement, to determine the net amounts presented in the statement of financial position. This standard is effective for us

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

beginning December 30, 2012 (the first day of fiscal 2013) and must be applied retrospectively for all comparative periods presented. We are currently in the process of assessing what impact this standard may have on our consolidated financial position.

Note 3 — Reorganization Costs

During 2012, we implemented headcount reductions primarily in Australia and New Zealand to better align our operating expenses with each country’s lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We closed our in-country Argentina operations in Latin America and will service this market through our export operations in Miami. Associated with these actions, we incurred reorganization costs of $9,044, that was comprised of $8,744 related to employee termination benefits for workforce reductions for 359 employees, and $300 related to contract terminations in BrightPoint all of which were fully utilized by end of 2012. The employee termination benefits by segment were $4,523 for 261 employees in Asia-Pacific, $3,087 for 54 employees in Europe, $668 for 19 employees in BrightPoint, $432 for 21 employees in Latin America, and $34 for 4 employees in North America. The reorganization costs and activities in 2012 and the remaining liabilities related to these actions are summarized in the table below:

	Reorganization Costs	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at December 29, 2012
Employee termination benefits	$8,744	$(6,959)	$41	$1,826

Adjustments reflected in the table above include the net foreign currency impact that increased the U.S. dollar liability by $41. We expect the remaining liabilities to be substantially utilized by the end of 2014.

During 2012, we also recorded a charge for asset impairments of $1,923 associated with the closure of our in-country Argentina operations. This charge is included in SG&A expenses in the accompanying consolidated statement of income.

In the second half of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume as a result of the system-implementation complications and loss of market share in that country. We also implemented headcount reductions in certain operations in North America, Europe and Latin America. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below:

	Remaining Liability at December 31, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at December 29, 2012
Employee termination benefits	$2,948	$(2,659)	$(210)	$79

Adjustments reflected in the table above include a reduction of $115 and $158 to reorganization liabilities recorded in prior years in Asia-Pacific and North America, respectively, for lower than expected employee termination benefits, as well as the net foreign currency impact that increased the U.S. dollar liability by $63. The remaining liabilities will be substantially utilized by mid-2013.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The reorganization costs in 2010 primarily represent a net charge of $1,137, which consisted of $1,354 in North America primarily for higher than expected costs associated with exited facilities, partially offset by $183 in Europe for lower than expected costs associated with employee termination benefits and facility consolidations and $34 in Asia-Pacific for lower than expected costs associated with employee termination benefits.

In 2009 and earlier, we incurred costs to integrate past acquisitions, as well as launching various other outsourcing and optimization plans, to improve operating efficiencies and better align our level of operating expenses with the decline in sales volumes resulting from the economic downturn in recent years. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2012 activities associated with these actions are summarized in the table below:

	Remaining Liability at December 31, 2011	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at December 29, 2012
Facility costs	$8,280	$(3,069)	$1,003	$6,214

Adjustments reflected in the table above include a net charge of $937 and reduction of $32 to reorganization liabilities recorded in prior years in North America and Europe, respectively, primarily for lower than expected facility exit costs, as well as the net foreign currency impact that increased the U.S. dollar liability by $98. We expect the remaining liabilities, all of which are associated with facility costs, to be fully utilized by the end of 2015.

Note 4 — Acquisitions

On October 15, 2012, we completed the acquisition of BrightPoint, a U.S. publicly traded entity and a global leader in providing device lifecycle services to the wireless industry for cash and the assumption of its debt, through the merger of BrightPoint and Beacon Sub, Inc., a direct wholly-owned subsidiary of Ingram Micro, under the Merger Agreement dated June 29, 2012. As a result of the merger, BrightPoint became a wholly-owned subsidiary of Ingram Micro and the results of operations of BrightPoint are included in our consolidated financial statements from the date of the merger. For the period from October 16, 2012 to December 29, 2012, BrightPoint’s net sales and operating income were $1,041,374 and $11,290, respectively.

The consideration paid was $868,192, primarily comprised of $9.00 cash per share of BrightPoint’s outstanding common stock, restricted stock units and shares issued pursuant to restricted stock awards, net of cash acquired. We also paid BrightPoint’s outstanding debt of $260,257. We funded the acquisition using the proceeds from our August 2012 offering of senior unsecured notes, revolving senior unsecured credit facility and existing cash. The fair value assigned to the consideration is as follows:

Purchase price:
Payments to common shareholders	$573,439
Payment of outstanding debt	260,257
Payments of other acquisition-related consideration	34,496

$868,192

The acquired assets and assumed liabilities were recorded by us at their estimated fair values. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, which incorporated discounted cash flow analyses, quoted market prices where available,

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

and estimates made by management. We expect to realize operational benefits by leveraging existing channel relationships and utilize the assembled workforce. We also expect the combined entity to achieve significant savings in corporate and operational overhead costs. We anticipate opportunities for growth through our entry into the global wireless industry, expansion of our geographic reach and customer segment diversity, and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BrightPoint’s net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction.

Goodwill acquired was allocated to our BrightPoint operating segment as a part of the purchase price allocation. We do not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in the future associated with goodwill will not be tax deductible.

A portion of the overall purchase price was allocated to acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, approximately $84,424 was established as a deferred tax liability for the future amortization of these intangibles.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 15, 2012:

Tangible assets (includes trade accounts receivable, inventory, property and equipment and other assets)	$1,156,075
Goodwill	418,895
Identifiable intangible assets	309,000
Liabilities (includes accounts payable, accrued expenses and other liabilities)	(1,015,778)

$868,192

The fair value of trade accounts receivable, inventory, other current assets, accounts payable and other accrued liabilities generally approximated historical carrying values given the short-term nature of these assets and liabilities. The fair values of acquired property and equipment, intangible assets and other long-term assets were determined with the assistance of independent valuation specialists. The values of deferred tax assets and the liabilities were based on the expected realizable value or expected amount due.

Valuations of intangible assets acquired

The components of intangible assets acquired in connection with the BrightPoint acquisition were as follows:

	Fair Value	Estimated Useful Life
Logistics customer relationships	$237,000	10 years
Distribution customer relationships	59,000	7 years
Trade name	13,000	3 years

Total intangible assets	$309,000

Acquisition and integration costs directly related to the BrightPoint merger totaled $11,898 for the year ended December 29, 2012. These costs were recorded in SG&A expenses. In addition, reorganization charges primarily related to employee termination benefits amounted to $968 for the same period (see Note 3).

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The following represents pro-forma operating results as if BrightPoint had been included in our consolidated statements of operations as of the first date of fiscal year 2011 presented below. The following represents pro-forma operating results as if BrightPoint had been included in our consolidated statements of operations as of the first date of fiscal year 2011 and include business combination accounting effects from our acquisition including amortization of acquired intangible assets and increase in interest expense associated with the issuance of our senior unsecured notes due in 2022 and additional borrowings from our revolving senior unsecured credit facility debt to fund the acquisition.

	Fiscal Year
	2012	2011
Net sales	$41,802,220	$41,573,084

Net income	$310,791	$282,901

Earnings per share
Basic	$2.06	$1.81

Diluted	$2.02	$1.77

The above unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of those dates, nor of future results of operations.

On August 13, 2012, we announced the signing of a definitive agreement to acquire certain IT distribution businesses of Aptec, a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services. We acquired Aptec, excluding its Saudi Arabia business, in the fourth quarter of 2012 for a cash price of approximately $16,302. The acquisition of the Saudi Arabia business is expected to close within the first half of 2013. This acquisition broadens our reach into the Middle East and Africa, while also building our portfolio of higher margin value-added distribution business. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in the recording of goodwill of $4,951 and identifiable intangible assets of $1,834, primarily related to vendor and customer relationships and trademarks with estimated useful lives of 10 and 3 years, respectively. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. No deferred tax liability for the future amortization of these intangibles was recorded due to a zero tax-rate jurisdiction.

On November 30, 2012, we acquired all of the outstanding shares of Promark, a value added distributor in the U.S. with a core technology focus on data storage, data management and electronic document imaging products and services. This acquisition further strengthens our position in higher value products and solutions and extends our reach within the public sector in the North American region. We acquired Promark for an initial cash payment of $7,707; payment of its outstanding debt of $4,675; a hold-back amount of $2,250, which will be released upon settlement of certain closing matters, and a maximum potential earn-out of $1,000 to be paid out by the first quarter of 2015 based upon the achievement of certain pre-defined targets. We have recorded an earn-out obligation of $800, which reflects the estimated fair value of the payout to be achieved. The aggregate purchase price of $15,432 has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in the recording of goodwill of $4,555 and identifiable intangible assets of $8,526, primarily related to U.S. General Services Administration IT schedule

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

and vendor and customer relationships with estimated useful lives of 20 and 10 years, respectively. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Therefore, approximately $3,291 was established as a deferred tax liability for the future amortization of these intangibles.

In 2011, we acquired the assets and liabilities of Aretê Sistemas S.A. (“Aretê”) in Spain, which further strengthened our capabilities in value-added distribution in our European region. Our agreement with Aretê called for an initial cash payment of $1,066, a hold-back amount of $1,040, which was released during the second quarter of 2011 upon settlement of certain closing matters, and a maximum potential earn-out of $5,000 to be paid out over four years through December 31, 2014 based upon the achievement of certain pre-defined targets. We recorded an earn-out obligation of $2,062, which reflected the estimated fair value of the payout to be achieved. The aggregate purchase price of $4,168 has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $4,142, primarily related to vendor and customer relationships with estimated useful lives of 10 years.

In 2010, we acquired all of the outstanding shares of interAct BVBA and Albora Soluciones SL in our European region and the assets and liabilities of Asiasoft Hong Kong Limited in our Asia-Pacific region. These acquisitions further strengthened our capabilities in virtualization, security and middleware solutions and enterprise computing. These entities were acquired for an aggregate cash price of $8,329, which was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, including identifiable intangible assets of $6,044, primarily related to vendor and customer relationships with estimated useful lives of 10 years and deferred tax liabilities of $1,840 related to the intangible assets, none of which are deductible for income tax purposes.

All acquisitions for the periods presented above, with the exception of BrightPoint were not material, individually or in aggregate, to us as a whole and therefore, pro forma financial information has not been presented.

Note 5 — Property and Equipment

Property and equipment consist of the following:

	Fiscal Year End
	2012	2011
Land	$11,706	$5,061
Buildings and leasehold improvements	186,934	125,466
Distribution equipment	278,064	250,792
Computer equipment and software	636,723	530,271

	1,113,427	911,590
Accumulated depreciation	(632,103)	(588,329)

	$481,324	$323,261

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Note 6 — Debt

The carrying value of our outstanding debt consists of the following:

	Fiscal Year End
	2012	2011
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,725	298,275	—
North America revolving trade accounts receivable-backed financing program	345,000	—
Asia-Pacific revolving trade accounts receivable-backed financing program	—	—
Lines of credit and other debt	111,268	92,428

	1,054,543	392,428
Short-term debt and current maturities of long-term debt	(111,268)	(92,428)

	$943,275	$300,000

In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At December 29, 2012, our senior unsecured notes due 2022 have a carrying value of $298,275, net of unamortized discount of $1,725. We also have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.

We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. In November 2012, we entered into an agreement to increase the borrowing capacity of this program to $675,000 from the previous amount of $500,000, and to extend its maturity to November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $345,000 and $0 at December 29, 2012 and December 31, 2011, respectively, under this North American financing program.

We have a revolving trade accounts receivable-backed financing program in Europe that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $132,000 at December 29, 2012 exchange rates. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at December 29, 2012 and December 31, 2011 under this European financing program.

We have two other revolving trade accounts receivable-backed financing programs in Europe, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $97,000, and €90,000, or approximately $119,000, at December 29, 2012 exchange rates. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at December 29, 2012 and December 31, 2011 under these European financing programs.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific that matures in May 2014 and provides for a borrowing capacity of up to 160,000 Australian dollars, or approximately $166,000 at December 29, 2012 exchange rates. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings at December 29, 2012 and December 31, 2011, under this Asia-Pacific financing program.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At December 29, 2012, our actual aggregate capacity under these programs was approximately $1,124,000 based on eligible trade accounts receivable available, of which $345,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At December 29, 2012, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,529,000.

We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which matures in September 2016. In November 2012, we entered into a lender joinder agreement with an additional syndicate of multinational banks, which increased our revolving senior unsecured credit facility to $940,000 from the previous amount of $750,000. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at December 29, 2012 and December 31, 2011, under this credit facility. This credit facility may also be used to issue letters of credit. At December 29, 2012 and December 31, 2011, letters of credit of $4,491 and $4,700, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $804,000 at December 29, 2012. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 29, 2012 and December 31, 2011, respectively, we had $111,268 and $92,428 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.9% and 8.1% per annum at December 29, 2012 and December 31, 2011, respectively. At December 29, 2012 and December 31, 2011, letters of credit totaling $30,829 and $31,405, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At December 29, 2012, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving senior unsecured credit facility and other credit agreements, as discussed above.

Note 7 — Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The estimates and assumptions we use in computing the income taxes reflected in our consolidated financial statements could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns as such returns are finalized and resultant adjustments are identified.

The components of income before income taxes consist of the following:

	Fiscal Year Ended
	2012	2011	2010
United States	$156,134	$129,412	$86,200
Foreign	240,050	258,459	351,861

Total	$396,184	$387,871	$438,061

The provision for income taxes consists of the following:

	Fiscal Year Ended
	2012	2011	2010
Current:
Federal	$13,642	$29,238	$36,859
State	2,547	3,951	3,839
Foreign	80,003	81,617	87,664

	96,192	114,806	128,362

Deferred:
Federal	(20,738)	23,772	(718)
State	1,161	707	3,401
Foreign	13,660	4,346	(11,044)

	(5,917)	28,825	(8,361)

Provision for income taxes	$90,275	$143,631	$120,001

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year Ended
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	1.5	1.4
U.S. tax on foreign earnings, net of foreign tax credits	0.6	0.2	(8.8)
Effect of international operations	(7.7)	(9.7)	(14.7)
Effect of change in valuation allowances	2.6	8.7	13.6
Effect of worthless stock deduction	(9.0)	—	—
Other	0.1	1.3	0.9

Effective tax rate	22.8%	37.0%	27.4%

As noted in the table above, the effective tax rate for 2012 reflects a tax benefit of $35,613 or a 9% decrease in the effective tax rate, related to the write-off of the historical tax basis of the investment we have maintained in one of our Latin American subsidiary holding companies.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$223,790	$149,134
Tax credit carryforwards	94,732	76,319
Employee benefits, including stock-based compensation	60,292	55,138
Reorganization and restructuring reserves	4,410	4,576
Inventory	31,999	27,046
Depreciation and amortization	69,264	53,694
Allowance on trade accounts receivable	13,476	12,583
Reserves and accruals not currently deductible for income tax purposes	26,478	20,045
Other	17,700	19,713

Total deferred tax assets	542,141	418,248
Valuation allowance	(241,095)	(186,021)

Subtotal	301,046	232,227

Deferred tax liabilities:
Depreciation and amortization	(227,799)	(37,899)
Other	(17,272)	(16,456)

Total deferred tax liabilities	(245,071)	(54,355)

Net deferred tax assets	$55,975	$177,872

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Out of the amounts shown above, net current deferred tax assets of $106,986 and $61,484 are included in other current assets at December 29, 2012 and December 31, 2011, respectively. Net non-current deferred tax liabilities of $51,011 as of December 29, 2012 is included in other liabilities and net non-current deferred tax assets of $116,388 as of December 31, 2011 is included in other assets. As part of purchase accounting for BrightPoint, we recorded $84,424 of non-current deferred tax liabilities attributable to the identifiable intangible assets.

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

After multiple years of profitability, our operational performance in Australia has weakened over the last two years, generating operating losses of $43,116 and $55,610 in 2012 and 2011, respectively. Although net operating losses in Australia can be carried forward indefinitely, and despite continuing to execute against our performance improvement plan and making progress in regaining market share with several strategic vendors, such progress has been slower than originally planned. As we finished the fourth quarter of 2012, we are now forecasting a third consecutive year of pre-tax losses in 2013. While the 2013 forecasted loss is significantly lower than 2011 and 2012, we are required to periodically reevaluate all available positive and negative evidence and at December 29, 2012, we ultimately concluded it was no longer more likely than not the deferred tax assets would be realized. As such, we established a full reserve for all Australian deferred tax assets recorded to date, which resulted in a non-cash charge of $41,845 that impacted the fourth quarter and full year effective tax rate. We will continue to work on improving the performance of our operations in Australia and will monitor for objectively verifiable positive evidence that may alter our conclusion as to the likelihood of realizing such deferred tax assets in future periods.

We also considered new events that occurred during the fourth quarter of 2012, in particular the acquisition of BrightPoint and the impact the combination will have on our ability to utilize our foreign tax credits in the U.S., and concluded that it is now more likely than not that an additional $29,978 of foreign tax credits are realizable, resulting in a partial release of the valuation allowance on those deferred tax assets.

At December 29, 2012, we had deferred tax assets related to net operating loss carryforwards of $223,790, along with a valuation allowance of $182,510, with the net amount reflecting the amount more likely than not to be realized. Acquisition of BrightPoint entities increased the net operating loss carryforwards and valuation allowance by $52,068 and $25,670, respectively. Of the remaining $41,280 of net deferred tax assets associated with NOL carryforwards, $12,249 has no expiration date. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. We monitor all of our other deferred tax assets for realizability in a similar manner to those described above and will record or release valuation allowances as required to reflect the amount more likely than not to be realized.

At December 29, 2012, our total deferred tax assets related to foreign tax credit carryforwards in the U.S. was $92,401 and our total valuation allowance related to such credit carryforwards was $41,168, with the net amount reflecting the amount more likely than not to be realized based on our current ability to generate the character of income required to utilize these credits prior to expiry through 2021.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The valuation allowance increased by a net $55,074 during 2012, driven largely by net of the Australia charge and U.S. foreign tax credit release described above, plus $49,441 of valuation allowances associated with some of the acquired BrightPoint deferred tax assets, as well as smaller changes in other jurisdictions.

We have not provided deferred taxes on undistributed earnings from certain of our foreign subsidiaries that are indefinitely reinvested. These undistributed earnings may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $2,100,000 at December 29, 2012, and $1,900,000 at December 31, 2011. A determination of the deferred tax liability on such earnings is not practicable as such liability is dependent upon our U.S. foreign tax credit position that would exist at the time any remittance would occur.

In order to advance the operational and legal entity integration of BrightPoint, we concluded that it would be beneficial to transfer the ownership of BrightPoint’s non-U.S. subsidiaries into one of our existing foreign subsidiaries, leaving the former BrightPoint foreign subsidiary that held those entities with approximately $272,000 of undistributed earnings. As it is our intention to distribute those previously undistributed earnings in the future, we have recorded a deferred tax liability of $61,560, representing an estimate of the future U.S. taxes that will be due when such earnings are distributed.

Tax benefits claimed from the exercise of employee stock options and other employee stock programs that are in excess of (less than) the amount recorded upon grant are recorded as an increase (decrease) in stockholders’ equity. In 2012 and 2011, these amounts totaled $5,810 and $3,625, respectively.

The total amount of gross unrecognized tax benefits is $38,790 as of December 29, 2012, substantially all of which would impact the effective tax rate if recognized. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2012	2011	2010
Gross unrecognized tax benefits at beginning of the year	$24,888	$23,641	$21,254
Increases in tax positions for prior years	17,281	3,953	805
Decreases in tax positions for prior years	(900)	(1,221)	(2,459)
Increases in tax positions for current year	2,716	1,197	4,877
Decreases in tax positions for current year	—	—	(54)
Settlements	(343)	(789)	—
Lapse in statute of limitations	(4,852)	(1,893)	(782)

Gross unrecognized tax benefits at end of the year	$38,790	$24,888	$23,641

The largest driver of the year-over-year increase in gross unrecognized tax benefits was associated with BrightPoint which totaled $16,740. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 29, 2012, the total accrual for interest and penalties on our unrecognized tax benefits is $7,889.

We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

operate. In the U.S., we concluded our IRS federal income tax audit for tax years 2007 to 2009 during the second quarter of 2012, effectively closing all years to IRS audit up through 2007. As the statute of limitations has been extended for the periods 2008 to 2009, it is possible that the IRS may reopen audits for these periods. Based on the conclusion of the IRS audit, we reversed tax liabilities of $1,449 including interest, for previously recorded unrecognized tax benefits ultimately realized. In our material tax jurisdictions, the statute of limitation is open, in general, for 3 - 5 years.

It is possible that within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

Note 8 — Derivative Financial Instruments

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts(1)		Fair Value
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$817,172	$552,677	$2,897	$10,689
Accrued expenses
Foreign exchange contracts	607,836	574,018	(3,776)	(3,976)

Total	$1,425,008	$1,126,695	$(879)	$6,713

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts and the underlying principal amount in interest rate swap contract.

The amount recognized in earnings on our derivative instruments, including ineffectiveness, was a net gain (loss) of $(35,181), $1,799 and $6,874 in 2012, 2011 and 2010, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. The unrealized gains (losses) associated with our cash flow hedging transactions, were reflected in our consolidated statement of comprehensive income for 2012, 2011 and 2010.

Cash Flow Hedges

Our designated hedges have typically consisted of an interest rate swap to hedge variable interest rates on a portion of our senior unsecured term loan, which we terminated upon repaying the underlying loan in September 2011 (see Note 6), and foreign currency forward contracts to hedge certain foreign currency-denominated intercompany loans and anticipated management fees. There were no such designated hedges outstanding as of December 29, 2012 and December 31, 2011. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.

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

At December 29, 2012 and December 31, 2011, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $189,381 and $399,420, respectively, and marketable trading securities (included in other current assets in our consolidated balance sheet) of $46,938 and $44,498, respectively, determined based on Level 1 criteria, as defined above, and derivative assets of $2,897 and $10,689, respectively, and derivative liabilities of $3,776 and $3,976, respectively, determined based on Level 2 criteria. The change in the fair value of derivative instruments was a net unrealized gain (loss) of $(7,592), $31,886 and $1,861 for 2012, 2011 and 2010, respectively, which was essentially offset by the change in fair value of the underlying hedged assets or liabilities. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Note 10 — Commitments and Contingencies

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,232 at December 29, 2012 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,270 at December 29, 2012 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($12,731 at December 29, 2012 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,794 at December 29, 2012 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisor, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 27,253 ($13,359 at December 29, 2012 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 120,394 ($59,017 at December 29, 2012 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at December 29, 2012.

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

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for 2012, 2011 and 2010. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $11,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

We lease the majority of our facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2012, 2011 and 2010 was $96,669, $93,725 and $89,484, respectively.

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms as well as minimum contractual payments under the IT outsourcing agreements as of December 29, 2012 are as follows:

2013	$96,633
2014	79,538
2015	61,483
2016	49,029
2017	47,939
Thereafter	113,477

$448,099

The above minimum payments have not been reduced by minimum sublease rental income of $11,963 due in the future under noncancelable sublease agreements as follows: $4,908, $4,324 and $2,731 in 2013, 2014 and 2015, respectively.

Note 11 — Segment Information

We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions worldwide. Our IT distribution operating segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation recognized (see Note 12) to our operating units; therefore, we are reporting this as a separate amount.

Geographic areas in which we operated during 2012 include North America (the United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Lebanon, United Arab Emirates, Turkey, Egypt and South Africa), and Latin America (Brazil, Chile, Mexico, Peru, and our Latin American export operations in Miami). During 2012, we closed our in-country Argentina operations in Latin America.

As discussed in Note 4, our acquisition of BrightPoint in October 2012 expanded our product and service offerings to mobile device lifecycle services and logistics solution worldwide. BrightPoint had operations in the

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

following geographic areas: the United States, Finland, Germany, Norway, Poland, Portugal, Senegal, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates and the United Kingdom, Australia, Hong Kong, India, Malaysia, New Zealand, and Singapore.

Financial information by reportable segment is as follows:

	Fiscal Year Ended
	2012	2011	2010
Net sales
IT Distribution:
North America	$15,880,103	$15,250,560	$14,549,103
Europe	10,614,811	11,371,043	10,871,237
Asia-Pacific	8,347,170	7,920,649	7,570,403
Latin America	1,943,841	1,786,449	1,598,241
BrightPoint	1,041,374	—	—

Total	$37,827,299	$36,328,701	$34,588,984

Income from operations
IT Distribution:
North America	$283,689	$281,155	$230,458
Europe	103,278	136,306	135,681
Asia-Pacific	53,613	46,508	113,003
Latin America	37,700	25,488	32,353
BrightPoint	11,290	—	—
Stock-based compensation expense	(27,218)	(30,811)	(27,062)

Total	$462,352	$458,646	$484,433

Capital expenditures
IT Distribution:
North America	$64,529	$91,873	$59,252
Europe	4,420	8,745	7,424
Asia-Pacific	17,945	21,100	6,880
Latin America	1,161	470	2,736
BrightPoint	4,245	—	—

Total	$92,300	$122,188	$76,292

Depreciation and amortization
IT Distribution:
North America	$33,383	$35,059	$33,949
Europe	13,990	13,205	12,791
Asia-Pacific	8,066	6,556	12,155
Latin America	2,167	2,462	2,654
BrightPoint	12,810	—	—

Total	$70,416	$57,282	$61,549

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The income from operations in 2012 includes an aggregate of $26,041 in charges comprised of $9,676 in reorganization and $16,365 primarily for legal, consulting and other integration costs associated with our BrightPoint acquisition, as well as asset impairments associated with the closure of our in-country Argentina operations, charged to SG&A, ($9,628, $3,055, $4,451, $2,355 and $6,552 of net charges in North America, Europe, Asia-Pacific, Latin America and BrightPoint, respectively), as discussed in Notes 3 and 4. The income from operations in 2011 includes reorganization and expense-reduction program costs of $5,131 ($749, $1,453, $2,730 and $199 of net charges in North America, Europe, Asia-Pacific and Latin America, respectively). The income from operations in Latin America includes the release of a portion of the 2007 commercial tax reserve in Brazil totaling $9,112 in 2010.

	Fiscal Year End
	2012	2011
Identifiable assets
IT Distribution:
North America	$4,103,657	$3,922,713
Europe	2,883,678	3,066,825
Asia-Pacific	1,880,431	1,640,771
Latin America	652,552	516,207
BrightPoint	1,960,130	—

Total	$11,480,448	$9,146,516

Long-lived assets
IT Distribution:
North America	$329,175	$290,075
Europe	50,498	59,143
Asia-Pacific	45,898	36,760
Latin America	9,415	10,613
BrightPoint	418,820	—

Total	$853,806	$396,591

Net sales for the United States, which is our country of domicile, were $14,464,308, $13,385,690 and $12,487,517 in 2012, 2011 and 2010, respectively. Long-lived assets located in the United States were $595,949 and $288,730 as of December 29, 2012 and December 31, 2011, respectively.

Note 12 — Stock-Based Compensation

Our stock-based compensation expense for 2012, 2011 and 2010 was $27,218, $30,811 and $27,062, respectively, and the related income tax benefits were $8,075, $8,760 and $7,563, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

We have elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock-based awards granted to employees. The fair value of options granted in 2012, 2011 and 2010 was estimated assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2012	2011	2010
Expected life of stock options	5.0 years	5.0 years	5.0 years
Risk-free interest rate	0.89%	2.11%	2.28%
Expected stock volatility	34.6%	32.7%	33.8%
Fair value of options granted	$5.79	$6.35	$6.16

Equity Incentive Plan

In 2011, our shareholders approved the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Plan”), which constitutes an amendment and restatement of the Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan and a consolidation with the Ingram Micro Inc. 2008 Executive Incentive Plan. The 2011 Plan increased the number of shares that we may issue by 13,500, for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. Under the 2011 Plan, the existing authorized pool of shares available for grant is a fungible pool, where the authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 2.37 shares for every share granted under any award other than an option or stock appreciation right for awards granted after June 8, 2011. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of up to three years and have expiration dates not longer than 10 years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2012, 2011 and 2010, the performance measures for restricted stock and restricted stock units for grants to management were based on earnings growth, return on invested capital total shareholder return and profit before tax. As of December 29, 2012, approximately 9,335 shares were available for grant under the 2011 Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

During 2012, 2011 and 2010 previously granted restricted stock units of 2,132, 1,144 and 769, respectively, were converted to Class A Common Stock. Approximately 683, 326 and 246 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $13,011, $6,294 and $4,378 in 2012, 2011 and 2010, respectively. The withheld shares had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. Of the restricted stock and/or units that were converted to Class A Common Stock, there were 1,495, 133 and 143 in 2012, 2011 and 2010, respectively, based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. In 2011, the Human Resources Committee of the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 772 restricted stock units.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Stock Award Activity

Stock option activity under the 2011 Plan was as follows for the three years ended December 29, 2012:

	No. of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2010	14,028	$16.10	4.1
Granted	48	18.36
Exercised	(2,799)	13.73
Forfeited/cancelled/expired	(862)	17.86

Outstanding at January 1, 2011	10,415	16.41	3.7
Granted	40	19.62
Exercised	(2,397)	15.44
Forfeited/cancelled/expired	(42)	16.25

Outstanding at December 31, 2011	8,016	16.72	2.8
Granted	51	18.31
Exercised	(2,116)	14.80
Forfeited/cancelled/expired	(306)	18.37

Outstanding at December 29, 2012	5,645	17.36	2.7	$4,288

Vested and expected to vest at December 29, 2012	5,645	17.36	2.7	$4,288

Exercisable at December 29, 2012	5,641	17.36	2.7	$4,288

The aggregate intrinsic value in the table above represents the difference between our closing stock price on December 29, 2012 and the option exercise price, multiplied by the number of in-the-money options on December 29, 2012. This amount changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised in 2012, 2011 and 2010 was $8,273, $9,999 and $10,496, respectively. Total fair value of stock options vested and expensed was $298, $251 and $1,728 for 2012, 2011 and 2010, respectively. As of December 29, 2012, substantially all compensation costs related to stock options have been recognized.

Cash received from stock option exercises in 2012, 2011 and 2010 was $31,335, $39,465 and $38,439, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $2,975, $3,248 and $3,844 in 2012, 2011 and 2010, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

The following table summarizes information about stock options outstanding and exercisable at December 29, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 29, 2012	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable at December 29, 2012	Weighted- Average Exercise Price
$10.15 – $12.03	461	1.8	$10.98	461	$10.98
$13.05 – $15.81	1,004	1.9	14.82	1,004	14.82
$16.57 – $19.93	3,307	2.9	18.14	3,303	18.17
$20.00 – $21.60	873	3.4	20.71	873	20.71

	5,645	2.7	17.36	5,641	17.36

Activity related to restricted stock and restricted stock units was as follows for the three years ended December 29, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 2, 2010	5,095	$14.90
Granted	1,823	18.24
Vested	(764)	14.46
Forfeited	(1,044)	17.37

Non-vested at January 1, 2011	5,110	10.84
Granted	1,961	19.37
Vested	(1,145)	9.92
Forfeited	(1,006)	18.02

Non-vested at December 31, 2011	4,920	12.98
Granted	2,866	17.21
Vested	(2,132)	12.79
Forfeited	(147)	17.66

Non-vested at December 29, 2012	5,507	15.13

As of December 29, 2012, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $37,335. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.4 years.

Employee Benefit Plans

Our U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $4,350, $3,859 and $1,909 in 2012, 2011 and 2010, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

Note 13 — Common Stock

Share Repurchase Program

In October 2010, our Board of Directors authorized a new three-year, $400,000 share repurchase program, of which $124,095 is remaining for repurchase at December 29, 2012. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We have also issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the 2011 Plan (see Note 12).

Our stock repurchase and issuance activity for 2012, 2011 and 2010 are summarized as follows:

	Shares Repurchased	Weighted- Average Price Per Share	Net Amount Repurchased
Cumulative balance at January 2, 2010	15,095	$16.11	$243,219
Repurchase of Class A Common Stock	8,960	16.99	152,285
Issuance of Class A Common Stock	(342)	19.53	(6,687)

Cumulative balance at January 1, 2011	23,713	16.40	388,817
Repurchase of Class A Common Stock	12,476	18.11	225,905
Issuance of Class A Common Stock	(546)	19.01	(10,391)

Cumulative balance at December 31, 2011	35,643	16.96	604,331
Repurchase of Class A Common Stock	2,729	18.32	50,000
Issuance of Class A Common Stock	(343)	18.27	(6,265)

Cumulative balance at December 29, 2012	38,029	17.04	$648,066

Classes of Common Stock

We have two classes of Common Stock, consisting of 500,000 authorized shares of $0.01 par value Class A Common Stock and 135,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000 authorized shares of $0.01 par value Preferred Stock.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In 000s, except per share data)

There were no issued and outstanding shares of Class B Common Stock or Preferred Stock during the three-year period ended December 29, 2012. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended December 29, 2012, is as follows:

Class A Common Stock
January 2, 2010	164,383
Stock options exercised	2,799
Release of restricted stock units, net of shares withheld for employee taxes	509
Grant of restricted Class A Common Stock	14
Repurchase of Class A Common Stock	(8,960)

January 1, 2011	158,745
Stock options exercised	2,397
Release of restricted stock units, net of shares withheld for employee taxes	791
Grant of restricted Class A Common Stock	27
Repurchase of Class A Common Stock	(12,476)

December 31, 2011	149,484
Stock options exercised	2,116
Release of restricted stock units, net of shares withheld for employee taxes	1,432
Grant of restricted Class A Common Stock	17
Repurchase of Class A Common Stock	(2,729)

December 29, 2012	150,320

INGRAM MICRO INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in 000s)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Year
Allowance for doubtful accounts:
2012	$50,635	$18,054	$(19,177)	$14,303	$63,815
2011	67,006	7,960	(21,841)	(2,490)	50,635
2010	69,265	12,798	(16,119)	1,062	67,006
Allowance for sales returns:
2012	$9,601	$2,677	$(1,552)	$3,493	$14,219
2011	8,788	1,997	(962)	(222)	9,601
2010	5,753	1,017	(626)	2,644	8,788

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ingram Micro Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations, and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal control over Financial Reporting, management has excluded Brightpoint, Inc. from its assessment of internal control over financial reporting as of December 29, 2012 because they were acquired by the Company in a purchase business combination during 2012. We have also excluded Brightpoint, Inc. from our audit of internal control over financial reporting. The total assets and revenues of this acquisition are 17.1% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.

/s/     PricewaterhouseCoopers LLP

Orange County, California

February 27, 2013

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Operating and Financial Officer have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 29, 2012.

We have excluded Brightpoint, Inc. from our assessment of internal control over financial reporting as of December 29, 2012 because it was acquired by us in a purchase business combination on October 15, 2012. Brightpoint, Inc. is a wholly owned subsidiary of Ingram Micro Inc. whose total assets and net sales represented

$1,960,130 or 17.1%, and $1,041,374 or 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Notice and Proxy Statement for the 2013 Annual Meeting of Shareowners, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, certain portions of which are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.     Financial Statements

See “Index to Consolidated Financial Statements” under “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(a)2.     Financial Statement Schedules

See “Financial Statement Schedule II — Valuation and Qualifying Accounts” of this Annual Report under “Part II, Item 8. Financial Statements and Supplementary Data.”

(a)3.     List of Exhibits

Exhibit No.	Exhibit

2.1***	Agreement and Plan of Merger, dated June 29, 2012, among Ingram Micro Inc., Brightpoint, Inc. and Beacon Sub, Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

3.1	Certificate of Incorporation of Ingram Micro Inc. (incorporated by reference to Exhibit 3.01 to Ingram Micro Inc.’s Registration Statement on Form S-1 (File No. 333-08453))

3.2	Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to Ingram Micro Inc.’s Registration Statement on Form S-4 (File No. 333-69816))

3.3	Certificate of Amendment dated June 9, 2010 to Ingram Micro Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 10, 2010)

3.4	Amended and Restated Bylaws, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

4.3	Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4	Indenture, dated August 10, 2012 between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

Exhibit No.	Exhibit
4.5	Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

10.1†	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2†	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

10.3†	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.4†	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

10.5†	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)

10.6†	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)

10.7†	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)

10.8†	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

10.9†	Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)

10.10†	Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)

10.11†	Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)

10.12†	Retirement Program — Ninth Amendment to 401K Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro’s Annual Report on Form 10-K for the 2010 fiscal year, the “2010 10-K”)

10.13†	Retirement Program — Tenth Amendment to 401K Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year, the “2011 10-K”)

10.14†	Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)

10.15†	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to the 2009 10-K)

Exhibit No.	Exhibit
10.16†	Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.17*†	Retirement Program — Amendment No. 3 to the Ingram Micro Inc. Supplemental Investment Savings Plan

10.18†	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008)

10.19†	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.20†	Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010, the “September 2010 8-K”)

10.21†	Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on January 21, 2010)

10.22†	Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)

10.23	Credit Agreement dated as of September 28, 2011 among Ingram Micro Inc. and certain of its subsidiaries, The Bank of Nova Scotia, as administrative agent, Bank of America, N.A., BNP Paribas, The Royal Bank of Scotland PLC and Union Bank, N.A., as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 29, 2011)

10.24	Lender Joinder Agreement dated as of November 26, 2012 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 26, 2012)

10.25	Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.26	Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.27	Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.28	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.29	Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.30	Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

Exhibit No.	Exhibit
10.31†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.32†	Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.33†	Separation Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.34†	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.35†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.36†	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.37†	Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.38†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

10.39†	Separation Agreement effective December 7, 2012 between Keith W.F. Bradley and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2012)

10.40†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)

99.2	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.3 †	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

99.4 †	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)

Exhibit No.	Exhibit
99.5†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)

99.6†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)

99.7†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)

99.8†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)

99.9†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)

99.10†	Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)

99.11†	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.11 to the 2011 10-K)

99.12†	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.12 to the 2011 10-K)

99.13†	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)

99.14†	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to the 2011 10-K)

99.15†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to the 2010 10-K)

99.16†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to the 2010 10-K)

99.17†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to the 2010 10-K)

99.18†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to the 2010 10-K)

99.19†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.19 to the 2011 10-K)

99.20†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to the 2010 10-K)

99.21	Amended Human Resources Committee Charter, dated June 3, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 3, 2009)

99.22	Executive Committee Charter, dated September 15, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 17, 2009)

99.23	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)

Exhibit No.	Exhibit
99.24	Audit Committee Charter, dated March 9, 2010 (incorporated by reference to Exhibit 99.24 to the 2010 10-K)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Ingram Micro has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

INGRAM MICRO INC.

By:	/s/ Larry C. Boyd
Larry C. Boyd Executive Vice President, Secretary and General Counsel

February 27, 2013

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Alain Monié Alain Monié	President and Chief Executive Officer; Director (Principal Executive Officer)	February 27, 2013

/s/ William D. Humes William D. Humes	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 27, 2013

/s/ Dale R. Laurance Dale R. Laurance	Chairman of the Board	February 27, 2013

/s/ Howard I. Atkins Howard I. Atkins	Director	February 27, 2013

/s/ Leslie S. Heisz Leslie S. Heisz	Director	February 27, 2013

/s/ John R. Ingram John R. Ingram	Director	February 27, 2013

/s/ Orrin H. Ingram II Orrin H. Ingram II	Director	February 27, 2013

/s/ Scott A. McGregor Scott A. McGregor	Director	February 27, 2013

/s/ Paul Read Paul Read	Director	February 27, 2013

/s/ Joe B. Wyatt Joe B. Wyatt	Director	February 27, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1***	Agreement and Plan of Merger, dated June 29, 2012, among Ingram Micro Inc., Brightpoint, Inc. and Beacon Sub, Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

3.1	Certificate of Incorporation of Ingram Micro Inc. (incorporated by reference to Exhibit 3.01 to Ingram Micro Inc.’s Registration Statement on Form S-1 (File No. 333-08453))

3.2	Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to Ingram Micro Inc.’s Registration Statement on Form S-4 (File No. 333-69816))

3.3	Certificate of Amendment dated June 9, 2010 to Ingram Micro Inc.’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 10, 2010)

3.4	Amended and Restated Bylaws, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

4.3	Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4	Indenture, dated August 10, 2012 between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.5	Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

10.1†	Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2†	Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

10.3†	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.4†	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

10.5†	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)

10.6†	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)

10.7†	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)

Exhibit No.	Exhibit

10.8†	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

10.9†	Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)

10.10†	Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)

10.11†	Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)

10.12†	Retirement Program — Ninth Amendment to 401K Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro’s Annual Report on Form 10-K for the 2010 fiscal year, the “2010 10-K”)

10.13†	Retirement Program — Tenth Amendment to 401K Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year, the “2011 10-K”)

10.14†	Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)

10.15†	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to the 2009 10-K)

10.16†	Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.17*†	Retirement Program — Amendment No. 3 to the Ingram Micro Inc. Supplemental Investment Savings Plan

10.18†	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008)

10.19†	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.20†	Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010, the “September 2010 8-K”)

10.21†	Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on January 21, 2010)

10.22†	Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)

10.23	Credit Agreement dated as of September 28, 2011 among Ingram Micro Inc. and certain of its subsidiaries, The Bank of Nova Scotia, as administrative agent, Bank of America, N.A., BNP Paribas, The Royal Bank of Scotland PLC and Union Bank, N.A., as co-syndication agents, and various other lenders (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 29, 2011)

10.24	Lender Joinder Agreement dated as of November 26, 2012 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 26, 2012)

Exhibit No.	Exhibit

10.25	Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.26	Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.27	Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.28	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.29	Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.30	Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

10.31†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.32†	Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.33†	Separation Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.34†	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.35†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.36†	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.37†	Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.38†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

10.39†	Separation Agreement effective December 7, 2012 between Keith W.F. Bradley and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2012)

10.40†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

Exhibit No.	Exhibit

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Revised Governance Committee Charter (incorporated by reference to Exhibit 99.26 to the December 2008 8-K)

99.2	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.3 †	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

99.4 †	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)

99.5†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)

99.6†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)

99.7†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)

99.8†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)

99.9†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)

99.10†	Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)

99.11†	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.11 to the 2011 10-K)

99.12†	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.12 to the 2011 10-K)

99.13†	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)

99.14†	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to the 2011 10-K)

99.15†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to the 2010 10-K)

Exhibit No.	Exhibit

99.16†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to the 2010 10-K)

99.17†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to the 2010 10-K)

99.18†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to the 2010 10-K)

99.19†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.19 to the 2011 10-K)

99.20†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to the 2010 10-K)

99.21	Amended Human Resources Committee Charter, dated June 3, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 3, 2009)

99.22	Executive Committee Charter, dated September 15, 2009 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 17, 2009)

99.23	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)

99.24	Audit Committee Charter, dated March 9, 2010 (incorporated by reference to Exhibit 99.24 to the 2010 10-K)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	Ingram Micro has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.
†	Indicates management contract or compensatory plan or arrangement.