Form 10-Q
period 2013-03-30
INGRAM MICRO INC
filed 2013-05-07
CIK 1018003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant had submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 152,334,909 shares of Class A Common Stock, par value $0.01 per share, outstanding at March 30, 2013.

INGRAM MICRO INC.

Part I. Financial Information

Item 1. Financial Statements

INGRAM MICRO INC.

CONSOLIDATED BALANCE SHEET

(In 000s, except par value)

(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$562,630	$595,147
Trade accounts receivable (less allowances of $75,544 and $78,034)	4,509,372	5,457,299
Inventory	3,809,463	3,591,543
Other current assets	488,973	522,390

Total current assets	9,370,438	10,166,379
Property and equipment, net	477,172	481,324
Goodwill	428,401	428,401
Intangible assets, net	359,082	372,482
Other assets	22,266	31,862

Total assets	$10,657,359	$11,480,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,119,289	$6,065,159
Accrued expenses	552,013	585,404
Short-term debt and current maturities of long-term debt	158,640	111,268

Total current liabilities	5,829,942	6,761,831
Long-term debt, less current maturities	1,043,315	943,275
Other liabilities	134,188	164,089

Total liabilities	7,007,445	7,869,195

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 190,062 and 188,349 shares issued and 152,335 and 150,320 shares outstanding in 2013 and 2012, respectively	1,901	1,883
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,363,987	1,361,650
Treasury stock, 37,727 and 38,029 shares in 2013 and 2012, respectively	(642,858)	(648,066)
Retained earnings	2,800,663	2,750,904
Accumulated other comprehensive income	126,221	144,882

Total stockholders’ equity	3,649,914	3,611,253

Total liabilities and stockholders’ equity	$10,657,359	$11,480,448

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF INCOME

(In 000s, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Net sales	$10,262,444	$8,635,381

Cost of sales	9,677,139	8,167,824

Gross profit	585,305	467,557

Operating expenses:
Selling, general and administrative	474,078	360,024
Amortization of intangible assets	11,765	2,925
Reorganization costs	8,666	557

	494,509	363,506

Income from operations	90,796	104,051

Other expense (income):
Interest income	(1,829)	(3,766)
Interest expense	15,638	11,729
Net foreign exchange loss (gain)	(1,934)	5,566
Other	2,869	1,932

	14,744	15,461

Income before income taxes	76,052	88,590

Provision for (benefit from) income taxes	26,293	(1,383)

Net income	$49,759	$89,973

Basic earnings per share	$0.33	$0.60

Diluted earnings per share	$0.32	$0.58

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In 000s)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Net income	$49,759	$89,973

Other comprehensive income, net of tax
Foreign currency translation adjustment	(19,083)	49,347
Net unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	422	(158)

Other comprehensive income, net of tax	(18,661)	49,189

Comprehensive income	$31,098	$139,162

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000s)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Cash flows from operating activities:
Net income	$49,759	$89,973
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	29,992	14,419
Stock-based compensation	7,416	9,446
Excess tax benefit from stock-based compensation	(748)	(5,108)
Noncash charges for interest	608	458
Deferred income taxes	19,586	20,795
Changes in operating assets and liabilities:
Trade accounts receivable	926,539	645,321
Inventory	(232,082)	(198,011)
Other current assets	(9,365)	(11,369)
Accounts payable	(867,171)	(298,631)
Change in book overdrafts	(65,713)	(30,485)
Accrued expenses	(40,622)	(145,467)

Cash provided (used) by operating activities	(181,801)	91,341

Cash flows from investing activities:
Capital expenditures	(15,431)	(24,760)
Sales of marketable trading securities, net	650	270
Acquisition earn-out payment	—	(333)

Cash used by investing activities	(14,781)	(24,823)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,718	20,252
Excess tax benefit from stock-based compensation	748	5,108
Net proceeds from (repayments of) revolving credit facilities	147,795	(6,322)

Cash provided by financing activities	160,261	19,038

Effect of exchange rate changes on cash and cash equivalents	3,804	14,200

Increase (decrease) in cash and cash equivalents	(32,517)	99,756

Cash and cash equivalents, beginning of period	595,147	891,403

Cash and cash equivalents, end of period	$562,630	$991,159

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 1 – Organization and Basis of Presentation

Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products and supply chain and mobile device lifecycle services worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Asia-Pacific, Middle East and Africa (“Asia-Pacific”), and Latin America. In 2012, we added a reporting segment for mobility which reflects our acquisition of Brightpoint, Inc. (“BrightPoint”).

The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of March 30, 2013, and our consolidated results of operations, comprehensive income and cash flows for the thirteen weeks ended March 30, 2013 and March 31, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2012. The consolidated results of operations for the thirteen weeks ended March 30, 2013 may not be indicative of the consolidated results of operations that can be expected for the full year.

Comprehensive Income

Comprehensive income consisted primarily of our net income, foreign currency translation adjustments and unrealized gains and losses from our foreign currency forward contracts designated as cash flow hedges.

Book Overdrafts

Book overdrafts of $349,494 and $415,207 as of March 30, 2013 and December 29, 2012, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of March 30, 2013 and December 29, 2012, or any balance on any given date.

Trade Accounts Receivable Factoring Programs

We have two uncommitted factoring programs, one in North America and one in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 30, 2013 and December 29, 2012, we had a total of $141,791 and $242,626, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $532 and $1,304 incurred for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 2 – Share Repurchase Program

In October 2010, our Board of Directors authorized a three-year, $400,000 share repurchase program, of which $124,095 is remaining for repurchase at March 30, 2013. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan (see Note 4). We did not repurchase shares during the thirteen weeks ended March 30, 2013 and March 31, 2012. Our stock issuance activity for the thirteen weeks ended March 30, 2013 and March 31, 2012 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance at December 29, 2012	38,029	$17.04	$648,066
Issuance of Class A Common Stock	(302)	17.24	(5,208)

Cumulative balance at March 30, 2013	37,727	17.04	$642,858

Cumulative balance at December 31, 2011	35,643	$16.96	$604,331
Issuance of Class A Common Stock	(293)	18.45	(5,397)

Cumulative balance at March 31, 2012	35,350	16.94	$598,934

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

The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net income	$49,759	$89,973

Weighted average shares	151,084	150,789

Basic EPS	$0.33	$0.60

Weighted average shares, including the dilutive effect of stock-based awards (3,473 and 3,795 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively)	154,557	154,584

Diluted EPS	$0.32	$0.58

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

There were approximately 1,708 and 1,386 stock-based awards for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

Note 4 – Stock-Based Compensation

We currently have a single stock incentive plan, the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Plan”), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital, total shareholder return and income before tax.

Stock options granted during the thirteen weeks ended March 30, 2013 and March 31, 2012 were 52 and 51, respectively, and restricted stock and restricted stock units granted were 962 and 136, respectively. As of March 30, 2013, approximately 9,800 shares were available for grant under the 2011 Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement. Stock-based compensation expense for the thirteen weeks ended March 30, 2013 and March 31, 2012 was $7,416 and $9,446, respectively, and the related income tax benefit was $2,209 and $3,012, respectively.

During the thirteen weeks ended March 30, 2013 and March 31, 2012, a total of 754 and 1,346 stock options, respectively, were exercised, and 1,878 and 1,745 restricted stock and/or restricted stock units vested, respectively. These restricted stock and/or restricted stock units included 1,535 and 1,152 shares, respectively, issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors.

Note 5 – Derivative Financial Instruments

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	March 30, 2013	December 29, 2012	March 30, 2013	December 29, 2012
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$17,866	$—	$724	$—
Accrued expenses
Foreign exchange contracts	13,068	—	(326)	—

	30,934	—	398	—

Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	1,014,521	817,172	7,488	2,897
Accrued expenses
Foreign exchange contracts	881,309	607,836	(4,537)	(3,776)

	1,895,830	1,425,008	2,951	(879)

Total	$1,926,764	$1,425,008	$3,349	$(879)

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

The amount recognized in earnings from our derivative instruments, including ineffectiveness, was a net gain (loss) of $19,094 and $(20,518) for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, which was largely offset by the change in the fair value of the underlying hedged assets or liabilities. The gains or losses on derivative instruments are classified in our consolidated statement of income on a consistent basis with the classification of the change in fair value of the underlying hedged assets or liabilities. The unrealized gains (losses) associated with our cash flow hedging transactions, net of taxes, are reflected in our consolidated statement of comprehensive income for the thirteen weeks ended March 30, 2013 and March 31, 2012.

Cash Flow and Other Hedges

Our designated hedges have consisted primarily of foreign currency forward contracts to hedge certain foreign currency-denominated intercompany management fees. There were no such designated hedges outstanding as of December 29, 2012. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.

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

At March 30, 2013 and December 29, 2012, our assets and liabilities measured at fair value on a recurring basis included cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit, of $12,403 and $189,381, respectively, and marketable trading securities (included in other currents assets in our consolidated balance sheet) of $49,542 and $46,938, respectively, both determined based on Level 1 criteria, as defined above, and derivative assets of $8,212 and $2,897, respectively, and derivative liabilities of $4,863 and $3,776, respectively, determined based on Level 2 criteria. The change in the fair value of all derivative instruments was a net unrealized gain (loss) of $4,228 and $(8,593) for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Our senior unsecured notes due in 2022 and 2017 are stated at amortized cost, and their respective fair value were determined based on Level 2 criteria above. Our senior unsecured notes due in August 2022 had a fair value of approximately $324,000 and $307,000 at March 30, 2013 and December 29, 2012, respectively, while our senior unsecured notes due in August 2017 had a fair value of approximately $318,000 and $326,000 at March 30, 2013 and December 29, 2012, respectively (see Note 9).

Note 7 – Acquisitions, Goodwill and Intangible Assets

On October 15, 2012, we completed the acquisition of BrightPoint, a U.S. publicly traded company and a global leader in providing device lifecycle services to the wireless industry, for cash and the assumption of its debt. The results of operations of BrightPoint are included in our consolidated financial statements from the date of the merger. The consideration paid was $868,192, net of cash acquired, primarily comprised of $9.00 cash per share of BrightPoint’s outstanding common stock (including common stock underlying restricted stock units and shares issued pursuant to restricted stock awards accelerated upon closing of the transaction) and payment of BrightPoint’s outstanding debt of $260,257 as of October 15, 2012.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 15, 2012:

Tangible assets (includes trade accounts receivable, inventory, property and equipment and other assets)	$1,156,075
Goodwill	418,895
Identifiable intangible assets	309,000
Liabilities (includes accounts payable, accrued expenses and other liabilities)	(1,015,778)

$868,192

We expect to realize operational benefits by leveraging existing channel relationships and utilizing the assembled workforce. We also expect the combined entity to achieve significant savings in corporate and operational overhead costs. We anticipate opportunities for growth through our entry into the global wireless industry, expansion of our geographic reach and customer segment diversity, and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BrightPoint’s net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction.

The components of identifiable intangible assets acquired in connection with the BrightPoint acquisition were as follows:

	Fair Value	Estimated Useful Life
Logistics customer relationships	$237,000	10 years
Distribution customer relationships	59,000	7 years
Trade name	13,000	3 years

Total identifiable intangible assets	$309,000

The following represents pro-forma operating results for the thirteen weeks ended March 31, 2012 as if BrightPoint had been included in our consolidated statements of operations as of the first date of fiscal year 2012 and include business combination accounting effects from our acquisition including amortization of acquired intangible assets and increase in interest expense associated with the issuance of our senior unsecured notes due in 2022 and additional borrowings from our revolving senior unsecured credit facility debt to fund the acquisition.

Thirteen Weeks Ended March 31, 2012
Net sales	$10,005,469

Net income	$90,845

Earnings per share
Basic	$0.60

Diluted	$0.59

The above unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of those dates, nor of future results of operations.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

On September 30, 2012, we acquired certain IT distribution businesses of Aptec Holdings Ltd. (“Aptec”), a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services. In addition, we acquired the Turkey business of Aptec on November 30, 2012. Excluding its Saudi Arabia business, we acquired Aptec for a cash price of approximately $16,302. The acquisition of the Saudi Arabia business is expected to close during the second half of 2013. This acquisition broadens our reach into the Middle East and Africa, while also building our portfolio of higher margin value-added distribution businesses. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in the recording of identifiable intangible assets of $1,834, primarily related to vendor and customer relationships and trademarks with estimated useful lives of 10 and 3 years, respectively, and goodwill of $4,951.

On November 30, 2012, we acquired all of the outstanding shares of Promark Technology Inc. (“Promark”), a value-added distributor in the U.S. with a core technology focus on data storage, data management and electronic document imaging products and services. This acquisition further strengthens our position in higher value products and solutions and extends our reach within the public sector in the U.S. We acquired Promark for an initial cash payment of $7,707; payment of its outstanding debt of $4,675; a hold-back amount of $2,250, which will be released upon settlement of certain closing matters; and a maximum potential earn-out of $1,000 to be paid out by the first quarter of 2015 based upon the achievement of certain pre-defined targets. We have recorded an earn-out obligation of $800, which reflects the estimated fair value of the payout to be achieved. The aggregate purchase price of $15,432 has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date, resulting in the recording of identifiable intangible assets of $8,526, primarily related to U.S. General Services Administration IT schedule and vendor and customer relationships with estimated useful lives of 20 and 10 years, respectively, and goodwill of $4,555.

In the first quarter of 2012, we paid one of the annual earn-out payments related to a prior period acquisition totaling $333, which was previously accrued at the time of the acquisition.

All acquisitions for the periods presented above, with the exception of BrightPoint, were not material, individually or in aggregate, to us as a whole and therefore, pro forma financial information has not been presented.

The changes in the carrying amount of goodwill for the year ended December 29, 2012 and the thirteen weeks ended March 30, 2013 are as follows:

	North America	Asia- Pacific	BrightPoint	Total
Balance at December 31, 2011	$—	$—	$—	$—
Acquisitions	4,555	4,951	418,895	428,401

Balance at December 29, 2012	$4,555	$4,951	$418,895	$428,401

Balance at December 29, 2012	$4,555	$4,951	$418,895	$428,401
Acquisitions	—	—	—	—

Balance at March 30, 2013	$4,555	$4,951	$418,895	$428,401

The gross carrying amounts of finite-lived identifiable intangible assets of $443,309 and $445,385 at March 30, 2013 and December 29, 2012, respectively, are amortized over their remaining estimated lives ranging up to 20 years. The net carrying amount was $359,082 and $372,482 at March 30, 2013 and December 29, 2012, respectively. Amortization expense was $11,765 and $2,925 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 8 – Reorganization and Expense-Reduction Program Costs

During the first quarter of 2013, we began integrating certain BrightPoint operations into Ingram Micro, resulting in headcount reductions. We also continued to move certain transactions-oriented service and support functions in Europe to our European shared services center and exited a portion of one of our Australian offices in Asia-Pacific. Associated with these actions, we incurred reorganization costs of $8,841 ($3,298, $2,699, $2,679 and $165 in Asia-Pacific, BrightPoint, Europe and North America, respectively) primarily related to $5,564 of employee termination benefits for workforce reductions of approximately 120 associates in connection with the integration of our acquisitions and transition of some functions to shared services centers and $3,277 of facility exit costs in one of our offices in Asia-Pacific. The remaining liabilities and 2013 activities associated with these actions are summarized in the table below:

	Reorganization Costs	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at March 30, 2013
Employee termination benefits	$5,564	$(1,839)	$(31)	$3,694
Facility costs	3,277	(337)	27	2,967

Total	$8,841	$(2,176)	$(4)	$6,661

Adjustments in the table above reflect the net foreign currency impact on the U.S. dollar liability. We expect the remaining liabilities to be substantially utilized by the end of 2016.

In 2012, we implemented headcount reductions primarily in Australia and New Zealand to better align our operating expenses with each country’s lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We closed our in-country Argentina operations in Latin America and will service this market through our export operations in Miami. Associated with these actions, we incurred net reorganization costs of $557 ($301, $224 and $32 in Asia-Pacific, Latin America and North America, respectively) primarily related to employee termination benefits for workforce reductions for 79 employees during the thirteen weeks ended March 31, 2012. The remaining liabilities and 2013 activities associated with these actions are summarized in the table below:

	Remaining Liability at December 29, 2012	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at March 30, 2013
Employee termination benefits	$1,826	$(442)	$(211)	$1,173

Adjustments in the table above reflect the a reduction of $175 to reorganization liabilities recorded in prior years for these actions for lower than expected employee termination benefits, as well as the net foreign currency impact that decreased the U.S. dollar liability. We expect the remaining liabilities to be substantially utilized by the end of 2014.

In the second half of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume as a result of the system-implementation complications and loss of market share in that country. We also implemented headcount reductions in certain operations in North America, Europe and Latin America. The remaining liabilities and 2013 activities associated with these actions are summarized in the table below:

	Remaining Liability at December 29, 2012	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at March 30, 2013
Employee termination benefits	$79	$(79)	$—	$—

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

In 2009 and earlier, we incurred costs to integrate past acquisitions, as well as launching various other outsourcing and optimization plans, to improve operating efficiencies and better align our level of operating expenses with the decline in sales volumes resulting from the economic downturn in that period. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities. The remaining liabilities and 2013 activities associated with these actions are summarized in the table below:

	Remaining Liability at December 29, 2012	Amounts Paid and Charged Against the Liability	Adjustments	Remaining Liability at March 30, 2013
Facility costs	$6,214	$(768)	$(179)	$5,267

Adjustments in the table above reflect the net foreign currency impact on the U.S. dollar liability. We expect the remaining liabilities, all of which are associated with facility costs, to be fully utilized by the end of 2015.

Note 9 – Debt

The carrying value of our outstanding debt consists of the following:

	March 30, 2013	December 29, 2012
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,680 and $1,725, respectively	298,320	298,275
North America revolving trade accounts receivable-backed financing program	444,995	345,000
Lines of credit and other debt	158,640	111,268

	1,201,955	1,054,543
Short-term debt and current maturities of long-term debt	(158,640)	(111,268)

	$1,043,315	$943,275

Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended March 30, 2013 was a tax provision of 34.6% compared to a tax benefit of 1.6% for the thirteen weeks ended March 31, 2012. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets. The thirteen weeks ended March 30, 2013 included a net discrete benefit of approximately $1,184, or 1.6 percentage points of the effective tax rate, while the thirteen weeks ended March 31, 2012 included a net discrete benefit of approximately $28,532, or 32.2 percentage points of the effective tax rate. The remaining year-over-year change in our effective tax rate reflects the change in mix of profit among different tax jurisdictions and losses in certain tax jurisdictions in which we are not able to record a tax benefit.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Our effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the discrete items noted above, as well as the relative mix of earnings or losses within the tax jurisdictions in which we operate, such as: a) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States; and b) changes in the valuation allowance on deferred tax assets.

At March 30, 2013, we had gross unrecognized tax benefits of $39,399 compared to $38,790 at December 29, 2012, representing a net increase of $609 during the thirteen weeks ended March 30, 2013. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $8,286 and $7,889 at March 30, 2013 and December 29, 2012, respectively.

Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009, which was concluded during the second quarter of 2012. As the statute of limitations has been extended for the periods 2008 to 2009, it is possible that the IRS may reopen audits for these periods. During the thirteen weeks ended March 30, 2013, the IRS initiated its examination of tax years 2010 to 2011.

It is possible that within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

Note 11 – Segment Information

We operate predominantly in a single industry segment as a distributor of IT products and supply chain solutions worldwide. Our IT distribution reporting segments are based on geographic location, and the measure of segment profit is income from operations. We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.

Geographic areas in which we operated during 2013 include North America (the United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Lebanon, United Arab Emirates, Turkey, Egypt and South Africa), and Latin America (Brazil, Chile, Colombia, Mexico, Peru, and our Latin American export operations in Miami).

As discussed in Note 7, our acquisition of BrightPoint in October 2012 expanded our product and service offerings to mobile device lifecycle services and logistics solution worldwide and has been added as a reporting segment. BrightPoint has operations in the following geographic areas: the United States, Finland, Germany, Norway, Poland, Portugal, Senegal, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, Australia, Hong Kong, India, Malaysia, New Zealand and Singapore.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net sales
IT Distribution:
North America	$3,867,819	$3,606,947
Europe	2,668,995	2,647,056
Asia-Pacific	2,194,507	1,949,752
Latin America	461,958	431,626
BrightPoint	1,069,165	—

Total	$10,262,444	$8,635,381

Income from operations
IT Distribution:
North America	$55,575	$69,649
Europe	13,944	22,000
Asia-Pacific	13,835	14,420
Latin America	5,551	7,428
BrightPoint	9,307	—
Stock-based compensation expense	(7,416)	(9,446)

Total	$90,796	$104,051

Capital expenditures
IT Distribution:
North America	$11,026	$15,298
Europe	806	758
Asia-Pacific	1,126	8,556
Latin America	316	148
BrightPoint	2,157	—

Total	$15,431	$24,760

Depreciation
IT Distribution:
North America	$7,119	$7,026
Europe	2,536	2,591
Asia-Pacific	1,845	1,554
Latin America	329	323
BrightPoint	6,398	—

Total	$18,227	$11,494

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Amortization of intangible assets
IT Distribution:
North America	$1,785	$1,690
Europe	498	550
Asia-Pacific	212	460
Latin America	222	225
BrightPoint	9,048	—

Total	$11,765	$2,925

Income from operations for the thirteen weeks ended March 30, 2013 included an aggregate of $13,244 in charges comprised of: (a) $8,666 in reorganization costs, as discussed in Note 8, and (b) $4,578 primarily for legal, consulting and other costs associated with the integration of BrightPoint and transition costs incurred for certain executives, charged to SG&A expenses, ($2,475, $2,592, $3,295 and $4,882 of net charges in North America, Europe, Asia-Pacific and BrightPoint, respectively). Income from operations for the thirteen weeks ended March 31, 2012 included an aggregate of $3,057 in charges comprised of reorganization costs of $557 ($32, $301 and $224 of net charges in North America, Asia-Pacific and Latin America, respectively) and costs of $2,500 associated with the transition of our former chief executive officer, charged to SG&A expenses in North America.

	As of
	March 30, 2013	December 29, 2012
Identifiable assets
IT Distribution:
North America	$3,765,128	$4,103,657
Europe	2,474,931	2,883,678
Asia-Pacific	1,850,492	1,880,431
Latin America	516,247	652,552
BrightPoint	2,050,561	1,960,130

Total	$10,657,359	$11,480,448

Long-lived assets
IT Distribution:
North America	$332,371	$329,175
Europe	45,812	50,498
Asia-Pacific	44,976	45,898
Latin America	9,512	9,415
BrightPoint	403,583	418,820

Total	$836,254	$853,806

Net sales for the United States, which is our country of domicile, were $3,657,340 and $3,138,448 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. Long-lived assets located in the United States were $593,281 and $595,949 as of March 30, 2013 and December 29, 2012, respectively.

INGRAM MICRO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In 000s, except per share data)

(Unaudited)

Note 12 – Commitments and Contingencies

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,421 at March 30, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,702 at March 30, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($13,116 at March 30, 2013 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($8,030 at March 30, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisors, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 39,495 ($19,947 at March 30, 2013 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 127,026 ($64,155 at March 30, 2013 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at March 30, 2013.

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

Note 13 – New Accounting Standards

In December 2011, the FASB issued a new accounting standard related to enhanced disclosures on offsetting (netting) of assets and liabilities in the financial statements. This standard requires improved information about financial instruments and derivative instruments that are either allowed to be offset in accordance with another accounting standard or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with another accounting standard. Under this standard, financial statements should disclose the gross amounts of those recognized assets and liabilities and the amounts offset, whether permitted by another accounting standard or subject to master netting arrangement, to determine the net amounts presented in the statement of financial position. This standard was effective for us beginning December 30, 2012 and did not have a material impact on our consolidated financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; process and efficiency enhancements; cost-savings; cash flows; inventory levels; working capital days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.

Overview of Our Business

We are the largest wholesale technology distributor and a global leader in IT supply-chain and mobile device lifecycle services worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our acquisition of BrightPoint in October 2012 expanded our product and service offerings to mobile device lifecycle services and logistics solutions worldwide. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing and data center, cloud computing, consumer electronics, fee-for-service logistics offerings and expansion into mobile device lifecycle services and logistics solutions. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.

Over the past few years, we have complemented our internal growth initiatives with strategic business acquisitions including Promark in North America, Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd., Symtech Nordic AS, Computacenter Distribution, Albora Soluciones SL, interAct BVBA and Aretê Sistemas S.A., or Aretê in Europe, and Aptec, Vantex Technology Distribution Limited, Value Added Distributors Limited, Asiasoft Hong Kong Limited and the Cantechs Group in Asia-Pacific. These acquisitions have expanded our geographic reach as well as our presence in value-added distribution of mobile data and AIDC/POS solutions and in the mid-range enterprise market.

We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.

Management’s Discussion and Analysis Continued

We are in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach over the next several years. We have deployed SAP in several operations globally beginning in 2009. In February 2011, we also deployed the new SAP system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. This deployment revealed connectivity issues with our warehouse management system and certain web-based tools, resulting in order delays that diminished sales and margins. Although these system connectivity issues have been resolved, the customer experience with our new system was also not as robust as that which we had provided with our legacy systems thereby also impacting sales. Throughout 2012, we addressed the customer-service and order management functionality of the new SAP system to better meet our customers’ needs, which we expect to yield improved operating results in 2013.

Operations

The following tables set forth our net sales by reporting segment, excluding intercompany sales, and the percentage of total net sales represented thereby, as well as operating income and operating margin by reporting segment, for each of the thirteen week periods indicated:

	Thirteen Weeks Ended
	March 30, 2013		March 31, 2012
Net sales by reporting segment
IT Distribution:
North America	$3,867,819	37.7%	$3,606,947	41.8%
Europe	2,668,995	26.0	2,647,056	30.6
Asia-Pacific	2,194,507	21.4	1,949,752	22.6
Latin America	461,958	4.5	431,626	5.0
BrightPoint	1,069,165	10.4	—	—

Total	$10,262,444	100.0%	$8,635,381	100.0%

	Thirteen Weeks Ended
	March 30, 2013		March 31, 2012
Operating income and operating margin by reporting segment
IT Distribution:
North America	$55,575	1.44%	$69,649	1.93%
Europe	13,944	0.52	22,000	0.83
Asia-Pacific	13,835	0.63	14,420	0.74
Latin America	5,551	1.20	7,428	1.72
BrightPoint	9,307	0.87	—	—
Stock-based compensation expense	(7,416)	—	(9,446)	—

Total	$90,796	0.88%	$104,051	1.20%

We sell finished products purchased from many vendors but generated approximately 16% and 10% of our consolidated net sales for the thirteen weeks ended March 30, 2013 from products purchased from Hewlett-Packard Company and Apple Inc., respectively, and 20% for the thirteen weeks ended March 31, 2012 from products purchased from Hewlett-Packard Company. There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.

The following table sets forth certain items from our consolidated statement of income as a percentage of net sales, for each of the periods indicated (percentages below may not total due to rounding).

Management’s Discussion and Analysis Continued

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	100.00%	100.00%
Cost of sales	94.30	94.59

Gross profit	5.70	5.41
Operating expenses:
Selling, general and administrative	4.63	4.17
Amortization of intangible assets	0.11	0.03
Reorganization costs	0.08	0.01

Income from operations	0.88	1.20
Other expense, net	0.14	0.18

Income before income taxes	0.74	1.03
Provision for (benefit from) income taxes	0.26	(0.02)

Net income	0.48%	1.04%

Results of Operations for the Thirteen Weeks Ended March 30, 2013 Compared to the Thirteen Weeks Ended March 31, 2012

Our consolidated net sales increased 18.8% for the thirteen weeks ended March 30, 2013, or first quarter of 2013, compared to the thirteen weeks ended March 31, 2012, or first quarter of 2012. Regionally, net sales from our North American, Europe, Asia-Pacific and Latin American operations increased by 7.2%, 0.8%, 12.6% and 7.0%, respectively, in the first quarter of 2013 compared to the first quarter of 2012. Net sales from our BrightPoint, Aptec and Promark operations during the first quarter of 2013 accounted for approximately 14 percentage points of our growth in consolidated revenues. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our regional and consolidated net sales.

The increase in North America net sales reflects year-over-year sales growth in all U.S. divisions, including solid growth in advanced computing and advanced technology, particularly in networking and infrastructure product lines, partially offset by lower sales in Canada due to weak government spending.

Our European net sales were relatively flat with the prior year. While our key small to medium business market continued to demonstrate relative strength in most countries, the challenging economic climate and competitive marketplace remained apparent especially in certain areas of the retail business.

The increase in Asia-Pacific net sales reflects robust growth in India led by continued strength in large format retail and mobility and continued growth in China, but at a lower growth rate compared to the prior-year quarter. Australia’s revenue increased by nine percent over the prior-year quarter reflecting traction in regaining vendors and customers, while the acquisition of Aptec contributed approximately four percentage points to the region’s overall growth.

The year-over-year increase in Latin America was primarily due to growth in Miami export and Brazil, offset partially by a decline in Mexico due to limited government spending, as well as weakness in demand for personal computers.

Gross margin increased 29 basis points to 5.70% in the first quarter of 2013 from 5.41% in the first quarter of 2012. The first quarter of 2012 gross margin benefited by approximately 10 basis points from favorable pricing on hard disk drives resulting from supply shortages caused by the floods in Thailand while the first quarter of 2013 gross margin benefited by 63 basis points from the addition of BrightPoint’s higher gross margin revenue, driven by its value-added device lifecycle services. This benefit helped offset the dilutive impact of a greater mix of lower margin products, such as tablets and other personal devices, and a more competitive selling environment, both in North America and Europe. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers on a transaction-by-transaction basis to reflect general market conditions, available vendor support and strategic opportunities to grow market share and to optimize our profitability and return on capital. These modifications may result in some volatility in our gross margin. Increased competition or any weakening of economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.

Management’s Discussion and Analysis Continued

Total selling, general and administrative expenses, or SG&A expenses, increased $114,053, or 31.7%, in the first quarter of 2013 compared to the first quarter of 2012, and increased 46 basis points, as a percentage of consolidated net sales, to 4.63% in the first quarter of 2013 from 4.17% in the first quarter of 2012. Approximately $98,000 of the increase, or 0.96% of consolidated net sales, relates to BrightPoint, which has higher SG&A expense levels due to higher labor content required by the high-touch nature of its value-added services, as well as costs incurred during the current-year quarter to integrate BrightPoint. SG&A expenses were also impacted by continued investments in key strategic areas across all regions to further diversify our revenues.

Amortization of intangible assets increased $8,840, or 302.2%, in the first quarter of 2013 compared to the first quarter of 2012, and increased eight basis points, as a percentage of consolidated net sales, to 0.11% in the first quarter of 2013 from 0.03% in the first quarter of 2012. The increase in the current-year quarter was primarily due to our acquisitions of BrightPoint, Aptec and Promark.

During the first quarter of 2013, we incurred net reorganization costs of $8,666 including $5,564 of employee termination benefits for workforce reductions associated with the integration of our acquisitions and transition of some functions to shared services centers ($165 in North America, $2,679 in Europe, $21 in Asia-Pacific and $2,699 in BrightPoint) and $3,277 of facility exit costs in one of our offices in Asia-Pacific (see Note 8 to our consolidated financial statements). During the first quarter of 2012, we incurred reorganization costs of $557 consisting primarily of employee termination benefits for workforce reductions in our Australian operations in Asia-Pacific and the closure of our in-country Argentina operations in Latin America.

Operating margin decreased to 0.88% in the first quarter of 2013 from 1.20% in the first quarter of 2012. The decrease in our consolidated operating margin primarily reflects higher SG&A expenses, amortization of intangible assets and reorganization costs, partially offset by an increase in our gross margin resulting from our acquisition of BrightPoint, as discussed above.

Our North American operating margin decreased to 1.44% in the first quarter of 2013 from 1.93% in the first quarter of 2012. The first quarter of 2013 North America operating margin included six basis points, as a percentage of the region’s net sales, primarily related to integration and transition costs of certain executives. The first quarter of 2012 North America operating margin included benefit from continued favorable pricing on hard disk drives early in the quarter, partially offset by seven basis points related to the transition costs of our former CEO. In addition to revenue from a higher mix of lower margin products in North America, operating margin was negatively impacted by continued investments to build out faster growing and higher margin businesses such as mobility, enterprise computing and services and a more competitive selling environment.

Our European operating margin decreased to 0.52% in the first quarter of 2013 from 0.83% in the first quarter of 2012. The first quarter of 2013 European operating margin included 10 basis points, as a percentage of the region’s net sales, primarily related to restructuring programs in the region. The year-over-year decline in our European operating margin also reflects the impact of continued challenging macro-economic conditions throughout the region, as well as a continued competitive environment. In addition, the European region’s operating margin was impacted by a higher mix of lower margin products.

Our Asia-Pacific operating margin decreased to 0.63% in the first quarter of 2013 from 0.74% in the first quarter of 2012. The first quarter of 2013 Asia-Pacific operating margin included 15 basis points, as a percentage of the region’s net sales, primarily related to restructuring programs in the region. The remaining change in our Asia-Pacific operating margin was due to a greater mix of lower-margin products, particularly in China, offset in part by improvement in Australia.

Our Latin American operating margin decreased to 1.20% in the first quarter of 2013 from 1.72% in the first quarter of 2012. The year-over-year decrease is primarily attributable to the mix of business in the quarter.

We continuously evaluate and may implement further process improvements and other changes in order to enhance profitability over the long-term. Such changes, if any, along with normal seasonal variations in net sales, may cause operating margins to fluctuate from quarter to quarter.

Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $14,744 in the first quarter of 2013 compared to $15,461 in the first quarter of 2012. The year-over-year decrease is primarily attributable to the net

Management’s Discussion and Analysis Continued

foreign currency exchange gains related to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency, and which totaled approximately $4,600 in the first quarter of 2013 compared to a loss of approximately $4,800 in the first quarter of 2012. The foreign exchange gains in the current-year quarter were largely offset by higher interest expense as a result of the $300,000 in public debt issued in August 2012 and increase in average debt outstanding resulting from our acquisition of BrightPoint and overall growth in the core IT distribution business.

We recorded an income tax provision of $26,293, or an effective tax provision rate of 34.6%, in the first quarter of 2013 compared to an income tax benefit of $1,383, or an effective tax benefit rate of 1.6%, in the first quarter of 2012. The first quarter of 2012 included a net discrete tax benefit of $28,532, or 32.2 percentage points of the effective tax rate, which was primarily a result of the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies which was realized in that period. The remaining year-over-year change in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit. We currently expect our 2013 full year effective tax rate to be approximately 32%, excluding discrete items; however, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

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

Management’s Discussion and Analysis Continued

Liquidity and Capital Resources

Cash Flows

We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit, and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first quarters of 2013 and 2012.

Our cash and cash equivalents totaled $562,630 and $595,147 at March 30, 2013 and December 29, 2012, respectively. We normally have a seasonal decline in sales from the fourth quarter to the first quarter of the subsequent fiscal year. For example, this seasonal drop was approximately 10% in the first quarter of 2013 compared to the fourth quarter of 2012. As noted above, this trend will typically yield a decrease in our net investment in working capital. However, our working capital days at the end of the first quarter of 2013 were higher than our year-end 2012 working capital days and above our normal range of 22 to 26 working capital days due in-part to extended payment terms in 2012 associated with new product launches and timing of certain vendor and customer payments in the current year quarter. We continue to manage our working capital and our goal is to return to our target range.

Operating activities used net cash of $181,801 in the first quarter of 2013 and provided net cash of $91,341 in the first quarter of 2012. As noted above, our cash flows from operations are significantly affected by net working capital which is in turn impacted by fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash used by operating activities in the first quarter of 2013 principally reflects our net increase in working capital as noted above, partially offset by net income before noncash charges, while the net cash provided by operating activities in the first quarter of 2012 principally reflects our net income before noncash charges and the net reduction of working capital – most notably the collection of accounts receivable on our balance sheet at the close of 2011; partially offset by the impact of slower retail demand on inventory levels and the timing of payment of vendor payables.

Investing activities used net cash of $14,781 in the first quarter of 2013 compared to $24,823 in the first quarter of 2012 primarily driven by capital expenditures in both periods. The higher level of capital expenditures in 2012 was based on timing of investments in our previously discussed enterprise system deployment.

Financing activities provided net cash of $160,261 and $19,038 in the first quarters of 2013 and 2012, respectively. The net cash provided by financing activities in the first quarter of 2013 primarily reflects the net proceeds from debt of $147,795 and from exercise of stock options of $11,718. The net cash provided by financing activities in the first quarter of 2012 primarily reflects a higher level of proceeds from exercise of stock options, which totaled $20,252, partially offset by net repayments of debt of $6,322.

Our levels of debt and cash and cash equivalents are highly influenced by our working capital needs. As such, our cash and cash equivalents balances and borrowings fluctuate from period to period and may also fluctuate significantly within a quarter. The fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any point in time.

Capital Resources

We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,598,000, of which $1,201,955 was utilized, at March 30, 2013. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $562,630 and $595,147 at March 30, 2013 and December 29, 2012, respectively, of which $412,449 and $533,585, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in

Management’s Discussion and Analysis Continued

an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of March 30, 2013 and December 29, 2012, we had book overdrafts of $349,494 and $415,207, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.

In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At March 30, 2013 and December 29, 2012, our senior unsecured notes due 2022 have a carrying value of $298,320 and $298,275, respectively, net of unamortized discount of $1,680 and $1,725, respectively. At March 30, 2013 and December 29, 2012, we also have $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.

We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. In November 2012, we entered into an agreement to increase the borrowing capacity of this program for up to $675,000 from the previous amount of $500,000, and to extend its maturity to November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $444,995 and $345,000 at March 30, 2013 and December 29, 2012, respectively, under this North American financing program.

We have a revolving trade accounts receivable-backed financing program in Europe that matures in January 2014 and provides for a borrowing capacity of up to €100,000, or approximately $128,000 at March 30, 2013 exchange rates. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at March 30, 2013 and December 29, 2012 under this European financing program.

We have two other revolving trade accounts receivable-backed financing programs in Europe, which mature in May 2013, and respectively provide for a maximum borrowing capacity of £60,000, or approximately $91,000, and €90,000, or approximately $115,000, at March 30, 2013 exchange rates. These programs require certain commitment fees, and borrowings under the programs incur financing costs, based on LIBOR and EURIBOR, respectively, plus a predetermined margin. We had no borrowings at March 30, 2013 and December 29, 2012 under these European financing programs.

We have a multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific that matures in May 2014 and provides for a borrowing capacity of up to 160,000 Australian dollars, or approximately $167,000 at March 30, 2013 exchange rates. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings at March 30, 2013 and December 29, 2012 under this Asia-Pacific financing program.

Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these

Management’s Discussion and Analysis Continued

programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At March 30, 2013, our actual aggregate capacity under these programs was approximately $1,113,000 based on eligible trade accounts receivable available, of which $444,995 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At March 30, 2013, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,529,000.

We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which matures in September 2016. In November 2012, we entered into a lender joinder agreement with an additional syndicate of multinational banks, which increased our revolving senior unsecured credit facility to $940,000 from the previous amount of $750,000. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at March 30, 2013 and December 29, 2012 under this credit facility. This credit facility may also be used to issue letters of credit. At March 30, 2013 and December 29, 2012, letters of credit of $16,216 and $4,491, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.

We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $884,000 at March 30, 2013. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 30, 2013 and December 29, 2012, respectively, we had $158,640 and $111,268 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.5% and 7.9% per annum at March 30, 2013 and December 29, 2012, respectively. At March 30, 2013 and December 29, 2012, letters of credit totaling $33,583 and $30,829, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 other than those noted in this “Capital Resources” section.

Covenant Compliance

We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At March 30, 2013, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.

Trade Accounts Receivable Factoring Programs

We have two uncommitted factoring programs, one in North America and one in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 30, 2013 and December 29, 2012, we had a total of $141,791 and $242,626, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Management’s Discussion and Analysis Continued

Other Matters

See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our quantitative and qualitative disclosures about market risk for the first quarter of 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 29, 2012.

Item 4. Controls and Procedures

Our management evaluated, with the participation of the President and Chief Executive Officer and Chief Operating and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and Chief Operating and Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1. Legal Proceedings

Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($6,421 at March 30, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($14,702 at March 30, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($13,116 at March 30, 2013 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($8,030 at March 30, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisors, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.

In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 39,495 ($19,947 at March 30, 2013 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 127,026 ($64,155 at March 30, 2013 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at March 30, 2013.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 6. Exhibits

No.	Description

10.1	Amendment to Separation Agreement with Keith W. F. Bradley

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Operating and Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

May 7, 2013

EXHIBIT INDEX

No.	Description

10.1	Amendment to Separation Agreement with Keith W. F. Bradley

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX

32.1	Certification pursuant to Section 906 of SOX

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.