Form 10-Q
period 2013-06-29
INGRAM MICRO INC
filed 2013-07-25
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-12203
  _______________________________________
Ingram Micro Inc.
(Exact name of Registrant as specified in its charter)
  _______________________________________

Delaware	62-1644402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 E. St. Andrew Place, Santa Ana, California 92705-4926
(Address, including zip code, of principal executive offices)
(714) 566-1000
(Registrant’s telephone number, including area code)
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 152,754,822 shares of Class A Common Stock, par value $0.01 per share, outstanding at June 29, 2013.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$726,892	$595,147
Trade accounts receivable (less allowances of $73,764 and $78,034)	4,388,926	5,457,299
Inventory	3,698,659	3,591,543
Other current assets	506,448	522,390
Total current assets	9,320,925	10,166,379
Property and equipment, net	474,452	481,324
Goodwill	428,401	428,401
Intangible assets, net	344,940	372,482
Other assets	25,114	31,862
Total assets	$10,593,832	$11,480,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,315,754	$6,065,159
Accrued expenses	580,772	585,404
Short-term debt and current maturities of long-term debt	84,222	111,268
Total current liabilities	5,980,748	6,761,831
Long-term debt, less current maturities	800,362	943,275
Other liabilities	130,839	164,089
Total liabilities	6,911,949	7,869,195
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 190,449 and 188,349 shares issued and 152,755 and 150,320 shares outstanding in 2013 and 2012, respectively	1,904	1,883
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,372,715	1,361,650
Treasury stock, 37,694 and 38,029 shares in 2013 and 2012, respectively	(642,291)	(648,066)
Retained earnings	2,870,349	2,750,904
Accumulated other comprehensive income	79,206	144,882
Total stockholders’ equity	3,681,883	3,611,253
Total liabilities and stockholders’ equity	$10,593,832	$11,480,448
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$10,308,015	$8,777,895	$20,570,459	$17,413,276
Cost of sales	9,712,261	8,325,165	19,389,400	16,492,989
Gross profit	595,754	452,730	1,181,059	920,287
Operating expenses:
Selling, general and administrative	465,325	351,400	939,403	711,424
Amortization of intangible assets	11,997	2,706	23,762	5,631
Reorganization costs	4,636	839	13,302	1,396
	481,958	354,945	976,467	718,451
Income from operations	113,796	97,785	204,592	201,836
Other expense (income):
Interest income	(2,026)	(2,200)	(3,855)	(5,966)
Interest expense	14,303	11,577	29,941	23,306
Net foreign exchange loss	3,682	1,794	1,748	7,360
Other	4,211	3,156	7,080	5,088
	20,170	14,327	34,914	29,788
Income before income taxes	93,626	83,458	169,678	172,048
Provision for income taxes	23,940	22,184	50,233	20,801
Net income	$69,686	$61,274	$119,445	$151,247
Basic earnings per share	$0.46	$0.40	$0.79	$1.00
Diluted earnings per share	$0.45	$0.40	$0.77	$0.98
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$69,686	$61,274	$119,445	$151,247
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(46,897)	(80,985)	(65,980)	(31,638)
Net unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(118)	227	304	69
Other comprehensive income (loss), net of tax	(47,015)	(80,758)	(65,676)	(31,569)
Comprehensive income (loss)	$22,671	$(19,484)	$53,769	$119,678
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$119,445	$151,247
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,558	28,232
Stock-based compensation	13,957	14,575
Excess tax benefit from stock-based compensation	(1,135)	(5,241)
Loss on write-off of property and equipment	2,277	—
Gain on sale of land and building	(1,045)	—
Noncash charges for interest and bond discount amortization	1,131	922
Deferred income taxes	2,429	19,481
Changes in operating assets and liabilities:
Trade accounts receivable	980,723	750,408
Inventory	(161,272)	(278,742)
Other current assets	(20,321)	(29,241)
Accounts payable	(650,770)	(427,441)
Change in book overdrafts	(15,552)	(32,067)
Accrued expenses	(4,410)	(107,830)
Cash provided by operating activities	328,015	84,303
Cash flows from investing activities:
Capital expenditures	(39,457)	(45,505)
Sales of marketable trading securities, net	1,042	1,125
Proceeds from sale of land and building	1,169	—
Acquisition earn-out payments	(325)	(338)
Cash used by investing activities	(37,571)	(44,718)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,693	28,632
Repurchase of Class A Common Stock	—	(50,000)
Excess tax benefit from stock-based compensation	1,135	5,241
Net proceeds from (repayments of) revolving credit facilities	(165,263)	74,193
Cash provided (used) by financing activities	(148,435)	58,066
Effect of exchange rate changes on cash and cash equivalents	(10,264)	(7,810)
Increase in cash and cash equivalents	131,745	89,841
Cash and cash equivalents, beginning of period	595,147	891,403
Cash and cash equivalents, end of period	$726,892	$981,244
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)

Note 1 – Organization and Basis of Presentation
Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products, supply chain services and mobile device lifecycle services worldwide. Ingram Micro Inc. and its subsidiaries operate in North America; Europe; Asia-Pacific, Middle East and Africa; and Latin America. In 2012, we added a reporting segment for mobility which reflects our October 2012 acquisition of Brightpoint, Inc. (“BrightPoint”).
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of June 29, 2013, our consolidated results of operations and comprehensive income for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012 and our consolidated cash flows for the twenty-six weeks ended June 29, 2013 and June 30, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2012. The consolidated results of operations for the thirteen and twenty-six weeks ended June 29, 2013 may not be indicative of the consolidated results of operations that can be expected for the full year.
Comprehensive Income (Loss)
Comprehensive income (loss) consisted primarily of our net income, foreign currency translation adjustments and unrealized gains and losses from our foreign currency forward contracts designated as cash flow hedges.
Book Overdrafts
Book overdrafts of $399,655 and $415,207 as of June 29, 2013 and December 29, 2012, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of June 29, 2013 and December 29, 2012, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have three uncommitted factoring programs, one in North America and two in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 29, 2013 and December 29, 2012, we had a total of $198,209 and $242,626, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $630 and $658 incurred for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, and $1,162 and $1,962 for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Share Repurchase Program
In October 2010, our Board of Directors authorized a three-year, $400,000 share repurchase program, of which $124,095 is remaining for repurchase at June 29, 2013. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (see Note 4). We did not repurchase shares during the twenty-six weeks ended June 29, 2013. Our stock issuance activity for the twenty-six weeks ended June 29, 2013 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance at December 29, 2012	38,029	$17.04	$648,066
Issuance of Class A Common Stock	(335)	17.24	(5,775)
Cumulative balance at June 29, 2013	37,694	17.04	$642,291

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
The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$69,686	$61,274	$119,445	$151,247
Weighted average shares	152,511	151,428	151,799	151,110
Basic EPS	$0.46	$0.40	$0.79	$1.00
Weighted average shares, including the dilutive effect of stock-based awards (2,353 and 2,592 for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, and 2,940 and 3,325 for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively)	154,864	154,020	154,739	154,435
Diluted EPS	$0.45	$0.40	$0.77	$0.98

There were approximately 3,251 and 2,677 stock-based awards for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, and 3,184 and 2,161 stock-based awards for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

Note 4 – Stock-Based Compensation
We currently have a single stock incentive plan, the Ingram Micro Inc. 2011 Incentive Plan, for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. During the second quarter of 2013, our stockholders approved an amendment of the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Amended Plan”), which increased the number of shares that we may issue by 12,000. The authorized pool of shares available for grant is a fungible pool.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 2.37 shares for every share granted after June 8, 2011 (2.29 shares after June 7, 2013) under any award other than an option or stock appreciation right for awards.
We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital, total shareholder return, income from operations as a percent of revenue and income before tax.
Awards granted under the 2011 Amended Plan were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock options granted (a)	—	—	52	51
Restricted stock and restricted stock units granted (a)	2,674	2,495	3,636	2,631

Stock-based compensation expense	$6,541	$5,129	$13,957	$14,575
Related income tax benefit	$1,884	$1,330	$4,094	$4,342

Exercised stock options	293	588	1,048	1,934
Vested restricted stock and/or restricted stock units (b)	181	358	2,059	2,103

(a)
As of June 29, 2013, approximately 16,055 shares were available for grant under the 2011 Amended Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

(b)
Includes 0 and 343 shares, for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, and 1,535 and 1,495 shares, for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors.

Note 5 – Derivative Financial Instruments
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	June 29, 2013	December 29, 2012	June 29, 2013	December 29, 2012
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$12,955	$—	$399	$—
Accrued expenses
Foreign exchange contracts	7,647	—	(116)	—
	20,602	—	283	—
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	1,134,522	817,172	20,377	2,897
Accrued expenses
Foreign exchange contracts	187,538	607,836	(1,368)	(3,776)
	1,322,060	1,425,008	19,009	(879)
Total	$1,342,662	$1,425,008	$19,292	$(879)

(1)	Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in foreign currency exchange gain (loss) as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net gain (loss) recognized in earnings	$10,267	$12,410	$29,361	$(8,108)
The unrealized gains or losses associated with our derivatives designated as hedging instruments, net of taxes, are reflected in our consolidated statement of comprehensive income (loss) for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012.
Cash Flow and Other Hedges
Our derivatives designated as hedging instruments have consisted primarily of foreign currency forward contracts to hedge certain foreign currency-denominated intercompany management fees. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
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
As of June 29, 2013, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	June 29, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$106,896	$106,896	$—	$—
Marketable trading securities (a)	49,344	49,344	—	—
Derivative assets	20,776	—	20,776	—
Total assets at fair value	$177,016	$156,240	$20,776	$—

Liabilities:
Derivative liabilities	$1,484	$—	$1,484	$—
Total liabilities at fair value	$1,484	$—	$1,484	$—

(a)	Included in other current assets in our consolidated balance sheet.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

As of December 29, 2012, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 29, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$189,381	$189,381	$—	$—
Marketable trading securities (a)	46,938	46,938	—	—
Derivative assets	2,897	—	2,897	—
Total assets at fair value	$239,216	$236,319	$2,897	$—

Liabilities:
Derivative liabilities	$3,776	$—	$3,776	$—
Total liabilities at fair value	$3,776	$—	$3,776	$—

(a)	Included in other current assets in our consolidated balance sheet.
The fair value of the cash equivalents approximated cost and the gain or loss on the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.
Our senior unsecured notes due in 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria.
As of June 29, 2013, the fair values and carrying values of these notes are shown in the table below:

	June 29, 2013
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$322,000	$—	$322,000	$—	$300,000
Senior unsecured notes, 5.00% due 2022	301,000	—	301,000	—	298,365
	$623,000	$—	$623,000	$—	$598,365
As of December 29, 2012, the fair values and carrying values of these notes are shown in the table below:

	December 29, 2012
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$326,000	$—	$326,000	$—	$300,000
Senior unsecured notes, 5.00% due 2022	307,000	$—	307,000	—	298,275
	$633,000	$—	$633,000	$—	$598,275

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
The following represents pro-forma operating results for the thirteen and twenty-six weeks ended June 30, 2012 as if BrightPoint had been included in our consolidated statements of operations as of the first date of fiscal year 2012 and includes business combination accounting effects from our acquisition including amortization of acquired intangible assets and increase in interest expense associated with the issuance of our senior unsecured notes due in 2022 and additional borrowings from our revolving senior unsecured credit facility debt to fund the acquisition.

	Thirteen Weeks Ended June 30, 2012	Twenty-six Weeks Ended June 30, 2012
Net sales	$10,044,214	$20,049,682
Net income	$60,980	$151,826
Earnings per share
Basic	$0.40	$1.00
Diluted	$0.40	$0.98
The above unaudited pro-forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of those dates, nor of future results of operations.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

In the first six months of 2013 and 2012, we paid one of the annual earn-out payments related to a prior period acquisition totaling $325 and $338, respectively, which was previously accrued at the time of the acquisition.
There were no changes in the carrying amount of goodwill for the first six months of 2013.
Finite-lived identifiable intangible assets are amortized over their remaining useful lives ranging up to 20 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	June 29, 2013	December 29, 2012
Gross carrying amount of finite-lived intangible assets	$440,797	$445,385
Net carrying amount of finite-lived intangible assets	$344,940	$372,482

Note 8 – Reorganization and Expense-Reduction Program Costs
2013 Actions
During the first six months of 2013, we began integrating certain BrightPoint operations into Ingram Micro, resulting in headcount reductions and facility exit costs. We also continued to move certain transactions-oriented service and support functions in Europe to our European shared services center and exited a portion of one of our Australian offices in Asia-Pacific. Associated with these actions, we incurred reorganization costs primarily related to employee termination benefits and facility exit costs in one of our offices in Australia.
2012 Actions
In 2012, we implemented headcount reductions primarily in Australia and New Zealand to better align our operating expenses with each country’s lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We closed our in-country Argentina operations in Latin America and will service this market through our export operations in Miami. Associated with these actions, we incurred net reorganization costs related to employee termination benefits.
2011 and Prior Actions
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012 and twenty-six weeks ended June 29, 2013 compared to the twenty-six weeks ended June 30, 2012, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended June 29, 2013
IT Distribution:
North America		$790	$—	$790	$—	$790
Europe		232	—	232	(25)	207
Asia-Pacific		38	—	38	—	38
Latin America		—	—	—	—	—
BrightPoint		1,841	1,760	3,601	—	3,601
Total	98	$2,901	$1,760	$4,661	$(25)	$4,636

Thirteen weeks ended June 30, 2012
IT Distribution:
North America		$2	$—	$2	$(155)	$(153)
Europe		663	—	663	—	663
Asia-Pacific		102	—	102	20	122
Latin America		207	—	207	—	207
BrightPoint		—	—	—	—	—
Total	24	$974	$—	$974	$(135)	$839

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Twenty-six weeks ended June 29, 2013
IT Distribution:
North America		$955	$—	$955	$—	$955
Europe		2,911	—	2,911	(188)	2,723
Asia-Pacific		59	3,277	3,336	(12)	3,324
Latin America		—	—	—	—	—
BrightPoint		4,540	1,760	6,300	—	6,300
Total	218	$8,465	$5,037	$13,502	$(200)	$13,302

Twenty-six weeks ended June 30, 2012
IT Distribution:
North America		$34	$—	$34	$(155)	$(121)
Europe		663	—	663	—	663
Asia-Pacific		538	—	538	(115)	423
Latin America		431	—	431	—	431
BrightPoint		—	—	—	—	—
Total	103	$1,666	$—	$1,666	$(270)	$1,396

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2013 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at December 29, 2012	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation (b)	Remaining Liability at June 29, 2013

2013 Reorganization actions
Employee termination benefits	$—	$8,465		$(4,872)	$5	$3,598
Facility Costs	—	5,037		(2,440)	(322)	2,275
Subtotal	—	13,502		(7,312)	(317)	5,873	(c)

2012 Reorganization actions
Employee termination benefits	1,826	(200)	(a)	(604)	(21)	1,001	(d)

2011 Reorganization actions
Employee termination benefits	79	—		(79)	—	—

2009 and prior reorganization actions
Facility Costs	6,214	—		(1,507)	(219)	4,488	(e)
	$8,119	$13,302		$(9,502)	$(557)	$11,362

(a)
Adjustments reflected in the table above include a reduction of $188 and $12 to reorganization liabilities recorded in prior years in Europe and Asia-Pacific, respectively, for lower than expected employee termination benefits.

(b)	Reflects the net foreign currency impact on the U.S. dollar liability.

(c)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(d)	We expect the remaining liabilities to be substantially utilized by the end of 2014.

(e)	We expect the remaining liabilities to be fully utilized by the end of 2015.

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	June 29, 2013	December 29, 2012
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,635 and $1,725, respectively	298,365	298,275
North America revolving trade accounts receivable-backed financing program	201,997	345,000
Lines of credit and other debt	84,222	111,268
	884,584	1,054,543
Short-term debt and current maturities of long-term debt	(84,222)	(111,268)
	$800,362	$943,275

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 10 – Income Taxes
Our effective tax rate for the thirteen weeks ended June 29, 2013 was 25.6% compared to 26.6% for the thirteen weeks ended June 30, 2012. For the twenty-six weeks ended June 29, 2013 and June 30, 2012, our effective tax rate was 29.6% and 12.1%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The thirteen weeks ended June 29, 2013 included net discrete benefits of approximately $5,766, or 6.2 percentage points of the effective tax rate, while the thirteen weeks ended June 30, 2012 included net discrete benefits of approximately $4,378, or 5.3 percentage points of the effective tax rate, which primarily reflects the release of an unrecognized tax benefit due to the expiration of the applicable statute of limitations in Australia, along with other positive adjustments agreed with the U.S. Internal Revenue Service ("IRS"). The $5,766 net discrete benefits included in the thirteen weeks ended June 29, 2013 is primarily due to a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes. A detailed analysis of the acquisition costs incurred by both parties in the deal was completed in the current period, leading to the change in estimate. The remaining year-over-year change in our effective tax rate reflects the change in mix of profit among different tax jurisdictions and losses in certain tax jurisdictions in which we are not able to record a tax benefit.
The twenty-six weeks ended June 29, 2013, included net discrete tax benefits of approximately $6,951, which represents 4.1 percentage points of the effective tax rate, which includes the $5,766 discussed above, as well as $1,185 of net discrete benefits recorded last quarter, primarily due to the release of valuation allowance on U.S. state net operating losses.
The twenty-six weeks ended June 30, 2012 included net discrete tax benefits of approximately $32,910, or 19.1 percentage points of the effective tax rate, which included the net discrete benefits of $4,378 as discussed above, and a benefit of $28,532, which was primarily the result of the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holdings companies, realized during the first thirteen weeks of 2012.
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
At June 29, 2013, we had gross unrecognized tax benefits of $38,677 compared to $38,790 at December 29, 2012, representing a net decrease of $113 during the twenty-six weeks ended June 29, 2013. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $7,988 and $7,889 at June 29, 2013 and December 29, 2012, respectively.
Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the IRS and other tax authorities. In 2010, the IRS initiated an examination of tax years 2007 to 2009, which was concluded during the second quarter of 2012. As the statute of limitations has been extended to September 30, 2013 for the periods 2008 to 2009, it is possible that the IRS may reopen audits for these periods. During the thirteen weeks ended March 30, 2013, the IRS initiated its examination of tax years 2010 to 2011.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 11 – Segment Information
Subsequent to our acquisition of BrightPoint, we have operated predominantly in two industry segments: (1) distribution of IT products and supply chain solutions worldwide and (2) mobile device lifecycle services and logistics solutions. Our IT distribution reporting segments are based on geographic location, and the measure of segment profit is income from operations.
Geographic areas in which we operated our IT distribution reporting segments during 2013 include North America (the United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Lebanon, United Arab Emirates, Turkey, Egypt and South Africa), and Latin America (Brazil, Chile, Colombia, Mexico, Peru, and our Latin American export operations in Miami).
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
IT Distribution:
North America	$4,039,064	$3,837,244	$7,906,883	$7,444,191
Europe	2,430,372	2,460,141	5,099,366	5,107,197
Asia-Pacific	2,130,658	2,038,112	4,325,166	3,987,864
Latin America	459,828	442,398	921,786	874,024
BrightPoint	1,248,093	—	2,317,258	—
Total	$10,308,015	$8,777,895	$20,570,459	$17,413,276
Income from operations
IT Distribution:
North America	$65,885	$68,729	$121,460	$138,377
Europe	12,713	14,913	26,657	36,914
Asia-Pacific	19,061	14,835	32,896	29,255
Latin America	9,527	4,437	15,078	11,865
BrightPoint	13,151	—	22,458	—
Stock-based compensation expense	(6,541)	(5,129)	(13,957)	(14,575)
Total	$113,796	$97,785	$204,592	$201,836
Capital expenditures
IT Distribution:
North America	$19,483	$16,760	$30,509	$32,058
Europe	1,241	1,057	2,047	1,815
Asia-Pacific	1,263	2,615	2,389	11,171
Latin America	546	313	862	461
BrightPoint	1,493	—	3,650	—
Total	$24,026	$20,745	$39,457	$45,505
Depreciation
IT Distribution:
North America	$8,708	$6,351	$15,827	$13,377
Europe	2,512	2,530	5,048	5,121
Asia-Pacific	1,922	1,921	3,767	3,475
Latin America	341	305	670	628
BrightPoint	7,086	—	13,484	—
Total	$20,569	$11,107	$38,796	$22,601

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Amortization of intangible assets
IT Distribution:
North America	$1,786	$1,667	$3,571	$3,357
Europe	493	544	991	1,094
Asia-Pacific	209	268	421	728
Latin America	220	227	442	452
BrightPoint	9,289	—	18,337	—
Total	$11,997	$2,706	$23,762	$5,631
The integration, transition and other costs included in income from operations by reporting segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Integration, transition and other costs (a)
IT Distribution:
North America	$572	$4,045	$2,881	$6,545
Europe	155	—	231	—
Asia-Pacific	310	43	319	43
Latin America	—	1,923	—	1,923
BrightPoint	4,893	—	7,077	—
Total	$5,930	$6,011	$10,508	$8,511
(a) Costs are primarily for legal, consulting and other costs associated with the integration of BrightPoint, acquisitions-related costs and other transition costs incurred for certain executives, charged to SG&A expenses. For the thirteen and twenty-six weeks ended June 30, 2012, it also included an asset impairment associated with our closure of in-country Argentina operations in Latin America, charged to SG&A expenses.
For a segment breakdown of reorganization costs, refer to Note 8.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	As of
	June 29, 2013	December 29, 2012
Identifiable assets
IT Distribution:
North America	$3,695,019	$4,103,657
Europe	2,387,341	2,883,678
Asia-Pacific	1,862,175	1,880,431
Latin America	518,346	652,552
BrightPoint	2,130,951	1,960,130
Total	$10,593,832	$11,480,448
Long-lived assets
IT Distribution:
North America	$339,072	$329,175
Europe	44,676	50,498
Asia-Pacific	40,315	45,898
Latin America	9,502	9,415
BrightPoint	385,827	418,820
Total	$819,392	$853,806
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	June 29, 2013		June 30, 2012
Net sales:
United States	$3,872,694	38%	$3,504,273	40%
Outside of the United States	6,435,321	62%	5,273,622	60%
Total	$10,308,015	100%	$8,777,895	100%

	Twenty-six Weeks Ended
	June 29, 2013		June 30, 2012
Net sales:
United States	$7,530,134	37%	$6,642,722	38%
Outside of the United States	13,040,325	63%	10,770,554	62%
Total	$20,570,459	100%	$17,413,276	100%

			As of
			June 29, 2013	December 29, 2012
Long-lived assets:
United States			$593,753	$595,949
Outside of the United States			225,639	257,857
Total			$819,392	$853,806

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,779 at June 29, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($13,232 at June 29, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,805 at June 29, 2013 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,227 at June 29, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisors, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.
In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 39,934 ($18,152 at June 29, 2013 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 132,261 ($60,119 at June 29, 2013 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at June 29, 2013.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 13 – New Accounting Standards
In December 2011, the Financial Accounting Standards Board issued a new accounting standard related to enhanced disclosures on offsetting (netting) of assets and liabilities in the financial statements. This standard requires improved information about financial instruments and derivative instruments that are either allowed to be offset in accordance with another accounting standard or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with another accounting standard. Under this standard, financial statements should disclose the gross amounts of those recognized assets and liabilities and the amounts offset, whether permitted by another accounting standard or subject to master netting arrangement, to determine the net amounts presented in the statement of financial position. This standard was effective for us beginning December 30, 2012 and did not have a material impact on our consolidated financial position.

Note 14 – Subsequent Event
We have been a claimant in a class action proceeding seeking damages from certain manufacturers of LCD flat panel displays.  On July 12, 2013, the federal district judge overseeing the proceeding issued an order approving a plan of distribution to the class claimants.  The distribution entitles us to an award of $29 million, net of all attorney fees and expenses, which is expected to be received and recognized in the third quarter of 2013.  The court has deferred distribution of a portion of the settlement fund.  Accordingly, we may receive up to an additional $7 million from the remaining escrowed settlement fund in the future depending on the extent to which subsequent, approved claims are made on the fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
The following discussion contains forward-looking statements, including, but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies and customer terms and conditions; process and efficiency enhancements; cost-savings; cash flows; inventory levels; working capital days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the Securities and Exchange Commission. We disclaim any duty to update any forward-looking statements.

Overview of Our Business
We are the largest wholesale technology distributor and a global leader in IT supply-chain and mobile device lifecycle services worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our acquisition of BrightPoint in October 2012 expanded our product and service offerings to mobile device lifecycle services and logistics solutions worldwide. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. We continue to monitor and refine our pricing strategies, inventory management processes and vendor program processes to respond and to mitigate the impact of these factors. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We also strive to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing and data center, cloud computing, consumer electronics, fee-for-service supply chain offerings and expansion into mobile device lifecycle services and logistics solutions. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.
Over the past few years, we have complemented our internal growth initiatives with strategic business acquisitions including BrightPoint as noted previously; Promark Technology Inc. in North America; Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd., Symtech Nordic AS, Computacenter Distribution, Albora Soluciones SL, interAct BVBA and Aretê Sistemas S.A. in Europe; and Aptec Holdings Inc., Vantex Technology Distribution Limited, Value Added Distributors Limited, Asiasoft Hong Kong Limited and the Cantechs Group in Asia-Pacific. These acquisitions have expanded our geographic reach as well as our presence in the value-added distribution of mobile data and AIDC/POS solutions and in the mid-range enterprise market.
We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.
We are in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach over the next several years. We have deployed SAP in several operations globally beginning in 2009. In February 2011, we also deployed the new SAP system in Australia, one of our largest operations. This deployment was somewhat unique in that Australia had operated on a different legacy enterprise system than most of our other operations and had recently implemented Ingram Micro’s warehouse management system, designed for our largest, most sophisticated distribution centers. This deployment revealed connectivity issues with our warehouse management system and certain web-based tools along with order management and customer service functionality that was not optimized. These issues resulted in order delays, decremented margins and reduced sales in 2011 and 2012. We have largely addressed these SAP system issues to better meet our customers’ needs, which has helped improve our Australian operating results during the first six months

Management's Discussion and Analysis Continued

of 2013. We are continuing to evaluate our SAP deployment schedule and currently do not plan any deployments in large countries in 2013.
We sell finished products purchased from many vendors but generated approximately 14% of our consolidated net sales for the thirteen weeks ended June 29, 2013 from products purchased from Hewlett-Packard Company, and 20%, 11% and 11% from products purchased from Hewlett-Packard Company, Cisco Systems, Inc. and Apple Inc., respectively, for the thirteen weeks ended June 30, 2012.
For the twenty-six weeks ended June 29, 2013, we generated approximately 15% of our consolidated net sales from products purchased from Hewlett-Packard Company, and 20% and 10% from products purchased from Hewlett-Packard Company and Cisco Systems, Inc., respectively, for the twenty-six weeks ended June 30, 2012.
The year-over-year decreases in products purchased from these vendors, as a percentage of net sales, for the periods discussed above reflects the higher mix of products purchased from other vendors as a result of changes in the market in general and our acquisition of BrightPoint.
There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.
Recent Events
We have been a claimant in a class action proceeding seeking damages from certain manufacturers of LCD flat panel displays.  On July 12, 2013, the federal district judge overseeing the proceeding issued an order approving a plan of distribution to the class claimants.  The distribution entitles us to an award of $29 million, net of all attorney fees and expenses, which is expected to be received and recognized in the third quarter of 2013.  The court has deferred distribution of a portion of the settlement fund.  Accordingly, we may receive up to an additional $7 million from the remaining escrowed settlement fund in the future depending on the extent to which subsequent, approved claims are made on the fund.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended June 29, 2013 Compared to the Thirteen Weeks Ended June 30, 2012

	Thirteen Weeks Ended				Change - Increase (Decrease)
	June 29, 2013		June 30, 2012		Amount	Percentage
Net sales by reporting segment
IT Distribution:
North America	$4,039,064	39%	$3,837,244	44%	$201,820	5%
Europe	2,430,372	24%	2,460,141	28%	(29,769)	(1)%
Asia-Pacific	2,130,658	21%	2,038,112	23%	92,546	5%
Latin America	459,828	4%	442,398	5%	17,430	4%
BrightPoint	1,248,093	12%	—	—	1,248,093	—
Total	$10,308,015	100%	$8,777,895	100%	$1,530,120	17%

	Thirteen Weeks Ended				Increase (Decrease)
	June 29, 2013		June 30, 2012		Amount
Operating income and operating margin by reporting segment
IT Distribution:
North America	$65,885	1.63%	$68,729	1.79%	$(2,844)
Europe	12,713	0.52%	14,913	0.61%	(2,200)
Asia-Pacific	19,061	0.89%	14,835	0.73%	4,226
Latin America	9,527	2.07%	4,437	1.00%	5,090
BrightPoint	13,151	1.05%	—	—	13,151
Stock-based compensation expense	(6,541)	—	(5,129)	—	(1,412)
Total	$113,796	1.10%	$97,785	1.11%	$16,011

	Thirteen Weeks Ended
	June 29, 2013	June 30, 2012
Net sales	100.00%	100.00%
Cost of sales	94.22	94.84
Gross profit	5.78	5.16
Operating expenses:
Selling, general and administrative	4.51	4.00
Amortization of intangible assets	0.12	0.03
Reorganization costs	0.04	0.01
Income from operations	1.10	1.11
Other expense, net	0.20	0.16
Income before income taxes	0.91	0.95
Provision for income taxes	0.23	0.25
Net income	0.68%	0.70%

Management's Discussion and Analysis Continued

The increase in our consolidated net sales for the thirteen weeks ended June 29, 2013, or second quarter of 2013, compared to the thirteen weeks ended June 30, 2012, or second quarter of 2012, largely reflected our acquisitions of BrightPoint, Aptec and Promark which accounted for approximately 15 percentage points of our growth in consolidated net sales, as well as solid revenue growth in both North and Latin America, which helped offset revenue declines in both Europe and China. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The increase in our North American net sales reflects strength in our key small and medium-sized business, or SMB, market and in the region's specialty division with particular strength in consumer electronics. We also had solid growth in higher margin advanced solutions led by strength in storage, networking and security. The pricing environment remained competitive as certain companies tried to win back share. Canada returned to growth with a double-digit increase in revenue driven by strong sales into the retail market, as well as solid sales of advanced solutions.
The net decline in our European net sales reflects the continued impact of weak macro-economic conditions throughout the region. Certain countries such as United Kingdom, France and the Netherlands outperformed the market due in part to a strong focus on the SMB market, while others, such as Germany, Belgium and Spain, were negatively impacted by weak economic conditions that persist in this region where we have high exposure to retail demand.
The increase in our Asia-Pacific net sales reflects the acquisition of Aptec, which contributed approximately four percentage points to the region's overall growth, with a mix of growth and declines in other markets in the region. Australia's revenue grew for the second quarter in a row, despite declines in the country's overall IT market. India generated double-digit revenue growth with continued robust sales into large format retailers and further strength across several product categories, including mobility and networking. These growth drivers were offset by weakness in China, where revenue declined for the first time in several years. This decline was driven mainly by slower sales of mobility-related products, which were a large driver of China's double-digit growth last year. China's economy has softened, which impacted the level of sales across many product categories.
The increase in Latin American net sales includes approximately two percentage points of growth from the translation impact of stronger local currencies. The region benefited from solid revenue improvement in Brazil, driven by robust performance in both consumer and enterprise markets. The region's focus on higher value businesses resulted in stronger growth in advance solutions, data capture point-of-sale and logistics services. In Mexico, our sales have been impacted by delays in government spending and a slowdown in consumer spending.
Gross margin increased 62 basis points in the second quarter of 2013 compared to the second quarter of 2012. The second quarter of 2013 gross margin benefited by 58 basis points from the addition of higher gross margin revenue from BrightPoint. Gross margin in our IT distribution business increased four basis points year-over-year, benefiting from lower sales of tablets, steady pricing discipline, as we appropriately managed growth, and from early returns from our strategic investments.
Total selling, general and administrative expenses, or SG&A expenses, increased $113,925, or 32.4%, in the second quarter of 2013 compared to the second quarter of 2012, and increased 51 basis points as a percentage of consolidated net sales. The acquisition of BrightPoint added approximately $100,000 of cost and increased our consolidated operating expense ratio by 47 basis points due to the higher labor content required by the high-touch nature of its value-added services, as well as integration costs associated with this acquisition and continued investments in key strategic areas across all regions to further diversify our revenues. In the prior year quarter, SG&A expenses were impacted by acquisition-related costs of $4,045 and a charge of $1,923 associated with asset impairments resulting from the closure of our in-country Argentina operations.
Amortization of intangible assets increased $9,291, or 343.3%, in the second quarter of 2013 compared to the second quarter of 2012, and increased nine basis points as a percentage of consolidated net sales, in the second quarter of 2013 compared to the second quarter of 2012. The increase in the current-year quarter reflects our acquisitions of BrightPoint, Aptec and Promark.
During the second quarter of 2013, we incurred net reorganization costs of $4,636 comprised of: $2,876 of employee termination benefits for workforce reductions associated with the integration of our acquisitions and transition of some functions to shared services centers and $1,760 of facility exit costs related to two of our BrightPoint offices (see Note 8 to our consolidated financial statements). During the second quarter of 2012, we incurred reorganization costs of $974 related to employee termination benefits for workforce reductions, partially offset by net reorganization credits of $135 primarily for lower than expected costs associated with facility consolidations recorded in prior periods.
Operating margin decreased one basis point in the second quarter of 2013 compared to the second quarter of 2012, reflecting the higher gross margins as discussed above offset by higher SG&A expenses, amortization of intangible assets and reorganization and integration costs, all of which primarily relate to the BrightPoint acquisition.

Management's Discussion and Analysis Continued

The decrease in our North American operating margin in the second quarter of 2013 compared to the second quarter of 2012 reflects our continued strategic investments; as well as slower growth in services revenue, due in part to the loss of a customer in Canada. These factors are partially offset by benefits we begin to realize from earlier strategic investments. In the prior year quarter, our operating margin was negatively impacted by 11 basis points associated with acquisition-related costs.
The decrease in our European operating margin in the second quarter of 2013 compared to the second quarter of 2012 reflects the impact of continued challenging macro-economic conditions throughout the region.
The increase in our Asia-Pacific operating margin in the second quarter of 2013 compared to the second quarter of 2012 primarily relates to improvement in Australia, which reduced its operating loss to less than $3,000 in the current year quarter from approximately $9,000 in the prior year quarter, and operating leverage on growth in India, largely offset by the market compression noted in China.
The increase in our Latin American operating margin in the second quarter of 2013 compared to the second quarter of 2012 primarily reflects growth in Brazil, stronger sales of higher value products and services and a 23 basis point benefit on the sale of land and a building in Argentina. In the prior-year quarter, our operating margin was negatively impacted by 48 basis points associated with our closure of Argentina in-country operations.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $20,170 in the second quarter of 2013 compared to $14,327 in the second quarter of 2012. The year-over-year increase is primarily attributable to higher interest expense due to an increase in average debt outstanding resulting primarily from our acquisition of BrightPoint.
In addition, we incurred higher net foreign currency exchange losses related to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency, and which totaled approximately $1,000 in the second quarter of 2013 compared to a gain of approximately $1,600 in the second quarter of 2012.
We recorded an income tax provision of $23,940, or an effective tax rate of 25.6%, in the second quarter of 2013 compared to $22,184, or an effective tax rate of 26.6%, in the second quarter of 2012. The current year income tax provision included net discrete tax benefits totaling approximately $5,766, or 6.2 percentage points, recognized in the quarter as a result of a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes. The prior year income tax provision included net discrete benefits of approximately $4,378, or 5.3 percentage points of the effective tax rate, which primarily reflects the release of an unrecognized tax benefit due to the expiration of the applicable statute of limitations in Australia, along with other positive adjustments agreed with the U.S. Internal Revenue Service. The remaining year-over-year change in the effective tax rate primarily reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.
We currently expect our 2013 full year effective tax rate to be approximately 31%; however, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Results of Operations for the Twenty-six Weeks Ended June 29, 2013 Compared to the Twenty-six Weeks Ended June 30, 2012

	Twenty-six Weeks Ended				Change - Increase (Decrease)
	June 29, 2013		June 30, 2012		Amount	Percentage
Net sales by reporting segment
IT Distribution:
North America	$7,906,883	38%	$7,444,191	43%	$462,692	6%
Europe	5,099,366	25%	5,107,197	29%	(7,831)	—
Asia-Pacific	4,325,166	21%	3,987,864	23%	337,302	8%
Latin America	921,786	5%	874,024	5%	47,762	5%
BrightPoint	2,317,258	11%	—	—	2,317,258	—
Total	$20,570,459	100%	$17,413,276	100%	$3,157,183	18%

	Twenty-six Weeks Ended				Increase (Decrease)
	June 29, 2013		June 30, 2012		Amount
Operating income and operating margin by reporting segment
IT Distribution:
North America	$121,460	1.54%	$138,377	1.86%	$(16,917)
Europe	26,657	0.52%	36,914	0.72%	(10,257)
Asia-Pacific	32,896	0.76%	29,255	0.73%	3,641
Latin America	15,078	1.64%	11,865	1.36%	3,213
BrightPoint	22,458	0.97%	—	—	22,458
Stock-based compensation expense	(13,957)	—	(14,575)	—	618
Total	$204,592	0.99%	$201,836	1.16%	$2,756

	Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012
Net sales	100.00%	100.00%
Cost of sales	94.26	94.72
Gross profit	5.74	5.28
Operating expenses:
Selling, general and administrative	4.57	4.09
Amortization of intangible assets	0.12	0.03
Reorganization costs	0.06	0.01
Income from operations	0.99	1.16
Other expense, net	0.17	0.17
Income before income taxes	0.82	0.99
Provision for income taxes	0.24	0.12
Net income	0.58%	0.87%
The increase in our consolidated net sales for the twenty-six weeks ended June 29, 2013, or first six months of 2013, compared to the twenty-six weeks ended June 30, 2012, or first six months of 2012, largely reflects our acquisitions of BrightPoint, Aptec and Promark which contributed approximately 14 percentage points of our growth in consolidated revenue, as well as growth in

Management's Discussion and Analysis Continued

our other operating regions except Europe, which is essentially flat year-over-year. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The increase in our North American net sales reflects strength in our key SMB market in the U.S., which helped support growth in our specialty division, particularly consumer electronics. We also had solid growth in advanced solutions, led by strength in storage, networking and security. Canada recovered from a slower first quarter with growth in the second quarter driven by stronger sales into the retail market.
The change in our European net sales largely reflects the impact of continued challenging macro-economic conditions in several markets in the region as discussed in the results for the second quarter.
The increase in our Asia-Pacific net sales largely reflects the same factors noted in our discussion of the results for the second quarter, with the acquisition of Aptec contributing approximately four percentage points to the region's overall growth. Growth in Australia and India also is consistent with those factors noted in the discussion of the results for the second quarter. China, which had modest growth in the first quarter, experienced slower sales of mobility-related products in the second quarter of 2013, which were a large driver of its double-digit growth last year. China's overall economy has softened, which is impacting the level of sales across many product categories.
The increase in Latin American net sales reflects strong revenue in Brazil, as discussed in the results for the second quarter. In Mexico, our sales have been impacted by delays in government spending and a slowdown in consumer spending in the first half of the year.
Gross margin increased 46 basis points in the first six months of 2013 compared to the first six months of 2012. The first six months of 2013 gross margin benefited by 61 basis points from the addition of BrightPoint's higher gross margin revenue, driven by its mobility services business. This benefit helped offset the dilutive impact of a greater mix of lower margin products, such as tablets and other personal devices in the first quarter of 2013, a more competitive selling environment, both in North America and Europe, as well as the loss of favorable hard disc drive pricing realized in the prior year.
Total SG&A expenses increased $227,979, or 32.0%, in the first six months of 2013 compared to the first six months of 2012, and increased 48 basis points as a percentage of consolidated net sales. The acquisition of BrightPoint added approximately $197,000 of cost and increased our consolidated expense ratio by 50 basis points due to the higher labor content required by the high-touch nature of its value-added services, as well as integration costs associated with this acquisition and investments in key strategic areas across all regions to further diversify our revenues. In the prior year period, SG&A expenses were impacted by acquisition-related costs of $4,045, asset impairments of $1,923 associated with the closure of our in-country Argentina operations and costs of $2,500 associated with the transition of our chief executive officer.
Amortization of intangible assets increased $18,131, or 322.0%, in the first six months of 2013 compared to the first six months of 2012 due to our acquisitions of BrightPoint, Aptec and Promark.
During the first six months of 2013, we incurred net reorganization costs of $13,302 comprised of: $8,265 of employee termination benefits for workforce reductions associated with the integration of our acquisitions and transition of some functions to shared services centers and $5,037 of facility exit costs (see Note 8 to our consolidated financial statements). During the first six months of 2012, we incurred reorganization costs of $1,666 related to employee termination benefits for workforce reductions, partially offset by net reorganization credits of $270 for employee termination benefits for workforce reductions and lower than expected costs associated with facility consolidations recorded in prior periods.

Management's Discussion and Analysis Continued

Operating margin decreased 17 basis points in the first six months of 2013 compared to the first six months of 2012, primarily reflecting higher costs for amortization of intangible assets, reorganization and integration costs, and investments in strategic growth areas in the current year as well as the loss of favorable hard disc drive pricing realized in the prior year.
The decrease in our North American operating margin in the first six months of 2013 compared to the first six months of 2012 primarily reflects our loss of favorable hard disc drive pricing realized in the prior year and our continued strategic investments, as well as the lower growth in high margin products and services.
The decrease in our European operating margin in the first six months of 2013 compared to the first six months of 2012 primarily related to the impact of continued challenging macro-economic conditions throughout the region and a continued competitive environment.
The increase in our Asia-Pacific operating margin in the first six months of 2013 compared to the first six months of 2012 primarily related to growth in India, an improvement in Australia and cost control measures, partially offset by a greater mix of lower-margin products, particularly in China.
The increase in our Latin American operating margin in the first six months of 2013 compared to the first six months of 2012 primarily related to improvements in Brazil, stronger sales of higher value products throughout the region and an 11 basis point benefit on the sale of land and a building in Argentina. In the prior year-period, operating margin was negatively impacted by 27 basis points of costs associated with the closure of our Argentina in-country operations.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $34,914 in the first six months of 2013 compared to $29,788 in the first six months of 2012. The year-over-year increase is primarily attributable to higher interest expense due to an increase in average debt outstanding resulting from our acquisition of BrightPoint. The higher interest expense was largely offset by the net foreign currency exchange gains related to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency, and which totaled approximately $3,600 in the first six months of 2013 compared to a loss of approximately $3,200 in the first six months of 2012.
We recorded an income tax provision of $50,233, or an effective tax rate of 29.6%, in the first six months of 2013 compared to $20,801, or an effective tax rate of 12.1%, in the first six months of 2012. The first six months of 2013 included net discrete tax benefits totaling approximately $5,766, or 3.4 percentage points, recognized primarily as a result of a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes. The first six months of 2012 included net discrete tax benefits of approximately $28,532, or 16.6 percentage points of the effective tax rate, which was primarily a result of the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies, which was realized in the first quarter of 2012, and the $4,378 or 2.6 percentage points of discrete benefits recognized in the second quarter of 2012, as previously discussed. The remaining year-over-year change in the effective tax rate is driven by factors consistent with our discussion of the results for the second quarters of 2013 and 2012.

Management's Discussion and Analysis Continued

Quarterly Data; Seasonality
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	the impact of and possible disruption caused by efforts to improve our IT capabilities, integrate acquisitions or implement reorganization actions, as well as the related expenses and/or charges;

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

Management's Discussion and Analysis Continued

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first six months of 2013 and 2012.
Our cash and cash equivalents totaled $726,892 and $595,147 at June 29, 2013 and December 29, 2012, respectively. We normally have a seasonal decline in sales from the fourth quarter to the second quarter of the subsequent fiscal year. For example, this seasonal drop was approximately nine percentage points in the second quarter of 2013 compared to the fourth quarter of 2012. As noted above, this trend will typically yield a decrease in our net investment in working capital. However, our working capital days at the end of the second quarter of 2013 were slightly higher than our year-end 2012 working capital days, but within our normal range of 22 to 26 working capital days. The slight increase generally reflects routine variability in the timing of certain vendor and customer payments from quarter to quarter.
Operating activities provided net cash of $328,015 in the first six months of 2013 and $84,303 in the first six months of 2012. As noted above, our cash flows from operations are significantly affected by net working capital, which is in turn impacted by fluctuations in volume of sales, as well as normal period-to-period variations in days of working capital outstanding due to the timing of collections from customers, movement of inventory and payments to vendors. The net cash provided by operating activities in the first six months of 2013 and 2012 principally reflects our net income before noncash charges and the net changes of working capital, largely due to the seasonal decline in sales volume. The higher level of cash provided in 2013 compared to 2012 reflects the slightly lower working capital days at the end of the second quarter of 2013 compared to the same period in 2012, which can generally be attributed to normal variations in the timing of collections from customers, movement of inventory and payments to vendors.
Investing activities used net cash of $37,571 in the first six months of 2013 compared to $44,718 in the first six months of 2012 primarily driven by capital expenditures in both periods. The higher level of capital expenditures in 2012 was based on timing of investments in our enterprise system deployment.
Financing activities used net cash of $148,435 in the first six months of 2013 compared to net cash provided of $58,066 in the first six months of 2012. The net cash used by financing activities in the first six months of 2013 primarily reflects the net payment of $165,263 on our revolving credit facilities with funds generated from operating cash flows, partially offset by the proceeds of $15,693 from exercise of stock options. The net cash provided by financing activities in the first six months of 2012 primarily reflects the net proceeds of $74,193 on our revolving credit facilities used to fund our ongoing operations, including working capital investment as noted above, and proceeds from exercises of stock options of $28,632; partially offset by our repurchase of $50,000 of Class A Common Stock.
Our levels of debt and cash and cash equivalents are highly influenced by our working capital needs. As such, our cash and cash equivalents balances and borrowings fluctuate from period to period and may also fluctuate significantly within a quarter. The fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any other point in time.
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,519,000, of which $884,584 was outstanding, at June 29, 2013. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $726,892 and $595,147 at June 29, 2013 and December 29, 2012, respectively, of which $620,935 and $533,585, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of June 29, 2013 and December 29, 2012, we had book overdrafts of $399,655 and $415,207, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts

Management's Discussion and Analysis Continued

payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At June 29, 2013 and December 29, 2012, our senior unsecured notes due 2022 have a carrying value of $298,365 and $298,275, respectively, net of unamortized discount of $1,635 and $1,725, respectively. At June 29, 2013 and December 29, 2012, we also have $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $201,997 and $345,000 at June 29, 2013 and December 29, 2012, respectively, under this North American financing program.
We have a revolving trade accounts receivable-backed financing program in Europe, which provides for a borrowing capacity of up to €105,000, or approximately $137,000 at June 29, 2013 exchange rates. In June 2013, we entered into an agreement to increase the borrowing capacity of this program to €105,000 from the previous amount of €100,000 and to extend its maturity to January 2017. The current program requires certain commitment fees, and borrowings under this program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at June 29, 2013 or December 29, 2012 under this European financing program.
We also have a revolving trade accounts receivable-backed financing program in Europe, which provides for a maximum borrowing capacity of up to €45,000, or approximately $58,000 at June 29, 2013 exchange rates. In May 2013, this program was extended and in June 2013, we entered into an agreement to reduce the borrowing capacity of this program to €45,000 from the previous amount of €90,000 and to extend its maturity to May 2016. This program requires certain commitment fees, and borrowings under the program incur financing costs based on EURIBOR plus a predetermined margin. We had no borrowings at June 29, 2013 or December 29, 2012 under this European financing program. Our other revolving trade accounts receivable-backed financing program in Europe was extended in May 2013, but subsequently terminated in June 2013. This financing program had provided a maximum borrowing capacity of £60,000. We had no borrowings at December 29, 2012 under this matured European financing program.
We have a multi-currency revolving trade accounts receivable-backed financing program in Asia-Pacific, which matures in May 2014, and provides for a borrowing capacity of up to 160,000 Australian dollars, or approximately $146,000 at June 29, 2013 exchange rates. The interest rate for this financing program is dependent upon the currency in which the drawing is made and is related to the local short-term bank indicator rate for such currency plus a predetermined margin. We had no borrowings at June 29, 2013 or December 29, 2012 under this Asia-Pacific financing program.
Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At June 29, 2013, our actual aggregate capacity under these programs was approximately $987,000 based on eligible trade accounts receivable available, of which $201,997 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs

Management's Discussion and Analysis Continued

prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At June 29, 2013, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,413,000.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which matures in September 2016. The interest rate on this facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at June 29, 2013 or December 29, 2012 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At June 29, 2013 and December 29, 2012, letters of credit of $14,608 and $4,491, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $965,000 at June 29, 2013. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At June 29, 2013 and December 29, 2012, respectively, we had $84,222 and $111,268 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.4% and 7.9% per annum at June 29, 2013 and December 29, 2012, respectively. At June 29, 2013 and December 29, 2012, letters of credit totaling $27,690 and $30,829, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 other than those noted in this “Capital Resources” section.
Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At June 29, 2013, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
We have three uncommitted factoring programs, one in North America and two in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 29, 2013 and December 29, 2012, we had a total of $198,209 and $242,626, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the first six months of 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 29, 2012.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,779 at June 29, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($13,232 at June 29, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,805 at June 29, 2013 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,227 at June 29, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisors, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.
In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 39,934 ($18,152 at June 29, 2013 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 132,261 ($60,119 at June 29, 2013 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at June 29, 2013.
In March 2008, we and one of our subsidiaries were named as defendants in a lawsuit arising out of the 2005 bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). The liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennet, and numerous other individuals and entities. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in loan transactions between the subsidiary and Refco in early 2000 and early 2001, causing damage to the hedge funds in an unspecified amount. The action is pending in the U.S. District Court for the Southern District of New York. On July 31, 2012, the trial court entered judgment in our favor, dismissing plaintiffs’ claims against us and our subsidiary with prejudice. Plaintiffs have appealed that judgment, but we do not expect the final disposition of the Krys matter to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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
 _________________________

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
July 25, 2013

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
 _________________________

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