Form 10-Q
period 2013-09-28
INGRAM MICRO INC
filed 2013-10-25
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 154,145,192 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 28, 2013.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$501,626	$595,147
Trade accounts receivable (less allowances of $72,695 and $78,034)	4,385,030	5,457,299
Inventory	3,766,749	3,591,543
Other current assets	535,242	522,390
Total current assets	9,188,647	10,166,379
Property and equipment, net	480,406	481,324
Goodwill	439,866	428,401
Intangible assets, net	350,169	372,482
Other assets	22,591	31,862
Total assets	$10,481,679	$11,480,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,060,364	$6,065,159
Accrued expenses	569,031	585,404
Short-term debt and current maturities of long-term debt	77,161	111,268
Total current liabilities	5,706,556	6,761,831
Long-term debt, less current maturities	813,403	943,275
Other liabilities	140,936	164,089
Total liabilities	6,660,895	7,869,195
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 191,708 and 188,349 shares issued and 154,145 and 150,320 shares outstanding in 2013 and 2012, respectively	1,917	1,883
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,402,224	1,361,650
Treasury stock, 37,563 and 38,029 shares in 2013 and 2012, respectively	(640,034)	(648,066)
Retained earnings	2,949,285	2,750,904
Accumulated other comprehensive income	107,392	144,882
Total stockholders’ equity	3,820,784	3,611,253
Total liabilities and stockholders’ equity	$10,481,679	$11,480,448
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$10,150,615	$9,034,141	$30,721,074	$26,447,417
Cost of sales	9,551,782	8,580,249	28,941,182	25,073,238
Gross profit	598,833	453,892	1,779,892	1,374,179
Operating expenses:
Selling, general and administrative	442,756	353,429	1,382,159	1,064,853
Amortization of intangible assets	11,638	2,546	35,400	8,177
Reorganization costs	6,748	5,268	20,050	6,664
	461,142	361,243	1,437,609	1,079,694
Income from operations	137,691	92,649	342,283	294,485
Other expense (income):
Interest income	(2,031)	(1,445)	(5,886)	(7,411)
Interest expense	16,032	14,946	45,973	38,252
Net foreign exchange loss	8,117	2,204	9,865	9,564
Other	2,070	1,918	9,150	7,006
	24,188	17,623	59,102	47,411
Income before income taxes	113,503	75,026	283,181	247,074
Provision for income taxes	34,565	21,715	84,798	42,516
Net income	$78,938	$53,311	$198,383	$204,558
Basic earnings per share	$0.51	$0.36	$1.30	$1.36
Diluted earnings per share	$0.50	$0.35	$1.27	$1.33
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$78,938	$53,311	$198,383	$204,558
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	28,392	48,486	(37,588)	16,848
Net unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(206)	(184)	98	(115)
Other comprehensive income (loss), net of tax	28,186	48,302	(37,490)	16,733
Comprehensive income	$107,124	$101,613	$160,893	$221,291
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$198,383	$204,558
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	94,359	41,791
Stock-based compensation	21,649	21,815
Excess tax benefit from stock-based compensation	(1,787)	(5,197)
Loss on disposal of property and equipment	5,875	—
Gain on sale of land and building	(1,045)	—
Noncash charges for interest and bond discount amortization	1,842	1,449
Deferred income taxes	10,154	18,648
Changes in operating assets and liabilities:
Trade accounts receivable	1,010,692	704,089
Inventory	(199,279)	(386,598)
Other current assets	(42,667)	(42,729)
Accounts payable	(1,005,513)	(516,019)
Change in book overdrafts	53,840	17,233
Accrued expenses	(33,102)	(93,956)
Cash provided (used) by operating activities	113,401	(34,916)
Cash flows from investing activities:
Capital expenditures	(66,423)	(64,606)
Sales of marketable trading securities, net	542	935
Proceeds from sale of land and building	1,169	—
Acquisition and earn-out payments, net of cash acquired	(14,408)	(338)
Cash used by investing activities	(79,120)	(64,009)
Cash flows from financing activities:
Proceeds from exercise of stock options	39,517	29,331
Repurchase of Class A Common Stock	—	(50,000)
Excess tax benefit from stock-based compensation	1,787	5,197
Net proceeds from issuance of senior unsecured notes	—	296,256
Fees associated with the amendment and extension of credit facilities	(1,086)	—
Net proceeds from (repayments of) revolving credit facilities	(155,272)	79,561
Cash provided (used) by financing activities	(115,054)	360,345
Effect of exchange rate changes on cash and cash equivalents	(12,748)	3,253
Increase (decrease) in cash and cash equivalents	(93,521)	264,673
Cash and cash equivalents, beginning of period	595,147	891,403
Cash and cash equivalents, end of period	$501,626	$1,156,076
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of September 28, 2013, our consolidated results of operations and comprehensive income for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012 and our consolidated cash flows for the thirty-nine weeks ended September 28, 2013 and September 29, 2012. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2012. The consolidated results of operations for the thirteen and thirty-nine weeks ended September 28, 2013 may not be indicative of the consolidated results of operations that can be expected for the full year.
Book Overdrafts
Book overdrafts of $469,047 and $415,207 as of September 28, 2013 and December 29, 2012, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 28, 2013 and December 29, 2012, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have three uncommitted factoring programs, one in North America and two in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by the financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 28, 2013 and December 29, 2012, we had a total of $329,865 and $242,626, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $833 and $553 incurred for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively, and $1,841 and $2,515 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Share Repurchase Program
In October 2010, our Board of Directors authorized a $400,000 share repurchase program, which originally was set to expire on October 26, 2013, and was subsequently extended through October 27, 2015. At September 28, 2013, $124,095 remained available for repurchase. Under this program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (see Note 4). We did not repurchase shares during the thirty-nine weeks ended September 28, 2013. Our stock issuance activity for the thirty-nine weeks ended September 28, 2013 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at December 29, 2012	38,029	$17.04	$648,066
Issuance of Class A Common Stock	(466)	17.24	(8,032)
Cumulative balance of treasury stock at September 28, 2013	37,563	17.04	$640,034

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
The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$78,938	$53,311	$198,383	$204,558
Weighted average shares	153,710	150,150	152,439	150,793
Basic EPS	$0.51	$0.36	$1.30	$1.36
Weighted average shares, including the dilutive effect of stock-based awards (3,434 and 2,666 for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively, and 3,190 and 3,078 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively)	157,144	152,816	155,629	153,871
Diluted EPS	$0.50	$0.35	$1.27	$1.33

There were approximately 79 and 4,214 stock-based awards for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively, and 657 and 3,485 stock-based awards for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

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
Awards granted under the 2011 Amended Plan were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock options granted (a)	—	—	52	51
Restricted stock and restricted stock units granted (a)	146	108	3,782	2,740

Stock-based compensation expense	$7,693	$7,240	$21,649	$21,815
Related income tax benefit	$1,792	$2,427	$5,885	$6,768

Exercised stock options	1,372	21	2,420	1,955
Vested restricted stock and/or restricted stock units (b)	27	19	2,086	2,122

(a)
As of September 28, 2013, approximately 15,800 shares were available for grant under the 2011 Amended Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

(b)
Includes 0 and 0 shares, for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively, and 1,535 and 1,495 shares, for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors.

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	September 28, 2013	December 29, 2012	September 28, 2013	December 29, 2012
Derivatives designated as hedging instruments recorded in:
Other current assets
Foreign exchange contracts	$1,320	$—	$24	$—
Accrued expenses
Foreign exchange contracts	9,224	—	(197)	—
	10,544	—	(173)	—
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	333,846	817,172	3,136	2,897
Accrued expenses
Foreign exchange contracts	854,903	607,836	(8,358)	(3,776)
	1,188,749	1,425,008	(5,222)	(879)
Total	$1,199,293	$1,425,008	$(5,395)	$(879)
  (1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in foreign currency exchange loss as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net loss recognized in earnings	$(30,789)	$(23,474)	$(1,428)	$(31,582)
The unrealized gains or losses associated with our derivatives designated as hedging instruments, net of taxes, are reflected in our consolidated statement of comprehensive income (loss) for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012.

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
As of September 28, 2013, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	September 28, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$79,602	$79,602	$—	$—
Marketable trading securities (a)	52,466	52,466	—	—
Derivative assets	3,160	—	3,160	—
Total assets at fair value	$135,228	$132,068	$3,160	$—

Liabilities:
Derivative liabilities	$8,555	$—	$8,555	$—
Total liabilities at fair value	$8,555	$—	$8,555	$—

(a)	Included in other current assets in our consolidated balance sheet.

As of December 29, 2012, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 29, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$189,381	$189,381	$—	$—
Marketable trading securities (a)	46,938	46,938	—	—
Derivative assets	2,897	—	2,897	—
Total assets at fair value	$239,216	$236,319	$2,897	$—

Liabilities:
Derivative liabilities	$3,776	$—	$3,776	$—
Total liabilities at fair value	$3,776	$—	$3,776	$—

(a)	Included in other current assets in our consolidated balance sheet.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	September 28, 2013
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$320,000	$—	$320,000	$—	$300,000
Senior unsecured notes, 5.00% due 2022	301,000	—	301,000	—	298,410
	$621,000	$—	$621,000	$—	$598,410

	December 29, 2012
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$326,000	$—	$326,000	$—	$300,000
Senior unsecured notes, 5.00% due 2022	307,000	$—	307,000	—	298,275
	$633,000	$—	$633,000	$—	$598,275

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 7 – Acquisitions, Goodwill and Intangible Assets
On September 12, 2013, we acquired all of the outstanding shares of Canada-based SoftCom Inc., a leading cloud marketplace and global service provider, for cash of $12,000 and payment of outstanding debt of $3,000. In addition, the purchase price includes a deferred payment of $5,000, payable over three years and a $3,650 three-year performance-based earn-out. We have preliminarily allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values with approximately $9,000 recorded as goodwill. This acquisition will enhance our cloud offerings road map and aggregation platform.
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 15, 2012:

Tangible assets (includes trade accounts receivable, inventory, property and equipment and other assets)	$1,156,075
Goodwill	420,065
Identifiable intangible assets	309,000
Liabilities (includes accounts payable, accrued expenses and other liabilities)	(1,016,948)
$868,192
The components of identifiable intangible assets acquired in connection with the BrightPoint acquisition were as follows:

	Fair Value	Estimated Useful Life
Logistics customer relationships	$237,000	10 years
Distribution customer relationships	59,000	7 years
Trade name	13,000	3 years
Total identifiable intangible assets	$309,000
The following represents pro forma operating results for the thirteen and thirty-nine weeks ended September 29, 2012 as if BrightPoint had been included in our consolidated statement of income as of the first day of fiscal year 2012 and includes business combination accounting effects from our acquisition including amortization of acquired intangible assets and increase in interest expense associated with the issuance of our senior unsecured notes due in 2022 and additional borrowings from our revolving senior unsecured credit facility debt to fund the acquisition.

	Thirteen Weeks Ended September 29, 2012	Thirty-nine Weeks Ended September 29, 2012
Net sales	$10,178,755	$30,228,437
Net income	$41,289	$192,838
Earnings per share
Basic	$0.27	$1.28
Diluted	$0.27	$1.25

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The above unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the acquisition occurred as of those dates, nor of future results of operations.
In the first nine months of 2013 and 2012, we paid one of the annual earn-out payments related to a prior period acquisition totaling $325 and $338, respectively, which was previously accrued at the time of the acquisition.
Finite-lived identifiable intangible assets are amortized over their remaining useful lives ranging up to 20 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	September 28, 2013	December 29, 2012
Gross carrying amount of finite-lived intangible assets	$458,443	$445,385
Net carrying amount of finite-lived intangible assets	$350,169	$372,482

Note 8 – Reorganization Costs
2013 Actions
During the third quarter, we announced a plan to reduce headcount in Germany to respond to the current market environment resulting in reorganization charges primarily related to employee termination benefits. In addition, we exited a BrightPoint facility in the U.S. resulting in reorganization charges primarily related to facility exit costs and employee termination benefits.
Earlier in 2013, we began integrating certain BrightPoint operations into Ingram Micro, resulting in headcount reductions and facility exit costs. We continued to move certain transaction-oriented service and support functions in Europe to our European shared services center and exited a portion of one of our Australian offices in Asia-Pacific. Associated with these actions, we incurred reorganization costs primarily related to employee termination benefits throughout our regions and facility exit costs in Australia.
2012 Actions
In 2012, we implemented headcount reductions primarily in Australia and New Zealand to better align our operating expenses with each country’s lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We closed our in-country Argentina operations in Latin America and are now servicing this market through our export operations in Miami. Associated with these actions, we incurred net reorganization costs related to employee termination benefits.
2011 and Prior Actions
In the second half of 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume and the loss of market share in that country. We also implemented headcount reductions in certain operations in North America, Europe and Latin America.
In 2009 and earlier, we incurred costs to integrate past acquisitions, and launch various other outsourcing and optimization plans, to improve operating efficiencies and better align our level of operating expenses with the decline in sales volumes resulting from the economic downturn in that period.
While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended September 28, 2013 and September 29, 2012 and thirty-nine weeks ended September 28, 2013 and September 29, 2012, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended September 28, 2013
IT Distribution:
North America		$235	$—	$235	$—	$235
Europe		3,357	—	3,357	—	3,357
Asia-Pacific		115	—	115	—	115
Latin America		—	—	—	—	—
BrightPoint		529	2,512	3,041	—	3,041
Total	51	$4,236	$2,512	$6,748	$—	$6,748

Thirteen weeks ended September 29, 2012
IT Distribution:
North America		$—	$—	$—	$(100)	$(100)
Europe		1,582	—	1,582	(32)	1,550
Asia-Pacific		3,832	—	3,832	—	3,832
Latin America		—	—	—	(14)	(14)
BrightPoint		—	—	—	—	—
Total	212	$5,414	$—	$5,414	$(146)	$5,268

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirty-nine weeks ended September 28, 2013
IT Distribution:
North America		$1,190	$—	$1,190	$—	$1,190
Europe		6,267	—	6,267	(188)	6,079
Asia-Pacific		175	3,277	3,452	(12)	3,440
Latin America		—	—	—	—	—
BrightPoint		5,069	4,272	9,341	—	9,341
Total	269	$12,701	$7,549	$20,250	$(200)	$20,050

Thirty-nine weeks ended September 29, 2012
IT Distribution:
North America		$34	$—	$34	$(255)	$(221)
Europe		2,245	—	2,245	(32)	2,213
Asia-Pacific		4,370	—	4,370	(115)	4,255
Latin America		431	—	431	(14)	417
BrightPoint		—	—	—	—	—
Total	316	$7,080	$—	$7,080	$(416)	$6,664

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2013 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at December 29, 2012	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation (b)	Remaining Liability at September 28, 2013

2013 Reorganization actions
Employee termination benefits	$—	$12,701		$(7,833)	$101	$4,969
Facility Costs	—	7,549		(2,679)	(276)	4,594
Subtotal	—	20,250		(10,512)	(175)	9,563	(c)

2012 Reorganization actions
Employee termination benefits	1,826	(200)	(a)	(604)	19	1,041	(d)

2011 Reorganization actions
Employee termination benefits	79	—		(79)	—	—

2009 and prior reorganization actions
Facility Costs	6,214	—		(2,338)	(187)	3,689	(e)
	$8,119	$20,050		$(13,533)	$(343)	$14,293

(a)
Adjustments reflected in the table above include a reduction of $188 and $12 to reorganization liabilities recorded in prior years in Europe and Asia-Pacific, respectively, for lower than expected employee termination benefits.

(b)	Reflects the net foreign currency impact on the U.S. dollar liability.

(c)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(d)	We expect the remaining liabilities to be substantially utilized by the end of 2014.

(e)	We expect the remaining liabilities to be fully utilized by the end of 2015.

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	September 28, 2013	December 29, 2012
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,590 and $1,725, respectively	298,410	298,275
North America revolving trade accounts receivable-backed financing program	214,993	345,000
Lines of credit and other debt	77,161	111,268
	890,564	1,054,543
Short-term debt and current maturities of long-term debt	(77,161)	(111,268)
	$813,403	$943,275

We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks which was scheduled to mature in September 2016. In August 2013, we entered into an amendment of this facility to extend its maturity to September 2018. In addition, the amendment provides an option to increase the total commitment by $310,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at September 28, 2013 or December 29, 2012 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At September 28, 2013 and December 29, 2012, letters of credit of

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

$14,608 and $4,491, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
Note 10 – Income Taxes
Our effective tax rate for the thirteen weeks ended September 28, 2013 was 30.5% compared to 28.9% for the thirteen weeks ended September 29, 2012. For the thirty-nine weeks ended September 28, 2013 and September 29, 2012, our effective tax rate was 29.9% and 17.2%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The thirteen weeks ended September 28, 2013 included net discrete benefits of approximately $4,570, or 4.0 percentage points of the effective tax rate driven primarily by the release of a previously recorded reserve against the deferred tax assets of one of our foreign operating units. The thirteen weeks ended September 29, 2012 included net discrete benefits of approximately $1,658, or 2.2 percentage points of the effective tax rate, which primarily reflected the positive adjustments agreed with the U.S. Internal Revenue Service ("IRS") during that period. The remaining year-over-year change in our effective tax rate reflects the change in mix of profit among different tax jurisdictions and losses in certain tax jurisdictions in which we are not able to record a tax benefit.
The thirty-nine weeks ended September 28, 2013 included net discrete tax benefits of approximately $11,521, or 4.1 percentage points of the effective tax rate, which includes the discrete items noted for the quarter as well as net discrete benefits of $5,766 recorded last quarter primarily due to a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes. In addition, there were net discrete benefits of $1,185 recorded in the first quarter of 2013, primarily due to the release of valuation allowance on U.S. state net operating losses.
The thirty-nine weeks ended September 29, 2012 included net discrete tax benefits of approximately $34,600, or 14.0 percentage points of the effective tax rate, which included the third quarter 2012 net discrete benefit of $1,658 as discussed above, and a benefit of $32,942, which was primarily the result of the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holdings companies, realized during the first quarter of 2012.
Our effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the discrete items noted above, as well as the relative mix of earnings or losses within the tax jurisdictions in which we operate, such as: (a) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States; (b) losses in certain jurisdictions in which we are not able to record a tax benefit; and (c) changes in the valuation allowance on deferred tax assets.
At September 28, 2013, we had gross unrecognized tax benefits of $39,964 compared to $38,790 at December 29, 2012, representing a net increase of $1,174 during the thirty-nine weeks ended September 28, 2013. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $8,380 and $7,889 at September 28, 2013 and December 29, 2012, respectively.
Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the IRS and other tax authorities. The IRS has concluded its examinations of tax years prior to tax year 2010. In 2013, the IRS initiated its examination of tax years 2010 to 2011. It is possible that within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 11 – Segment Information
Subsequent to our acquisition of BrightPoint, we have operated predominantly in the following industry segments: (1) distribution of IT products and supply chain solutions worldwide and (2) distribution of mobile devices as well as device lifecycle services and logistics solutions. Our IT distribution reporting segments are based on geographic location, and the measure of segment profit is income from operations.
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
Our BrightPoint reporting segment has operations in the following geographic areas: the United States, Finland, Germany, Norway, Poland, Portugal, Senegal, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, Australia, Hong Kong, India, Malaysia, New Zealand and Singapore.
We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales
IT Distribution:
North America	$4,061,763	$3,972,208	$11,968,647	$11,416,399
Europe	2,428,292	2,420,425	7,527,658	7,527,622
Asia-Pacific	2,150,237	2,174,409	6,475,403	6,162,273
Latin America	448,642	467,099	1,370,427	1,341,123
BrightPoint	1,061,681	—	3,378,939	—
Total	$10,150,615	$9,034,141	$30,721,074	$26,447,417
Income from operations
IT Distribution:
North America	$97,739	$66,935	$219,200	$205,313
Europe	4,876	14,498	31,533	51,412
Asia-Pacific	22,415	9,193	55,310	38,447
Latin America	9,635	9,263	24,712	21,128
BrightPoint	10,719	—	33,177	—
Stock-based compensation expense	(7,693)	(7,240)	(21,649)	(21,815)
Total	$137,691	$92,649	$342,283	$294,485
Capital expenditures
IT Distribution:
North America	$14,983	$16,049	$45,492	$48,107
Europe	1,873	1,048	3,920	2,863
Asia-Pacific	2,954	1,593	5,343	12,764
Latin America	242	411	1,104	872
BrightPoint	6,914	—	10,564	—
Total	$26,966	$19,101	$66,423	$64,606
Depreciation
IT Distribution:
North America	$9,398	$6,568	$25,225	$19,945
Europe	2,415	2,418	7,463	7,539
Asia-Pacific	1,822	1,717	5,589	5,192
Latin America	334	310	1,004	938
BrightPoint	6,194	—	19,678	—
Total	$20,163	$11,013	$58,959	$33,614

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Amortization of intangible assets
IT Distribution:
North America	$1,785	$1,648	$5,356	$5,005
Europe	497	533	1,488	1,627
Asia-Pacific	203	140	624	868
Latin America	223	225	665	677
BrightPoint	8,930	—	27,267	—
Total	$11,638	$2,546	$35,400	$8,177
The integration, transition and other costs included in income from operations by reporting segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Integration, transition and other costs (a)
IT Distribution:
North America	$2,721	$2,270	$5,602	$8,815
Europe	304	—	535	—
Asia-Pacific	275	—	594	43
Latin America	—	—	—	1,923
BrightPoint	543	—	7,620	—
Total	$3,843	$2,270	$14,351	$10,781
(a) Costs are primarily for legal, consulting and other costs associated with the integration of BrightPoint, acquisitions-related costs and other transition costs incurred for certain executives, charged to SG&A expenses. For the thirty-nine weeks ended September 29, 2012, it also included an asset impairment associated with our closure of in-country Argentina operations in Latin America, charged to SG&A expenses.
For a segment breakdown of reorganization costs, refer to Note 8.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	As of
	September 28, 2013	December 29, 2012
Identifiable assets
IT Distribution:
North America	$3,699,129	$4,103,657
Europe	2,505,647	2,883,678
Asia-Pacific	1,795,050	1,880,431
Latin America	588,362	652,552
BrightPoint	1,893,491	1,960,130
Total	$10,481,679	$11,480,448
Long-lived assets
IT Distribution:
North America	$357,498	$329,175
Europe	45,470	50,498
Asia-Pacific	41,389	45,898
Latin America	8,672	9,415
BrightPoint	377,546	418,820
Total	$830,575	$853,806
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	September 28, 2013		September 29, 2012
Net sales:
United States	$3,912,837	39%	$3,670,107	41%
Outside of the United States	6,237,778	61%	5,364,034	59%
Total	$10,150,615	100%	$9,034,141	100%

	Thirty-nine Weeks Ended
	September 28, 2013		September 29, 2012
Net sales:
United States	$11,442,971	37%	$10,312,829	39%
Outside of the United States	19,278,103	63%	16,134,588	61%
Total	$30,721,074	100%	$26,447,417	100%

			As of
			September 28, 2013	December 29, 2012
Long-lived assets:
United States			$594,847	$595,949
Outside of the United States			235,728	257,857
Total			$830,575	$853,806

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,633 at September 28, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($12,898 at September 28, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,507 at September 28, 2013 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,044 at September 28, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisors, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.
In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 40,193 ($17,807 at September 28, 2013 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 135,961 ($60,236 at September 28, 2013 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at September 28, 2013.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 13 – New Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. This standard will be effective for us beginning December 29, 2013, the first day of fiscal year 2014. We are currently assessing the impact of this new guidance.
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

Note 14 – Legal Settlement
We have been a claimant in a class action proceeding seeking damages from certain manufacturers of LCD flat panel displays.  On July 12, 2013, the federal district judge overseeing the proceeding issued an order approving a plan of distribution to the class claimants.  In July 2013, we received a distribution of $29,500, net of all attorney fees and expenses, which was reflected as a reduction of selling, general and administrative expenses.  The court has deferred distribution of a portion of the settlement fund.  Accordingly, we may receive up to an additional $7,000 from the remaining escrowed settlement fund in the future depending on the extent to which subsequent, approved claims are made on the fund.

Note 15 – Subsequent Event
On September 30, 2013, the first day of our fiscal fourth quarter, we acquired all of the outstanding shares of U.S.-based CloudBlue Technologies, Inc. (“CloudBlue”), a global leader in enterprise IT asset disposition, onsite data destruction and e-waste recycling services for a cash purchase price of approximately $37,000. This acquisition expands our supply-chain services and broadens our array of forward and reverse logistics services, adding eco-friendly, secure hardware disposal and onsite data destruction and a more complete offering in managing returns, including item inspection.

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
Over the past few years, we have complemented our internal growth initiatives with strategic business acquisitions including BrightPoint as noted previously; Promark Technology Inc. in North America; Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd., Symtech Nordic AS, Computacenter Distribution, Albora Soluciones SL, interAct BVBA and Aretê Sistemas S.A. in Europe; and Aptec Holdings Inc., Vantex Technology Distribution Limited, Value Added Distributors Limited, Asiasoft Hong Kong Limited and the Cantechs Group in Asia-Pacific. These acquisitions have expanded our geographic reach as well as our presence in the value-added distribution of mobile data and AIDC/POS solutions and in the mid-range enterprise market. During the third quarter of 2013, we acquired SoftCom Group, Inc. (“SoftCom”) in Canada, which will enhance our cloud offerings roadmap and aggregation platform. In addition, on September 30, 2013, which was the first day of our fiscal fourth quarter, we acquired CloudBlue Technologies, Inc. (“CloudBlue”) in the U.S., which expands our supply-chain capabilities and solutions offerings, adding global enterprise IT asset disposition, onsite data destruction and e-waste recycling services.
We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.
We are in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach over the next several years. We have deployed SAP in several operations globally beginning in 2009 with our last deployment in early 2013 in Columbia. Additional deployments have been on hold as we continue to address certain improvements within the system to better address our internal and customer needs. We are continuing to evaluate our SAP deployment schedule and currently do not plan any deployments in large countries for the remainder of 2013.

Management's Discussion and Analysis Continued

We sell finished products purchased from many vendors but generated approximately 14% of our consolidated net sales for the thirteen weeks ended September 28, 2013 from products purchased from Hewlett-Packard Company, and 23%, 14% and 11% from products purchased from Hewlett-Packard Company, Apple Inc. and Cisco Systems, Inc., respectively, for the thirteen weeks ended September 29, 2012.
For the thirty-nine weeks ended September 28, 2013, we generated approximately 15% of our consolidated net sales from products purchased from Hewlett-Packard Company, and 21%, 11% and 10% from products purchased from Hewlett-Packard Company, Apple Inc. and Cisco Systems, Inc., respectively, for the thirty-nine weeks ended September 29, 2012.
The year-over-year decreases in products purchased from these vendors, as a percentage of net sales, for the periods discussed above reflects the higher mix of products purchased from other vendors as a result of changes in the market in general and our acquisition of BrightPoint which does not have significant products purchased from these vendors.
There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended September 28, 2013 Compared to the Thirteen Weeks Ended September 29, 2012

	Thirteen Weeks Ended				Change - Increase (Decrease)
	September 28, 2013		September 29, 2012		Amount	Percentage
Net sales by reporting segment
IT Distribution:
North America	$4,061,763	40%	$3,972,208	44%	$89,555	2%
Europe	2,428,292	24%	2,420,425	27%	7,867	—%
Asia-Pacific	2,150,237	21%	2,174,409	24%	(24,172)	(1)%
Latin America	448,642	4%	467,099	5%	(18,457)	(4)%
BrightPoint	1,061,681	11%	—	—	1,061,681	—
Total	$10,150,615	100%	$9,034,141	100%	$1,116,474	12%

	Thirteen Weeks Ended				Increase (Decrease)
	September 28, 2013		September 29, 2012		Amount
Operating income and operating margin by reporting segment
IT Distribution:
North America	$97,739	2.41%	$66,935	1.69%	$30,804
Europe	4,876	0.20%	14,498	0.60%	(9,622)
Asia-Pacific	22,415	1.04%	9,193	0.42%	13,222
Latin America	9,635	2.15%	9,263	1.98%	372
BrightPoint	10,719	1.01%	—	—	10,719
Stock-based compensation expense	(7,693)	—	(7,240)	—	(453)
Total	$137,691	1.36%	$92,649	1.03%	$45,042

	Thirteen Weeks Ended
	September 28, 2013	September 29, 2012
Net sales	100.00%	100.00%
Cost of sales	94.10	94.98
Gross profit	5.90	5.02
Operating expenses:
Selling, general and administrative	4.36	3.91
Amortization of intangible assets	0.11	0.03
Reorganization costs	0.07	0.06
Income from operations	1.36	1.03
Other expense, net	0.24	0.20
Income before income taxes	1.12	0.83
Provision for income taxes	0.34	0.24
Net income	0.78%	0.59%

Management's Discussion and Analysis Continued

The increase in our consolidated net sales for the thirteen weeks ended September 28, 2013, or third quarter of 2013, compared to the thirteen weeks ended September 29, 2012, or third quarter of 2012, largely reflected our acquisitions of BrightPoint, Aptec and Promark which accounted for approximately 12 percentage points of our growth in consolidated net sales. Modest growth in North America helped offset revenue declines in China. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The modest increase in our North American net sales reflects strategic management of growth and pricing in various segments as the region continues to face competitive pricing. Revenue growth was driven by advanced solutions, with particular strength in storage and infrastructure systems and strength in sales of consumer electronics. Additionally, Canada continued its momentum, with another quarter of low double-digit revenue growth driven by share gains across several product categories and strong sales of advanced solutions.
European net sales were flat in dollars, which reflects the favorable translation impact of stronger local currencies, which contributed approximately four percentage points of increase. This impact was offset by the continued impact of weak macro-economic conditions throughout the region. Certain countries such as United Kingdom, France and the Netherlands outperformed the market, while others, such as Germany, Belgium and Spain, were negatively impacted by weak economic conditions that persist in this region where we have higher exposure to retail demand.
The net decrease in our Asia-Pacific net sales reflects the unfavorable translation impact of weaker local currencies which contributed three percentage points of decline, plus a mix of growth and declines in other markets in the region. In China, revenue declined 19% driven by slower sales of tablets which was a large driver of China's double-digit growth last year. This decline was partially offset by the acquisition of Aptec, which contributed approximately three percentage points to the region's overall growth and higher sales in Australia and India. Australia's revenue grew for the third quarter in a row, despite an overall IT market that is declining across most sectors in the country. India generated double-digit revenue growth supported by increases across multiple product lines particularly with networking solutions.
The decrease in Latin American net sales primarily reflects the unfavorable translation impact of weaker local currencies, which contributed approximately three percentage points of decline, as well as lower revenues in Miami export which were negatively impacted by slower demand in gaming products and tablets, due in part to a lack of new product introductions versus last year. These declines were partially offset by solid revenue growth in Brazil, as we continue to gain share with large vendors and drive growth. Also, Mexico started to recover from recent quarterly revenue declines, supported by a return in consumer demands.
Gross margin increased 88 basis points in the third quarter of 2013 compared to the third quarter of 2012. The third quarter of 2013 gross margin benefited by 63 basis points from the addition of higher gross margin revenue from BrightPoint. Gross margin in our IT distribution business increased 25 basis points year-over-year, benefiting from lower sales of tablets and steady pricing discipline, as we appropriately managed growth.
Total selling, general and administrative expenses, or SG&A expenses, increased $89,327, or 25.3%, in the third quarter of 2013 compared to the third quarter of 2012, and increased 45 basis points as a percentage of consolidated net sales. The current year quarter included a net benefit of approximately $24,500 or 24 basis points of consolidated net sales, relating to the receipt of $29,500 from a LCD flat panel display class action settlement; partially offset by the negative impact of approximately $5,000 reserve recorded for estimated potential penalties and other charges related to indirect tax declarations in Europe. The acquisition of BrightPoint added approximately $97,000 of cost and increased our consolidated operating expense ratio by 56 basis points due to the higher labor content required by the high-touch nature of its value-added services. The increase in our SG&A expenses also reflects integration costs associated with this acquisition and continued investments in key strategic areas across all regions to further diversify our revenues.
Amortization of intangible assets increased $9,092 in the third quarter of 2013 compared to the third quarter of 2012, and increased eight basis points as a percentage of consolidated net sales in the third quarter of 2013 compared to the third quarter of 2012. The increase in the current year quarter reflects our acquisitions of BrightPoint, Aptec and Promark.
During the third quarter of 2013, we incurred net reorganization costs of $6,748 primarily related to headcount reductions in Germany as we are adjusting its cost structure in line with the current market conditions and our exit of a BrightPoint facility in the U.S. (see Note 8 to our consolidated financial statements). During the third quarter of 2012, we incurred net reorganization costs of $5,268, primarily related to workforce reductions associated with transition of some functions to shared services centers.
Operating margin increased 33 basis points in the third quarter of 2013 compared to the third quarter of 2012, reflecting the higher gross margin as discussed above, partially offset by the higher SG&A expenses, amortization of intangible assets and

Management's Discussion and Analysis Continued

reorganization and integration costs, all of which primarily relate to the BrightPoint acquisition. The third quarter of 2013 also included a charge related to inventory losses in one of our mobility warehouses.
The increase in our North American operating margin in the third quarter of 2013 compared to the third quarter of 2012 reflects the impact of the LCD class action settlement of $28,500, or 70 basis points of North American net sales, recognized in this region, as well as good pricing discipline and the realization of initial benefits from earlier strategic investments.
The decrease in our European operating margin in the third quarter of 2013 compared to the third quarter of 2012 reflects the impact of the charge of $5,000, or 21 basis points of European net sales, related to the indirect tax declarations noted above and the impact of continued challenging macro-economic conditions throughout the region. The region also incurred incremental termination benefit costs as it is adjusting its cost structure in line with the current market conditions.
The increase in our Asia-Pacific operating margin in the third quarter of 2013 compared to the third quarter of 2012 primarily relates to improvement in Australia, which reduced its operating loss to less than $2,000 in the current year quarter from approximately $9,000 in the prior year quarter, lower reorganization costs in the current period, and operating leverage on growth in India, partially offset by the market compression noted in China.
The increase in our Latin American operating margin in the third quarter of 2013 compared to the third quarter of 2012 primarily reflects profitability improvements in Brazil and the impact of the LCD class action settlement of approximately $1,000 recognized in this region (23 basis points of Latin American net sales), partially offset by declines in higher margin revenues in Mexico and in our Miami export business.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $24,188 in the third quarter of 2013 compared to $17,623 in the third quarter of 2012. The year-over-year increase is primarily attributable to higher interest expense due to an increase in average debt outstanding resulting primarily from our acquisition of BrightPoint. In addition, we incurred higher net foreign currency exchange losses related to the foreign-currency translation impact on Euro-based inventory purchases in our pan-European entity, which designates the U.S. dollar as its functional currency, which was a loss of approximately $4,600 in the third quarter of 2013 compared to a loss of approximately $2,800 in the third quarter of 2012.
We recorded an income tax provision of $34,565, or an effective tax rate of 30.5%, in the third quarter of 2013 compared to $21,715, or an effective tax rate of 28.9%, in the third quarter of 2012. The current year income tax provision included net discrete tax benefits totaling approximately $4,570, or 4.0 percentage points of the effective tax rate, recognized in the quarter, driven primarily by the release of a previously recorded reserve against the deferred tax assets of one of our foreign operating units. The impact of this benefit on our effective tax rate was more than offset by the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit.
We currently expect our 2013 full year effective tax rate to be approximately 31%; however, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Results of Operations for the Thirty-nine Weeks Ended September 28, 2013 Compared to the Thirty-nine Weeks Ended September 29, 2012

	Thirty-nine Weeks Ended				Change - Increase (Decrease)
	September 28, 2013		September 29, 2012		Amount	Percentage
Net sales by reporting segment
IT Distribution:
North America	$11,968,647	39%	$11,416,399	43%	$552,248	5%
Europe	7,527,658	25%	7,527,622	29%	36	—
Asia-Pacific	6,475,403	21%	6,162,273	23%	313,130	5%
Latin America	1,370,427	4%	1,341,123	5%	29,304	2%
BrightPoint	3,378,939	11%	—	—	3,378,939	—
Total	$30,721,074	100%	$26,447,417	100%	$4,273,657	16%

	Thirty-nine Weeks Ended				Increase (Decrease)
	September 28, 2013		September 29, 2012		Amount
Operating income and operating margin by reporting segment
IT Distribution:
North America	$219,200	1.83%	$205,313	1.80%	$13,887
Europe	31,533	0.42%	51,412	0.68%	(19,879)
Asia-Pacific	55,310	0.85%	38,447	0.62%	16,863
Latin America	24,712	1.80%	21,128	1.58%	3,584
BrightPoint	33,177	0.98%	—	—	33,177
Stock-based compensation expense	(21,649)	—	(21,815)	—	166
Total	$342,283	1.11%	$294,485	1.11%	$47,798

	Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012
Net sales	100.00%	100.00%
Cost of sales	94.21	94.80
Gross profit	5.79	5.20
Operating expenses:
Selling, general and administrative	4.50	4.03
Amortization of intangible assets	0.12	0.03
Reorganization costs	0.07	0.03
Income from operations	1.11	1.11
Other expense, net	0.19	0.18
Income before income taxes	0.92	0.93
Provision for income taxes	0.28	0.16
Net income	0.65%	0.77%
The increase in our consolidated net sales for the thirty-nine weeks ended September 28, 2013, or first nine months of 2013, compared to the thirty-nine weeks ended September 29, 2012, or first nine months of 2012, largely reflects our acquisitions of

Management's Discussion and Analysis Continued

BrightPoint, Aptec and Promark which contributed approximately 14 percentage points of our growth in consolidated revenue, as well as modest growth in our other operating regions except Europe, which is essentially flat year-over-year. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The increase in our North American net sales reflects solid growth in advanced solutions, strength in our key small and medium-sized business, or SMB, market in the U.S. and growth in consumer electronics.
Our European net sales were flat in dollars, which largely reflects the favorable translation impact of stronger local currencies which contributed approximately two percentage points of increase, principally offset by the impact of continued challenging macro-economic conditions in several markets in the region as discussed in the results for the third quarter.
The increase in our Asia-Pacific net sales reflects the acquisition of Aptec, which contributed approximately four percentage points to the region's overall growth, partially offset by the translation impact of weaker local currencies, which contributed approximately two percentage points of decline, plus a mix of growth and declines in other markets in the region, particularly Australia, India and China, which largely reflect the same factors discussed in our results for the third quarter.
The increase in Latin American net sales reflects continued improvement in Brazil, partially offset by declines in Mexico and Miami export. In Mexico, our sales have been impacted by delays in government spending and a slowdown in consumer spending in the first half of the year, while Miami has seen a slowdown in certain consumer-related products which benefited from new product launches in the prior year. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
Gross margin increased 59 basis points in the first nine months of 2013 compared to the first nine months of 2012 and benefited by 61 basis points from the addition of BrightPoint's higher gross margin revenue, driven by its mobility services business. This benefit helped offset the dilutive impact of a more competitive selling environment, both in North America and Europe, as well as the loss of favorable hard disc drive pricing realized in the prior year first quarter.
Total SG&A expenses increased $317,306, or 29.8%, in the first nine months of 2013 compared to the first nine months of 2012, and increased 47 basis points as a percentage of consolidated net sales. These increases are partially offset by the net benefit of approximately $24,500, or eight basis points of net sales, recorded in the current year period related to the LCD class action settlement and the charge for indirect tax declarations in Europe as discussed in the results for the third quarter. The increase in SG&A costs largely reflects our acquisition of BrightPoint, which added approximately $294,000 of cost and increased our consolidated expense ratio by 52 basis points due to the higher labor content required by the high-touch nature of its value-added services, as well as integration costs associated with this acquisition. The increase also reflects investments in key strategic areas across all regions to further diversify our revenues.
Amortization of intangible assets increased $27,223 in the first nine months of 2013 compared to the first nine months of 2012 due to our acquisitions of BrightPoint, Aptec and Promark.
During the first nine months of 2013, we incurred net reorganization costs of $20,050 relating to a number of key initiatives, including: (a) the integration of certain BrightPoint operations into Ingram Micro, resulting in headcount reductions and the closure of certain BrightPoint facilities, and the exit of a portion of one our Australian offices in Asia-Pacific; (b) an announced plan to reduce headcount in Germany to respond to the current market environment; and (c) the transition of certain transaction-oriented service and support functions to shared services centers. During the first nine months of 2012, we incurred reorganization costs of $6,664 primarily related to workforce reductions associated with the transition of some functions to shared services centers.

Management's Discussion and Analysis Continued

Operating margin in the first nine months of 2013 was relatively flat compared to the first nine months of 2012, primarily reflecting the net benefit of the LCD class action settlement and the indirect tax declaration expense discussed above, partially offset by higher costs for amortization of intangible assets, reorganization and integration costs, and investments in strategic growth areas in the current year as well as the loss of favorable hard disc drive pricing realized in the prior year first quarter.
The increase in our North American operating margin in the first nine months of 2013 compared to the first nine months of 2012 primarily reflects the benefit of the LCD class action settlement, partially offset by our loss of favorable hard disc drive pricing realized in the prior year first quarter and our continued strategic investments.
The decrease in our European operating margin in the first nine months of 2013 compared to the first nine months of 2012 primarily related to the impact of continued challenging macro-economic conditions throughout the region, a continued competitive environment, the impact of the charge of $5,000, or seven basis points of European net sales, related to the indirect tax declarations noted above and reorganization costs in Germany as it is adjusting its cost structure in line with the current market conditions.
The increase in our Asia-Pacific operating margin in the first nine months of 2013 compared to the first nine months of 2012 primarily related to an improvement in Australia, continued growth in India, and cost control measures in the region, partially offset by the negative impacts of the volume decline in China.
The increase in our Latin American operating margin in the first nine months of 2013 compared to the first nine months of 2012 primarily related to improvements in Brazil, a seven basis point benefit on the sale of land and a building in Argentina and the seven basis point benefit from the LCD class action settlement, partially offset by declines in higher margin revenues in Mexico and our Miami export business. In the prior year period, operating margin was negatively impacted by 17 basis points of costs associated with the closure of our Argentina in-country operations.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $59,102 in the first nine months of 2013 compared to $47,411 in the first nine months of 2012. The year-over-year increase is primarily attributable to higher interest expense due to an increase in average debt outstanding resulting from our acquisition of BrightPoint as well as higher net foreign currency exchange losses.
We recorded an income tax provision of $84,798, or an effective tax rate of 29.9%, in the first nine months of 2013 compared to $42,516, or an effective tax rate of 17.2%, in the first nine months of 2012. The first nine months of 2013 included net discrete tax benefits totaling approximately $11,521, or 4.1 percentage points of the effective tax rate, recognized primarily as a result of a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes and due to the reduction of the reserve on the deferred tax assets of one of our foreign subsidiaries as discussed in the results for the third quarter. The first nine months of 2012 included net discrete tax benefits of approximately $28,532, or 11.5 percentage points of the effective tax rate, which was primarily a result of the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies, which was realized in the first quarter of 2012, and the $4,378 or 1.8 percentage points of discrete benefits recognized in the second quarter of 2012. The remaining year-over-year change in the effective tax rate is driven by the change in mix of profit and losses among different tax jurisdictions.

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

Management's Discussion and Analysis Continued

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first nine months of 2013 and 2012.
Operating activities provided net cash of $113,401 in the first nine months of 2013 compared to net cash used of $34,916 in the first nine months of 2012. The increase in our cash provided from operations from the first nine months of 2012 to the first nine months of 2013 reflects the increase in our net income before noncash charges in the current period and the impact of changes in working capital as compared to the prior year period which reflects variations in the seasonality of our business.
Investing activities used net cash of $79,120 in the first nine months of 2013 compared to $64,009 in the first nine months of 2012 primarily driven by capital expenditures in both periods as well as our acquisition of SoftCom in 2013.
Financing activities used net cash of $115,054 in the first nine months of 2013 compared to net cash provided of $360,345 in the first nine months of 2012. The net cash used by financing activities in the first nine months of 2013 primarily reflects the net payment of $155,272 on our revolving credit facilities with funds generated from operating cash flows as well as the proceeds of $39,517 from exercise of stock options. The net cash provided by financing activities in the first nine months of 2012 primarily reflects $296,256 in net proceeds from the issuance of our senior unsecured notes due in 2022 and $79,561 in net proceeds from our revolving credit facilities and proceeds from exercises of stock options of $29,331; partially offset by our repurchase of $50,000 of Class A Common Stock.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,558,000, of which $890,564 was outstanding, at September 28, 2013. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $501,626 and $595,147 at September 28, 2013 and December 29, 2012, respectively, of which $397,559 and $533,585, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of September 28, 2013 and December 29, 2012, we had book overdrafts of $469,047 and $415,207, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At September 28, 2013 and December 29, 2012, our senior unsecured notes due 2022 had a carrying value of $298,410 and $298,275, respectively, net of

Management's Discussion and Analysis Continued

unamortized discount of $1,590 and $1,725, respectively. At September 28, 2013 and December 29, 2012, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $214,993 and $345,000 at September 28, 2013 and December 29, 2012, respectively, under this North American financing program.
We have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

a)
a program which provides for a borrowing capacity of up to €105,000, or approximately $142,000 at September 28, 2013 exchange rates. In June 2013, we entered into an agreement to increase the borrowing capacity of this program to €105,000 from the previous amount of €100,000 and to extend its maturity to January 2017.

b)
A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $61,000 at September 28, 2013 exchange rates. In May 2013, this program was extended and in June 2013, we entered into an agreement to reduce the borrowing capacity of this program to €45,000 from the previous amount of €90,000 and to extend its maturity to May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $149,000 at September 28, 2013 exchange rates, maturing in May 2014.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at September 28, 2013 or December 29, 2012 under any of these three financing program.
Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At September 28, 2013, our actual aggregate capacity under these programs was approximately $996,000 based on eligible trade accounts receivable available, of which $214,993 of such capacity used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At September 28, 2013, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,390,000.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks. In August 2013, we entered into an amendment of this facility to extend its maturity to September 2018. In addition, the amendment provides an option to increase the total commitment by $310,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at September 28, 2013 or December 29, 2012 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At September 28, 2013 and December 29, 2012, letters of credit of $14,608 and $4,491, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $992,000 at September 28, 2013. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At September 28, 2013 and December 29, 2012, respectively, we had $77,161 and $111,268 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.5% and 7.9% per annum at September 28, 2013 and December 29, 2012, respectively. At September 28, 2013 and December 29, 2012, letters of

Management's Discussion and Analysis Continued

credit totaling $34,349 and $30,829, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 other than those noted in this “Capital Resources” section.
Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At September 28, 2013, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
We have three uncommitted factoring programs, one in North America and two in Europe, under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 28, 2013 and December 29, 2012, we had a total of $329,865 and $242,626, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the first nine months of 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 29, 2012.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary has received a number of tax assessments including: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,633 at September 28, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao

Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($12,898 at September 28, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,507 at September 28, 2013 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,044 at September 28, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011. After working with our advisors, we believe the matters raised in the various assessments, other than the three assessments noted above, represent a remote risk of loss.
In addition to the amounts assessed, it is possible that we could also be assessed up to Brazilian Reais 40,193 ($17,807 at September 28, 2013 exchange rates) for penalties and interest on the 2005 assessment and up to Brazilian Reais 135,961 ($60,236 at September 28, 2013 exchange rates) for interest and inflationary adjustments on the 2007 assessment. After working with our advisors on these matters, we believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for amounts in the 2007 and the 2011 assessments or any other unassessed amounts noted above. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full amount assessed at September 28, 2013.
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
(b) Not applicable
(c) Not applicable

Item 6. Exhibits

No.	Description
10.1	Amendment No.1 to Credit Agreement dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on August 16, 2013)
10.2
Amendment and Restated Compensation Policy for Members of the Board of Directors, as amended September 17, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on September 19, 2013)

10.3	Offer Letter to Paul Read dated September 18, 2013
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
October 25, 2013

EXHIBIT INDEX

No.	Description
10.1	Amendment No.1 to Credit Agreement dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on August 16, 2013)
10.2
Amendment and Restated Compensation Policy for Members of the Board of Directors, as amended September 17, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on September 19, 2013)

10.3	Offer Letter to Paul Read dated September 18, 2013
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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