Form 10-K
period 2013-12-28
INGRAM MICRO INC
filed 2014-02-18
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
__________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
__________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at June 29, 2013, was $2,799,244,706 based on the closing sale price on such last business day of $18.99 per share.
The registrant had 154,558,016 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 25, 2014.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held June 4, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider those factors discussed under “Risk Factors.” We disclaim any duty to update any forward-looking statements. Unless otherwise stated, all currency amounts, other than per share information, contained in Parts I and II are stated in thousands.
Our Background
Ingram Micro Inc., a Fortune 100 company, is the largest wholesale technology distributor, by net sales, and a global leader in supply-chain management and mobile device lifecycle services. We distribute and market a large variety of technology and mobility products from leading companies, such as Acer, Apple, Cisco, Citrix, Hewlett-Packard (“HP”), IBM, Lenovo, Microsoft, Samsung, Symantec, VMware and many others. As a vital link in the technology value chain, we create sales and profitability opportunities for vendors, resellers and other customers through unique marketing programs; outsourced logistics and mobile device lifecycle solutions; technical support; financial services; product aggregation and distribution; solutions creation and cloud service models.
We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, we have expanded and strengthened our global footprint, product breadth and service capabilities. In recent years, our acquisitions have been primarily focused on global expansion of our higher-value product and service offerings. In 2012, we made major strides in expanding our presence in areas of strategic focus through the following acquisitions: Brightpoint, Inc. (“BrightPoint”), the global leader in mobile device lifecycle services; certain information technology ("IT") distribution businesses of Aptec Holdings Ltd. (“Aptec”), a Dubai-based value-added distributor in the Middle East and Africa ("MEA") region; and Promark Technology Inc. (“Promark”), a U.S.-based, value-added distributor focused on sales to government customers. During 2013, we completed acquisitions that strengthen our capabilities in supply-chain services and cloud-based solutions, including: Shipwire, Inc. (“Shipwire”), a leading provider of e-commerce fulfillment services for small-to-medium-sized businesses (“SMB”), CloudBlue Technologies, Inc. (“CloudBlue”), a global leader in enterprise information technology asset disposition (“ITAD”), onsite data destruction and e-waste recycling services and SoftCom, Inc. (“SoftCom”), a leading cloud marketplace and global service provider offering domain name management, web hosting and cloud infrastructure. Our focus is on profitably growing and optimizing our core IT distribution business, expanding the reach of our acquired operations, building upon our established services business and continuing to make strategic investments in higher-margin services and solutions.
Where We Are
We have operations in 39 countries, spanning all global regions: North America (United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (which includes MEA) (Australia, the People’s Republic of China (including Hong Kong), Egypt, India, Indonesia, Israel, Lebanon, Malaysia, New Zealand, Singapore, South Africa, Thailand, Turkey and United Arab Emirates) and Latin America (Brazil, Chile, Colombia, Mexico and Peru). We also operate support centers in Argentina, Bulgaria, Costa Rica, India, Philippines and Puerto Rico. Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous markets. We sell our products and services to a global customer base of more than 200,000 customers in more than 170 countries. Based on currently available data, we believe that we are the market share leader in technology distribution, by net sales, in North America and Latin America, and number two in Europe and Asia-Pacific.
Our Strengths
We believe that the current technology industry generally favors large, financially-sound distributors that have broad product portfolios, economies of scale, strong business partner relationships and wide geographic reach. Our conservative approach to working capital management, as well as our diversified portfolio of capital resources, serves us well in the current credit markets. Our financial strength enables us to provide valuable credit to our customers, while employing a disciplined approach to managing accounts and determining creditworthiness. Our financial position provides us with a competitive advantage as a reliable, long-term business partner for our suppliers, resellers and other customers. Our value is in enabling these partners to become more efficient, knowledgeable and profitable. We believe there is a growing demand for additional services and solutions from companies that already have an established global presence and existing infrastructure, which is why we are strategically focused on increasing our capabilities in these areas.
Our diversification strategy continues to provide us with new growth opportunities while reducing our dependence on our current set of partners and markets. We believe that we are the only global broad-based technology distributor with distribution operations in every region and offer the largest breadth of products in our industry. Our extensive global coverage, breadth of product and solution offerings and wide range of business partners reduce the risks from volatility and demand fluctuations in a single market, vendor or product segment.
What We Do
IT Distribution — We buy, hold title to, and sell technology products and services to resellers who, in turn, typically sell directly to end-users or other resellers. Resellers build efficiencies and reduce costs by relying on Ingram Micro for product availability, marketing, credit, training and enablement, technical support and inventory management. Our distribution services are tailored to meet the needs of resellers serving a wide range of end-users, including consumers, SMBs, public sector entities and large enterprises. We offer programs and services designed to support value-added resellers (“VARs”) that serve as technology sources for the SMB market. The SMB end-user segment is generally one of the largest segments of the IT market in terms of number of customers and total dollars spent annually, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate directly. We support Internet-based resellers through expanded line card offerings and customized, personalized delivery directly to their end-user customers. We are advancing our presence in the higher-value segment of the IT market and we have added products, services and capabilities, as well as associates with the requisite technical skills to broaden our portfolio of higher-value technology solutions. Our expanded capabilities and portfolio enable our resellers to capture opportunities in areas such as the data center market, enterprise computing, storage solutions, virtualization, enterprise software, unified communications, networking and security. By strengthening our position in higher-value product categories, our resellers are able to provide end-users with more complete solutions, augmenting IT products with other categories such as automatic identification and data capture (“AIDC”), point-of-sale (“POS”), physical security, consumer electronics (“CE”), professional audio visual, digital signage products and energy-saving technologies.
Mobility — Our end-to-end mobile device lifecycle capabilities utilize multi-disciplinary expertise to solve the challenges of many of the world’s leading mobile technology manufacturers, network operators, retailers and value-added resellers. Our position within the mobile ecosystem allows us to provide leading value-added distribution and customized supply chain solutions. We create value through distribution services focused on portfolio management, credit management, channel development and marketing with personalized attention to account management. The portfolio of products we offer includes smartphones, tablets, machine-to-machine, companion products and accessories. Supply-chain solutions offered include forward and reverse logistics, SIM kitting, customization services (device configuration, software/application loading, customized packaging and flashing), eBusiness (e-commerce platform, IT integration and hosted web stores on demand), airtime activation, managed financial services, advanced planning and trade-in programs. Our device lifecycle services are designed to create solutions that lower transportation costs, extend market reach, maximize value recovered from returned devices and provide complete visibility of products as they move through the supply chain. Customers include network operators, mobile virtual network operators ("MVNOs"), manufacturers, retailers, etailers, and value-added resellers.
Supply-Chain Services — Our expertise in logistics enables us to extend our business beyond traditional distribution and technology products. We offer fee-based supply-chain services, encompassing the end-to-end functions of the supply-chain to vendors choosing to sell direct. Likewise, we offer fee-based services to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics and other supply-chain services. Our supply-chain services are designed to enable our customers to better compete by reducing their costs, improving their asset efficiency and increasing the quality of service to their customers. During 2013, we complemented our supply-chain services with the acquisition of two logistics service providers. Shipwire, which provides a suite of e-commerce supply-chain services, offers SMB e-commerce customers fast and low-cost onboarding and access to top e-commerce logistics platforms. Shipwire’s platform capabilities will also be available to serve our medium- and large-brand customers by reducing onboarding time and complexity. CloudBlue expands our supply-chain solutions portfolio with a suite of services that are intended to reduce the risk, cost and complexity associated with securely managing IT assets and consumer electronics through their lifecycle in compliance with environmental and data security regulations. CloudBlue's offering also improves the reverse logistics supply chain of our customers.
Cloud — We have aggregated approximately 200 cloud solutions from more than 70 vendors on a global basis. These solutions span virtually every solution category. Our resellers in certain geographic markets can access our catalog of cloud solutions and tailor cloud offerings to fit the business needs of their end-user customers. New cloud solutions are assessed to ensure quality and reliability before becoming part of our cloud services portfolio. We provide tools and support to assist resellers in providing cloud services to their customers. The acquisition of SoftCom provides our resellers with a single portal to manage cloud solutions for their end customers. The acquisition also delivers domain name management, search optimization and Web design and hosting. Originally a North American initiative, we have launched cloud services to varying degrees in a number of geographies and are rolling out our program globally. We expect to broaden our cloud services portfolio in line with market demand. By leveraging our cloud services offerings, resellers avoid the investments necessary for independent service deployment while enjoying a recurring revenue stream.
Who Our Customers Are
We conduct business with most of the leading resellers of IT products and services around the world and with many of the world’s leading mobility companies. Our broad customer base is divided into categories which include VARs, corporate resellers, retailers, custom installers, systems integrators, mobile network operators, MVNOs, direct marketers, Internet-based resellers, independent dealers, product category specialists, reseller purchasing associations, managed service providers, cloud providers, PC assemblers, independent agents and dealers, IT and mobile device manufacturers and other distributors. Many of our customers are heavily dependent on partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. We try to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve.
In most cases we conduct business with our customers under our general terms and conditions, without minimum purchase requirements. We also have resale contracts with our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. We generally sell our products pursuant to customer purchase orders and subject to our terms and conditions. We generally ship products on the same day orders are accepted from the customer. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Backlog is generally not material to our business because orders are generally filled shortly after acceptance. We have specific agreements in place with certain manufacturers and resellers in which we provide supply-chain management services such as order management, technical support, call center services, logistics management, configuration management, and procurement management services. These agreements generally may be terminated by either party without cause following reasonable notice. The service offerings we provide to our customers are discussed further below under “What Services We Provide.” Our mobility supply-chain services are typically provided pursuant to agreements with terms between one and three years and generally may be terminated by either party subject to a short notice period.
Our business is not substantially dependent on any of these distribution or supply chain services contracts. No single customer accounted for more than 10% of our total revenue in fiscal 2013.
How We Sell and Market
We employ sales representatives and technical specialists worldwide, both in the field and on our campuses, who assist resellers with product specifications and solution design, system configuration, new product/service introductions, pricing, and availability. In addition, our sales representatives regularly introduce our reseller partners to new technologies and markets in order to assist them in expanding their business.
Our product management and marketing groups help create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. Our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organizations, including advertising, direct mail campaigns, market research, online marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events. We also provide marketing programs for specific industries and vertical markets, including healthcare and government. In addition, we also create and utilize specialized channel marketing communities to deliver focused resources and business building support to solution providers.
What Products We Distribute and Market
We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, mobility hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, AIDC/POS and physical security products. Based on publicly available information, we believe we offer the largest breadth of products in our industry. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. We are focused on building our presence in those product categories and solutions that will benefit from key growth trends, such as the continuing technology shift to mobile devices and the need for enterprise computing solutions to handle the growing data center market.

Over the past several years, our IT distribution product category revenues on a consolidated basis have generally been within the following ranges:

• IT Peripherals:	35-40%
• Systems:	30-35%
• Software:	12-17%
• Networking:	12-17%
The BrightPoint mobility business is reported separately and has been part of our company since fourth quarter of 2012. It represented 11% of our total net revenue in 2013.
IT Peripherals.    We offer a variety of products within the peripherals category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	digital signage products such as large format liquid-crystal and plasma displays, enclosures, mounts, media players, content software, content creation, content hosting, and installation services;

•	CE products such as digital cameras, digital video disc players, game consoles, televisions, audio, small appliances, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, and wireless infrastructure products;

•	physical security products such as Internet protocol video surveillance, security alarm systems, fire alarm systems, access control smart cards and printers;

•	services provided by third parties and resold by Ingram Micro such as engineering contract-labor services and extended coverage warranties;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.
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
Mobility. Our mobility category includes mobile handsets, tablets, navigation devices, aircards, SIM cards, flash memory, and other mobile companion products, including health and fitness bands, wearables and app-cessories that reside within our BrightPoint mobility business.
What Services We Provide
We offer a variety of services to our customers and suppliers, and, in some instances, to end-users on behalf of our customers. Our services may be purchased individually or in combination with other services, or they may be provided along with our product sales. Our services include:

•
supply-chain services    (product procurement, inventory management, order management and fulfillment, postponement, reverse logistics, transportation management, call center and customer care, credit and collection management services, enterprise IT asset disposition, data destruction and e-waste recycling services);

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

•
e-commerce services    (electronic data interchange- ( or EDI-), extensible markup language- (or XML-) and web-based electronic links to reseller customers to enable electronic transactions), e-commerce fulfillment services;

•
managed services through both in-house and third-party products (help desk services, remote infrastructure management, hosting services, security services, business continuity and domain name management);

•
cloud services through both in-house and third-party products  (communication and collaboration services, security services, infrastructure services, business applications and platform services, cloud management services);

•	managed print services (automatic supplies replenishment, remote printer maintenance monitoring, help desk, equipment lease options);

•	professional services (IT staffing solutions, warranty services, virtualization and wireless assessment, search engine optimization and web design); and

•
mobility logistics services    (procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management, sale of prepaid airtime).

Although services continue to represent one of the key components of our long-term strategy and can drive a disproportionate share of profits related to revenue contribution, they represented less than 10% of our annual revenues in 2013.
Who Our Suppliers Are
We sell the products of approximately 1,400 suppliers, which represent most of the world’s leading computer hardware, networking equipment, mobility, AIDC/POS, and CE manufacturers and software publishers. Products purchased from HP generated approximately 15%, 18%, and 21% of our consolidated net sales in fiscal years 2013, 2012 and 2011, respectively and products purchased from Apple Inc. generated approximately 10% of our consolidated net sales in 2012. There were no other vendors that represented 10% or more of our net sales in any of the last three years. The year-over-year decreases in products purchased from these vendors, as a percentage of net sales, for the periods discussed above reflects the higher mix of products purchased from other vendors as a result of changes in the market in general and our acquisition of BrightPoint which does not have significant products purchased from these vendors.
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
Who Our Competitors Are
Each geographic region in which we operate (North America, Europe, Asia-Pacific and Latin America) is highly competitive. Competitive factors vary in importance with the type of product, service or solution offered. In addition to pricing, other competitive factors include:

•	ability to tailor specific solutions to customer needs;

•	availability of technical and product information;

•	effectiveness of information systems;

•	credit terms and availability;

•	effectiveness of sales and marketing programs;

•	products and services availability;

•	quality and breadth of product lines and services;

•	speed and accuracy of delivery;

•	availability of web- or call center-based sales;

•	e-commerce capabilities;

•	partner connectivity support; and

•	web-integrated configuration, renewal and bidding tools.
We compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors that focus on one market or product or a particular sector with which we compete. Examples include Avnet and Arrow in components and enterprise products; Westcon in networking and security; D&H Distributing, ADI, and Petra in consumer electronics; and ScanSource, BlueStar and Jaritech (Europe) in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Synnex Technology International (Asia-Pacific), Digital China (China), Redington (India, MEA), Express Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), ALSO-Actebis Holding AG (Europe) and Metra Group (MEA). Our mobile device distribution competitors include Brightstar (all regions), Aerovoice (North America), Cellnet Group Ltd. (Asia-Pacific), Tech Data Mobile (Europe) and Celistics (Latin America). Examples of competitors in specific mobility service areas include Foxconn (North America and Latin America) in repair, refurbish and recycle services; Avenir S.A. (Europe) in activation services and Incomm (North America and Latin America) in prepaid airtime. We believe that suppliers, resellers and other customers pursuing global strategies continue to seek distributors with global sales and support capabilities.
The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner with these companies by providing supply-chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, may become our competitors. As some manufacturer and reseller customers move their back-room operations to distribution partners, such outsourcing and value-added services may become areas of opportunity. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply-chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo Worldwide Logistics and UPS Supply Chain Solutions. Our competitors in mobile logistics services include Brightstar (all regions), GENCO-ATC (North America and Latin America) and Arvato Logistics Services (Europe). The expansion of our supply-chain services generates new sources of competition. For example, in the ITAD services segment that we entered through our acquisition of CloudBlue, we face competitors ranging from global companies, such as Sims Recycling Solutions, to regional service providers (e.g., GEEP) and those with niche specialties (e.g., ITRenew). With our acquisition of Shipwire, we face competitors such as Fulfillment by Amazon and Webgistix (acquired by Rakuten).
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
We are constantly seeking to expand our business into areas closely related to our IT product distribution, mobile device lifecycle services, supply-chain services and cloud businesses. As we enter new business areas, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers and/or suppliers.
Our Business is Affected by Seasonality
We experience some seasonal fluctuation in demand in our business. For instance, we typically see lower demand, particularly in Europe, in the summer months. We also normally see an increase in demand in the September-to-December period, driven primarily by pre-holiday impacts on stocking levels in the retail channel and on volume of business for our North American fee-based logistics services.
How We Manage Our Inventory
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
Inventory levels may vary from period to period, due, in part, to differences in actual demand from that forecasted when placing orders, the addition of new suppliers or new lines with current suppliers, expansion into new product areas and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our capital. Our payment patterns can be influenced by incentives, such as early pay discounts offered by suppliers.
Our Trademarks and Service Marks
We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “VentureTech Network,” “AVAD,” “Vantex,” “BrightPoint” and “Aptec.” Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.
Our Employees
As of December 28, 2013, we employed approximately21,800 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in Europe, Asia-Pacific and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries.
Our Corporate Social Responsibility
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

Regulatory Matters
The following disclosure is being made in accordance with Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012:
During the quarter ended March 29, 2014, we learned that Aptec, our wholly-owned non-U.S. subsidiary, made two sales during the quarter ended March 30, 2013, to a reseller which identified its intended customer as Iranian Hospital, which is located in Dubai, United Arab Emirates. These sales by our subsidiary to the reseller consisted of technology products resulting in revenue to us of approximately $15, with net profits of substantially less than that.
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

As of the date of this report, we are not aware of any other activity, transaction or dealing by us or any of our affiliates during the fiscal year ended December 28, 2013 that requires disclosure in this report under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.
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
EXECUTIVE OFFICERS OF THE COMPANY
The following list of executive officers of Ingram Micro is as of February 14, 2014.

Alain Monié. Mr. Monié, age 63, has been our chief executive officer since January 20, 2012. He rejoined the company as our president and chief operating officer on November 1, 2011, after a year as chief executive officer of APRIL Management Pte., a multinational industrial company based in Singapore. Prior to his role at APRIL Management Pte., Mr. Monié served as president and chief operating officer of Ingram Micro from 2007 to 2010. He joined Ingram Micro in February 2003 as executive vice president, and served in that role and as president of Ingram Micro Asia-Pacific from January 2004 to August 2007. He spent more than two years as president of the Latin American Division of Honeywell International. He joined Honeywell through the corporation’s merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié has been a member of the Board of Directors of Amazon.com, Inc. since November 2008, and was elected to the Board of Ingram Micro in November 2011. Mr. Monié was a member of the Board of Directors of Jones Lang LaSalle from October 2005 to May 2009.

Paul Read. Mr. Read, age 47, has been our president and chief operating officer of Ingram Micro Inc. since September 2013. Mr. Read also served as a Board member on the Ingram Micro Board of Directors from September 2012 to September 2013. Mr. Read was with Flextronics Inc. from June 1995 to June 2013 and served as chief financial officer and executive vice president of Flextronics from June 2008 to May 2013. Prior to that he held various finance executive roles including executive vice president of finance for Flextronics’ worldwide operations. Prior to joining Flextronics in 1995, Mr. Read held various senior financial positions in the United Kingdom with Allied Steel and Wire, STI Telecommunications and Associated British Foods.

Bill Humes.  Mr. Humes, age 49, is our chief financial officer and has served in this role since April 2005. Mr. Humes also served as chief operating officer from April 2012 to September 2013. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Larry Boyd.  Mr. Boyd, age 61, is our executive vice president, secretary and general counsel and has served in this role since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to February 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Shailendra Gupta.  Mr. Gupta, age 51, is our senior executive vice president and president of mobility, and has served in this role since August 2013. Mr. Gupta previously served as senior executive vice president and president of Ingram Micro Asia-Pacific from January 2008 to July 2013. Mr. Gupta served as our senior vice president, Ingram Micro Asia-Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia-Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

Lynn Jolliffe.  Ms. Jolliffe, age 61, is our executive vice president, human resources and has served in this role since July 2007. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. She previously served as the vice president of human resources for the European region from March 1999 to May 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

Ernie Park. Mr. Park, age 61, has been our senior executive vice president and chief information officer since December 2013. Mr. Park previously served as vice president and chief information officer at 3M Corporation from 2008 to 2013, senior vice president and chief information officer at Select Comfort Corporation from 2006 to 2008, vice president and chief information officer for Maytag Corporation from 2000 to 2006, vice president and chief information officer of global business services at AlliedSignal, and later with Honeywell International, following AlliedSignal’s acquisition of Honeywell from 1996 to 2000.

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
Our periodic and current reports filed with the Securities and Exchange Commission, periodic press releases, and other public documents and statements, may contain forward-looking statements. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. Forward-looking statements in this Annual Report on Form 10-K may include, for example, management’s expectations of competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; process and efficiency enhancements; cost-savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return, as well as other statements regarding our future operations, financial condition and prospects, and business strategy. In addition, our representatives may participate in speeches and calls with market analysts; conferences, meetings and calls with investors and potential investors in our securities; and other meetings and conferences. Some of the information presented in these calls, meetings and conferences may also be forward-looking. We disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
RISK FACTORS
Our acquisition and investment strategies may not produce the expected benefits, which may adversely affect our results of operations. We have made, and may continue to make, acquisitions or investments in companies around the world to further our strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with our historical operations. For example, in 2012 and 2013 we acquired BrightPoint, a global leader in mobile device lifecycle services; Aptec, a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, including technical services; Promark, a value-added distributor in the U.S. with a core technology focus on data storage, data management and electronic document imaging products and services; Shipwire, a leading provider of e-commerce fulfillment services for SMBs, CloudBlue, a global leader in enterprise ITAD, onsite data destruction and e-waste recycling services and SoftCom, a leading cloud marketplace and global service provider offering domain name management, web hosting and cloud infrastructure.
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
We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach. We have deployed SAP in several operations globally beginning in 2009, with our most recent deployment in early 2013 in Colombia. Due to challenges in our earlier round of implementations, additional deployments have been on hold as we continue to address certain improvements within the system to better address our internal and customer needs. We are continuing to evaluate our schedule for deploying the enterprise system in additional locations. While we will adjust the deployment schedule as required to best serve our customers, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.
Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems could adversely affect our ability to effectively run and manage our business and potentially our customers’ ability to access our price and product availability information or place orders. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. We may also be limited in our ability to integrate any new business that we may acquire. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and our financial condition could be adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.
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
Our European distribution operations contributed 25% to our net revenue in 2013. The European Union is currently in a prolonged period of economic uncertainty. Policy disagreement between countries regarding challenges such as fiscal and financial risk sharing have become more pronounced. If a member nation of the European Union were to default on its national debt, the resulting financial turmoil could disrupt liquidity markets and materially hamper our or our business partners’ ability to access capital and materially adversely affect our business and financial results. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments.
Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes a high volume of transactions, business complexity, wide geographical coverage, and a broad scope of products, suppliers, and customers, we are highly dependent on our ability to retain the services of our key management, sales, IT, operational, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel, to meet our needs. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, we have, from time to time, reduced our personnel levels in various geographies and functions, in response to economic, business and other factors, through our restructuring and outsourcing activities. These reductions could negatively impact our relationships with our workforce, or make hiring other employees more difficult. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which may affect our ability to retain key personnel. Additionally, changes in our workforce, including those resulting from government regulations, collective bargaining agreements or the availability of qualified personnel, could disrupt operations or increase our operating cost structure.
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
We have operations in 39 countries, spanning all global regions and sell our products and services to a global customer base of more than 200,000 customers in more than 170 countries. Based on currently available data, we believe that we are the market share leader in technology distribution, by net sales, in North America and Latin America, and number two in Europe and Asia-Pacific. We are subject to competition law regulations in the markets which we serve. Our market share may further adversely impact our ability to expand our business, as well as increase compliance requirements and costs associated with such compliance.

We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions. Sales outside the United States, made up approximately 63% of our net revenue in 2013. In addition, an increasing portion of our business activity is being conducted in emerging markets, including China and India. As a result, our future operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including, but not limited to, the following:

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

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption and payments;

•	managing compliance with legal and regulatory requirements and prohibitions, including compliance with local laws and regulations that differ or are conflicting among jurisdictions;

•	environmental laws and regulations, such as those relating to product disposal;

•	differing employment practices and labor issues;

•	political instability, terrorism and potential military conflicts or civilian unrest; economic instability in a specific country or region;

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
The potential criminal penalties for violations of import/export regulation, data privacy, anti-corruption and competition laws, particularly the U.S. Foreign Corrupt Practices Act, and data privacy laws and environmental laws and regulations in many non-U.S. jurisdictions, create heightened risks for our international operations. In the event that a governing regulatory body determined that we have violated any of these laws, including applicable import/export regulations or anti-corruption laws, we could be fined significant sums, incur sizable legal defense costs and/or our import/export capabilities could be restricted, which could have a material and adverse effect on our business and reputation.
Additionally, we have been and expect to continue to be subject to new and increasingly complex U.S. and non-U.S. government regulations that affect our operations in the U.S. and globally. These regulations could result in increased costs to implement processes necessary to comply or such compliance could result in the reduction of the level of business we can effectively process.
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
In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro and other European currencies to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, Ingram Micro’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the U.S. dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States.
We have managed our exposure to fluctuations in the value of currencies and interest rates using a variety of financial instruments entered into with financial institutions. Although we believe that our exposures are appropriately diversified across counterparties and that, through our ongoing monitoring procedures, these counterparties are creditworthy financial institutions, we are exposed to credit loss in the event of nonperformance by these counterparties. In addition, our hedging activities may not fully offset any adverse financial impact resulting from currency variations, which could affect our financial results.
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
We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combinations, and to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction become impaired, we may be required to incur material charges relating to the impairment of those assets. For example, we had $527,526 of goodwill and $375,423 of identifiable net intangible assets recorded in connection with various acquisitions as of December 28, 2013. If our future results of operations for these acquired businesses do not perform as expected or are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize impairment charges which would adversely affect our results of operations.
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
Our failure to comply with the requirements of environmental regulations could adversely affect our business. We are subject to various federal, state, local and foreign laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, recycling of products at the end of their useful life and other related matters. Compliance with these environmental laws may have a material adverse effect on our business. These laws include the European Union Waste Electrical and Electronic Equipment Directive as enacted by individual European Union countries and other similar legislation adopted in North America, which make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. While we strive to ensure we are in compliance with all applicable regulations, certain of these regulations impose strict liability. Additionally, we may be held responsible for the prior activities of entities that we have acquired. Failure to comply or allegations of non-compliance with these regulations could result in substantial costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation.
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
Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, Europe, Asia-Pacific (including MEA), and Latin America. We operate 132 distribution centers worldwide (greater than 5,000 square feet in size).
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
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,401 at December 28, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($12,368 at December 28, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,034 at

December 28, 2013 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($6,755 at December 28, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,272 at December 28, 2013 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($636 at December 28, 2013 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,556 at December 28, 2013 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,278 at December 28, 2013 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at December 28, 2013 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 206,701 ($87,815 at December 28, 2013 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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

		HIGH	LOW
Fiscal Year 2013	First Quarter	$20.14	$16.92
	Second Quarter	19.61	17.23
	Third Quarter	23.46	19.21
	Fourth Quarter	24.21	22.90
Fiscal Year 2012	First Quarter	$19.72	$18.09
	Second Quarter	19.53	16.86
	Third Quarter	17.55	14.46
	Fourth Quarter	17.37	14.83
As of December 28, 2013 there were 459 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.
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
Equity Compensation Plan Information.    The following table provides information, as of December 28, 2013, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders.

Plan Category	(a) Number of securities (in thousands) to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities (in thousands) remaining available for equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by shareholders	4,187	$20.56	13,805
Equity compensation plans not approved by shareholders	None	None	None
TOTAL	4,187	$20.56	13,805

(1)	Does not reflect unvested awards of time and performance restricted stock units/award of 6,854 at 100% target and an additional 818 shares at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

Share Repurchase Program.    In October 2010, our Board of Directors authorized a $400,000 share repurchase program that has since been extended to October 27, 2015, of which $124,095 was remaining for repurchase at December 28, 2013. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. There was no share repurchase activity during the fourth quarter of 2013.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents our selected consolidated financial data. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K. Over the last five years, we have made a number of acquisitions, including BrightPoint in October 2012. The results of the acquired entities have been included in our consolidated financial statements since their respective dates of acquisition.
Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to "2013," “2012,” “2011,” “2010,” and “2009” represent the fiscal years ended December 28, 2013 (52-weeks), December 29, 2012 (52-weeks), December 31, 2011 (52-weeks), January 1, 2011 (52-weeks) and January 2, 2010 (52-weeks), respectively.

	2013	2012	2011	2010	2009
	($ in 000s, except per share data)
Selected Operating Information
Net sales	$42,553,918	$37,827,299	$36,328,701	$34,588,984	$29,515,446
Gross profit	2,489,557	2,035,389	1,908,282	1,892,291	1,670,209
Income from operations (1)	514,875	462,352	458,646	484,433	295,940
Income before income taxes	436,099	396,184	387,871	438,061	269,248
Net income (2)	310,583	305,909	244,240	318,060	202,138
Basic earnings per share	2.03	2.03	1.57	1.98	1.24
Diluted earnings per share	1.99	1.99	1.53	1.94	1.22
Selected Balance Sheet Information
Cash and cash equivalents	$674,390	$595,147	$891,403	$1,155,551	$910,936
Total assets	11,791,195	11,480,448	9,146,516	9,084,032	8,179,350
Total debt	846,226	1,054,543	392,428	636,401	379,495
Stockholders’ equity	3,949,625	3,611,253	3,272,777	3,241,182	3,011,813

(1)
Includes (i) net reorganization costs of $34,629, $9,676, $5,131, $1,137 and $34,083 in 2013, 2012, 2011, 2010 and 2009, respectively; (ii) acquisition, integration and other transition costs of $29,933 and $16,365 in 2013 and 2012, respectively, primarily related to professional, consulting and integration costs associated with our acquisition of BrightPoint and asset impairments associated with the closure of our in-country Argentina operations, charged to selling, general and administrative, or SG&A, expenses; and (iii) a recovery of $29,494 from the settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in 2013.

(2)
Includes the after-tax impact of items noted in footnote (1) above. Includes a net discrete tax benefit of $18,854 in 2013 primarily related to the release of valuation allowance on deferred tax assets and the release of uncertain tax position liabilities. Includes net discrete tax benefits of $34,890 in 2012, primarily related to the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies and a tax benefit related to the partial release of a valuation allowance that had previously been recorded against foreign tax credit carryforwards maintained in the U.S., partially offset by a tax charge for a valuation allowance recorded against our deferred tax assets in Australia. Also includes a non-cash income tax charge of $24,810 in 2011 for a valuation allowance recorded against our deferred tax assets in Brazil.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
Overview of Our Business
Sales
We are the largest wholesale technology distributor and a global leader in IT supply-chain, mobile device lifecycle services and logistics solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and are expected to continue to be, directly affected by the conditions in the economy in general. Our sales and results of operations have also been impacted by our acquisitions of BrightPoint, in October 2012, which expanded our product and service offerings to mobile device lifecycle services and logistics solutions worldwide, and to a lesser extent by the smaller acquisitions of Aptec, in October 2012 and Promark in November 2012. We also completed the strategic acquisitions of SoftCom, CloudBlue and Shipwire in the fourth quarter of 2013, which also enhanced our existing portfolio of products and services. The effects of the acquisitions during 2013 described above individually, and in aggregate, were not material to our consolidated results of operations.
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
Selling, General and Administrative Expenses or SG&A Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. We have instituted a number of cost reduction and profit enhancement programs and as well as other reorganization actions across each of our segments to respond to changes in the economy and to further enhance productivity and profitability.These actions have included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities. Our acquisition of BrightPoint, as well as our smaller strategic acquisitions of SoftCom, CloudBlue and Shipwire increased our presence in fee-for-service mobility device lifecycle solutions, and traditional logistics offerings and cloud solutions, which have higher margins but also higher service costs. As such, we expect our SG&A expenses will increase as a percent of consolidated net sales with the increase in this mix of business.

Amortization of Intangible Assets
Our overall profitability is also impacted by amortization of our intangible assets primarily due to our recent acquisitions.
Working Capital and Debt
The IT products and services distribution business is working capital intensive. Our business requires significant levels of working capital, primarily trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, our net investment in working capital increases when sales volumes increase. Conversely, this level of investment tends to decline in times of declining sales. For our working capital needs, we rely heavily on trade credit from vendors, and also on trade accounts receivable financing programs and proceeds from our senior unsecured notes and debt facilities. Due to our narrow operating margins, we maintain a strong focus on management of working capital and cash provided by operations, as well as our debt and cash levels. However, our debt and/or cash levels may fluctuate significantly on a day-to-day basis due to the timing of customer receipts and periodic payments to vendors. A higher concentration of payments received from customers toward the end of each month, combined with the timing of payments we make to our vendors, typically yields lower debt balances and higher cash balances at our period-ends than is the case throughout the quarter or year. Our future debt requirements may increase and/or our cash levels may decrease to support growth in our overall level of business, changes in our required working capital profile, or to fund acquisitions, share repurchases or other investments in the business.
Information Technology Systems
We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach. We have deployed SAP in several operations globally beginning in 2009 with our last deployment in early 2013 in Colombia. Due to challenges in our earlier round of implementations, additional deployments have been on hold as we continue to address certain improvements within the system to better address our internal and customer needs. We are continuing to evaluate our schedule for deploying the enterprise system in additional locations. While we will adjust the deployment schedule as required to best serve our customers, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.
Organizational Effectiveness Program
In order to further enhance our ability to innovate and respond to market needs with greater speed and efficiency, on February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involves three critical aspects:
1.Aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources;
2.De-layering and simplifying the organization to enable us to be more nimble, responsive and collaborative; and
3.Maintaining investments in expertise and capabilities to continue to transform our business mix in faster growing, higher margin businesses.
As a result of the alignment and de-layering programs, we expect annual savings between $80,000 and $100,000. Restructuring, integration and other reorganization costs associated with these programs are expected to be between $80,000 and $100,000, which includes $8,000 in costs associated with implementation of initiatives that occurred in the fourth quarter of 2013. The majority of the costs are expected to be incurred in the first half of 2014. We anticipate the majority of the cost savings beginning to occur in the second half of 2014 and the full run rate of savings to be realized in 2015.
Our Critical Accounting Policies and Estimates
The discussions and analyses of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to trade accounts receivable; vendor programs; inventory; goodwill, intangible assets and other long-lived assets; income taxes; and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgments about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of sensitivities. Therefore, actual results could differ from these estimates.
We believe that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

•
Trade Accounts Receivable — Our trade accounts receivable reflect a large number of customers dispersed across wide geographic areas, none of which accounted for 10% or more of our consolidated net sales during the three years ended December 28, 2013. We provide allowances for doubtful accounts on our trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; aging of trade accounts receivable, individually and in the aggregate; the extent of credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; our historical loss experience; and changes in credit risk and capital availability of our customers resulting from economic conditions.

•
Vendor Programs — We receive funds from vendors for price protection, product return privileges, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs, which are recorded as adjustments to product costs, revenue, or SG&A expenses according to the nature of the program. Some of these programs may extend over more than one quarterly reporting period. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program. Actual rebates may vary based on actual volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.

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

•
Goodwill, Intangible Assets and Other Long-Lived Assets — The cost of an acquired company is assigned to the tangible and intangible assets purchased and liabilities assumed on the basis of fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings.

Identifiable amortizable intangible assets include customer relationships, trade names, technology and other assets. The costs of these intangible assets are amortized over their estimated economic lives, which range from three to twenty years. We assess the recoverability of the unamortized balance of our intangible assets, indefinite-lived intangible assets and other long-lived assets when indicators of impairment are present based on expected future profitability, undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
We perform our annual goodwill impairment review during our fiscal fourth quarter, using a combination of the income and market approach. Our annual review indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy, vendors, or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

•
Income Taxes — As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely, we provide a valuation allowance on amounts not likely to be realized.

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

Results of Operations
We do not allocate stock-based compensation expense (see Note 12 to our consolidated financial statements) to our operating segments; therefore, we are reporting this as a separate amount. The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as operating income and operating margin by reportable segment for each of the fiscal years indicated. Beginning in 2012, we added a reportable segment for mobility which reflects our acquisition of BrightPoint.

Results of Operations for the Year Ended December 28, 2013 and December 29, 2012:

	2013		2012		Change - Increase (Decrease)
Net sales by reporting segment:
North America	$16,433,994	39%	$15,880,103	42%	$553,891	3.5%
Europe	10,843,514	25	10,614,811	28	228,703	2.2
Asia-Pacific	8,698,116	20	8,347,170	22	350,946	4.2
Latin America	2,051,899	5	1,943,841	5	108,058	5.6
BrightPoint	4,526,395	11	1,041,374	3	3,485,021	334.7
Total	$42,553,918	100%	$37,827,299	100%	$4,726,619	12.5%

	2013		2012		Change - Increase (Decrease)
Operating income and operating margin by reporting segment:
North America	$296,263	1.80%	$283,689	1.79%	$12,574	0.01%
Europe	84,966	0.78	103,278	0.97	(18,312)	(0.19)
Asia-Pacific	74,394	0.86	53,613	0.64	20,781	0.22
Latin America	43,080	2.10	37,700	1.94	5,380	0.16
BrightPoint	46,512	1.03	11,290	1.08	35,222	(0.05)
Stock-based compensation	(30,340)	—	(27,218)	—	(3,122)	—
Total	$514,875	1.21%	$462,352	1.22%	$52,523	(0.01)%

	2013	2012
Net sales	100.00%	100.00%
Cost of sales	94.15	94.62
Gross profit	5.85	5.38
Operating expenses:
Selling, general and administrative	4.45	4.08
Amortization of intangible assets	0.11	0.05
Reorganization costs	0.08	0.03
Income from operations	1.21	1.22
Other expense, net	0.19	0.17
Income before income taxes	1.02	1.05
Provision for income taxes	0.29	0.24
Net income	0.73%	0.81%

The 12.5 percent increase in our consolidated net sales for the year ended December 28, 2013 compared to the year ended December 29, 2012, largely reflects our acquisitions which contributed approximately ten percentage points of our growth in consolidated revenue. In addition, net sales in 2013 reflected solid growth in Latin America, North America, and parts of Asia-Pacific, particularly in India and Australia, while demand was relatively soft in much of Europe and China. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The 3.5 percent increase in our North American net sales reflects strategic management of growth and pricing in various segments as the region continues to face competitive pricing pressure. Revenue growth was driven by advanced solutions and specialty divisions with particular strength in storage, infrastructure systems and networking, as well as strength in our key small and medium-sized business, or SMB, market in the U.S. Additionally, Canada grew revenues by 4%, driven by strong sales of advanced solutions and an improved retail market.
The 2.2 percent increase in our European net sales largely reflects the favorable translation impact of stronger local currencies which contributed approximately three percentage points of increase. The overall region was relatively flat in local currency reflecting solid growth in France, the U.K. and the Netherlands, particularly in the SMB market, offset by declines in Germany and Belgium primarily due to slower demand in consumer markets and the impact of continued challenging macro-economic conditions.
The 4.2 percent increase in our Asia-Pacific net sales largely reflects the acquisition of Aptec, which contributed approximately four percentage points to the region's overall growth. India generated double digit growth supported by increases across multiple product lines, including handsets and networking solutions. Additionally, Australia's revenue grew for the fourth quarter in a row, despite an overall declining IT market across many sectors in the country. This growth was partially offset by China where revenue declined primarily due to lower sales of tablets, which was a large driver of China’s double digit growth last year, as well as a weaker overall IT spending environment. In addition, the translation impact of weaker local currencies contributed approximately two percentage points of decline.
The 5.6 percent increase in Latin American net sales reflects continued improvement in Brazil and relatively strong growth in Chile. Revenues were relatively flat in Mexico in local currencies and Miami export had a slight decline. Brazil continued to improve its market position and increase share. In Mexico, sales were impacted by delays in government spending and a slowdown in consumer spending in the first half of the year, while Miami export experienced a slowdown throughout the year in certain consumer-related products which benefited from new product launches in the prior year. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately one percentage point on the region's net sales.
Our BrightPoint net sales for 2012 reflect only the period from the date of acquisition, October 15, 2012, through December 29, 2012 compared to a full year of revenue in 2013. The business continues to make strong contributions, adding new logistics contracts and new distribution agreements with leading original equipment manufacturers (“OEM”), offsetting some share shift we experienced with some of our existing OEMs, particularly in Asia-Pacific.
Gross margin increased 47 basis points in 2013 compared to 2012 reflecting the higher mix of mobility logistics services due to the acquisition of BrightPoint and improved performance in our higher margin advanced solutions and specialty businesses and fee-for-service logistics business. These benefits helped offset the dilutive impact of a more competitive selling environment in the U.S. and many countries in Europe. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. We may experience fluctuations in our sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
Total SG&A expenses increased $348,923, or 22.6%, and increased 37 basis points as a percentage of net sales in 2013 compared to 2012. The increase in SG&A costs largely reflects our acquisitions in the fourth quarter of 2012 and during 2013, which added approximately $330,000 of costs and approximately $14,000 is related to the translation impacts of foreign currencies The increase also reflects an incremental $8,568 for acquisition, integration, and other transition costs and a charge of approximately $5,000 recorded for estimated potential penalties and other charges related to indirect tax declarations in Europe. We also incurred incremental direct variable costs associated with the growth in volume of our business, and investment in key strategic areas across regions to further diversify our revenue. These increases were partially offset by the receipt of a legal settlement of $29,494 in 2013 related to the LCD class action settlement.
The increase in amortization expense in 2013 compared with 2012 was primarily due to our acquisition of BrightPoint, and to a lesser extent, our acquisitions of Aptec, Promark, SoftCom, CloudBlue and Shipwire.
In 2013, we incurred net reorganization costs of $34,629 primarily relating to a number of key initiatives, including: (a) the integration of BrightPoint operations into Ingram Micro, resulting in headcount reductions and the closure of certain facilities; (b) headcount reductions in Europe to respond to the current market environment, and (c) the transition of certain transaction-oriented service and support functions to shared services centers. In 2012, we incurred net reorganization costs of $9,676, primarily related to workforce reductions associated with transition of some functions to shared services centers (see Note 3 to our consolidated financial statements).
Operating margin remained relatively flat in 2013 compared to 2012, reflecting the higher gross margin as discussed above, offset by the higher SG&A expenses, amortization of intangible assets and reorganization and integration costs, all of which are discussed previously.
The increase in our North American operating margin in 2013 compared to 2012 reflects the impact of the LCD class action settlement of $28,461, or 17 basis points of North American net sales, recognized in this region, and greater contribution from higher margin businesses, offset by reorganization and integration costs of nine basis points. Throughout the year, the region continued to face competitive pricing pressure which also negatively impacted margins. In addition, the 2012 year benefited from the favorable pricing on hard disk drives of approximately six basis points.
The decrease in our European operating margin in 2013 compared to 2012 reflects the impact of incremental integration and reorganization costs, of eight basis points of European net sales, a charge of $5,000, or five basis points of European net sales, related to the indirect tax declarations noted above and the impact of continued challenging macro-economic conditions throughout the region.
The increase in our Asia-Pacific operating margin in 2013 compared to 2012 primarily relates to improvement in Australia, which reduced its operating loss by approximately $28,000 in the current year and continued growth in India, partially offset by volume declines in China noted above.
The increase in our Latin American operating margin in 2013 compared to 2012 primarily reflects profitability improvements in Brazil and the impact of the LCD class action settlement of $1,033, or five basis points of Latin American net sales, recognized in this region in 2013, as well as the impact country exit costs in Argentina recognized in 2012 which did not recur. These increases were partially offset by declines in higher margin revenues in Mexico and in our Miami export business versus 2012.
Operating margins for our BrightPoint segment in 2012 reflect only the results of operations from the October 15, 2012 date of acquisition, in the fourth quarter of 2012, which is the seasonally strongest and most profitable quarter of the year compared to the full year average in 2013. We continued to integrate the BrightPoint operations into our business, streamlining processes and optimizing facilities, which resulted in integration and reorganization charges of $24,977, or 55 basis points for the full year of 2013, and $6,852, or 63 basis points in the stub period of 2012, respectively, for headcount reductions and facility closures. We have exceeded our annual accretion targets for BrightPoint in 2013.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $78,776 in 2013 compared to $66,168 in 2012. The year-over-year increase is primarily attributable to higher interest expense due to an increase in average debt outstanding resulting primarily from our acquisition of BrightPoint.
We recorded an income tax provision of $125,516, or an effective tax rate of 28.8%, in 2013 compared to $90,275, or an effective tax rate of 22.8%, in 2012. The 2013 income tax provision included $18,854 of net discrete tax benefits, or 4.3 percentage points of the effective tax rate, primarily comprised of the release of valuation allowances on our deferred tax assets and the release of uncertain tax position liabilities. The prior year income tax provision included net discrete tax benefits totaling $34,890, or 8.8 percentage points of the effective tax rate, primarily comprised of a tax benefit related to the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies, a tax benefit related to the partial release of a valuation allowance that had previously been recorded against foreign tax credit carryforwards maintained in the U.S., partially offset by a tax charge for a valuation allowance recorded against our deferred tax assets in Australia. The change in our effective tax rate also reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit. Our effective tax rate may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.
Year ended December 29, 2012 compared with the year ended December 31, 2011

	2012		2011		Change - Increase (Decrease)
Net sales by reporting segment:
North America	$15,880,103	42%	$15,250,560	42%	$629,543	4.1%
Europe	10,614,811	28	11,371,043	31	(756,232)	(6.7)
Asia-Pacific	8,347,170	22	7,920,649	22	426,521	5.4
Latin America	1,943,841	5	1,786,449	5	157,392	8.8
BrightPoint	1,041,374	3	—	—	1,041,374	—
Total	$37,827,299	100%	$36,328,701	100%	$1,498,598	4.1%

	2012		2011		Change - Increase (Decrease)
Operating income and operating margin by reporting segment:
North America	$283,689	1.79%	$281,155	1.84%	$2,534	(0.05)%
Europe	103,278	0.97	136,306	1.20	(33,028)	(0.23)
Asia-Pacific	53,613	0.64	46,508	0.59	7,105	0.05
Latin America	37,700	1.94	25,488	1.43	12,212	0.51
BrightPoint	11,290	1.08	—	—	11,290	1.08
Stock-based compensation	(27,218)	—	(30,811)	—	3,593	—
Total	$462,352	1.22%	$458,646	1.26%	$3,706	(0.04)%

	2012	2011
Net sales	100.00%	100.00%
Cost of sales	94.62	94.75
Gross profit	5.38	5.25
Operating expenses:
Selling, general and administrative	4.08	3.95
Amortization of intangible assets	0.05	0.03
Reorganization costs	0.03	0.01
Income from operations	1.22	1.26
Other expense, net	0.17	0.19
Income before income taxes	1.05	1.07
Provision for income taxes	0.24	0.40
Net income	0.81%	0.67%

The 4.1 percent increase in our consolidated net sales in 2012 compared with 2011 largely reflects our acquisitions of BrightPoint, Aptec in Asia-Pacific and Promark in North America during the fourth quarter of 2012, which contributed approximately 3% of the year-over-year consolidated sales growth. In addition, our North America, Asia-Pacific and Latin America regions showed solid growth, partially offset by declines in Europe. Net sales in 2012 reflected a generally solid demand for technology products and services across a number of the markets in which we operate with greater strength coming from our North and Latin American regions. In 2012, the translation impacts of weaker foreign currencies relative to the U.S. dollar had a negative impact of approximately three percentage points on our consolidated net sales.
Our 4.1 percent increase in our North American net sales was driven by solid growth in all U.S. business divisions, including double-digit increases in higher margin businesses of physical security, accessories and fee-for-service logistics, offset partially by a decline in our Canadian operation primarily due to soft economic conditions and the benefit of a key product launch in 2011 that did not recur in 2012.
The 6.7 percent decrease in our European net sales in 2012 compared to 2011 in U.S. dollars was primarily attributable to the unfavorable translation impacts of weaker European currencies which contributed approximately six percentage points of the decrease in the region's net sales. Our European net sales were relatively flat in local currencies reflecting declines in our Southern European and Benelux countries, all of which continued to experience challenging economic conditions, offset by solid growth in Germany, the UK and France.
The 5.4 percent increase in our Asia-Pacific net sales in 2012 compared to 2011 was primarily attributable to the strong growth in two of our largest operations, China and India. Partially offsetting this, we continued to experience challenges in Australia, as a result of disruptions caused by the implementation of a new ERP system, which negatively affected the region’s revenue growth by five percentage points, but did not have a significant impact on the consolidated revenue growth. In addition, the translation of Asia-Pacific currencies had a negative impact of approximately two percentage points on net sales growth. Our acquisition of Aptec contributed approximately 0.9% of the year-over-year sales growth in Asia-Pacific.
The 8.8 percent increase in our Latin American net sales in 2012 compared to 2011 primarily reflected continued robust demand in the region, partially offset by the negative impact of foreign exchange translation which had a negative impact of approximately six percentage points.
Our gross margin was 5.38% in 2012 compared with 5.25% in 2011. The gross margin in 2012 and 2011 included approximately two and eight basis points, respectively, from a favorable inventory position and pricing on hard disk drives due to product shortages caused by the 2011 flooding in Thailand. The increase in gross margin in 2012 reflects the higher mix of mobility logistics services which was accretive to 2012 gross profit as a percentage of net sales by approximately 14 basis points due to the acquisition of BrightPoint and improved performance in our higher margin specialty businesses and fee-for-service logistics business, largely offset by a greater mix of high volume, lower gross margin sales. Gross margin was also impacted by a highly competitive selling environment in many countries and a greater mix of sales into the e-tail and retail segments in international markets, which is generally lower margin business.
Total SG&A expenses increased $110,695, or 7.7%, and increased 13 basis points as a percentage of net sales in 2012 compared to 2011. Approximately $86,000 of the increase relates to our acquisitions during the fourth quarter of 2012. The increase also reflects direct variable costs associated with the growth in volume of our business as well as acquisition-related costs of $11,898, asset impairments of $1,923 associated with the closure of our in-country Argentina operations, costs of $2,500 associated with the exit of our former chief executive officer, and investments in strategic initiatives and system and process improvements incurred in 2012. These factors were generally offset by the translation impacts of foreign currencies, which yielded an approximate $34,000 reduction year-over-year, a decrease in stock-based compensation expense of $3,593 associated with our long-term incentive plans and our continued cost control management.
Amortization of intangible assets was $20,711 in 2012 and $12,550 in 2011. Amortization as a percentage of net sales was 0.05% in 2012 and 0.03% in 2011. The increase in 2012 was primarily due to our acquisition of BrightPoint.
In 2012, we recorded a net charge for reorganization costs of $9,676, or approximately 0.03% of consolidated net sales, which consisted of $9,044 primarily related to employee termination benefits for workforce reductions in our Australian and New Zealand operations in Asia-Pacific, Germany and other parts of our European operations, as well as some in our Latin America and BrightPoint operations; and $632 primarily related to a previously restructured facility in North America for which we modified estimates for higher than initially expected costs through the life of the remaining lease; partially offset by the net reversal of certain employee termination obligations from reorganization actions recorded in earlier years that were settled favorably. In 2011, we recorded a net charge for reorganization costs of $5,131, or approximately 0.01% of consolidated net sales, which consisted primarily of $6,215 of employee termination benefits for workforce reductions in our Australian operations in Asia-Pacific as well as in parts of North America, Europe and Latin America, partially offset by $1,084 for the net reduction of certain lease obligation liabilities from reorganization actions recorded in earlier years that were settled favorably. See Note 3 to our consolidated financial statements for further details.

Our consolidated operating margin declined four basis points from 2011 primarily due to the higher reorganization costs and integration costs noted previously.
In North America, the decrease in our operating margin in 2012 compared to 2011 was largely due to integration costs associated with the integration of operations with BrightPoint.
The decrease in our European operating margin in 2012 compared to 2011 was largely due to the continued softness in the economic environment in region, particularly in Southern Europe and the Benelux regions. In addition, our 2011 European operating margin benefited by approximately 20 basis points from a favorable inventory position and pricing on hard disk drives due to product shortages caused by the 2011 flooding in Thailand.
Although our Asia-Pacific operating margin increased in 2012, it was lower than recent years, largely reflecting the impact of disruptions in our Australian business.
The year-over-year increase in our Latin American operating margin in 2012 primarily reflected continued sales growth in the region and improvements in our Brazilian operations.
Net other expense consisted primarily of interest income and expense, foreign currency exchange gains and losses, and other non-operating gains and losses. We incurred net other expense of $66,168 in 2012 and $70,775 in 2011. The decrease in 2012 compared to 2011 was primarily attributable to the loss recognized in 2011 of $5,624 from the termination of our cash flow hedge and write-off of the remaining unamortized deferred financing costs related to the settlement of our senior unsecured term loan in September 2011, offset partially by higher interest expense in 2012 as a result of the $300,000 in public debt issued in August 2012 and other increases in debt, which were primarily associated with our acquisition of BrightPoint, as well as higher net foreign-currency losses in 2012.
Our provision for income taxes in 2012 and 2011 was $90,275 and $143,631, respectively. Our effective tax rate in 2012 and 2011 was 22.8% and 37.0%, respectively. The year-over-year decrease in the effective tax rate in 2012 is largely driven by the net discrete tax benefits totaling $34,890, or 8.8 percentage points of decrease in the effective tax rate for the year recorded in 2012, which was discussed above. The tax provision in 2011 included a provision of $24,810 or approximately 6.4 percentage points related to a valuation allowance recorded against all of our deferred tax assets in Brazil. The remaining variations in effective tax rate were primarily attributable to a change in the mix of profit among different tax jurisdictions and losses in certain tax jurisdictions in which we were not able to record a tax benefit due to uncertainty of realizability.

Quarterly Data; Seasonality
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of various factors as more fully described in Part I, Item 1A. “Risk Factors.”
The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the two years ended December 28, 2013. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included, as well as elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Net Sales	Gross Profit	Income From Operations	Income Before Income Taxes	Net Income	Diluted Earnings Per Share
2013
Quarter Ended:(1)(2)(3)
March 30, 2013	$10,262,444	$585,305	$90,796	$76,052	$49,759	$0.32
June 29, 2013	10,308,015	595,754	113,796	93,626	69,686	0.45
September 28, 2013	10,150,615	598,833	137,691	113,503	78,938	0.50
December 28, 2013	11,832,844	709,665	172,592	152,917	112,200	0.71
2012
Quarter Ended:(1)(2)(4)
March 31, 2012	$8,635,381	$467,557	$104,051	$88,590	$89,973	$0.58
June 30, 2012	8,777,895	452,730	97,785	83,458	61,274	0.40
September 29, 2012	9,034,141	453,892	92,649	75,026	53,311	0.35
December 29, 2012	11,379,882	661,210	167,867	149,110	101,351	0.66

(1)
Diluted earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

(2)	Results from our acquisition of BrightPoint are included from the date of acquisition in the fourth quarter of 2012 and for all periods in 2013.

(3)
Includes the net pre-tax impact of reorganization, acquisition, integration and other transition costs as follows: first quarter, $13,244; second quarter, $10,566; third quarter, $10,591; and fourth quarter, $25,161. Includes the pre-tax impact of a charge of approximately $5,000 recorded for estimated potential penalties and other charges related to indirect tax declarations in Europe in the third quarter. Includes the pre-tax benefit of the receipt of a legal settlement of $29,494 in the third quarter.

(4)
Includes the net pre-tax impact of reorganization, acquisition, integration and other transition costs as follows: first quarter, $3,057; second quarter, $6,850; third quarter, $7,538; and fourth quarter, $8,596. Includes a discrete tax benefit of $28,532 in the first quarter primarily from the write-off of historical tax basis of the investment we had maintained in our Latin American subsidiary holding companies.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $674,390 and $595,147 at December 28, 2013 and December 29, 2012, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of 2013 were 22 days, compared to 23 days at the end of 2012 and 22 days at the end of 2011. The improvement at the end of 2013 primarily reflected favorable collections of receivables. The level of working capital can vary from period to period due to routine variances in the timing of collections from customers or payments to vendors and changes in stocking levels of inventory, but have generally trended within a range of 22 to 26 days. The following is a detailed discussion of our cash flows for 2013, 2012 and 2011.

Operating activities provided net cash of $466,040, $45,721 and $295,859 in 2013, 2012 and 2011, respectively. The cash flows from operations in 2013 primarily reflects net income before noncash charges and the favorable impact of the changes in working capital noted above. The cash provided by operations in 2012 reflected the lower net income before noncash charges as well as the unfavorable changes of working capital. The net cash provided by operating activities in 2011 principally reflected our net income before noncash charges, offset partially by an increase in our net working capital.
Investing activities used net cash of $228,356, $989,029 and $124,620 in 2013, 2012 and 2011, respectively. The net cash used in 2013 was primarily due to cash payments related to the acquisitions of SoftCom, CloudBlue and Shipwire totaling $135,763 and capital expenditures of $95,639. The net cash used in 2012 was primarily due to cash payments related to the acquisitions of BrightPoint, Aptec and Promark totaling $899,464 and capital expenditures of $92,300. The net cash used in 2011 was primarily related to capital expenditures of $122,188. The capital expenditures for 2013 and 2012 were lower than 2011 driven by higher investments in 2011 to enhance our underlying infrastructure and IT systems and an incremental investment in a new warehouse facility in Australia in 2011. We presently estimate that our capital expenditures will approximate $115,000 in 2014 for ongoing investments to support existing infrastructure and continued enhancements to our IT systems.
Financing activities used net cash of $155,910 and $414,042 in 2013 and 2011, respectively, and provided net cash of $639,761 in 2012. The net cash used by financing activities in 2013 primarily reflects the net payment of $195,729 on our revolving credit facilities with funds generated from operating cash flows; partially offset by the proceeds of $43,384 from the exercise of stock options. The net cash provided by financing activities in 2012 primarily reflects (i) $296,256 in net proceeds from the issuance of our $300,000 senior unsecured notes due in 2022 issued primarily to help fund the BrightPoint acquisition, (ii) net proceeds of $355,918 from our other debt facilities and (iii) proceeds from exercises of stock options of $31,335; all partially offset by the repurchase of Class A Common Stock for $50,000 under our stock repurchase programs. The increased proceeds from our financing activities in 2012 were largely used to finance our acquisition of BrightPoint. The net cash used by financing activities in 2011 primarily reflects the repayment of the outstanding principal balance of our senior unsecured term loan and related interest rate swap agreement of $239,752 and the repurchase of $225,905 of Class A Common Stock with funds generated from operating cash flows and existing cash balances.
Our levels of debt and cash and cash equivalents are highly influenced by our working capital needs. As such, our cash and cash equivalents balances and borrowings fluctuate at each quarter end and may also fluctuate significantly within a quarter. The fluctuation is the result of the concentration of payments received from customers toward the end of each month, as well as the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any other point in time.
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,531,000, of which $846,226 was outstanding, at December 28, 2013. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $674,390 and $595,147 at December 28, 2013 and December 29, 2012, respectively, of which $521,571 and $533,585, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of December 28, 2013 and December 29, 2012, we had book overdrafts of $347,837 and $415,207, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 10 to our consolidated financial statements and Item 3. “Legal Proceedings” under Part I for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At December 28, 2013 and December 29, 2012, our senior unsecured notes due 2022 had a carrying value of $298,454 and $298,275, respectively, net of unamortized discount of $1,546 and $1,725, respectively. At December 28, 2013 and December 29, 2012, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $199,000 and $345,000 at December 28, 2013 and December 29, 2012, respectively, under this North American financing program.
We have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

a)
a program which provides for a borrowing capacity of up to €105,000, or approximately $145,000 at December 28, 2013 exchange rates. In June 2013, we entered into an agreement to increase the borrowing capacity of this program to €105,000 from the previous amount of €100,000 and to extend its maturity to January 2017.

b)
A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $62,000 at December 28, 2013 exchange rates. In May 2013, this program was extended and in June 2013, we entered into an agreement to reduce the borrowing capacity of this program to €45,000 from the previous amount of €90,000 and to extend its maturity to May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $142,000 at December 28, 2013 exchange rates, maturing in May 2014.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at December 28, 2013 or December 29, 2012 under any of these three financing programs.
Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At December 28, 2013, our actual aggregate capacity under these programs was approximately $997,000 based on eligible trade accounts receivable available, of which $199,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At December 28, 2013, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,525,000.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks. In August 2013, we entered into an amendment of this facility to extend its maturity to September 2018. In addition, the amendment provides an option to increase the total commitment by $310,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at December 28, 2013 or December 29, 2012 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At December 28, 2013 and December 29, 2012, letters of credit of $7,996 and $4,491, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $969,000 at December 28, 2013. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 28, 2013 and December 29, 2012, respectively, we had $48,772 and $111,268 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 9.0% and 7.9% per annum at December 28, 2013 and December 29, 2012, respectively. At December 28, 2013 and December 29, 2012, letters of credit totaling $31,636 and $30,829, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At December 28, 2013, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 28, 2013 and December 29, 2012, we had a total of $381,451 and $242,626, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our financing capacity and contractual obligations at December 28, 2013, and the effects that scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to our $300,000 of 5.00% and $300,000 of 5.25% senior unsecured notes, all other interest is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period
Contractual Obligations	Total Capacity	Balance Outstanding	Less Than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
Senior unsecured notes	$598,454	$598,454	$—	$—	$300,000	$298,454
North American revolving trade accounts receivable-backed financing program(1)	675,000	199,000	—	199,000	—	—
Europe revolving trade accounts receivable-backed financing programs(1)	207,000	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing program(1)	142,000	—	—	—	—	—
Revolving senior unsecured credit facilities(2)	940,000	—	—	—	—	—
Lines of credit and other(2)	969,000	48,772	48,772	—	—	—
Subtotal	3,531,454	846,226	48,772	199,000	300,000	298,454
Minimum payments under:
Operating leases(3)	422,447	422,447	102,351	131,644	92,002	96,450
Total	$3,953,901	$1,268,673	$151,123	$330,644	$392,002	$394,904

(1)
The aggregate capacity amount of $1,024,000 for these programs in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the amount of eligible trade accounts receivable that may be used to support these facilities. As of December 28, 2013, our actual aggregate capacity under these programs based on eligible trade accounts receivable was approximately $997,000, of which $199,000 of such capacity was used.

(2)
The capacity amount in the table above represents the maximum capacity available under these facilities. Certain of these facilities can also be used to support letters of credit. At December 28, 2013, letters of credit totaling $39,632 were issued to certain vendors to support payment of insurance claims or the performance by our subsidiaries with respect to certain lease agreements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit also reduces our available capacity under the respective facilities by the same amount.

(3)
We lease the majority of our facilities and certain vehicles and equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have original noncancelable lease terms in excess of 12 months.

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of 2013, 2012 and 2011. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $5,600. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.
In connection with the acquisition of businesses in 2013 and 2012, we entered into acquisition agreements which include provisions to make additional contingent consideration payments. As of December 28, 2013, the accrual for potential contingent consideration payments under these agreements is $3,650.
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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2013, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringgit, New Zealand dollars, Philippine pesos, Singaporean dollars, Thai baht, Indonesian rupiah, Brazilian reais, Chilean pesos and Mexican pesos.
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

The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $10,067 and $7,309 as of December 28, 2013 and December 29, 2012, respectively. We believe that the hypothetical loss in fair value of our derivatives would be offset by gains in the value of the underlying transactions being hedged.

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

INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)

	Fiscal Year End
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$674,390	$595,147
Trade accounts receivable (less allowances of $69,533 and $78,034)	5,454,832	5,457,299
Inventory	3,724,447	3,591,543
Other current assets	521,902	522,390
Total current assets	10,375,571	10,166,379
Property and equipment, net	488,699	481,324
Goodwill	527,526	428,401
Intangible assets, net	375,423	372,482
Other assets	23,976	31,862
Total assets	$11,791,195	$11,480,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,175,604	$6,065,159
Accrued expenses	710,040	585,404
Short-term debt and current maturities of long-term debt	48,772	111,268
Total current liabilities	6,934,416	6,761,831
Long-term debt, less current maturities	797,454	943,275
Other liabilities	109,700	164,089
Total liabilities	7,841,570	7,869,195
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 191,877 and 188,349 shares issued and 154,356 and 150,320 shares outstanding in 2013 and 2012, respectively	1,919	1,883
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,413,949	1,361,650
Treasury stock, 37,521 and 38,029 shares in 2013 and 2012, respectively	(639,300)	(648,066)
Retained earnings	3,061,487	2,750,904
Accumulated other comprehensive income	111,570	144,882
Total stockholders’ equity	3,949,625	3,611,253
Total liabilities and stockholders’ equity	$11,791,195	$11,480,448
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)

	Fiscal Year Ended
	2013	2012	2011
Net sales	$42,553,918	$37,827,299	$36,328,701
Cost of sales	40,064,361	35,791,910	34,420,419
Gross profit	2,489,557	2,035,389	1,908,282
Operating expenses:
Selling, general and administrative	1,891,573	1,542,650	1,431,955
Amortization of intangible assets	48,480	20,711	12,550
Reorganization costs	34,629	9,676	5,131
	1,974,682	1,573,037	1,449,636
Income from operations	514,875	462,352	458,646
Other expense (income):
Interest income	(7,652)	(10,216)	(5,673)
Interest expense	59,165	55,690	52,509
Net foreign currency exchange loss	11,578	10,546	4,789
Loss from settlement of interest rate swap and senior unsecured term loan	—	—	5,624
Other	15,685	10,148	13,526
	78,776	66,168	70,775
Income before income taxes	436,099	396,184	387,871
Provision for income taxes	125,516	90,275	143,631
Net income	$310,583	$305,909	$244,240
Basic earnings per share	$2.03	$2.03	$1.57
Diluted earnings per share	$1.99	$1.99	$1.53
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)

	Fiscal Year Ended
	2013	2012	2011
Net income	$310,583	$305,909	$244,240
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(33,312)	31,216	(63,601)
Unrealized holding gain on interest rate swap agreement designated as a cash flow hedge	—	—	9,254
Other comprehensive income (loss), net of tax	(33,312)	31,216	(54,347)
Comprehensive income	$277,271	$337,125	$189,893

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In 000s)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2011	$1,825	$1,259,406	$(388,817)	$2,200,755	$168,013	$3,241,182
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	26	33,145				33,171
Income tax benefits for stock plan awards		3,625				3,625
Stock-based compensation expense		30,811				30,811
Repurchase of Class A Common Stock			(225,905)			(225,905)
Issuance of treasury shares, net of shares withheld for employee taxes		(10,391)	10,391			—
Comprehensive income				244,240	(54,347)	189,893
December 31, 2011	1,851	1,316,596	(604,331)	2,444,995	113,666	3,272,777
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	32	18,291				18,323
Income tax benefits for stock plan awards		5,810				5,810
Stock-based compensation expense		27,218				27,218
Repurchase of Class A Common Stock			(50,000)			(50,000)
Issuance of treasury shares, net of shares withheld for employee taxes		(6,265)	6,265			—
Comprehensive income				305,909	31,216	337,125
December 29, 2012	1,883	1,361,650	(648,066)	2,750,904	144,882	3,611,253
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	36	30,303				30,339
Income tax benefits for stock plan awards		422				422
Stock-based compensation expense		30,340				30,340
Issuance of treasury shares, net of shares withheld for employee taxes		(8,766)	8,766			—
Comprehensive income				310,583	(33,312)	277,271
December 28, 2013	$1,919	$1,413,949	$(639,300)	$3,061,487	$111,570	$3,949,625

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)

	Fiscal Year Ended
	2013	2012	2011
Cash flows from operating activities:
Net income	$310,583	$305,909	$244,240
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128,915	70,416	57,282
Stock-based compensation	30,340	27,218	30,811
Excess tax benefit from stock-based compensation	(1,944)	(6,252)	(3,133)
Loss from settlement of interest rate swap and senior unsecured term loan	—	—	5,624
Loss on disposal of property and equipment	8,399	—	—
Gain on sale of land and building	(1,045)	—	(474)
Noncash charges for interest and bond discount amortization	2,554	2,017	2,065
Deferred income taxes	(33,087)	(5,917)	28,825
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(66,400)	(438,642)	(425,690)
Inventory	(159,779)	(200,351)	(79,137)
Other current assets	(13,654)	22,552	53,947
Accounts payable	234,913	468,961	407,477
Change in book overdrafts	(67,370)	(95,965)	(5,935)
Accrued expenses	93,615	(104,225)	(20,043)
Cash provided by operating activities	466,040	45,721	295,859
Cash flows from investing activities:
Capital expenditures	(95,639)	(92,300)	(122,188)
Sale of (investment in) marketable trading securities, net	1,877	2,735	(1,426)
Proceeds from sale of land and building	1,169	—	1,100
Acquisitions and earn-out payments, net of cash acquired	(135,763)	(899,464)	(2,106)
Cash used by investing activities	(228,356)	(989,029)	(124,620)
Cash flows from financing activities:
Proceeds from exercise of stock options	43,384	31,335	39,465
Repurchase of Class A Common Stock	—	(50,000)	(225,905)
Excess tax benefit from stock-based compensation	1,944	6,252	3,133
Net proceeds from issuance of senior unsecured notes	—	296,256	—
Repayment of senior unsecured term loan	—	—	(239,752)
Fees associated with the amendment and extension of credit facilities	(1,086)	—	—
Net proceeds (repayments) on revolving credit facilities	(195,729)	355,918	9,017
Other	(4,423)	—	—
Cash provided (used) by financing activities	(155,910)	639,761	(414,042)
Effect of exchange rate changes on cash and cash equivalents	(2,531)	7,291	(21,345)
Increase (decrease) in cash and cash equivalents	79,243	(296,256)	(264,148)
Cash and cash equivalents, beginning of year	595,147	891,403	1,155,551
Cash and cash equivalents, end of year	$674,390	$595,147	$891,403
Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$57,492	$53,286	$51,703
Income taxes	$144,978	$103,616	$110,336
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
Note 1 — Organization and Basis of Presentation
Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products, supply chain services and mobile device lifecycle services worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Asia-Pacific, Middle East and Africa, and Latin America. Beginning in 2012, we added a reportable segment for mobility which reflects our acquisition of Brightpoint, Inc. (“BrightPoint”).
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
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to “2013,” “2012,” and “2011” represent the 52-week fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
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
Revenue Recognition
Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collection is reasonably assured. Service revenues represent less than 10% of total net sales for 2013, 2012 and 2011. We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. We also have limited contractual relationships with certain of our customers and suppliers whereby we assume an agency relationship in the transaction. In such arrangements, we recognize as revenues the net fee associated with serving as an agent.
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
We sell products purchased from many vendors, but generated approximately 15%, 18% and 21% of our net sales in 2013, 2012 and 2011, respectively, from products purchased from Hewlett-Packard Company, and approximately 10% of our consolidated net sales in 2012 from products purchased from Apple Inc. The year-over-year decreases in products purchased from these vendors, as a percentage of net sales, for the periods discussed above reflects the higher mix of products purchased from other vendors as a result of changes in the market in general and our acquisition of BrightPoint which does not have significant products purchased from these vendors. There were no other vendors whose products represented 10% or more of our net sales for each of the last three fiscal years.

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
Foreign Currency Translation and Remeasurement
Financial statements of our foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of income items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. The functional currency of a few operations within our Europe, Asia-Pacific and Latin America regions is the U.S. dollar; accordingly, the monetary assets and liabilities of these subsidiaries are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains or losses are remeasured at the average exchange rate for the period, and nonmonetary assets and liabilities are remeasured at historical rates. The resultant remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the consolidated statement of income.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.
Book overdrafts of $347,837 and $415,207 as of December 28, 2013 and December 29, 2012, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of December 28, 2013 and December 29, 2012, or any balance on any given date.

Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At December 28, 2013 and December 29, 2012, we had a total of $381,451 and $242,626, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $2,851, $3,822 and $3,068 incurred in 2013, 2012 and 2011, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
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
Long-Lived and Intangible Assets
We assess potential impairments to our long-lived and intangible assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amounts of finite-lived identifiable intangible assets of $496,789 and $445,385 at December 28, 2013 and December 29, 2012, respectively, are amortized over their remaining estimated lives ranging up to 20 years with the predominant amounts having lives of 3 to 10 years. The net carrying amount was $375,423 and $372,482 at December 28, 2013 and December 29, 2012, respectively. Amortization expense was $48,480, $20,711 and $12,550 for 2013, 2012 and 2011, respectively. Future minimum amortization expense of finite-lived identifiable intangible assets that we expect to recognize over the next five years and thereafter are as follows:

2014	$57,038
2015	54,702
2016	48,189
2017	48,094
2018	47,259
Thereafter	120,141
$375,423
There were no impairments to our long-lived and other identifiable intangible assets in 2013, 2012 and 2011.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and is reviewed annually for potential impairment, or when circumstances warrant.
Additions to goodwill in 2013 were due to our acquisitions of SoftCom, Inc. ("SoftCom"), CloudBlue Technologies, Inc. ("CloudBlue") and Shipwire, Inc. ("Shipwire") in North America during the third and fourth quarters of 2013. Additionally, we adjusted goodwill in 2013 to reflect the finalization of the allocation of purchase price related to the fourth quarter 2012 acquisitions of BrightPoint, Aptec Holdings Ltd. ("Aptec") and Promark Technology Inc. ("Promark"). The adjustments include the finalization of the valuation of a noncontrolling interest in one of the acquired BrightPoint subsidiaries as well as the assessment of certain tax matters (see Note 4 "Acquisitions, Goodwill and Intangible Assets").
Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual goodwill impairment review during our fiscal fourth quarter, using a combination of the income and market approach. Our annual review indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill, including a deterioration in general economic conditions, an increased competitive environment, a change in management,

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

key personnel, strategy, vendors, or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
The changes in the carrying amount of goodwill for 2013 are as follows:

	North America	Asia- Pacific	BrightPoint	Total
Balance at December 31, 2011	$—	$—	$—	$—
Acquisitions	4,555	4,951	418,895	428,401
Balance at December 29, 2012	$4,555	$4,951	$418,895	$428,401
Acquisitions	105,064	—	—	105,064
Adjustments/reclassifications	(800)	1,671	(6,810)	(5,939)
Balance at December 28, 2013	$108,819	$6,622	$412,085	$527,526
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, and derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. Our trade accounts receivable reflect a large number of customers and dispersed across wide geographic areas, none of which has accounted for 10% or more of our consolidated net sales in 2013, 2012 and 2011 and no customer accounts receivable balance was greater than 10% of our total trade accounts receivable at December 28, 2013 nor December 29, 2012. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in many locations and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.
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
All derivatives are recorded in our consolidated balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on market-derived prices. Changes in the fair value of derivatives not designated as hedging instruments are recorded in current earnings. Changes in the fair value of derivatives designated as hedging instruments are reflected in accumulated other comprehensive income.
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

Comprehensive Income
Comprehensive income consists primarily of our net income, foreign currency translation adjustments and, fair value adjustments to our interest rate swap agreement designated as a cash flow hedge, which we settled in September 2011.
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
The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2013	2012	2011
Net income	$310,583	$305,909	$244,240
Weighted average shares	152,900	150,654	155,882
Basic earnings per share	$2.03	$2.03	$1.57
Weighted average shares including the dilutive effect of stock-based awards (3,372, 3,063 and 3,706 for 2013, 2012 and 2011, respectively)	156,272	153,717	159,588
Diluted earnings per share	$1.99	$1.99	$1.53
There were approximately 2,069, 3,487 and 2,671 stock-based awards in 2013, 2012 and 2011, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.
Income Taxes
We estimate income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing the future tax impact of any differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax versus financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carryforwards, tax credits and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income. In making that assessment, we consider the nature of the deferred tax assets and related statutory limits on utilization, recent operating results, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. If, based upon available evidence, recovery of the full amount of the deferred tax assets is not likely; we provide a valuation allowance on any amount not likely to be realized.
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
New Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. This guidance will be effective for us beginning December 29, 2013, the first day of fiscal year 2014 and is not expected to have a material impact on our consolidated financial statements.

Note 3 — Reorganization Costs
2013 Actions
In 2013, we incurred net reorganization costs primarily relating to a number of key initiatives, including: (a) the integration of BrightPoint operations into Ingram Micro, resulting in headcount reductions and the closure of certain BrightPoint facilities, and the exit of a portion of our Australian offices in Asia-Pacific; (b) headcount reductions in Europe to respond to the current market environment, and (c) the transition of certain transaction-oriented service and support functions to shared services centers.
2012 Actions
In 2012, we implemented headcount reductions primarily in Australia and New Zealand to better align our operating expenses with each country’s lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to global shared service centers located in Asia-Pacific and Europe. We closed our in-country Argentina operations in Latin America and are now servicing this market through our export operations in Miami. Associated with these actions, we incurred net reorganization costs related to employee termination benefits.
2011 and Prior Actions
In 2011, we implemented a cost-reduction program related to our Australian operations in Asia-Pacific primarily to align our level of operating expenses with declines in sales volume and the loss of market share in that country. We also implemented headcount reductions in certain operations in North America, Europe and Latin America.
In 2009 and earlier, we incurred costs to integrate past acquisitions, and launched various other outsourcing and optimization plans, to improve operating efficiencies and better align our level of operating expenses with the decline in sales volumes resulting from the economic downturn in that period.
While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in 2013, 2012 and 2011 are as follows:

	Reorganization costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Fiscal year ended December 28, 2013
IT Distribution:
North America		$3,698	$—	$3,698	$173	$3,871
Europe		11,316	—	11,316	(188)	11,128
Asia-Pacific		952	4,259	5,211	(12)	5,199
Latin America		—	—	—	—	—
BrightPoint		9,361	5,070	14,431	—	14,431
Total	628	$25,327	$9,329	$34,656	$(27)	$34,629

Fiscal year ended December 29, 2012
IT Distribution:
North America		$34	$—	$34	$779	$813
Europe		3,087	—	3,087	(32)	3,055
Asia-Pacific		4,523	—	4,523	(115)	4,408
Latin America		432	—	432	—	432
BrightPoint		668	300	968	—	968
Total	359	$8,744	$300	$9,044	$632	$9,676

Fiscal year ended December 31, 2011
IT Distribution:
North America		$1,216	$—	$1,216	$(467)	$749
Europe		2,070	—	2,070	(617)	1,453
Asia-Pacific		2,730	—	2,730	—	2,730
Latin America		199	—	199	—	199
Total	123	$6,215	$—	$6,215	$(1,084)	$5,131
Adjustments in the table above primarily reflect increases or decreases in estimated costs for employee terminations or to exit facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The remaining liabilities and 2013 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at December 29, 2012	Expenses (Income), Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation (a)	Remaining Liability at December 28, 2013

2013 Reorganization actions
Employee termination benefits	$—	$25,327	$(12,615)	$177	$12,889
Facility Costs	—	9,329	(3,438)	(385)	$5,506
Subtotal	—	34,656	(16,053)	(208)	18,395	(b)

2012 Reorganization actions
Employee termination benefits	1,826	(200)	(604)	37	1,059	(c)

2011 Reorganization actions
Employee termination benefits	79	—	(79)	—	—

2009 and prior reorganization actions
Facility Costs	6,214	173	(3,137)	(230)	$3,020	(d)
	$8,119	$34,629	$(19,873)	$(401)	$22,474

(a)Reflects the net foreign currency impact on the U.S. dollar liability.
(b)We expect the remaining liabilities to be substantially utilized by the end of 2016.
(c)We expect the remaining liabilities to be substantially utilized by the end of 2014.
(d)We expect the remaining liabilities to be fully utilized by the end of 2015.
Note 4 — Acquisitions, Goodwill and Intangible Assets
2013 Acquisitions
On December 2, 2013, we acquired all of the issued and outstanding shares of Shipwire, a global provider of e-commerce fulfillment services for small-to-medium-sized business worldwide for cash of $86,000. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were goodwill of $65,000, and identifiable intangible assets of $25,000, primarily consisting of software, trade name and customer relationships with estimated lives of five years. The goodwill recognized in connection with the acquisition is primarily attributable to the assembled workforce and our expectation of extending Shipwire's brand and the reach of its networked platform, while enhancing our existing portfolio of products and services. This acquisition will expand our solutions offerings into the large and growing e-commerce fulfillment market.
On September 30, 2013, we completed the acquisition of Norcross, Georgia-based CloudBlue, a provider of enterprise IT asset disposition, on-site data destruction and e-waste recycling services to large enterprise customers for cash of $38,500. We have preliminarily allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values which included approximately $15,000 of intangible assets and approximately $25,000 of goodwill. The identifiable intangible assets primarily consisted of customer relationships, software and trade name with estimated useful lives up to five years. The goodwill recognized is primarily attributable to the assembled workforce and our expectation of expanding our supply chain solutions portfolio with a full suite of in-demand services.
On September 12, 2013, we acquired all of the outstanding shares of Canada-based SoftCom, a cloud marketplace and global service provider, for cash of $11,000 and payment of outstanding debt of $3,400. In addition, the purchase price includes a deferred payment of $5,000, payable over three years and a $3,650 three-year performance-based earn-out. We have preliminarily allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values which included approximately $9,000 of intangible assets and approximately $15,000 of goodwill. The identifiable intangible assets primarily consisted of domain names and software with estimated useful lives of six years. The goodwill recognized is primarily attributable to the assembled workforce and the enhancement of cloud offerings road map and aggregation platform to our reseller partners.
These entities have been included in our consolidated results of operations since their respective acquisition dates.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Pro forma results of operations have not been presented for the 2013 acquisitions because the effects of the business combinations for these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.
2012 Acquisitions
On October 15, 2012, we completed the acquisition of BrightPoint, a U.S. publicly traded company and a global leader in providing device lifecycle services to the wireless industry for cash and the assumption of its debt. The results of operations of BrightPoint are included in our consolidated financial statements from the date of the merger. The consideration paid was $868,192, net of cash acquired, primarily comprised of $9.00 cash per share of BrightPoint’s outstanding common stock (including common stock underlying restricted stock units and shares issued pursuant to restricted stock awards accelerated upon closing of the transaction) and payment of BrightPoint’s outstanding debt of $260,257 as of October 15, 2012.
We are realizing operational benefits by leveraging existing channel relationships and utilizing the assembled workforce. We also have achieved significant savings in corporate and operational overhead costs. We anticipate continued opportunities for growth through our entry into the global wireless industry, expansion of our geographic reach and customer segment diversity, and the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BrightPoint’s net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction.
     The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 15, 2012:

Tangible assets (includes trade accounts receivable, inventory, property and equipment and other assets)	$1,158,450
Goodwill	412,085
Identifiable intangible assets	309,000
Liabilities (includes accounts payable, accrued expenses and other liabilities)	(1,011,343)
$868,192
The components of identifiable intangible assets acquired in connection with the BrightPoint acquisition were as follows:

	Fair Value	Estimated Useful Life
Logistics customer relationships	$237,000	10 years
Distribution customer relationships	59,000	7 years
Trade name	13,000	3 years
Total identifiable intangible assets	$309,000

The following represents unaudited pro forma operating results for the years ended December 29, 2012 and December 31, 2011 as if BrightPoint had been included in our consolidated statement of income as of the first day of fiscal year 2011 and includes business combination accounting effects from our acquisition including amortization of acquired intangible assets and increase in interest expense associated with the issuance of our senior unsecured notes due in 2022 and additional borrowings from our revolving senior unsecured credit facility debt to fund the acquisition.

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

In the fourth quarter of 2012, we acquired Aptec, excluding its Saudi Arabia business, for a cash price of approximately $16,302. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the transaction dates, resulting in the recording of goodwill of $6,622 and identifiable intangible assets of $1,834, primarily related to vendor and customer relationships and trademarks with estimated useful lives of 10 and 3 years, respectively.
On November 30, 2012, we acquired all of the outstanding shares of Promark for an initial cash payment of $7,707; payment of its outstanding debt of $4,675; a hold-back amount of $2,250, and a maximum potential earn-out of $1,000 to be paid out by the first quarter of 2015 based upon the achievement of certain pre-defined targets. We have allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values with $3,755 recorded as goodwill. This acquisition further strengthens our position in higher value products and solutions and extends our reach within the public sector in the North American region.
Pro forma results of operations of Aptec and Promark have not been presented because the effects of the business combinations of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.
Note 5 — Property and Equipment
Property and equipment consist of the following:

	Fiscal Year End
	2013	2012
Land	$11,614	$11,706
Buildings and leasehold improvements	190,604	186,934
Distribution equipment	286,902	278,064
Computer equipment and software	690,841	636,723
	1,179,961	1,113,427
Accumulated depreciation	(691,262)	(632,103)
	$488,699	$481,324

Note 6 — Debt
The carrying value of our outstanding debt consists of the following:

	Fiscal Year End
	2013	2012
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,546 and $1,725, respectively	298,454	298,275
North America revolving trade accounts receivable-backed financing program	199,000	345,000
Lines of credit and other debt	48,772	111,268
	846,226	1,054,543
Short-term debt and current maturities of long-term debt	(48,772)	(111,268)
	$797,454	$943,275
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
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $199,000 and $345,000 at December 28, 2013 and December 29, 2012, respectively, under this North American financing program.
We have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

a)
a program which provides for a borrowing capacity of up to €105,000, or approximately $145,000 at December 28, 2013 exchange rates. In June 2013, we entered into an agreement to increase the borrowing capacity of this program to €105,000 from the previous amount of €100,000 and to extend its maturity to January 2017.

b)
A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $62,000 at December 28, 2013 exchange rates. In May 2013, this program was extended and in June 2013, we entered into an agreement to reduce the borrowing capacity of this program to €45,000 from the previous amount of €90,000 and to extend its maturity to May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $142,000 at December 28, 2013 exchange rates, maturing in May 2014.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at December 28, 2013 or December 29, 2012 under any of these three financing program.
Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At December 28, 2013, our actual aggregate capacity under these programs was approximately $997,000 based on eligible trade accounts receivable available, of which $199,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At December 28, 2013, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,525,000.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks, which was scheduled to mature in September 2016. In August 2013, we entered into an amendment of this facility to extend its maturity to September 30, 2018. In addition, the amendment provides an option to increase the total commitment by $310,000, subject to certain conditions. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at December 28, 2013 and December 29, 2012, under this credit facility. This credit facility may also be used to issue letters of credit. At December 28, 2013 and December 29, 2012, letters of credit of $7,996 and $4,491, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $969,000 at December 28, 2013. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At December 28, 2013 and December 29, 2012, respectively, we had $48,772 and $111,268 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 9.0% and 7.9% per annum at December 28, 2013 and December 29, 2012, respectively. At December 28, 2013 and December 29, 2012, letters of credit totaling $31,636 and $30,829, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At December 28, 2013, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving senior unsecured credit facility and other credit agreements, as discussed above.

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
The components of income before income taxes consist of the following:

	Fiscal Year Ended
	2013	2012	2011
United States	$200,663	$156,134	$129,412
Foreign	235,436	240,050	258,459
Total	$436,099	$396,184	$387,871
The provision for income taxes consists of the following:

	Fiscal Year Ended
	2013	2012	2011
Current:
Federal	$80,910	$13,642	$29,238
State	8,225	2,547	3,951
Foreign	69,468	80,003	81,617
	158,603	96,192	114,806
Deferred:
Federal	(13,894)	(20,738)	23,772
State	(1,776)	1,161	707
Foreign	(17,417)	13,660	4,346
	(33,087)	(5,917)	28,825
Provision for income taxes	$125,516	$90,275	$143,631

The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year Ended
	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.2	1.5
U.S. tax on foreign earnings, net of foreign tax credits	(4.6)	0.6	0.2
Effect of international operations	(5.6)	(7.7)	(9.7)
Effect of change in valuation allowances	2.9	2.6	8.7
Effect of worthless stock deduction	—	(9.0)	—
Other	(0.4)	0.1	1.3
Effective tax rate	28.8%	22.8%	37.0%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$293,514	$223,790
Tax credit carryforwards	134,573	94,732
Employee benefits, including stock-based compensation	51,764	60,292
Reorganization and restructuring reserves	3,138	4,410
Inventory	32,627	31,999
Depreciation and amortization	38,899	69,264
Allowance on trade accounts receivable	12,991	13,476
Reserves and accruals not currently deductible for income tax purposes	27,545	26,478
Other	33,308	17,700
Total deferred tax assets	628,359	542,141
Valuation allowance	(315,312)	(241,095)
Subtotal	313,047	301,046
Deferred tax liabilities:	—
Depreciation and amortization	(154,079)	(166,239)
Outside basis difference on earnings of foreign subsidiaries	(60,345)	(61,560)
Other	(15,250)	(17,272)
Total deferred tax liabilities	(229,674)	(245,071)
Net deferred tax assets	$83,373	$55,975

Out of the amounts shown above, net current deferred tax assets of $83,001 and $106,986 are included in other current assets at December 28, 2013 and December 29, 2012, respectively. Net non-current deferred tax assets of $372 as of December 28, 2013 are included in other non-current assets and net non-current deferred tax liabilities of $51,011 as of December 29, 2012 are included in deferred income taxes.
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
At December 28, 2013, we had deferred tax assets related to net operating loss carryforwards of $293,514, along with a valuation allowance of $235,757, with the net amount reflecting the amount more likely than not to be realized. Of the remaining $57,757 of net deferred tax assets associated with NOL carryforwards, $22,001 has no expiration date. Included in the amounts noted above at December 28, 2013 is $59,494 of deferred tax assets for local statutory losses that were generated by our Luxembourg subsidiary during 2013, along with an offsetting valuation allowance. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities. We monitor all of our other deferred tax assets for realizability in a similar manner to those described above and will record or release valuation allowances as required to reflect the amount more likely than not to be realized.
At December 28, 2013, our total deferred tax assets related to foreign tax credit carryforwards in the U.S. was $134,342 and our total valuation allowance related to such credit carryforwards was $55,508, with the net amount reflecting the amount more likely than not to be realized based on our current ability to generate the character of income required to utilize these credits prior to expiry through 2021.

The valuation allowance increased by a net $74,217 during 2013, driven largely by the increase in the valuation allowance on deferred tax assets related to the net operating losses in Luxembourg and the foreign tax credit carryforwards, as noted above.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The remaining increase relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts which became realizable based on taxable income generated in the current year, as well as the impacts of translation adjustments for previously established valuation allowances in currencies other than the U.S. dollar.
We have not provided deferred taxes on undistributed earnings from certain of our foreign subsidiaries that are indefinitely reinvested. These undistributed earnings may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total net undistributed earnings upon which we have not provided deferred tax total approximately $2,000,000 at December 28, 2013, and $2,100,000 at December 29, 2012. A determination of the deferred tax liability on such earnings is not practicable as such liability is dependent upon our U.S. foreign tax credit position that would exist at the time any remittance would occur.
Tax benefits claimed from the exercise of employee stock options and other employee stock programs that are in excess of (less than) the amount recorded upon grant are recorded as an increase (decrease) in stockholders’ equity. In 2013, 2012 and 2011, these amounts totaled $422, $5,810 and $3,625, respectively.
The total amount of gross unrecognized tax benefits is $35,398 as of December 28, 2013, substantially all of which would impact the effective tax rate if recognized. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2013	2012	2011
Gross unrecognized tax benefits at beginning of the year	$38,790	$24,888	$23,641
Increases in tax positions for prior years	4,918	17,281	3,953
Decreases in tax positions for prior years	(61)	(900)	(1,221)
Increases in tax positions for current year	737	2,716	1,197
Decreases in tax positions for current year	—	—	—
Settlements	(1,078)	(343)	(789)
Lapse in statute of limitations	(7,908)	(4,852)	(1,893)
Gross unrecognized tax benefits at end of the year	$35,398	$38,790	$24,888
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 28, 2013, the total accrual for interest and penalties on our unrecognized tax benefits is $7,333.
We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., the IRS has concluded its examination for the years prior to 2010. In our material tax jurisdictions, the statute of limitations is open, in general, for three - five years.
It is possible that within the next twelve months, ongoing tax examinations in the U.S. states and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.
Note 8 — Derivative Financial Instruments
Our derivatives designated as hedging instruments have consisted primarily of foreign currency forward contracts to hedge certain foreign currency-denominated intercompany management fees. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At December 28, 2013 and December 29, 2012, we had no derivatives that are designated as hedging instruments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts(1)		Fair Value
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$334,519	$817,172	$2,942	$2,897
Accrued expenses
Foreign exchange contracts	1,486,407	607,836	(8,887)	(3,776)
Total	$1,820,926	$1,425,008	$(5,945)	$(879)
(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

	Fiscal Year Ended
	2013	2012	2011
Net gain (loss) recognized in earnings	(11,657)	(35,181)	1,799

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
As of December 28, 2013, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$50,735	$50,735	$—	$—
Marketable trading securities (a)	53,856	53,856	—	—
Derivative assets	2,942	—	2,942	—
Total assets at fair value	$107,533	$104,591	$2,942	$—

Liabilities:
Derivative liabilities	$8,887	$—	$8,887	$—
Contingent consideration	3,650	—	—	3,650
Total liabilities at fair value	$12,537	$—	$8,887	$3,650
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
Our senior unsecured notes due in 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	December 28, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Liabilities:
Senior unsecured notes, 5.25% due 2017	$300,000	$318,000	$—	$318,000	$—
Senior unsecured notes, 5.00% due 2022	298,454	301,200	—	301,200	—
	$598,454	$619,200	$—	$619,200	$—

	December 29, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Liabilities:
Senior unsecured notes, 5.25% due 2017	$300,000	$326,000	$—	$326,000	$—
Senior unsecured notes, 5.00% due 2022	298,275	307,000	—	307,000	—
	$598,275	$633,000	$—	$633,000	$—
The carrying amounts of our trade accounts receivable, accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. Our North American, European and Asia-Pacific revolving trade accounts receivable-backed financing programs bear interest at variable rates based on designated commercial paper rates and local reference rates, respectively, plus a predetermined fixed margin. The interest rates of our revolving unsecured credit facilities and other debt are dependent upon the local short-term bank indicator rate for a particular currency, which also resets regularly. The carrying amounts of all these facilities approximate their fair value because of the revolving nature of the borrowings and because the all-in rate (consisting of variable rates and fixed margin) adjusts regularly to reflect current market rates with appropriate consideration for our credit profile.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 10 — Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,401 at December 28, 2013 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($12,368 at December 28, 2013 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,034 at December 28, 2013 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($6,755 at December 28, 2013 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,272 at December 28, 2013 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($636 at December 28, 2013 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,556 at December 28, 2013 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,278 at December 28, 2013 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at December 28, 2013 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 206,701 ($87,815 at December 28, 2013 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for 2013, 2012 and 2011. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $5,600. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

We lease the majority of our facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2013, 2012 and 2011 was $113,709, $96,669 and $93,725, respectively.
Future minimum rental commitments on operating leases that have remaining noncancelable lease terms as of December 28, 2013 are as follows:

2014	$102,351
2015	71,865
2016	59,779
2017	50,019
2018	41,983
Thereafter	96,450
$422,447
The above minimum payments have not been reduced by minimum sublease rental income of $6,980 due in the future under noncancelable sublease agreements as follows: $4,277 and $2,703 in 2014 and 2015, respectively.
Note 11 — Segment Information
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
Geographic areas in which we operated our IT distribution reporting segments during 2013 include North America (the United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, Israel, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Lebanon, United Arab Emirates, Turkey, Egypt and South Africa), and Latin America (Brazil, Chile, Colombia, Mexico, Peru, and our Latin American export operations in Miami).
Our BrightPoint reporting segment has operations in the following geographic areas: the United States, Denmark, Finland, Germany, Norway, Poland, Portugal, Senegal, Slovakia, South Africa, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom, Australia, Hong Kong, India, Malaysia, New Zealand and Singapore.
We do not allocate stock-based compensation recognized (see Note 12) to our operating units; therefore, we are reporting this as a separate amount.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Fiscal Year Ended
	2013	2012	2011
Net sales
IT Distribution:
North America	$16,433,994	$15,880,103	$15,250,560
Europe	10,843,514	10,614,811	11,371,043
Asia-Pacific	8,698,116	8,347,170	7,920,649
Latin America	2,051,899	1,943,841	1,786,449
BrightPoint	4,526,395	1,041,374	—
Total	$42,553,918	$37,827,299	$36,328,701
Income from operations
IT Distribution:
North America	$296,263	$283,689	$281,155
Europe	84,966	103,278	136,306
Asia-Pacific	74,394	53,613	46,508
Latin America	43,080	37,700	25,488
BrightPoint	46,512	11,290	—
Stock-based compensation expense	(30,340)	(27,218)	(30,811)
Total	$514,875	$462,352	$458,646
Capital expenditures
IT Distribution:
North America	$62,513	$64,529	$91,873
Europe	6,498	4,420	8,745
Asia-Pacific	10,164	17,945	21,100
Latin America	1,516	1,161	470
BrightPoint	14,948	4,245	—
Total	$95,639	$92,300	$122,188
Depreciation
IT Distribution:
North America	$34,282	$26,677	$27,520
Europe	9,702	10,133	10,892
Asia-Pacific	7,570	6,987	4,759
Latin America	1,356	1,265	1,561
BrightPoint	27,525	4,643	—
Total	$80,435	$49,705	$44,732
Amortization of intangible assets
IT Distribution:
North America	$8,374	$6,706	$7,539
Europe	2,002	3,857	2,313
Asia-Pacific	830	1,079	1,797
Latin America	887	902	901
BrightPoint	36,387	8,167	—
Total	$48,480	$20,711	$12,550

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segments are as follows:

	Fiscal Year Ended
	2013	2012	2011
Integration, transition and other costs (a)
IT Distribution:
North America	$(17,123)	$8,515	$—
Europe	5,839	—	—
Asia-Pacific	2,210	43	—
Latin America	(1,033)	1,923	—
BrightPoint	10,546	5,884	—
Total	$439	$16,365	$—
(a) Costs are primarily for legal, consulting and other costs associated with the integration of BrightPoint, acquisitions-related costs and other transition costs incurred for certain executives, charged to SG&A expenses. For the fiscal year ended December 28, 2013, also included is a gain of $28,461 and $1,033 related to the settlement of legal matters in North America and Latin America, respectively. For the fiscal year ended December 29, 2012, it also included asset impairments of $1,923 associated with our closure of in-country Argentina operations in Latin America, charged to SG&A expenses.
For a segment breakdown of reorganization costs, refer to Note 3.

	Fiscal Year End
	2013	2012
Identifiable assets
IT Distribution:
North America	$3,965,210	$4,103,657
Europe	3,630,667	2,883,678
Asia-Pacific	1,429,984	1,880,431
Latin America	836,188	652,552
BrightPoint	1,929,146	1,960,130
Total	$11,791,195	$11,480,448
Long-lived assets
IT Distribution:
North America	$402,823	$329,175
Europe	45,951	50,498
Asia-Pacific	42,548	45,898
Latin America	8,447	9,415
BrightPoint	364,353	418,820
Total	$864,122	$853,806
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Fiscal Year End
	2013		2012		2011
Net sales
United States	$15,667,744	37%	$14,464,308	38%	$13,385,690	37%
Outside of the United States	26,886,174	63	23,362,991	62	22,943,011	63
Total	$42,553,918	100%	$37,827,299	100%	$36,328,701	100%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

	Fiscal Year End
	2013		2012
Long-lived assets:
United States	$625,719	72%	$595,949	70%
Outside of the United States	238,403	28	257,857	30
Total	$864,122	100%	$853,806	100%
Note 12 — Stock-Based Compensation
Our stock-based compensation expense for 2013, 2012 and 2011 was $30,340, $27,218 and $30,811, respectively, and the related income tax benefits were $9,161, $8,075 and $8,760, respectively.

We have elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on historical experience and the terms and conditions of the stock-based awards granted to employees. The fair value of options granted in 2013, 2012 and 2011 was estimated assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2013	2012	2011
Expected life of stock options	3.1 years	5.0 years	5.0 years
Risk-free interest rate	0.57%	0.89%	2.11%
Expected stock volatility	25.9%	34.6%	32.7%
Fair value of options granted	$3.62	$5.79	$6.35
Equity Incentive Plan
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
We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of up to three years and have expiration dates not longer than 10 years. In 2013, a majority of the options granted had a contractual term of four years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2013, 2012 and 2011, the performance measures for restricted stock and restricted stock units for grants to management were based on earnings growth, return on invested capital total shareholder return and profit before tax. As of December 28, 2013, approximately 13,805 shares were available for grant under the 2011 Amended Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
During 2013, 2012 and 2011 previously granted restricted stock units of 2,101, 2,132 and 1,144, respectively, were converted to Class A Common Stock. Approximately 684, 683 and 326 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $13,045, $13,011 and $6,294 in 2013, 2012 and 2011, respectively. The withheld shares had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. Of the restricted stock and/or units that were converted to Class A Common Stock, there were 1,535, 1,495 and 133 in 2013, 2012 and 2011, respectively, based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. In 2011, the Human Resources Committee

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

of the Board of Directors determined that the performance measures for certain performance-based grants were not met, resulting in the cancellation of approximately 772 restricted stock units.

Stock Award Activity
Stock option activity under the 2011 Amended Plan was as follows for the three years ended December 28, 2013:

	No. of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	10,415	$16.41	3.7
Granted	40	19.62
Exercised	(2,397)	15.44
Forfeited/cancelled/expired	(42)	16.25
Outstanding at December 31, 2011	8,016	16.72	2.8
Granted	51	18.31
Exercised	(2,116)	14.80
Forfeited/cancelled/expired	(306)	18.37
Outstanding at December 29, 2012	5,645	17.36	2.7
Granted	1,452	25.70
Exercised	(2,619)	16.56
Forfeited/cancelled/expired	(291)	20.14
Outstanding at December 28, 2013	4,187	20.56	3.1	$15,469
Vested and expected to vest at December 28, 2013	4,022	20.34	3.1	$15,469
Exercisable at December 28, 2013	2,783	17.83	2.7	$15,444
The aggregate intrinsic value in the table above represents the difference between our closing stock price on December 28, 2013 and the option exercise price, multiplied by the number of in-the-money options on December 28, 2013. This amount changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised in 2013, 2012 and 2011 was $11,655, $8,273 and $9,999, respectively. Total fair value of stock options expensed was $458, $298 and $251 for 2013, 2012 and 2011, respectively. As of December 28, 2013, the unrecognized stock-based compensation costs related to stock options was $4,803. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.9 years.
Cash received from stock option exercises in 2013, 2012 and 2011 was $43,384, $31,335 and $39,465, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $3,785, $2,975 and $3,248 in 2013, 2012 and 2011, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 28, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 28, 2013	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable at December 28, 2013	Weighted- Average Exercise Price
$10.62 – $17.80	1,296	2.8	$15.96	1,292	$15.96
$17.92 – $20.70	1,474	2.6	19.43	1,474	19.43
$20.80 – $21.60	17	3.2	21.50	17	21.50
$26.00 – $26.00	1,400	3.9	26.00	—	—
	4,187	3.1	20.56	2,783	17.83

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Activity related to restricted stock and restricted stock units was as follows for the three years ended December 28, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2011	5,110	$10.84
Granted	1,961	19.37
Vested	(1,145)	9.92
Forfeited	(1,006)	18.02
Non-vested at December 31, 2011	4,920	12.98
Granted	2,866	17.21
Vested	(2,132)	12.79
Forfeited	(147)	17.66
Non-vested at December 29, 2012	5,507	15.13
Granted	4,071	19.26
Vested	(2,101)	18.34
Forfeited	(447)	17.74
Non-vested at December 28, 2013	7,030	16.39
As of December 28, 2013, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $57,513. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.5 years.
Note 13 — Employee Benefit Plans
Our U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $4,891, $4,350 and $3,859 in 2013, 2012 and 2011, respectively.

Note 14 — Common Stock
Share Repurchase Program
In October 2010, our Board of Directors authorized a $400,000 share repurchase program that has been extended to October 27, 2015, of which $124,095 was remaining for repurchase at December 28, 2013. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (see Note 12). We did not repurchase shares during the year ended December 28, 2013.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Our stock repurchase and issuance activity for 2013, 2012 and 2011 are summarized as follows:

	Shares Repurchased	Weighted- Average Price Per Share	Net Amount Repurchased
Cumulative balance at January 1, 2011	23,713	$16.40	$388,817
Repurchase of Class A Common Stock	12,476	18.11	225,905
Issuance of Class A Common Stock	(546)	19.01	(10,391)
Cumulative balance at December 31, 2011	35,643	16.96	604,331
Repurchase of Class A Common Stock	2,729	18.32	50,000
Issuance of Class A Common Stock	(343)	18.27	(6,265)
Cumulative balance at December 29, 2012	38,029	17.04	648,066
Issuance of Class A Common Stock	(508)	17.24	(8,766)
Cumulative balance at December 28, 2013	37,521	17.04	$639,300
Classes of Common Stock
We have two classes of Common Stock, consisting of 500,000 authorized shares of $0.01 par value Class A Common Stock and 135,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000 authorized shares of $0.01 par value Preferred Stock.

There were no issued and outstanding shares of Class B Common Stock or Preferred Stock during the three-year period ended December 28, 2013. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended December 28, 2013, is as follows:

Class A Common Stock
January 1, 2011	158,745
Stock options exercised	2,397
Release of restricted stock units, net of shares withheld for employee taxes	791
Grant of restricted Class A Common Stock	27
Repurchase of Class A Common Stock	(12,476)
December 31, 2011	149,484
Stock options exercised	2,116
Release of restricted stock units, net of shares withheld for employee taxes	1,432
Grant of restricted Class A Common Stock	17
Repurchase of Class A Common Stock	(2,729)
December 29, 2012	150,320
Stock options exercised	2,619
Release of restricted stock units, net of shares withheld for employee taxes	1,402
Grant of restricted Class A Common Stock	15
Repurchase of Class A Common Stock	—
December 28, 2013	154,356

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 15 - Legal Settlement
We have been a claimant in a class action proceeding seeking damages from certain manufacturers of LCD flat panel displays.  On July 12, 2013, the federal district judge overseeing the proceeding issued an order approving a plan of distribution to the class claimants.  In July 2013, we received a distribution of $29,494, net of all attorney fees and expenses, which was reflected as a reduction of selling, general and administrative expenses in 2013.  In January 2014, the federal district judge overseeing the proceeding issued an order approving a final distribution which entitles us to an incremental award of approximately $6,500, net of all attorney fees and expenses, which is expected to be received and recognized in the first quarter of 2014.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In 000s)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Year
Allowance for doubtful accounts:
2013	$63,815	$13,564	$(21,217)	$297	$56,459
2012	50,635	18,054	(19,177)	14,303	63,815
2011	67,006	7,960	(21,841)	(2,490)	50,635
Allowance for sales returns:
2013	$14,219	$202,674	$(204,133)	$332	$13,092
2012	9,601	170,608	(169,483)	3,493	14,219
2011	8,788	203,567	(202,532)	(222)	9,601

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ingram Micro Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations, and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 18, 2014

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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 28, 2013.
The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The Notice and Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, certain portions of which are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).
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

4.3
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4
Indenture, dated August 10, 2012 between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.5
Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

10.1†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2†
Compensation Plan — First Amendment to the Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.3†
Amended and Restated Compensation Policy for Members of the Board of Directors (as amended September 17, 2013) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed September 19, 2013)

Exhibit No.	Exhibit
10.4†
Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

10.5†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.6†	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

10.7†	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)

10.8†	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)

10.9†	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)

10.10†	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

10.11†	Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)

10.12†	Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)

10.13†	Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)

10.14†	Retirement Program — Ninth Amendment to 401K Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro’s Annual Report on Form 10-K for the 2010 fiscal year, the “2010 10-K”)

10.15†	Retirement Program — Tenth Amendment to 401K Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year, the “2011 10-K”)

10.16†
Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)

10.17†	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to the 2009 10-K)

10.18†	Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.19†
Retirement Program — Amendment No. 3 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.17 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2012 fiscal year)

10.20†
Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008)

10.21†	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.22†	First Amendment to the Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.23†
Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010, the “September 2010 8-K”)

10.24†	Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on January 21, 2010)

Exhibit No.	Exhibit
10.25†	Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)

10.26
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

10.27	Amendment No. 1 to Credit Agreement dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 16, 2013)

10.28	Lender Joinder Agreement dated as of November 26, 2012 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 26, 2012)

10.29
Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.30
Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.31
Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.32	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.33
Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.34*	Amendment No. 4 dated November 1, 2013 to the Receivables Purchase Agreement

10.35
Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

10.36†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.37†
Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.38†	Separation Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.39†	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.40†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.41†	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.42†
Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.43†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

Exhibit No.	Exhibit
10.44†
Separation Agreement effective December 7, 2012 between Keith W.F. Bradley and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2012)

10.45†	Amendment to Separation Agreement with Keith W.F. Bradley (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2013)

10.46†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

10.47†	Offer Letter to Paul Read dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2013)

10.48*†	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan effective as of January 1, 2013

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.2†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

99.3†
Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)

99.4†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)

99.5†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)

99.6†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)

99.7†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)

99.8†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)

99.9†	Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)

99.10†	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.11 to the 2011 10-K)

99.11†	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.12 to the 2011 10-K)

99.12†	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)

Exhibit No.	Exhibit
99.13†	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to the 2011 10-K)

99.14†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to the 2010 10-K)

99.15†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to the 2010 10-K)

99.16†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to the 2010 10-K)

99.17†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to the 2010 10-K)

99.18†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.19 to the 2011 10-K)

99.19†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to the 2010 10-K)

99.20	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
February 18, 2014
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Alain Monié	Chief Executive Officer; Director (Principal Executive Officer)	February 18, 2014
Alain Monié

/s/ William D. Humes	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2014
William D. Humes

/s/ Dale R. Laurance	Chairman of the Board	February 18, 2014
Dale R. Laurance

/s/ Howard I. Atkins	Director	February 18, 2014
Howard I. Atkins

/s/ Leslie S. Heisz	Director	February 18, 2014
Leslie S. Heisz

/s/ John R. Ingram	Director	February 18, 2014
John R. Ingram

/s/ Orrin H. Ingram II	Director	February 18, 2014
Orrin H. Ingram II

/s/ Linda Fayne Levinson	Director	February 18, 2014
Linda Fayne Levinson

/s/ Scott A. McGregor	Director	February 18, 2014
Scott A. McGregor

/s/ Wade Oosterman	Director	February 18, 2014
Wade Oosterman

/s/ Michael T. Smith	Director	February 18, 2014
Michael T. Smith

/s/ Joe B. Wyatt	Director	February 18, 2014
Joe B. Wyatt

EXHIBIT INDEX

Exhibit No.	Exhibit

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

4.3
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4
Indenture, dated August 10, 2012 between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.5
Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

10.1†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2†
Compensation Plan — First Amendment to the Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.3†
Amended and Restated Compensation Policy for Members of the Board of Directors (as amended September 17, 2013) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed September 19, 2013)

10.4†
Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

10.5†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.6†	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

10.7†	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)

10.8†	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)

10.9†	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)

10.10†	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

10.11†	Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)

10.12†	Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)

10.13†	Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)

10.14†	Retirement Program — Ninth Amendment to 401K Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro’s Annual Report on Form 10-K for the 2010 fiscal year, the “2010 10-K”)

10.15†	Retirement Program — Tenth Amendment to 401K Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year, the “2011 10-K”)

10.16†
Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to the December 2008 8-K)

10.17†	Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to the 2009 10-K)

10.18†	Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.16 to the 2011 10-K)

10.19†
Retirement Program — Amendment No. 3 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.17 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2012 fiscal year)

10.20†
Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2008 quarter ended June 28, 2008)

10.21†	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.22†	First Amendment to the Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.23†
Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010, the “September 2010 8-K”)

10.24†	Ingram Micro Inc. Compensation Recovery Policy, dated January 20, 2010 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on January 21, 2010)

10.25†	Employment Letter dated June 8, 2009 to Alain Maquet (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended July 4, 2009)

10.26
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

10.27	Amendment No. 1 to Credit Agreement dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 16, 2013)

10.28	Lender Joinder Agreement dated as of November 26, 2012 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 26, 2012)

10.29
Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.30
Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.31
Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.32	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.33
Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.34*	Amendment No. 4 dated November 1, 2013 to the Receivables Purchase Agreement

10.35
Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

10.36†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.37†
Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.38†	Separation Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.39†	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.40†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.41†	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.42†
Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.43†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

10.44†
Separation Agreement effective December 7, 2012 between Keith W.F. Bradley and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2012)

10.45†	Amendment to Separation Agreement with Keith W.F. Bradley (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2013)

10.46†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

10.47†	Offer Letter to Paul Read dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2013)

10.48*†	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan effective as of January 1, 2013

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.2†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

99.3†
Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)

99.4†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)

99.5†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)

99.6†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)

99.7†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)

99.8†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)

99.9†	Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)

99.10†	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.11 to the 2011 10-K)

99.11†	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.12 to the 2011 10-K)

99.12†	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)

99.13†	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to the 2011 10-K)

99.14†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to the 2010 10-K)

99.15†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to the 2010 10-K)

99.16†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to the 2010 10-K)

99.17†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to the 2010 10-K)

99.18†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.19 to the 2011 10-K)

99.19†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to the 2010 10-K)

99.20	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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