Form 10-Q
period 2014-03-29
INGRAM MICRO INC
filed 2014-04-24
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 155,194,803 shares of Class A Common Stock, par value $0.01 per share, outstanding at March 29, 2014.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$424,511	$674,390
Trade accounts receivable (less allowances of $70,643 and $69,533)	4,550,176	5,454,832
Inventory	3,896,389	3,724,447
Other current assets	600,165	521,902
Total current assets	9,471,241	10,375,571
Property and equipment, net	490,288	488,699
Goodwill	527,526	527,526
Intangible assets, net	365,351	375,423
Other assets	39,961	23,976
Total assets	$10,894,367	$11,791,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,217,255	$6,175,604
Accrued expenses	571,752	710,040
Short-term debt and current maturities of long-term debt	167,289	48,772
Total current liabilities	5,956,296	6,934,416
Long-term debt, less current maturities	848,499	797,454
Other liabilities	104,759	109,700
Total liabilities	6,909,554	7,841,570
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 192,625 and 191,877 shares issued and 155,195 and 154,356 shares outstanding in 2014 and 2013, respectively	1,926	1,919
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,427,720	1,413,949
Treasury stock, 37,430 and 37,521 shares in 2014 and 2013, respectively	(637,749)	(639,300)
Retained earnings	3,086,320	3,061,487
Accumulated other comprehensive income	106,596	111,570
Total stockholders’ equity	3,984,813	3,949,625
Total liabilities and stockholders’ equity	$10,894,367	$11,791,195
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net sales	$10,383,989	$10,262,444
Cost of sales	9,773,409	9,677,139
Gross profit	610,580	585,305
Operating expenses:
Selling, general and administrative	489,644	474,078
Amortization of intangible assets	14,152	11,765
Reorganization costs	38,424	8,666
	542,220	494,509
Income from operations	68,360	90,796
Other expense (income):
Interest income	(1,425)	(1,829)
Interest expense	19,322	15,638
Net foreign exchange loss (gain)	1,588	(1,934)
Other	4,983	2,869
	24,468	14,744
Income before income taxes	43,892	76,052
Provision for income taxes	19,059	26,293
Net income	$24,833	$49,759
Basic earnings per share	$0.16	$0.33
Diluted earnings per share	$0.16	$0.32
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net income	$24,833	$49,759
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,974)	(19,083)
Net unrealized gain on foreign currency forward contracts designated as cash flow hedges	—	422
Other comprehensive loss, net of tax	(4,974)	(18,661)
Comprehensive income	$19,859	$31,098
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$24,833	$49,759
Adjustments to reconcile net income to cash used by operating activities:
Depreciation and amortization	34,219	29,992
Stock-based compensation	7,886	7,416
Excess tax benefit from stock-based compensation	(2,210)	(748)
Noncash charges for interest and bond discount amortization	587	608
Deferred income taxes	4,526	19,586
Changes in operating assets and liabilities:
Trade accounts receivable	896,266	926,539
Inventory	(184,173)	(232,082)
Other current assets	(107,723)	(9,365)
Accounts payable	(985,564)	(867,171)
Change in book overdrafts	32,255	(65,713)
Accrued expenses	(147,332)	(40,622)
Cash used by operating activities	(426,430)	(181,801)
Cash flows from investing activities:
Capital expenditures	(22,320)	(15,431)
Sale of (investment in) marketable securities, net	(50)	650
Cost-based investment	(10,000)	—
Cash used by investing activities	(32,370)	(14,781)
Cash flows from financing activities:
Proceeds from exercise of stock options	23,014	11,718
Excess tax benefit from stock-based compensation	2,210	748
Net proceeds from revolving credit facilities	173,075	147,795
Cash provided by financing activities	198,299	160,261
Effect of exchange rate changes on cash and cash equivalents	10,622	3,804
Decrease in cash and cash equivalents	(249,879)	(32,517)
Cash and cash equivalents, beginning of period	674,390	595,147
Cash and cash equivalents, end of period	$424,511	$562,630
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of March 29, 2014, our consolidated results of operations and comprehensive income for the thirteen weeks ended March 29, 2014 and March 30, 2013 and our consolidated cash flows for the thirteen weeks ended March 29, 2014 and March 30, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2013. The consolidated results of operations for the thirteen weeks ended March 29, 2014 may not be indicative of the consolidated results of operations that can be expected for the full year.
Book Overdrafts
Book overdrafts of $380,092 and $347,837 as of March 29, 2014 and December 28, 2013, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of March 29, 2014 and December 28, 2013, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 29, 2014 and December 28, 2013, we had a total of $211,261, and $381,451, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $956 and $532 incurred for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Share Repurchase Program
Our Board of Directors has authorized a $400,000 share repurchase program that expires on October 27, 2015, of which $124,095 was remaining for repurchase at March 29, 2014. Under this program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 4). We did not repurchase shares during the thirteen weeks ended March 29, 2014. Our treasury stock issuance activity for the thirteen weeks ended March 29, 2014 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at December 28, 2013	37,521	$17.04	$639,300
Issuance of Class A Common Stock	91	17.21	1,551
Cumulative balance of treasury stock at March 29, 2014	37,430	17.04	$637,749

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
The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net income	$24,833	$49,759
Weighted average shares	154,771	151,084
Basic EPS	$0.16	$0.33
Weighted average shares, including the dilutive effect of stock-based awards (4,229 and 3,473 for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively)	159,000	154,557
Diluted EPS	$0.16	$0.32

There were approximately 1,466 and 1,708 stock-based awards for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

Note 4 – Stock-Based Compensation
We currently have a single stock incentive plan, the 2011 Incentive Plan, for the granting of equity-based incentive awards. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital, total shareholder return, income from operations as a percent of revenue and income before tax.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Awards granted under the 2011 Incentive Plan were as follows:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Stock options granted (a)	61	52
Restricted stock and restricted stock units granted (a)	87	962

Stock-based compensation expense	$7,886	$7,416
Related income tax benefit	$2,706	$2,209

Exercised stock options	546	754
Vested restricted stock and/or restricted stock units (b)	427	1,878

(a)
As of March 29, 2014, approximately 17,701 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

(b)
Includes 247 and 1,535 shares, for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors.

Note 5 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	March 29, 2014	December 28, 2013	March 29, 2014	December 28, 2013
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$916,249	$334,519	$5,021	$2,942
Accrued expenses
Foreign exchange contracts	946,667	1,486,407	(4,502)	(8,887)
Total	$1,862,916	$1,820,926	$519	$(5,945)
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
The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in foreign currency exchange loss as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Net gain (loss) recognized in earnings	$(14,667)	$19,094
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
As of March 29, 2014, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	March 29, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$585	$585	$—	$—
Marketable trading securities (a)	54,432	54,432	—	—
Derivative assets	5,021	—	5,021	—
Total assets at fair value	$60,038	$55,017	$5,021	$—

Liabilities:
Derivative liabilities	$4,502	$—	$4,502	$—
Contingent consideration	3,650	—	—	3,650
Total liabilities at fair value	$8,152	$—	$4,502	$3,650

(a)	Included in other current assets in our consolidated balance sheet.

As of December 28, 2013, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$50,735	$50,735	$—	$—
Marketable trading securities (a)	53,856	53,856	—	—
Derivative assets	2,942	—	2,942	—
Total assets at fair value	$107,533	$104,591	$2,942	$—

Liabilities:
Derivative liabilities	$8,887	$—	$8,887	$—
Contingent consideration	3,650	—	—	3,650
Total liabilities at fair value	$12,537	$—	$8,887	$3,650

(a)	Included in other current assets in our consolidated balance sheet.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Our senior unsecured notes due in 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	March 29, 2014
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$324,000	$—	$324,000	$—	$300,000
Senior unsecured notes, 5.00% due 2022	314,400	—	314,400	—	298,499
	$638,400	$—	$638,400	$—	$598,499

	December 28, 2013
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$318,000	$—	$318,000	$—	$300,000
Senior unsecured notes, 5.00% due 2022	301,200	—	301,200	—	298,454
	$619,200	$—	$619,200	$—	$598,454

Note 7 – Acquisitions, Goodwill and Intangible Assets
On December 2, 2013, we acquired all of the issued and outstanding shares of Shipwire, Inc. or Shipwire, a global provider of e-commerce fulfillment services for small-to-medium-sized business worldwide, for cash of $86,000. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were goodwill of $65,000, and identifiable intangible assets of $25,000, primarily consisting of software, trade name and customer relationships with estimated lives of five years. The goodwill recognized in connection with the acquisition is primarily attributable to the assembled workforce and our expectation of extending Shipwire's brand and the reach of its networked platform, while enhancing our existing portfolio of products and services. We believe this acquisition will expand our solutions offerings into the large and growing e-commerce fulfillment market.
On September 30, 2013, we completed the acquisition of Norcross, Georgia-based CloudBlue Technologies, Inc. or CloudBlue, a provider of enterprise IT asset disposition, on-site data destruction and e-waste recycling services to large enterprise customers for cash of $38,500. We have preliminarily allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values which included approximately $15,000 of intangible assets and approximately $25,000 of goodwill. The identifiable intangible assets primarily consisted of customer relationships, software and trade name with estimated useful lives up to five years. The goodwill recognized is primarily attributable to the assembled workforce and our expectation of expanding our supply chain solutions portfolio with a full suite of in-demand services.
On September 12, 2013, we acquired all of the outstanding shares of Canada-based SoftCom Inc. or Softcom, a leading cloud marketplace and global service provider, for cash of $11,000 and payment of outstanding debt of $3,400. In addition, the purchase price includes a deferred payment of $5,000, payable over three years and a $3,650 three-year performance-based earn-out. We have preliminarily allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values with approximately $9,000 of intangible assets and approximately $15,000 of goodwill. The identifiable intangible assets primarily consisted of domain names and software with estimated useful lives of six years. The goodwill recognized is primarily attributable to the assembled workforce and the enhancement of our cloud offerings road map.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 20 years with the predominant amounts having lives of 3 to 10 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	March 29, 2014	December 28, 2013
Gross carrying amount of finite-lived intangible assets	$496,937	$496,789
Net carrying amount of finite-lived intangible assets	$365,351	$375,423

Note 8 – Reorganization Costs
2014 Actions
In order to further enhance our ability to innovate and respond to market needs with greater speed and efficiency, on February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involves the following three critical aspects:

1.	Aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources;

2.	De-layering and simplifying the organization to enable us to be more nimble, responsive and collaborative; and

3.	Maintaining investments in expertise and capabilities to continue to transform our business mix in faster growing, higher margin businesses.
As a result of the organizational effectiveness program, we recognized reorganization charges in the first quarter of 2014 primarily related to employee termination benefits.
2013 Actions
During the third quarter of 2013, we announced a plan to reduce headcount in Germany to respond to the market environment resulting in reorganization charges primarily related to employee termination benefits. In addition, we exited a BrightPoint facility in the U.S. resulting in reorganization charges primarily related to facility exit costs and employee termination benefits.
Earlier in 2013, we began integrating certain BrightPoint operations into Ingram Micro, resulting in headcount reductions and facility exit costs. We continued to move certain transaction-oriented service and support functions in Europe to our European shared services center and exited a portion of one of our Australian offices. Associated with these actions, we incurred reorganization costs primarily related to employee termination benefits throughout our regions and facility exit costs in Australia.
2012 Actions and Prior Actions
In 2012 and earlier, we implemented headcount reductions primarily in Australia and New Zealand to better align our operating expenses with each country’s then lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We closed our in-country Argentina operations and are now servicing this market through our export operations in Miami. Associated with these actions, we incurred net reorganization costs related to employee termination benefits. We also launched various other outsourcing and optimization plans, to improve operating efficiencies and better align our level of operating expenses with sales volumes, resulting in headcount reductions in certain operations in North America, Europe and Latin America. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended March 29, 2014 and March 30, 2013 are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended March 29, 2014
IT Distribution:
North America		$6,222	$—	$6,222	$—	$6,222
Europe		28,989	—	28,989	(36)	28,953
Asia-Pacific		1,340	—	1,340	(115)	1,225
Latin America		469	—	469	—	469
BrightPoint		1,555	—	1,555	—	1,555
Total	746	$38,575	$—	$38,575	$(151)	$38,424

Thirteen weeks ended March 30, 2013
IT Distribution:
North America		$165	$—	$165	$—	$165
Europe		2,679	—	2,679	(163)	2,516
Asia-Pacific		21	3,277	3,298	(12)	3,286
Latin America		—	—	—	—	—
BrightPoint		2,699	—	2,699	—	2,699
Total	120	$5,564	$3,277	$8,841	$(175)	$8,666

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2014 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at December 28, 2013	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation (b)	Remaining Liability at March 29, 2014
2014 Reorganization actions
Employee termination benefits	—	38,575		(4,507)	(180)	33,888	(c)

2013 Reorganization actions
Employee termination benefits	12,889	(151)	(a)	(2,105)	2	10,635
Facility Costs	5,506	—		(1,342)	102	4,266
Subtotal	18,395	(151)		(3,447)	104	14,901	(d)

2012 and prior reorganization actions
Employee termination benefits	1,059	—		—	—	1,059	(e)
Facility Costs	3,020	—		(665)	(37)	2,318	(f)
Subtotal	4,079	—		(665)	(37)	3,377
	$22,474	$38,424		$(8,619)	$(113)	$52,166

(a)
Adjustments reflected in the table above include a reduction of $115 and $36 to reorganization liabilities recorded in prior years in Asia-Pacific and Europe, respectively, for lower than expected employee termination benefits.

(b)	Reflects the net foreign currency impact on the U.S. dollar liability.

(c)	We expect the remaining liabilities to be substantially utilized by the end of 2015.

(d)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(e)	We expect the remaining liabilities to be substantially utilized by the end of 2014.

(f)	We expect the remaining liabilities to be fully utilized by the end of 2015.

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	March 29, 2014	December 28, 2013
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,501 and $1,546, respectively	298,499	298,454
North America revolving trade accounts receivable-backed financing program	250,000	199,000
Lines of credit and other debt	167,289	48,772
	1,015,788	846,226
Short-term debt and current maturities of long-term debt	(167,289)	(48,772)
	$848,499	$797,454
Note 10 – Income Taxes
Our effective tax rate for the thirteen weeks ended March 29, 2014 was 43.4% compared to 34.6% for the thirteen weeks ended March 30, 2013. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets. Our effective tax rate was negatively impacted by approximately 13 percentage points as a result

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

of a large amount of reorganization costs recorded in the thirteen weeks ended March 29, 2014 in jurisdictions under valuation allowance or where the cost is not deductible.
Partially offsetting the negative impact noted above, the thirteen weeks ended March 29, 2014 also included net discrete benefits of approximately $1,991, or 4.5 percentage points of the effective tax rate, which primarily related to positive adjustments to certain deferred tax asset balances. The thirteen weeks ended March 30, 2013 included net discrete benefits of approximately $1,184, or 1.6 percentage points of the effective tax rate due to the release of previously recorded valuation allowances against state net operating losses.
Our effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the items noted above, as well as the relative mix of earnings or losses within the tax jurisdictions in which we operate, such as: (a) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States; (b) losses in certain jurisdictions in which we are not able to record a tax benefit; and (c) changes in the valuation allowance on deferred tax assets.
At March 29, 2014, we had gross unrecognized tax benefits of $35,679 compared to $35,398 at December 28, 2013, representing a net increase of $281 during the thirteen weeks ended March 29, 2014. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $7,814 and $7,333 at March 29, 2014 and December 28, 2013, respectively.
Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the IRS and other tax authorities. The IRS has concluded its examinations of tax years prior to tax year 2010. In 2013, the IRS initiated its examination of tax years 2010 to 2011. It is possible that within the next twelve months, ongoing tax examinations in the United States and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

Note 11 – Segment Information
Subsequent to our acquisition of BrightPoint in October 2012, we have operated predominantly in the following industry segments: (1) distribution of IT products and supply chain solutions worldwide and (2) distribution of mobile devices as well as device lifecycle services and logistics solutions. Our IT distribution reporting segments are based on geographic location, and the measure of segment profit is income from operations.
Geographic areas in which we operated our IT distribution reporting segments during 2014 include North America (the United States and Canada), Europe (Austria, Belgium, France, Germany, Hungary, Italy, Israel, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Lebanon, United Arab Emirates, Turkey, Egypt and South Africa), and Latin America (Brazil, Chile, Colombia, Mexico, Peru, and our Latin American export operations in Miami).
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net sales
IT Distribution:
North America	$3,924,806	$3,867,819
Europe	2,994,398	2,668,995
Asia-Pacific	2,141,220	2,194,507
Latin America	493,465	461,958
BrightPoint	830,100	1,069,165
Total	$10,383,989	$10,262,444
Income from operations
IT Distribution:
North America	$52,838	$55,575
Europe	(7,244)	13,944
Asia-Pacific	12,747	13,835
Latin America	8,989	5,551
BrightPoint	8,916	9,307
Stock-based compensation expense	(7,886)	(7,416)
Total	$68,360	$90,796
Capital expenditures
IT Distribution:
North America	$17,543	$11,026
Europe	1,407	806
Asia-Pacific	1,174	1,126
Latin America	276	316
BrightPoint	1,920	2,157
Total	$22,320	$15,431
Depreciation
IT Distribution:
North America	$9,924	$7,119
Europe	2,161	2,536
Asia-Pacific	2,076	1,845
Latin America	357	329
BrightPoint	5,549	6,398
Total	$20,067	$18,227

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Amortization of intangible assets
IT Distribution:
North America	$4,200	$1,785
Europe	649	498
Asia-Pacific	439	212
Latin America	205	222
BrightPoint	8,659	9,048
Total	$14,152	$11,765
The integration, transition and other costs included in income from operations by reporting segment is as follows:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Integration, transition and other costs (a)
IT Distribution:
North America	$18	$2,309
Europe	227	76
Asia-Pacific	1,336	9
Latin America	—	—
BrightPoint	406	2,183
Total	$1,987	$4,577
(a) Costs are primarily for legal, consulting and other costs associated with the integration of BrightPoint, acquisitions-related costs and other transition costs incurred for certain executives, charged to SG&A expenses. Also included is a gain of $6,600 related to the final settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in 2014 (see Note 13).
For a segment breakdown of reorganization costs, refer to Note 8.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	As of
	March 29, 2014	December 28, 2013
Identifiable assets
IT Distribution:
North America	$3,645,409	$3,965,210
Europe	3,518,619	3,630,667
Asia-Pacific	1,407,718	1,429,984
Latin America	647,248	836,188
BrightPoint	1,675,373	1,929,146
Total	$10,894,367	$11,791,195
Long-lived assets
IT Distribution:
North America	$405,519	$402,823
Europe	52,124	45,951
Asia-Pacific	49,987	42,548
Latin America	7,957	8,447
BrightPoint	340,052	364,353
Total	$855,639	$864,122
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	March 29, 2014		March 30, 2013
Net sales:
United States	$3,735,851	36%	$3,657,340	36%
Outside of the United States	6,648,138	64%	6,605,104	64%
Total	$10,383,989	100%	$10,262,444	100%

			As of
			March 29, 2014	December 28, 2013
Long-lived assets:
United States			$626,284	$625,719
Outside of the United States			229,355	238,403
Total			$855,639	$864,122

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,625 at March 29, 2014 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($12,879 at March 29, 2014 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,490 at March 29, 2014 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,034 at March 29, 2014 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,325 at March 29, 2014 exchange rates) of service taxes due on the importation

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

of software covering the year 2007 plus Brazilian Reais 1,498 ($663 at March 29, 2014 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,745 at March 29, 2014 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,373 at March 29, 2014 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at March 29, 2014 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 215,264 ($95,237 at March 29, 2014 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for the first quarter of 2014 and 2013. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $5,600. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

Note 13 – Legal Settlement
We have been a claimant in a class action proceeding seeking damages from certain manufacturers of LCD flat panel displays.  On July 12, 2013, the federal district judge overseeing the proceeding issued a preliminary order approving a plan of distribution to the class claimants.  In July 2013, we received a distribution of $29,500, net of all attorney fees and expenses, which was reflected as a reduction of selling, general and administrative expenses in the third quarter of 2013. In January 2014, the federal district judge overseeing the proceeding issued an order for the final distribution of the settlement fund. Accordingly, in February 2014, we received an additional $6,600 from the remaining escrowed settlement fund, which we recorded as a reduction of selling, general and administrative expenses in the first quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Exchange Act, as amended. The statement contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements, and may include, but are not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs and benefits to our business; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, as filed with the Securities and Exchange Commission. These factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. We disclaim any duty to update any forward-looking statements. Unless otherwise stated, all currency amounts, other than per share information, contained in Parts I and II are stated in thousands.

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
Over the past few years, we have complemented our internal growth initiatives with strategic business acquisitions including BrightPoint as noted previously; Promark Technology Inc. in North America; Eurequat SA, Intertrade A.F. AG, Paradigm Distribution Ltd., Symtech Nordic AS, Computacenter Distribution, Albora Soluciones SL, interAct BVBA and Aretê Sistemas S.A. in Europe; and Aptec Holdings Inc., Vantex Technology Distribution Limited, Value Added Distributors Limited, Asiasoft Hong Kong Limited and the Cantechs Group in Asia-Pacific. These acquisitions have expanded our geographic reach as well as our presence in the value-added distribution of mobile data and AIDC/POS solutions and in the mid-range enterprise market. In 2013, we completed the strategic acquisitions of Softcom Technologies, Inc. or Softcom, which enhances our cloud offerings roadmap and aggregation platform, and Cloudblue Technologies, Inc. or Cloudblue, which expands our supply-chain capabilities and solutions offerings, both in September 2013. In addition, we acquired Shipwire, Inc., or Shipwire, in December 2013, which enhances our existing portfolio of products and services into the large and growing e-commerce fulfillment market.
We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.

Management's Discussion and Analysis Continued

In order to further enhance our ability to innovate and respond to market needs with greater speed and efficiency, on February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involves the following three critical aspects:

1.	Aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources;

2.	De-layering and simplifying the organization to enable us to be more nimble, responsive and collaborative; and

3.	Maintaining investments in expertise and capabilities to continue to transform our business mix in faster growing, higher margin businesses.
As a result of the alignment and de-layering programs, we expect annual savings between $80,000 and $100,000. Restructuring, transition and other reorganization costs associated with these programs are expected to be between $80,000 and $100,000. The majority of the costs are expected to be incurred in the first half of 2014, with reorganization costs of $38,575 and other transition costs of $3,724 recognized in the first quarter of 2014. We anticipate the majority of the cost savings beginning to occur in the second half of 2014 and the full run rate of savings to be realized in 2015.
We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach. We have deployed SAP in several operations globally beginning in 2009 with our most recent deployment in early 2013 in Colombia. Due to challenges in our earlier round of implementations, additional deployments have been on hold as we continue to address certain improvements within the system to better address our internal and customer needs. We are continuing to evaluate our schedule for deploying the enterprise system in additional locations. While we will adjust the deployment schedule as required to best serve our customers, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from forthcoming deployments.
We sell finished products purchased from many vendors but generated approximately 16% and 11% of our consolidated net sales for the thirteen weeks ended March 29, 2014 and 16% and 10% of our consolidated net sales for the thirteen weeks ended on March 30, 2013 from products purchased from Hewlett-Packard Company and Apple Inc., respectively.
There were no other vendors or any customers that represented 10% or more of our consolidated net sales in either of the periods presented.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended March 29, 2014 Compared to the Thirteen Weeks Ended March 30, 2013

	Thirteen Weeks Ended				Change - Increase (Decrease)
	March 29, 2014		March 30, 2013		Amount	Percentage
Net sales by reporting segment
IT Distribution:
North America	$3,924,806	38%	$3,867,819	38%	$56,987	1.5%
Europe	2,994,398	29%	2,668,995	26%	325,403	12.2%
Asia-Pacific	2,141,220	21%	2,194,507	21%	(53,287)	(2.4)%
Latin America	493,465	5%	461,958	5%	31,507	6.8%
BrightPoint	830,100	8%	1,069,165	10%	(239,065)	(22.4)%
Total	$10,383,989	100%	$10,262,444	100%	$121,545	1.2%

	Thirteen Weeks Ended				Increase (Decrease)
	March 29, 2014		March 30, 2013		Amount
Operating income and operating margin by reporting segment
IT Distribution:
North America	$52,838	1.35%	$55,575	1.44%	$(2,737)
Europe	(7,244)	(0.24)%	13,944	0.52%	(21,188)
Asia-Pacific	12,747	0.60%	13,835	0.63%	(1,088)
Latin America	8,989	1.82%	5,551	1.20%	3,438
BrightPoint	8,916	1.07%	9,307	0.87%	(391)
Stock-based compensation expense	(7,886)	—	(7,416)	—	(470)
Total	$68,360	0.66%	$90,796	0.88%	$(22,436)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net sales	100.00%	100.00%
Cost of sales	94.12	94.30
Gross profit	5.88	5.70
Operating expenses:
Selling, general and administrative	4.71	4.63
Amortization of intangible assets	0.14	0.11
Reorganization costs	0.37	0.08
Income from operations	0.66	0.88
Other expense, net	0.24	0.14
Income before income taxes	0.42	0.74
Provision for income taxes	0.18	0.26
Net income	0.24%	0.48%

Management's Discussion and Analysis Continued

The increase in our consolidated net sales for the thirteen weeks ended March 29, 2014, or first quarter of 2014, compared to the thirteen weeks ended March 30, 2013, or first quarter of 2013, largely reflected good growth in Europe and Latin America, which was partially offset by a decline in BrightPoint revenues primarily related to significantly lower handset sales in Indonesia. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The increase in North American net sales in the first quarter of 2014 compared to the first quarter of 2013 was relatively modest. The selling environment remained very competitive and we were selective in the business we pursued, increasing our mix of higher value business. Advanced solutions continued to perform well, led by strong networking, security and virtualization software sales. We are also getting traction in our Cloud business, although from a small base currently.
The increase in European net sales reflects an improvement in the overall market demand environment across most of Europe. The United Kingdom, France, Netherlands, Spain and Italy all delivered solid double-digit growth in local currencies. The small and medium-sized business market continues to be relatively robust and retail markets showed strength broadly in the region. The translation of stronger local currencies relative to the U.S. dollar had a positive impact of approximately five percentage points on the region's net sales.
The decrease in our Asia-Pacific net sales largely reflects the unfavorable translation impact of weaker local currencies relative to the U.S. dollar, which contributed approximately four percentage points of decline. India continued to deliver double-digit local currency revenue growth and Australia continued to improve with another quarter of year-over-year local currency growth. Our Middle East and Africa business contributed high single-digit revenue growth, benefiting from its focus on high-value offerings of advanced solutions. These strong performances were partially offset by China, where revenues declined by 14% in local currency due to softer demand for some of the products and vendors we carry.
The increase in Latin American net sales reflects continued growth in Brazil, where we are executing well and taking share in a relatively flat demand environment, and in Mexico where we had high single-digit revenue growth, resulting from a more stable demand environment and the restart of government spending. Miami export revenues declined, but operating income dollars were up due to a better mix of higher value products. The translation of weaker local currencies relative to the U.S. dollar had a negative impact of approximately seven percentage points on the region's net sales.
The decrease in our BrightPoint business was primarily due to lower handset sales in Indonesia and the transfer of approximately $100,000 of mobility distribution revenue into our IT distribution business. North America mobility services and distribution revenues both grew, benefiting from new service engagement wins and strong sales of accessories. Europe mobility was impacted by lower volumes of handset distribution in Germany and Austria, due primarily to delays in new product model introduction, but had solid contribution from mobility services. We are focused broadly in our mobility business on building new revenue streams by adding new vendor relationships, developing business in emerging markets, and working to partner with emerging brands from well-known technology firms that are relatively new to the mobility space and want to leverage our industry expertise and broad infrastructure.
Gross margin increased 18 basis points in the first quarter of 2014 compared to the first quarter of 2013 and benefited from a better mix of higher value business due, in part, to earlier strategic investments, as well as contribution from our recent acquisitions.
Total selling, general and administrative expenses, or SG&A expenses, increased $15,566, or 3.4%, in the first quarter of 2014 compared to the first quarter of 2013, and increased eight basis points as a percentage of consolidated net sales. The current year quarter included integration, transition and other costs of $8,587, or eight basis points of consolidated net sales, partially offset by a benefit of approximately $6,600 or six basis points of consolidated net sales, relating to the receipt of the final distribution of a LCD flat panel display class action settlement recorded in the first quarter of 2014. The prior year included integration, transition and other costs of $4,577, or four basis points of consolidated net sales. The increase in SG&A expenses also reflects our recent acquisitions, which added approximately $7,000 of costs as well as annual merit increases and further investments to ramp up capabilities in higher value services businesses; partially offset by savings from previous reorganization and integration actions we have taken.
Amortization of intangible assets increased $2,387 in the first quarter of 2014 compared to the first quarter of 2013 due to our acquisitions of Shipwire, CloudBlue and Softcom.
During the first quarter of 2014, we incurred net reorganization costs of $38,424 primarily related to employee termination benefits as we are adjusting our cost structure in line with our global organizational effectiveness program (see Note 8 to our consolidated financial statements). During the first quarter of 2013, we incurred net reorganization costs of $8,666, primarily related to $5,564 of employee termination benefits for workforce reductions associated with the integration of our acquisitions and transition of some functions to shared service centers and $3,277 of facility exit costs in one of our offices in Asia-Pacific.

Management's Discussion and Analysis Continued

Operating margin in the first quarter of 2014 decreased compared to the first quarter of 2013, primarily reflecting the impact of the restructuring charges recognized in connection with implementing our organizational effectiveness program and integration, transition and other costs, both as noted above, as well as investments globally into key strategic areas, such as supply chain services, Cloud and mobility. The negative impact of these factors was partially offset by an improved gross margin resulting from the shift to higher value products and services.
The decrease in our North American operating margin in the first quarter of 2014 compared to the first quarter of 2013 reflects the impact of the charge of $12,840, or 33 basis points of North American net sales, related to reorganization, integration, and transition costs. The region increased its level of strategic investments, including adding headcount in Cloud, while also ramping up logistics capabilities. The region also had additional operating expenses related to our newly acquired businesses of Shipwire, Cloudblue and SoftCom. These costs were partially offset by the benefit of $6,600 or 17 basis points of North American net sales, related to the class action settlement noted above. The net impact of these costs on operating margin was partially offset by gross margin expansion driven by improvements in the mix of higher value business.
The decrease in our European operating margin in the first quarter of 2014 compared to the first quarter of 2013 primarily reflects the impact of the charge of $28,953, or 97 basis points of European net sales, related to reorganization costs for actions taken under our organizational effectiveness program, which include headcount reductions and facility closures. Cost savings are expected to begin in the second half of 2014, as the requirements to fully implement these actions will take some time.
The decrease in our Asia-Pacific operating margin in the first quarter of 2014 compared to the first quarter of 2013 is due in large part to the volume decline in China and investments to build out our supply chain services business in the region.
The increase in our Latin American operating margin in the first quarter of 2014 compared to the first quarter of 2013 primarily reflects an increasing mix of advanced solution sales and continued strong year-over-year growth in the Brazil business.
The increase in our BrighPoint operating margin in the first quarter of 2014 compared to the first quarter of 2013 primarily reflects a higher mix of mobility lifecycle services revenue and additional vendor support on certain products.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $24,468 in the first quarter of 2014 compared to $14,744 in the first quarter of 2013. The prior year included a foreign currency gain of $4,578 generated in our Pan-European purchasing entity compared to a gain of $1,722 in the first quarter of 2014. The year-over-year increase also reflects a $2,000 interest charge related to a commercial tax dispute, as well as higher debt in some countries where we are experiencing strong growth and interest rates are significantly higher and higher costs for factoring and draft discounting programs.
We recorded an income tax provision of $19,059, or an effective tax rate of 43.4%, in the first quarter of 2014 compared to $26,293, or an effective tax rate of 34.6%, in the first quarter of 2013. The current year income tax provision includes the negative impact of approximately 13 percentage points related to $18,198 of restructuring charges recorded in jurisdictions where there was no tax benefit realized. We currently expect our 2014 full year effective tax rate to be approximately 30%; however, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

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

Management's Discussion and Analysis Continued

•	currency fluctuations in countries in which we operate;

•	variations in our levels of excess inventory and doubtful accounts, and changes in the terms of vendor-sponsored programs such as price protection and return rights;

•	changes in the level of our operating expenses;

•
variations in the mix of profits between multiple jurisdictions including losses in certain tax jurisdictions in which we are not able to record a tax benefit, as well as changes in assessments of uncertain tax positions or changes in the valuation allowances on our deferred tax assets, which could affect our provision for taxes and effective tax rate;

•	impact of acquisitions and divestitures;

•	the occurrence of unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, or regulatory matters;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

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

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreases in cash flows from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first quarter of 2014 and 2013.
Operating activities used net cash of $426,430 in the first quarter of 2014 compared to net cash used of $181,801 in the first quarter of 2013. The cash used from operations in the first quarter of 2014 largely reflects the seasonal increase in working capital days, similar to the prior year period, as well as the timing of the payment of transaction and income taxes in various jurisdictions around the world.
Investing activities used net cash of $32,370 in the first quarter of 2014 compared to $14,781 in the first quarter of 2013 primarily driven by capital expenditures in both periods, as well as our payment for a cost-basis investment in the first quarter of 2014.
Financing activities provided net cash of $198,299 in the first quarter of 2014 compared to $160,261 in the first quarter of 2013. The net cash provided by financing activities in the first quarter of 2014 and 2013 primarily reflects $173,075 and $147,795, respectively, in net proceeds from our revolving credit facility, as well as proceeds of $23,014 and $11,718, respectively, from exercises of stock options.
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

Management's Discussion and Analysis Continued

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,518,000, of which $1,015,788 was outstanding, at March 29, 2014. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $424,511 and $674,390 at March 29, 2014 and December 28, 2013, respectively, of which $325,849 and $521,571, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of March 29, 2014 and December 28, 2013, we had book overdrafts of $380,092 and $347,837 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At March 29, 2014 and December 28, 2013, our senior unsecured notes due 2022 had a carrying value of $298,499 and $298,454, respectively, net of unamortized discount of $1,501 and $1,546, respectively. At March 29, 2014 and December 28, 2013, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $250,000 and $199,000 at March 29, 2014 and December 28, 2013, respectively, under this North American financing program.
We have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $144,000 at March 29, 2014 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $62,000 at March 29, 2014 exchange rates, maturing in May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $148,000 at March 29, 2014 exchange rates, maturing in May 2014.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at March 29, 2014 or December 28, 2013 under any of these three financing program.
Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At March 29, 2014, our actual aggregate capacity under these programs was approximately $978,000 based on eligible trade accounts receivable available, of which $250,000 of such capacity was used. Even if we do not borrow, or choose

Management's Discussion and Analysis Continued

not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At March 29, 2014, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,335,000.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks. In August 2013, we entered into an amendment of this facility to extend its maturity to September 2018 with an option to increase the total commitment by $310,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at March 29, 2014 or December 28, 2013 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At March 29, 2014 and December 28, 2013, letters of credit of $7,916 and $7,996, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $950,000 at March 29, 2014. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At March 29, 2014 and December 28, 2013, respectively, we had $167,289 and $48,772 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.1% and 9.0% per annum at March 29, 2014 and December 28, 2013, respectively. At March 29, 2014 and December 28, 2013, letters of credit totaling $41,857 and $31,636, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013 other than those noted in this “Capital Resources” section.
Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At March 29, 2014, we were in compliance with all material covenants or other material requirements set forth in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At March 29, 2014 and December 28, 2013, we had a total of $211,261 and $381,451, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the first three months of 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 28, 2013.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,625 at March 29, 2014 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($12,879 at March 29, 2014 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,490 at March 29, 2014 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,034 at March 29, 2014 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,325 at March 29, 2014 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($663 at March 29, 2014 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,745 at March 29, 2014 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,373 at March 29, 2014 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at March 29, 2014 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 215,264 ($95,237 at March 29, 2014 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In March 2008, we and one of our subsidiaries were named as defendants in a lawsuit arising out of the 2005 bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). The liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillipp Bennet, and numerous other individuals and entities. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in loan transactions between the subsidiary and Refco in early 2000 and early 2001, causing damage to the hedge funds in an unspecified amount. The action is pending in the U.S. District Court for the Southern District of New York. On July 31, 2012, the trial court entered judgment in our favor, dismissing plaintiffs’ claims against us and our subsidiary with prejudice. On April 11, 2014, the Federal Court of Appeal for the Second Circuit affirmed the trial court's dismissal. While the matter is not yet final, we do not expect the final disposition of the Krys matter to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable
Item 6. Exhibits

No.	Description
10.1†	Ingram Micro Inc. Compensation Policy for Members of the Board of Directors, as amended and restated March 12, 2014
10.2†	Employment Offer Letter for Shailendra Gupta dated as of March 27, 2014
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
April 24, 2014

EXHIBIT INDEX

No.	Description
10.1†	Ingram Micro Inc. Compensation Policy for Members of the Board of Directors, as amended and restated March 12, 2014
10.2†	Employment Offer Letter for Shailendra Gupta dated as of March 27, 2014
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

†	Indicates management contract or compensatory plan or arrangement.