Form 10-Q
period 2014-06-28
INGRAM MICRO INC
filed 2014-07-25
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 155,603,720 shares of Class A Common Stock, par value $0.01 per share, outstanding at June 28, 2014.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$470,691	$674,390
Trade accounts receivable (less allowances of $70,973 and $69,533)	4,881,336	5,454,832
Inventory	4,205,002	3,724,447
Other current assets	572,905	521,902
Total current assets	10,129,934	10,375,571
Property and equipment, net	488,012	488,699
Goodwill	532,037	527,526
Intangible assets, net	354,567	375,423
Other assets	46,157	23,976
Total assets	$11,550,707	$11,791,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,704,082	$6,175,604
Accrued expenses	530,818	710,040
Short-term debt and current maturities of long-term debt	106,622	48,772
Total current liabilities	6,341,522	6,934,416
Long-term debt, less current maturities	1,053,602	797,454
Other liabilities	106,153	109,700
Total liabilities	7,501,277	7,841,570
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 192,962 and 191,877 shares issued and 155,604 and 154,356 shares outstanding in 2014 and 2013, respectively	1,930	1,919
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,435,919	1,413,949
Treasury stock, 37,358 and 37,521 shares in 2014 and 2013, respectively	(636,493)	(639,300)
Retained earnings	3,136,933	3,061,487
Accumulated other comprehensive income	111,141	111,570
Total stockholders’ equity	4,049,430	3,949,625
Total liabilities and stockholders’ equity	$11,550,707	$11,791,195
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$10,909,379	$10,308,015	$21,293,368	$20,570,459
Cost of sales	10,275,634	9,712,261	20,049,043	19,389,400
Gross profit	633,745	595,754	1,244,325	1,181,059
Operating expenses:
Selling, general and administrative	497,592	465,325	987,236	939,403
Amortization of intangible assets	14,421	11,997	28,573	23,762
Reorganization costs	23,513	4,636	61,937	13,302
	535,526	481,958	1,077,746	976,467
Income from operations	98,219	113,796	166,579	204,592
Other expense (income):
Interest income	(1,312)	(2,026)	(2,737)	(3,855)
Interest expense	18,425	14,303	37,747	29,941
Net foreign exchange loss	582	3,682	2,170	1,748
Other	3,561	4,211	8,544	7,080
	21,256	20,170	45,724	34,914
Income before income taxes	76,963	93,626	120,855	169,678
Provision for income taxes	26,350	23,940	45,409	50,233
Net income	$50,613	$69,686	$75,446	$119,445
Basic earnings per share	$0.33	$0.46	$0.49	$0.79
Diluted earnings per share	$0.32	$0.45	$0.47	$0.77
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$50,613	$69,686	$75,446	$119,445
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,545	(46,897)	(429)	(65,980)
Net unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	—	(118)	—	304
Other comprehensive income (loss), net of tax	4,545	(47,015)	(429)	(65,676)
Comprehensive income	$55,158	$22,671	$75,017	$53,769
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$75,446	$119,445
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	71,089	62,558
Stock-based compensation	16,460	13,957
Excess tax benefit from stock-based compensation	(3,703)	(1,135)
Write-off of assets	8,302	2,277
Gain on sale of land and building	—	(1,045)
Noncash charges for interest and bond discount amortization	1,181	1,131
Deferred income taxes	(5,767)	2,429
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	593,179	980,723
Inventory	(466,876)	(161,272)
Other current assets	(49,659)	(20,321)
Accounts payable	(568,496)	(650,770)
Change in book overdrafts	78,263	(15,552)
Accrued expenses	(201,703)	(4,410)
Cash provided (used) by operating activities	(452,284)	328,015
Cash flows from investing activities:
Capital expenditures	(40,897)	(39,457)
Sale of marketable securities, net	1,100	1,042
Proceeds from sale of land and building	—	1,169
Cost-based investment	(10,000)	—
Acquisitions and earn-out payment, net of cash acquired	(17,367)	(325)
Cash used by investing activities	(67,164)	(37,571)
Cash flows from financing activities:
Proceeds from exercise of stock options	11,511	15,693
Excess tax benefit from stock-based compensation	3,703	1,135
Net proceeds from (repayments of) revolving credit facilities	311,187	(165,263)
Cash provided (used) by financing activities	326,401	(148,435)
Effect of exchange rate changes on cash and cash equivalents	(10,652)	(10,264)
Increase (decrease) in cash and cash equivalents	(203,699)	131,745
Cash and cash equivalents, beginning of period	674,390	595,147
Cash and cash equivalents, end of period	$470,691	$726,892
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of June 28, 2014, our consolidated results of operations and comprehensive income for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013 and our consolidated cash flows for the twenty-six weeks ended June 28, 2014 and June 29, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2013. The consolidated results of operations for the thirteen and twenty-six weeks ended June 28, 2014 may not be indicative of the consolidated results of operations that can be expected for the full year.
Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific and Latin America. In the fourth quarter of 2012, we acquired BrightPoint Inc., or BrightPoint, a global leader in providing devices lifecycle services to the wireless industry, and added this as a reporting segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, the legacy BrightPoint results of operations are included in our geographic segments, North America, Europe, Asia-Pacific and Latin America, commencing in the second quarter of 2014. As a result, we have retrospectively presented the segment information included in Note 11 to conform to the new presentation. The measure of segment profit is income from operations.
Book Overdrafts
Book overdrafts of $426,100 and $347,837 as of June 28, 2014 and December 28, 2013, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of June 28, 2014 and December 28, 2013, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 28, 2014 and December 28, 2013, we had a total of $289,263, and $381,451, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $942 and $630 incurred for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, and $2,098 and $1,162 for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Share Repurchase Program
Our Board of Directors has authorized a $400,000 share repurchase program that expires on October 27, 2015, of which $124,095 was remaining for repurchase at June 28, 2014. Under this program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 4). We did not repurchase shares during the twenty-six weeks ended June 28, 2014. Our treasury stock issuance activity for the twenty-six weeks ended June 28, 2014 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at December 28, 2013	37,521	$17.04	$639,300
Issuance of Class A Common Stock	163	17.22	2,807
Cumulative balance of treasury stock at June 28, 2014	37,358	$17.04	$636,493

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
The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$50,613	$69,686	$75,446	$119,445
Weighted average shares	155,365	152,511	155,069	151,799
Basic EPS	$0.33	$0.46	$0.49	$0.79
Weighted average shares, including the dilutive effect of stock-based awards (3,821 and 2,353 for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, and 3,893 and 2,940 for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively)	159,186	154,864	158,962	154,739
Diluted EPS	$0.32	$0.45	$0.47	$0.77

There were approximately 1,400 and 3,251 stock-based awards for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, and 2,993 and 3,184 stock-based awards for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

Note 4 – Stock-Based Compensation
We currently have a single stock incentive plan, the Ingram Micro, Inc. 2011 Incentive Plan amended during the second quarter of 2013 (the "2011 Incentive Plan"), for the granting of equity-based incentive awards. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital, total shareholder return, income from operations as a percent of revenue and income before tax. Awards granted under the 2011 Incentive Plan were as follows:

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock options granted (a)	639	—	700	52
Restricted stock and restricted stock units granted (a)	1,276	2,674	1,363	3,636

Stock-based compensation expense	$8,574	$6,541	$16,460	$13,957
Related income tax benefit	$2,720	$1,884	$5,426	$4,094

Exercised stock options	149	293	695	1,048
Vested restricted stock and/or restricted stock units (b)	414	181	841	2,059

(a)
As of June 28, 2014, approximately 14,588 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

(b)
Includes 0 and 0 shares, for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, and 145 and 1,535 shares, for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.

Note 5 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	June 28, 2014	December 28, 2013	June 28, 2014	December 28, 2013
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$664,641	$334,519	$3,819	$2,942
Accrued expenses
Foreign exchange contracts	1,182,516	1,486,407	(5,224)	(8,887)
Total	$1,847,157	$1,820,926	$(1,405)	$(5,945)
  (1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in foreign currency exchange gain or loss as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net gain (loss) recognized in earnings	$7,693	$10,267	$(6,974)	$29,361
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
As of June 28, 2014, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	June 28, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable trading securities (a)	$55,497	$55,497	$—	$—
Derivative assets	3,819	—	3,819	—
Total assets at fair value	$59,316	$55,497	$3,819	$—

Liabilities:
Derivative liabilities	$5,224	$—	$5,224	$—
Contingent consideration	7,893	—	—	7,893
Total liabilities at fair value	$13,117	$—	$5,224	$7,893

(a)	Included in other current assets in our consolidated balance sheet.

As of December 28, 2013, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$50,735	$50,735	$—	$—
Marketable trading securities (a)	53,856	53,856	—	—
Derivative assets	2,942	—	2,942	—
Total assets at fair value	$107,533	$104,591	$2,942	$—

Liabilities:
Derivative liabilities	$8,887	$—	$8,887	$—
Contingent consideration	3,650	—	—	3,650
Total liabilities at fair value	$12,537	$—	$8,887	$3,650

(a)	Included in other current assets in our consolidated balance sheet.
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
Our senior unsecured notes due in 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	June 28, 2014
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$326,550	$—	$326,550	$—	$300,000
Senior unsecured notes, 5.00% due 2022	312,825	—	312,825	—	298,544
	$639,375	$—	$639,375	$—	$598,544

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

Note 7 – Acquisitions, Goodwill and Intangible Assets
During the second quarter of 2014, we completed the acquisitions of DAT Repair GMBH ("DRG"), Global Mobility Products ("GMP"), and Pinnacle Service Solutions ("Pinnacle") for cash of $17,367 and an estimated future earn out payment of $4,243, of which $4,500 was preliminarily allocated to goodwill and $14,000 to acquired intangible assets. The goodwill recognized in connection with these acquisitions is primarily attributable to the assembled workforce and our expectation of expanding our mobility and supply chain solutions portfolio. These entities have been included in our consolidated results of operations since their respective acquisition dates.
Pro forma results of operations have not been presented for the 2014 acquisitions because the historical results of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.
Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 20 years with the predominant amounts having lives of 3 to 10 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	June 28, 2014	December 28, 2013
Gross carrying amount of finite-lived intangible assets	$506,663	$496,789
Net carrying amount of finite-lived intangible assets	$354,567	$375,423

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
As a result of the organizational effectiveness program and continued acquisition integration activities, we recognized reorganization charges of $54,553 in the first six months of 2014 primarily related to employee termination benefits and $7,528 for a previously acquired trade name that we wrote-off as we integrated certain operations under the Ingram Micro brand.
2013 Actions
During the third quarter of 2013, we announced a plan to reduce headcount in Germany to respond to the market environment resulting in reorganization charges primarily related to employee termination benefits. In addition, we exited a BrightPoint facility in the U.S. resulting in reorganization charges primarily related to facility exit costs and employee termination benefits.
During 2013, we began integrating certain BrightPoint operations into Ingram Micro, resulting in headcount reductions and facility exit costs. We continued to move certain transaction-oriented service and support functions in Europe to our European

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

shared services center and exited a portion of one of our Australian offices. Associated with these actions, we incurred reorganization costs primarily related to employee termination benefits throughout our regions and facility exit costs in Australia.
2012 Actions and Prior Actions
In 2012 and earlier, we implemented headcount reductions primarily in Australia and New Zealand to better align our operating expenses with each country’s then lower sales volumes. Additionally, we moved certain transactions-oriented service and support functions to shared service centers in Asia-Pacific and Europe. We closed our in-country Argentina operations and are now servicing this market through our export operations in Miami. Associated with these actions, we incurred net reorganization costs related to employee termination benefits. We also launched various other outsourcing and optimization plans to improve operating efficiencies and better align our level of operating expenses with sales volumes, resulting in headcount reductions in certain operations in North America, Europe and Latin America. While these reorganization actions were completed prior to the periods included herein, future cash outlays are required for future lease payments related to exited facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended June 28, 2014 and June 29, 2013 are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended June 28, 2014
North America		$994	$7,528	$8,522	$—	$8,522
Europe		14,194	—	14,194	—	14,194
Asia-Pacific		657	7	664	—	664
Latin America		133	—	133	—	133
Total	103	$15,978	$7,535	$23,513	$—	$23,513

Thirteen weeks ended June 29, 2013
North America		$1,753	$1,064	$2,817	$—	$2,817
Europe		850	—	850	(25)	825
Asia-Pacific		298	696	994	—	994
Latin America		—	—	—	—	—
Total	98	$2,901	$1,760	$4,661	$(25)	$4,636

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Twenty-six weeks ended June 28, 2014
North America		$7,426	$7,528	$14,954	$—	$14,954
Europe		44,514	—	44,514	(36)	44,478
Asia-Pacific		2,011	7	2,018	(115)	1,903
Latin America		602	—	602	—	602
Total	825	$54,553	$7,535	$62,088	$(151)	$61,937

Twenty-six weeks ended June 29, 2013
North America		$2,486	$1,064	$3,550	$—	$3,550
Europe		5,660	—	5,660	(188)	5,472
Asia-Pacific		319	3,973	4,292	(12)	4,280
Latin America		—	—	—	—	—
Total	218	$8,465	$5,037	$13,502	$(200)	$13,302

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2014 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at December 28, 2013	Expenses (Income), Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at June 28, 2014
2014 Reorganization actions
Employee termination benefits	$—	$54,553	$(12,857)	$(525)	$41,171
Facility and other costs	—	7,535	(7,535)	—	—
	—	62,088	(20,392)	(525)	41,171	(a)
2013 Reorganization actions
Employee termination benefits	12,889	(151)	(8,014)	28	4,752
Facility and other costs	5,506	—	(1,342)	102	4,266
Subtotal	18,395	(151)	(9,356)	130	9,018	(b)

2012 and prior reorganization actions
Employee termination benefits	1,059	—	(1,059)	—	—
Facility and other costs	3,020	—	(1,690)	(21)	1,309	(c)
Subtotal	4,079	—	(2,749)	(21)	1,309
	$22,474	$61,937	$(32,497)	$(416)	$51,498

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2015.

(b)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(c)	We expect the remaining liabilities to be fully utilized by the end of 2015.

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	June 28, 2014	December 28, 2013
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,456 and $1,546, respectively	298,544	298,454
North America revolving trade accounts receivable-backed financing program	450,000	199,000
Lines of credit and other debt	111,680	48,772
	1,160,224	846,226
Short-term debt and current maturities of long-term debt	(106,622)	(48,772)
	$1,053,602	$797,454
Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended June 28, 2014 was 34.2% compared to 25.6% for the thirteen weeks ended June 29, 2013. For the twenty-six weeks ended June 28, 2014 and June 29, 2013, our effective tax rate was 37.6% and 29.6%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets. In 2014, our effective tax rate was negatively impacted by approximately four and seven percentage points as a result of a portion of reorganization costs recorded in the thirteen weeks and the twenty-six weeks ended June 28, 2014, respectively, in jurisdictions under valuation allowance or where the cost is not deductible.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The thirteen weeks ended June 29, 2013 included net discrete tax benefits of approximately $5,766 which represents 6.2 percentage points of the effective tax rate, which primarily are due to a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes.
Partially offsetting the negative impact of reorganization costs noted above, the twenty-six weeks ended June 28, 2014 included net discrete benefits of approximately $2,525 or 2.1 percentage points of the effective rate, which are primarily related to positive adjustments to certain deferred tax asset benefits.
The twenty-six weeks ended June 29, 2013 included net discrete benefits of approximately $6,951, or 4.1 percentage points of the effective tax rate, which includes the $5,766 discussed above, as well as $1,185 of net discrete benefits primarily due to the release of valuation allowance on U.S. state net operating losses.
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
At June 28, 2014, we had gross unrecognized tax benefits of $36,376 compared to $35,398 at December 28, 2013, representing a net increase of $978 during the twenty-six weeks ended June 28, 2014. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $8,363 and $7,333 at June 28, 2014 and December 28, 2013, respectively.
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

Note 11 – Segment Information

Geographic areas in which we operate include North America (the United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, Israel, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Lebanon, United Arab Emirates, Turkey, Egypt and South Africa) and Latin America (Brazil, Chile, Colombia, Mexico, Peru and our Latin American export operations in Miami). See discussion of the change in our reportable segments in Note 1.
We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales
North America	$4,610,988	$4,267,901	$8,753,085	$8,341,804
Europe	3,417,696	3,030,439	6,876,984	6,209,842
Asia-Pacific	2,359,105	2,549,847	4,648,244	5,097,027
Latin America	521,590	459,828	1,015,055	921,786
Total	$10,909,379	$10,308,015	$21,293,368	$20,570,459
Income from operations
North America	$72,054	$70,040	$133,768	$136,693
Europe	3,077	14,752	(8,129)	24,513
Asia-Pacific	23,702	26,018	40,450	42,266
Latin America	7,960	9,527	16,950	15,077
Stock-based compensation expense	(8,574)	(6,541)	(16,460)	(13,957)
Total	$98,219	$113,796	$166,579	$204,592
Capital expenditures
North America	$14,022	$20,439	$32,696	$32,845
Europe	2,133	1,778	4,154	3,361
Asia-Pacific	1,875	1,263	3,224	2,389
Latin America	547	546	823	862
Total	$18,577	$24,026	$40,897	$39,457
Depreciation
North America	$15,203	$13,500	$28,841	$24,084
Europe	4,094	4,017	7,753	8,665
Asia-Pacific	2,763	2,711	5,177	5,377
Latin America	389	341	745	670
Total	$22,449	$20,569	$42,516	$38,796
Amortization of intangible assets
North America	$9,907	$7,297	$19,619	$14,595
Europe	2,876	3,004	5,705	5,762
Asia-Pacific	1,434	1,474	2,839	2,962
Latin America	204	222	410	443
Total	$14,421	$11,997	$28,573	$23,762

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Integration, transition and other costs (a)
North America	$8,232	$4,285	$8,333	$7,558
Europe	1,255	918	1,764	1,904
Asia-Pacific	512	727	1,889	1,046
Latin America	—	—	—	—
Total	$9,999	$5,930	$11,986	$10,508
(a) Costs are primarily for legal, consulting and other costs associated with the global organizational effectiveness program (see Note 8), the integration of BrightPoint, acquisitions-related costs and other transition costs incurred for certain executives, charged to SG&A expenses. Offsetting these costs is a gain of $6,600 related to the final settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in the first quarter of 2014 (see Note 13).
For a segment breakdown of reorganization costs, refer to Note 8.

	As of
	June 28, 2014	December 28, 2013
Identifiable assets
North America	$5,133,289	$4,797,503
Europe	3,967,565	4,390,518
Asia-Pacific	1,772,968	1,766,986
Latin America	676,885	836,188
Total	$11,550,707	$11,791,195
Long-lived assets
North America	$637,324	$649,146
Europe	120,028	129,119
Asia-Pacific	77,347	77,410
Latin America	7,880	8,447
Total	$842,579	$864,122
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended
	June 28, 2014		June 29, 2013
Net sales:
United States	$4,244,514	39%	$3,872,694	38%
Outside of the United States	6,664,865	61%	6,435,321	62%
Total	$10,909,379	100%	$10,308,015	100%

	Twenty-six Weeks Ended
	June 28, 2014		June 29, 2013
Net sales:
United States	$7,980,365	37%	$7,530,134	37%
Outside of the United States	13,313,003	63%	13,040,325	63%
Total	$21,293,368	100%	$20,570,459	100%

			As of
			June 28, 2014	December 28, 2013
Long-lived assets:
United States			$600,697	$625,719
Outside of the United States			241,882	238,403
Total			$842,579	$864,122

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,779 at June 28, 2014 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($13,232 at June 28, 2014 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,805 at June 28, 2014 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,227 at June 28, 2014 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,362 at June 28, 2014 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($681 at June 28, 2014 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,875 at June 28, 2014 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,437 at June 28, 2014 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at June 28, 2014 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 224,033 ($101,833 at June 28, 2014 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $5,600. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.

Note 13 – Legal Settlement
We were a claimant in a class action proceeding seeking damages from certain manufacturers of LCD flat panel displays.  On July 12, 2013, the federal district judge overseeing the proceeding issued a preliminary order approving a plan of distribution to the class claimants.  In July 2013, we received a distribution of $29,500, net of all attorney fees and expenses, which was reflected as a reduction of selling, general and administrative expenses in the third quarter of 2013. In January 2014, the federal district judge overseeing the proceeding issued an order for the final distribution of the settlement fund. Accordingly, in February 2014, we received an additional $6,600 from the remaining escrowed settlement fund, which we recorded as a reduction of selling, general and administrative expenses in the first quarter of 2014.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 14 - New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This standard will be effective for us beginning January 1, 2017, the first day of fiscal year 2017. We are currently assessing the impact of this new guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Exchange Act, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements, and may include, but are not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs and benefits to our business; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, as filed with the Securities and Exchange Commission. These factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. We disclaim any duty to update any forward-looking statements.

Overview of Our Business
Ingram Micro helps businesses realize the promise of technology by delivering a full spectrum of global technology and supply chain services to businesses around the world. Ingram Micro's global infrastructure and deep expertise in technology solutions, supply chain, cloud and mobility help to enable its business partners to operate efficiently and successfully in the markets they serve. We are the largest wholesale technology distributor and a global leader in IT supply-chain and mobile device lifecycle services based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. We continue to monitor and refine our pricing strategies, inventory management processes and vendor program processes to respond and to mitigate the impact of these factors. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.
While the primary industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin, we strive to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing and data center. Additionally, we are expanding our capabilities into what we believe are faster growing and higher margin service oriented businesses such as mobility device life cycle services, supply chain solutions and cloud. Over the past few years, we have complemented our internal growth initiatives with strategic business acquisitions. In 2014, we completed three additional strategic acquisitions; Pinnacle Service Solutions, or Pinnacle, and DAT Repair GMBH, or DRG, both in April 2014, and Global Mobility Products, or GMP, in May 2014, which will provide us with a corridor into a rapidly growing and high-value mobility and supply chain services market. In 2013, we also completed the strategic acquisitions of Softcom Technologies, Inc., or Softcom, which enhances our cloud offerings roadmap and aggregation platform, and Cloudblue Technologies, Inc., or Cloudblue, which expands our supply-chain capabilities and solutions offerings, both in September 2013. In addition, we acquired Shipwire, Inc., or Shipwire, in December 2013, which enhances our existing portfolio of products and services into the large and growing e-commerce fulfillment market. Although we expect these acquisitions along with our organic investments to expand our capabilities in these areas, service revenues currently represent less than 10% of total net sales for all periods presented.
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
We expect our alignment and de-layering programs to generate annual savings between $80,000 and $100,000. Restructuring, transition and other reorganization costs associated with these programs are expected to be between $80,000 and $100,000. We anticipate the majority of the cost savings will begin to occur in the second half of 2014 and the full run rate of savings will be realized in 2015. We have incurred reorganization as well as transition and other related costs aggregating $73,924 for the twenty-six weeks ended June 28, 2014, primarily related to employee termination benefits predominately associated with this program as well as integration of acquisitions.
We are currently in the process of migrating our operations from our legacy proprietary system that was developed in the late-1980s to SAP in a phased, country-by-country approach. We have deployed SAP in several operations globally beginning in 2009 with our most recent deployment in early 2013 in Colombia. Due to challenges in our earlier round of implementations, additional deployments have been on hold as we continue to address certain improvements within the system to better address our internal and customer needs. We are continuing to evaluate our schedule for deploying the enterprise system in additional locations. While we will adjust the deployment schedule as required to best serve our customers, we can make no assurances that we will not have further disruptions, delays and/or negative business impacts from forthcoming deployments.
We sell finished products purchased from many vendors but generated approximately 16% and 7% of our consolidated net sales for the thirteen weeks ended June 28, 2014, and approximately 14% and 7% of our consolidated net sales for the thirteen weeks ended on June 29, 2013 from products purchased from Hewlett-Packard Company and Apple, Inc., respectively.
For the twenty-six weeks ended June 28, 2014, we generated approximately 16% and 9% of our consolidated net sales, and for the twenty-six weeks ended June 29, 2013, approximately 15% and 8% of our consolidated net sales from products purchased from Hewlett-Packard Company and Apple, Inc., respectively.
Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific, and Latin America. In the fourth quarter of 2012, we acquired BrightPoint Inc., or BrightPoint, a global leader in providing devices lifecycle services to the wireless industry, and added this as a reporting segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, discrete financial information for the legacy BrightPoint operations is no longer available and, therefore, we have included the results of BrightPoint into our geographic segments, North America, Europe, Asia-Pacific, Latin America. As a result, we have retrospectively reclassified the consolidated financial statements to conform to the new presentation. The measure of segment profit is income from operations.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended June 28, 2014 Compared to the Thirteen Weeks Ended June 29, 2013

	Thirteen Weeks Ended				Change - Increase (Decrease)
	June 28, 2014		June 29, 2013		Amount	Percentage
Net sales by reporting segment
North America	$4,610,988	42%	$4,267,901	41%	$343,087	8.0%
Europe	3,417,696	31%	3,030,439	29%	387,257	12.8%
Asia-Pacific	2,359,105	22%	2,549,847	25%	(190,742)	(7.5)%
Latin America	521,590	5%	459,828	4%	61,762	13.4%
Total	$10,909,379	100%	$10,308,015	100%	$601,364	5.8%

	Thirteen Weeks Ended				Increase (Decrease)
	June 28, 2014		June 29, 2013		Amount
Operating income and operating margin by reporting segment
North America	$72,054	1.56%	$70,040	1.64%	$2,014
Europe	3,077	0.09%	14,752	0.49%	(11,675)
Asia-Pacific	23,702	1.00%	26,018	1.02%	(2,316)
Latin America	7,960	1.53%	9,527	2.07%	(1,567)
Stock-based compensation expense	(8,574)	—	(6,541)	—	(2,033)
Total	$98,219	0.90%	$113,796	1.10%	$(15,577)

	Thirteen Weeks Ended
	June 28, 2014	June 29, 2013
Net sales	100.00%	100.00%
Cost of sales	94.19	94.22
Gross profit	5.81	5.78
Operating expenses:
Selling, general and administrative	4.56	4.51
Amortization of intangible assets	0.13	0.12
Reorganization costs	0.22	0.04
Income from operations	0.90	1.10
Other expense, net	0.19	0.20
Income before income taxes	0.71	0.91
Provision for income taxes	0.24	0.23
Net income	0.46%	0.68%

Management's Discussion and Analysis Continued

The 5.8% increase in our consolidated net sales for the thirteen weeks ended June 28, 2014, or second quarter of 2014, compared to the thirteen weeks ended June 29, 2013, or second quarter of 2013, largely reflected strong growth in North America, Europe and Latin America, which more than offset the decline in Asia-Pacific, which was primarily driven by significantly lower mobility business handset sales into Indonesia. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The 8.0% increase in North American net sales in the second quarter of 2014 compared to the second quarter of 2013 was primarily driven by high double digit growth in our mobility business, which benefited from new contract wins for several large retailers to support the Verizon Wireless retail channel and also benefited from the addition of two new customers in the fast growing wearables market. In addition, our technology and other solutions business grew in the low single digits as relatively strong PC sales in the U.S. and Canada were driven by share gains with key OEMs and the overall refresh cycle. Networking sales continued to be strong in the U.S. Although at a small base currently, our supply chain solutions and cloud businesses also contributed to this growth, primarily in the U.S.
The 12.8% increase in European net sales includes the translation impact of stronger foreign currencies relative to the U.S. dollar which had a positive impact on net sales of approximately six percentage points and reflects an improvement in the overall market demand environment across most of Europe. Led by solid growth across most countries, our European technology and other solutions business saw mid-single digit growth in local currency, with strength in retail and consumer markets particularly in Germany, France and the U.K. European mobility sales grew in the mid single digits in local currency led by strong smartphone sales in Germany, France, Sweden and Spain. but growth was limited by the absence of large deals related to new handset model launches that benefited last year.
The 7.5% decrease in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately three percentage points. Asia-Pacific mobility revenue was down mid-double digits in local currency, driven by the decline of approximately $180,000 in mobility business handset sales into Indonesia related to market share losses by a large original equipment manufacturer ("OEM"), partially offset by strong growth in India and recently entered markets as we continue making inroads with established and emerging handset OEMs. Our Asia-Pacific technology and other solutions business was flat in local currency. Solid local currency growth in Australia, Singapore and India was offset by lower sales in China where revenue declined due to continued softness in demand for some of the vendor products we carry.
The 13.4% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately six percentage points. The local currency sales growth was largely driven by double digit growth in Brazil, supported in part by strength in advanced solutions as well as growth in Mexico. Miami export continued to experience slower retail sales due to the lack of new product launches. We are also experiencing accelerating growth in our newly established mobility business with expansion into multiple countries in this region.
Gross margin increased three basis points in the second quarter of 2014 compared to the second quarter of 2013 and benefited from a better overall mix of higher value business, including that from our recent organic investments and acquisitions, which more than offset increases in lower-margin sales to consumer and retail markets in Europe and new mobility distribution revenues to support the Verizon retail channel, which while accretive to consolidated operating margin, is relatively lower gross margin.
Total selling, general and administrative expenses, or SG&A expenses, increased $32,267, or 6.9%, in the second quarter of 2014 compared to the second quarter of 2013. The current year quarter included integration, transition and other costs of $9,999 compared to $5,930 of such costs in the prior year. The increase in SG&A expenses also reflects our acquisitions, which added approximately $13,500, growth in our supply chain solutions business, variable costs associated with the increased volume of sales, and further organic investment in higher value businesses; partially offset by savings from the integration of BrightPoint and implementation of our organizational effectiveness program.
Amortization of intangible assets increased $2,424 in the second quarter of 2014 compared to the second quarter of 2013 due to our recent acquisitions.
During the second quarter of 2014, we incurred net reorganization costs of $23,513, primarily related to employee termination benefits as we are adjusting our cost structure in line with our global organizational effectiveness program and included a write-off of $7,528 for a previously acquired trade name that we wrote-off as we integrated certain operations under the Ingram Micro brand. During the second quarter of 2013, we incurred net reorganization costs of $4,636, primarily for employee termination

Management's Discussion and Analysis Continued

benefits for workforce reductions associated with the integration of our acquisitions, transition of some functions to shared service centers and for facility exit costs related to two of our BrightPoint offices (see Note 8 to our consolidated financial statements).
Operating margin in the second quarter of 2014 decreased 20 basis points compared to the second quarter of 2013, primarily reflecting the impact of the restructuring, integration and transition costs recognized in connection with our organizational effectiveness program, as discussed above, partially offset by the improved gross margin.
The decrease in North American operating margin in the second quarter of 2014 compared to the second quarter of 2013 reflects reorganization, integration and transition charges of $16,754, or 36 basis points, of North American net sales, in the current period compared to $7,102, or 17 basis points of North American revenue, in the prior year. These costs were partially offset by gross margin expansion from increased sales of higher value products and services as we began to realize the benefits of our previous investments.

The decrease in our European operating margin in the second quarter of 2014 compared to the second quarter of 2013 primarily reflects the impact of charges of $15,449, or 45 basis points of European net sales, for reorganization, integration and transition costs incurred in connection with our organizational effectiveness program and the integration of BrightPoint. We believe we are making good progress on the program and expect meaningful cost savings to begin towards the end of 2014.
Our Asia-Pacific operating margin in the second quarter of 2014 was relatively flat with the second quarter of 2013, but operating income decreased by $2,316 largely due to the decline in Indonesia mobility volume noted previously.
The decrease in our Latin American operating margin in the second quarter of 2014 compared to the second quarter of 2013 reflects a 23 basis point gain on the sale of land and a building in Argentina in the prior year and investments in the current year to develop the market for mobility and other high value services.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $21,256 in the second quarter of 2014 compared to $20,170 in the second quarter of 2013. The year-over-year increase is primarily attributable to higher interest expense as a result of higher average debt levels in countries where we are experiencing strong growth and interest rates are higher, as well as higher costs for factoring and draft discounting programs. These charges are partially offset by lower net foreign currency exchange losses.
We recorded an income tax provision of $26,350, or an effective tax rate of 34.2%, in the second quarter of 2014 compared to $23,940, or an effective tax rate of 25.6%, in the second quarter of 2013. The current quarter income tax provision includes the negative impact of approximately four percentage points related to a portion of restructuring and transition costs recorded in jurisdictions where there will be no tax benefit realized. The prior year income tax provision included discrete tax benefits totaling approximately $5,766, or 6.2 percentage points, recognized in the quarter as a result of a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes. We currently expect our full year effective tax rate to be approximately 31%, however, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Results of Operations for the Twenty-Six Weeks Ended June 28, 2014 Compared to the twenty-six Weeks Ended June 29, 2013

	Twenty-six Weeks Ended				Change - Increase (Decrease)
	June 28, 2014		June 29, 2013		Amount	Percentage
Net sales by reporting segment
North America	$8,753,085	41%	$8,341,804	41%	$411,281	4.9%
Europe	6,876,984	32%	6,209,842	30%	667,142	10.7
Asia-Pacific	4,648,244	22%	5,097,027	25%	(448,783)	(8.8)
Latin America	1,015,055	5%	921,786	4%	93,269	10.1
Total	$21,293,368	100%	$20,570,459	100%	$722,909	3.5%

	Twenty-six Weeks Ended				Increase (Decrease)
	June 28, 2014		June 29, 2013		Amount
Operating income and operating margin by reporting segment
North America	$133,768	1.53%	$136,693	1.64%	$(2,925)
Europe	(8,129)	(0.12)	24,513	0.39	(32,642)
Asia-Pacific	40,450	0.87	42,266	0.83	(1,816)
Latin America	16,950	1.67	15,077	1.64	1,873
Stock-based compensation expense	(16,460)	—	(13,957)	—	(2,503)
Total	$166,579	0.78%	$204,592	0.99%	$(38,013)

	Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013
Net sales	100.00%	100.00%
Cost of sales	94.16	94.26
Gross profit	5.84	5.74
Operating expenses:
Selling, general and administrative	4.64	4.57
Amortization of intangible assets	0.13	0.12
Reorganization costs	0.29	0.06
Income from operations	0.78	0.99
Other expense, net	0.21	0.17
Income before income taxes	0.57	0.82
Provision for income taxes	0.21	0.24
Net income	0.35%	0.58%

Management's Discussion and Analysis Continued

The 3.5% increase in our consolidated net sales for the twenty-six weeks ended June 28, 2014, or first six months of 2014, compared to the twenty-six weeks ended June 29, 2013, or first six months of 2013, largely reflected solid growth in North America, Europe and Latin America, which more than offset the expected decline in Asia-Pacific due primarily to significantly lower mobility business handset sales into Indonesia. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The 4.9% increase in North American net sales in the first six months of 2014 compared to the first six months of 2013 was driven by high double-digit growth in our mobility business, and low single-digit growth in our technology and other solutions business largely driven by the same factors noted in our discussion of the results for the second quarter.
The 10.7% increase in European net sales results is primarily attributable to an increase in Europe's technology and other solutions revenue reflecting an improvement in the overall market demand environment across most of Europe, particularly in retail and consumer markets in Germany, France, and the U.K., and mid single digit local currency growth in mobility revenue driven by sales of smartphones in Germany, France, Sweden and Spain as noted in our discussion of the results for the second quarter. The translation of stronger local currencies relative to the U.S. dollar had a positive impact of approximately five percentage points on the region's net sales.
The 8.8% decrease in our Asia-Pacific net sales largely reflects lower sales in Indonesia mobility revenue, which was partially offset by strong growth in handset sales in India. Asia-Pacific technology and other solutions revenue was relatively flat in local currency. Strong growth in Australia and India was largely offset by continued declines in China, as noted above. The translation of weaker local currencies relative to the U.S. dollar had a negative impact of approximately four percentage points on the region's net sales.
The 10.1% increase in Latin American net sales reflected solid growth in Brazil and Mexico, partially offset by weakness in Miami Export as discussed above. The translation of weaker local currencies relative to the U.S. dollar had a negative impact of approximately three percentage points on the region's net sales.
Gross margin increased 10 basis points in the first six months of 2014 compared to the first six months of 2013 and benefited from a better overall mix of higher value business, including sales from recent organic investments and acquisitions, which more than offset increases in lower margin sales to consumer and retail markets in Europe and new mobility distribution wins to support the Verizon retail channel as noted above.
Total SG&A expenses increased $47,833, or 5.1%, in the first six months of 2014 compared to the first six months of 2013. SG&A expenses in the first six months of 2014 included integration, transition and other costs of $11,986, or 6 basis points of consolidated net sales, partially offset by a benefit of approximately $6,600 or 3 basis points of consolidated net sales, relating to the receipt of the final distribution of a LCD flat panel display class action settlement recorded in the first quarter of 2014. The prior year included integration, transition and other costs of $10,508, or 5 basis points of consolidated net sales. The increase in SG&A expenses reflects our acquisitions, which added approximately $21,000 and further investments in higher value businesses and growth in our supply chain solutions and mobility services businesses.
Amortization of intangible assets increased $4,811 in the first six months of 2014 compared to the first six months of 2013 due to our acquisitions.
During the first six months of 2014, we incurred net reorganization costs of $61,937 primarily related to employee termination benefits as we are adjusting our cost structure in line with our global organizational effectiveness and the write-off of a previously acquired trade name as noted above. During the first six months of 2013, we incurred net reorganization costs of $13,302, primarily related to employee termination benefits for workforce reductions associated with the integration of our acquisitions and transition of some functions to shared service centers and facility exit costs (see Note 8 to our consolidated financial statements).
Operating margin in the first six months of 2014 decreased compared to the first six months of 2013, primarily due to increased reorganization, integration and transition costs noted above. The negative impact of these factors was partially offset by an improved gross margin resulting from the shift to higher value products and services.
The decrease in our North America operating margin in the first six months of 2014 compared to the first six months of 2013 primarily reflects the impact of the charge of $23,287 or 27 basis points of North American net sales, related to reorganization, integration and transition costs for actions taken under our organizational effectiveness program. The impact of these charges was partially offset by a benefit of $6,600 or 8 basis points of North American net sales, related to the class action settlement noted above and better margin resulting from investments in high value businesses and from our strategic management of growth and pricing.

Management's Discussion and Analysis Continued

The decrease in our European operating margin in the first six months of 2014 compared to the first six months of 2013 primarily reflects the impact of the charge of $46,278 or 67 basis points of European net sales, related to reorganization, integration and transition costs for actions taken under our organizational effectiveness program and the integration of BrightPoint.
The increase in our Asia-Pacific operating margin in the first six months of 2014 compared to the first six months of 2013 is due in large part to the impact of the higher charge in the prior year of $3,907 or 8 basis points of Asia-Pacific net sales, related to reorganization, integration and transition costs for the integration of BrightPoint, partially offset by the volume decline in the Indonesia mobility business as discussed above, as well as upfront investments to support start-up costs for recently won contracts with two large customers in our supply chain solutions business.
The increase in our Latin American operating margin in the first six months of 2014 compared to the first six months of 2013 primarily reflects an increasing mix of advanced solution sales and continued strong year-over-year growth in the Brazil business. The year-over-year comparison is also affected by a gain of 11 basis points of Latin American net sales from the sale of land and a building in Argentina in the prior year.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $45,724 in the first six months of 2014 compared to $34,914 in the first six months of 2013. The year-over-year increase is primarily attributable to higher interest expense as a result of higher average debt levels in countries where we are experiencing strong growth and where interest rates are higher, as well as higher costs for factoring and draft discounting programs. The year-over-year increase also reflects a $2,000 interest charge related to a commercial tax dispute and a lower foreign currency gain generated in our Pan-European purchasing entity compared to the prior year.
We recorded an income tax provision of $45,409, or an effective tax rate of 37.6%, in the first six months of 2014 compared to $50,233, or an effective tax rate of 29.6%, in the first six months of 2013. The current year income tax provision includes the negative impact of approximately seven percentage points related to a portion of restructuring and transition costs recorded in jurisdictions where there will be no tax benefit realized. The first six months of 2013 included net discrete tax benefits totaling approximately $6,951, or 3.3 percentage points, recognized as a result of a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes.

Quarterly Data; Seasonality
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•	the impact of and possible disruption caused by integration and reorganization of our businesses and efforts to improve our IT capabilities, as well as the related expenses and/or charges;

•
competitive conditions in our industry, which may affect the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively affect our revenues and/or gross margins;

•	general changes in economic or geopolitical conditions, including changes in legislation or regulatory environments in which we operate;

•
seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based supply chain solutions services in the fourth quarter, which affect our operating expenses and gross margins;

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

•
variations in the mix of profits between multiple jurisdictions including losses in certain tax jurisdictions in which we are not able to record a tax benefit, and changes in assessments of uncertain tax positions or changes in the valuation allowances on our deferred tax assets, which could affect our provision for taxes and effective tax rate;

•	impact of acquisitions and divestitures;

•	unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, or regulatory matters;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

Management's Discussion and Analysis Continued

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

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreases in cash flows from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first six months of 2014 and 2013.
Operating activities used net cash of $452,284 in the first six months of 2014 compared to net cash provided of $328,015 in the first six months of 2013. The net cash used from operations in the first six months of 2014 largely reflects our seasonally higher working capital days at the end of the second quarter of 2014, which was three days higher than the same period in 2013, and can generally be attributed to normal variations in the timing of collection from customers, movement of inventory and payments to vendors and due to increased working capital to support the year-over-year increase in net sales of more than $600,000. Cash used by operations in 2014 was also affected by the timing of the payment of transaction and income taxes in various jurisdictions around the world.
Investing activities used net cash of $67,164 in the first six months of 2014 compared to $37,571 in the first six months of 2013 primarily driven by capital expenditures in both periods as well as our acquisitions and a payment for a cost-based investment in the first six months of 2014.
Financing activities provided net cash of $326,401 in the first six months of 2014 compared to net cash used of $148,435 in the first six months of 2013. The net cash provided by financing activities in the first six months of 2014 primarily reflects net proceeds of $311,187 from our revolving credit facilities in addition to the proceeds of $11,511 from exercise of stock options. The net cash used by financing activities in the first six months of 2013 primarily reflects the net payment of $165,263 on our revolving credit facilities with funds generated from operating cash flows, partially offset by proceeds of $15,693 from exercise of stock options.
Our levels of debt and cash and cash equivalents are highly influenced by our working capital needs. As such, our cash and cash equivalents balances and borrowings fluctuate from period to period and may also fluctuate significantly within a quarter. The fluctuation results from the concentration of payments received from customers toward the end of each month, and the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not reflect of our average levels or maximum debt and/or minimum cash levels during the periods presented or at any other point in time.

Management's Discussion and Analysis Continued

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,562,714, of which $1,160,224 was outstanding, at June 28, 2014. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $470,691 and $674,390 at June 28, 2014 and December 28, 2013, respectively, of which $265,842 and $521,571, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of June 28, 2014 and December 28, 2013, we had book overdrafts of $426,100 and $347,837 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
At June 28, 2014, we had $300,000 of 5.00% senior unsecured notes due 2022. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At June 28, 2014 and December 28, 2013, our senior unsecured notes due 2022 had a carrying value of $298,544 and $298,454, respectively, net of unamortized discount of $1,456 and $1,546, respectively. At June 28, 2014 and December 28, 2013, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 under with the extended terms of the program. The interest rate of this program depends on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $450,000 and $199,000 at June 28, 2014 and December 28, 2013, respectively, under this North American financing program.
We have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $143,231 at June 28, 2014 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $61,385 at June 28, 2014 exchange rates, maturing in May 2016.

c)
A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $150,640 at June 28, 2014 exchange rates, originally scheduled to mature in May 2014 was amended and has been extended to June 2017.

The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at June 28, 2014 or December 28, 2013 under any of these three financing program.
Our ability to access financing under all our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable and continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities. At June 28, 2014, our actual aggregate capacity under these programs was approximately $1,030,255 based on eligible trade accounts receivable available, of which $450,000 of such capacity was used. Even if we do not borrow, or choose

Management's Discussion and Analysis Continued

not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At June 28, 2014, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,600,498.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks. In August 2013, we entered into an amendment of this facility to extend its maturity to September 2018 with an option to increase the total commitment by $310,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at June 28, 2014 or December 28, 2013 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At June 28, 2014 and December 28, 2013, letters of credit of $13,066 and $7,996, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $993,915 at June 28, 2014. Most are on an uncommitted basis and are reviewed periodically for renewal. At June 28, 2014 and December 28, 2013, respectively, we had $111,668 and $48,772 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 8.4% and 9.0% per annum at June 28, 2014 and December 28, 2013, respectively. At June 28, 2014 and December 28, 2013, letters of credit totaling $44,214 and $31,636, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013 other than those noted in this “Capital Resources” section.
Covenant Compliance
We must comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock we can repurchase annually. At June 28, 2014, we were in compliance with all material covenants or other material requirements in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At June 28, 2014 and December 28, 2013, we had a total of $289,263 and $381,451, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the first six months of 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 28, 2013.

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

Item 1. Legal Proceedings
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,779 at June 28, 2014 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($13,232 at June 28, 2014 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($11,805 at June 28, 2014 exchange rates) of associated penalties; and (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($7,227 at June 28, 2014 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,362 at June 28, 2014 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($681 at June 28, 2014 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,875 at June 28, 2014 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,437 at June 28, 2014 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at June 28, 2014 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 224,033 ($101,833 at June 28, 2014 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In March 2008, we and one of our subsidiaries were named as defendants in a lawsuit arising out of the 2005 bankruptcy of Refco, Inc., and its subsidiaries and affiliates (collectively, “Refco”). The liquidators of numerous Cayman Island-based hedge funds filed suit (the “Krys action”) against Grant Thornton LLP, Mayer Brown Rowe & Maw, LLP, Phillip Bennett, and numerous other individuals and entities. The Krys action alleges that we and our subsidiary aided and abetted the fraud and breach of fiduciary duty of Refco insiders and others by participating in loan transactions between the subsidiary and Refco in early 2000 and early 2001, causing damage to the hedge funds in an unspecified amount. The action was pending in the U.S. District Court for the Southern District of New York. On July 31, 2012, the trial court entered judgment in our favor, dismissing plaintiffs’ claims against us and our subsidiary with prejudice. On April 11, 2014, the Federal Court of Appeal for the Second Circuit affirmed the trial court's dismissal and the trial court's decision in our favor is now final.

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
(Principal Financial Officer)
July 25, 2014

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