Form 10-Q
period 2014-09-27
INGRAM MICRO INC
filed 2014-10-24
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 155,934,533 shares of Class A Common Stock, par value $0.01 per share, outstanding at September 27, 2014.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$497,820	$674,390
Trade accounts receivable (less allowances of $75,945 and $69,533)	4,858,259	5,454,832
Inventory	4,253,181	3,724,447
Other current assets	561,766	521,902
Total current assets	10,171,026	10,375,571
Property and equipment, net	472,609	488,699
Goodwill	530,051	527,526
Intangible assets, net	343,202	375,423
Other assets	44,967	23,976
Total assets	$11,561,855	$11,791,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,706,528	$6,175,604
Accrued expenses	530,419	710,040
Short-term debt and current maturities of long-term debt	143,558	48,772
Total current liabilities	6,380,505	6,934,416
Long-term debt, less current maturities	984,603	797,454
Other liabilities	99,719	109,700
Total liabilities	7,464,827	7,841,570
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 193,284 and 191,877 shares issued and 155,934 and 154,356 shares outstanding in 2014 and 2013, respectively	1,933	1,919
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,449,068	1,413,949
Treasury stock, 37,350 and 37,521 shares in 2014 and 2013, respectively	(636,493)	(639,300)
Retained earnings	3,209,167	3,061,487
Accumulated other comprehensive income	73,353	111,570
Total stockholders’ equity	4,097,028	3,949,625
Total liabilities and stockholders’ equity	$11,561,855	$11,791,195
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$11,237,840	$10,150,615	$32,531,208	$30,721,074
Cost of sales	10,591,751	9,551,782	30,640,794	28,941,182
Gross profit	646,089	598,833	1,890,414	1,779,892
Operating expenses:
Selling, general and administrative	494,507	442,756	1,481,743	1,382,159
Amortization of intangible assets	14,567	11,638	43,140	35,400
Reorganization costs	17,300	6,748	79,237	20,050
	526,374	461,142	1,604,120	1,437,609
Income from operations	119,715	137,691	286,294	342,283
Other expense (income):
Interest income	(1,045)	(2,031)	(3,782)	(5,886)
Interest expense	16,659	16,032	54,406	45,973
Net foreign exchange loss (gain)	(3,323)	8,117	(1,153)	9,865
Other	4,467	2,070	13,011	9,150
	16,758	24,188	62,482	59,102
Income before income taxes	102,957	113,503	223,812	283,181
Provision for income taxes	30,723	34,565	76,132	84,798
Net income	$72,234	$78,938	$147,680	$198,383
Basic earnings per share	$0.46	$0.51	$0.95	$1.30
Diluted earnings per share	$0.45	$0.50	$0.93	$1.27
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$72,234	$78,938	$147,680	$198,383
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(37,788)	28,392	(38,217)	(37,588)
Net unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	—	(206)	—	98
Other comprehensive income (loss), net of tax	(37,788)	28,186	(38,217)	(37,490)
Comprehensive income	$34,446	$107,124	$109,463	$160,893
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$147,680	$198,383
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	108,202	94,359
Stock-based compensation	24,761	21,649
Excess tax benefit from stock-based compensation	(4,338)	(1,787)
Write-off of assets	8,302	5,875
Gain on sale of land and building	—	(1,045)
Noncash charges for interest and bond discount amortization	1,769	1,842
Deferred income taxes	(30,973)	10,154
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	566,097	1,010,692
Inventory	(551,609)	(199,279)
Other current assets	(30,350)	(42,667)
Accounts payable	(603,481)	(1,005,513)
Change in book overdrafts	166,361	53,840
Accrued expenses	(196,364)	(33,102)
Cash provided (used) by operating activities	(393,943)	113,401
Cash flows from investing activities:
Capital expenditures	(52,369)	(66,423)
Sale of marketable securities, net	1,100	542
Proceeds from sale of land and building	—	1,169
Cost-based investment	(10,000)	—
Acquisitions and earn-out payment, net of cash acquired	(18,880)	(14,408)
Cash used by investing activities	(80,149)	(79,120)
Cash flows from financing activities:
Proceeds from exercise of stock options	16,943	39,517
Excess tax benefit from stock-based compensation	4,338	1,787
Fees associated with the amendment and extension of credit facilities	—	(1,086)
Net proceeds from (repayments of) revolving credit facilities	283,133	(155,272)
Cash provided (used) by financing activities	304,414	(115,054)
Effect of exchange rate changes on cash and cash equivalents	(6,892)	(12,748)
Decrease in cash and cash equivalents	(176,570)	(93,521)
Cash and cash equivalents, beginning of period	674,390	595,147
Cash and cash equivalents, end of period	$497,820	$501,626
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of September 27, 2014, our consolidated results of operations and comprehensive income for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013 and our consolidated cash flows for the thirty-nine weeks ended September 27, 2014 and September 28, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2013. The consolidated results of operations for the thirteen and thirty-nine weeks ended September 27, 2014 may not be indicative of the consolidated results of operations that can be expected for the full year.
Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific and Latin America. In the fourth quarter of 2012, we acquired BrightPoint Inc., or BrightPoint, a global leader in providing device lifecycle services to the wireless industry, and added this as a reporting segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, the legacy BrightPoint results of operations are included in our geographic segments, North America, Europe, Asia-Pacific and Latin America, commencing in the second quarter of 2014. As a result, we have retrospectively presented the segment information included in Note 11 to conform to the new presentation. The measure of segment profit is income from operations.
Book Overdrafts
Book overdrafts of $514,198 and $347,837 as of September 27, 2014 and December 28, 2013, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 27, 2014 and December 28, 2013, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 27, 2014 and December 28, 2013, we had a total of $318,322, and $381,451, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $1,058 and $833 incurred for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and $3,276 and $1,841 for the thirty-nine weeks ended ended September 27, 2014 and September 28, 2013, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Share Repurchase Program
Our Board of Directors has authorized a $400,000 share repurchase program that expires on October 27, 2015, of which $124,095 was remaining for repurchase at September 27, 2014. Under this program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 4). We did not repurchase shares during the thirty-nine weeks ended September 27, 2014. Our treasury stock issuance activity for the thirty-nine weeks ended September 27, 2014 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at December 28, 2013	37,521	$17.04	$639,300
Issuance of Class A Common Stock	171	17.22	2,807
Cumulative balance of treasury stock at September 27, 2014	37,350	$17.04	$636,493

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
The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$72,234	$78,938	$147,680	$198,383
Weighted average shares	155,760	153,710	155,300	152,439
Basic EPS	$0.46	$0.51	$0.95	$1.30
Weighted average shares, including the dilutive effect of stock-based awards (3,783 and and 3,434 for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and 3,881 and 3,190 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively)	159,543	157,144	159,181	155,629
Diluted EPS	$0.45	$0.50	$0.93	$1.27

There were approximately 0 and 79 stock-based awards for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and 651 and 657 stock-based awards for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock options granted (a)	—	—	700	52
Restricted stock and restricted stock units granted (a)	69	146	1,432	3,782

Stock-based compensation expense	$8,301	$7,693	$24,761	$21,649
Related income tax benefit	$2,747	$1,792	$8,173	$5,885

Exercised stock options	290	1,372	985	2,420
Vested restricted stock and/or restricted stock units (b)	38	27	879	2,086

(a)
As of September 27, 2014, approximately 14,698 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.

(b)
Includes 0 and 0 shares, for the thirteen weeks ended September 27, 2014 and September 28, 2013, and 145 and 1,535 shares, for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.

Note 5 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	September 27, 2014	December 28, 2013	September 27, 2014	December 28, 2013
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$1,681,911	$334,519	$19,970	$2,942
Accrued expenses
Foreign exchange contracts	173,504	1,486,407	(1,259)	(8,887)
Total	$1,855,415	$1,820,926	$18,711	$(5,945)

(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.
The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign exchange loss (gain) as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net gain (loss) recognized in earnings	$92,802	$(30,789)	$85,828	$(1,428)

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
As of September 27, 2014, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	September 27, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$1,452	$1,452	$—	$—
Marketable trading securities (a)	55,329	55,329	—	—
Derivative assets	19,970	—	19,970	—
Total assets at fair value	$76,751	$56,781	$19,970	$—

Liabilities:
Derivative liabilities	$1,259	$—	$1,259	$—
Contingent consideration	7,893	—	—	7,893
Total liabilities at fair value	$9,152	$—	$1,259	$7,893

(a)	Included in other current assets in our consolidated balance sheet.

As of December 28, 2013, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 28, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$50,735	$50,735	$—	$—
Marketable trading securities (a)	53,856	53,856	—	—
Derivative assets	2,942	—	2,942	—
Total assets at fair value	$107,533	$104,591	$2,942	$—

Liabilities:
Derivative liabilities	$8,887	$—	$8,887	$—
Contingent consideration	3,650	—	—	3,650
Total liabilities at fair value	$12,537	$—	$8,887	$3,650

(a)	Included in other current assets in our consolidated balance sheet.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Our senior unsecured notes due in 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	September 27, 2014
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$326,566	$—	$326,566	$—	$300,000
Senior unsecured notes, 5.00% due 2022	315,120	—	315,120	—	298,589
	$641,686	$—	$641,686	$—	$598,589

	December 28, 2013
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$318,000	$—	$318,000	$—	$300,000
Senior unsecured notes, 5.00% due 2022	301,200	—	301,200	—	298,454
	$619,200	$—	$619,200	$—	$598,454

Note 7 – Acquisitions, Goodwill and Intangible Assets
During the nine months ended September 27, 2014, we completed the acquisitions of Rollouts, Inc. ("Rollouts"), Dat Repair GMBH ("DRG"), Global Mobility Products ("GMP"), and Pinnacle Service Solutions ("Pinnacle") for aggregate cash of $18,880 and an aggregate estimated future earn out payment of $4,243, of which $5,383 was preliminarily allocated to goodwill and $15,000 to acquired intangible assets. The goodwill recognized in connection with these acquisitions is primarily attributable to the assembled workforce and our expectation of expanding our mobility and supply chain solutions portfolio. The acquired entities have been included in our consolidated results of operations since the respective acquisition dates.
Pro forma results of operations have not been presented for the 2014 acquisitions because the historical results of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.
Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 3 to 10 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	September 27, 2014	December 28, 2013
Gross carrying amount of finite-lived intangible assets	$502,710	$496,789
Net carrying amount of finite-lived intangible assets	$343,202	$375,423

Note 8 – Reorganization Costs
2014 Actions
In order to further enhance our ability to innovate and respond to market needs, on February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involves the following three aspects:

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

As a result of the organizational effectiveness program and continued acquisition integration activities, we recognized reorganization charges of $17,300 for the thirteen weeks ended September 27, 2014 primarily related to employee termination benefits. For the thirty-nine weeks ended September 27, 2014 we recognized reorganization charges of $71,749 primarily related to employee termination benefits and $7,639 primarily related to a previously acquired trade name that was written off as a result of the integration of certain operations under the Ingram Micro brand.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended September 27, 2014 and September 28, 2013 and the thirty-nine weeks ended September 27, 2014 and September 28, 2013, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended September 27, 2014
North America		$5,289	$14	$5,303	$—	$5,303
Europe		11,070	—	11,070	—	11,070
Asia-Pacific		322	91	413	—	413
Latin America		514	—	514	—	514
Total	97	$17,195	$105	$17,300	$—	$17,300

Thirteen weeks ended September 28, 2013
North America		$299	$2,512	$2,811	$—	$2,811
Europe		3,841	—	3,841	—	3,841
Asia-Pacific		96	—	96	—	96
Latin America		—	—	—	—	—
Total	51	$4,236	$2,512	$6,748	$—	$6,748

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirty-nine weeks ended September 27, 2014
North America		$12,714	$7,541	$20,255	$—	$20,255
Europe		55,584	—	55,584	(36)	55,548
Asia-Pacific		2,334	98	2,432	(115)	2,317
Latin America		1,117	—	1,117	—	1,117
Total	922	$71,749	$7,639	$79,388	$(151)	$79,237

Thirty-nine weeks ended September 28, 2013
North America		$2,145	$4,272	$6,417	$—	$6,417
Europe		9,445	—	9,445	(188)	9,257
Asia-Pacific		1,111	3,277	4,388	(12)	4,376
Latin America		—	—	—	—	—
Total	269	$12,701	$7,549	$20,250	$(200)	$20,050

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2014 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at December 28, 2013	Expenses (Income), Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at September 27, 2014
2014 Reorganization actions
Employee termination benefits	$—	$71,749	$(41,658)	$(2,375)	$27,716
Facility and other costs	—	7,639	(7,639)	—	—
Subtotal	—	79,388	(49,297)	(2,375)	27,716	(a)
2013 Reorganization actions
Employee termination benefits	12,889	(151)	(9,086)	(137)	3,515
Facility and other costs	5,506	—	(1,342)	102	4,266
Subtotal	18,395	(151)	(10,428)	(35)	7,781	(b)

2012 and prior reorganization actions
Employee termination benefits	1,059	—	(1,059)	—	—
Facility and other costs	3,020	—	(2,137)	(28)	855	(c)
Subtotal	4,079	—	(3,196)	(28)	855
	$22,474	$79,237	$(62,921)	$(2,438)	$36,352

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2015.

(b)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(c)	We expect the remaining liabilities to be fully utilized by the end of 2015.

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	September 27, 2014	December 28, 2013
Senior unsecured notes, 5.25% due 2017	$300,000	$300,000
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,411 and $1,546, respectively	298,589	298,454
North America revolving trade accounts receivable-backed financing program	385,000	199,000
Lines of credit and other debt	144,572	48,772
	1,128,161	846,226
Short-term debt and current maturities of long-term debt	(143,558)	(48,772)
	$984,603	$797,454
Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended September 27, 2014 was 29.8% compared to 30.5% for the thirteen weeks ended September 28, 2013. For the thirty-nine weeks ended September 27, 2014 and September 28, 2013, our effective tax rate was 34.0% and 29.9%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets. In 2014, our effective tax rate was negatively impacted by approximately one and four percentage points as a result of a portion of reorganization costs recorded in the thirteen weeks and the thirty-nine weeks ended September 27, 2014, respectively, in jurisdictions under valuation allowance or where the cost is not deductible.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The thirteen weeks ended September 27, 2014 included net discrete benefits of approximately $6,618 which represent 6.4 percentage points of the effective tax rate, driven primarily by the release of unrealized tax benefits due to the expiration of the statute of limitations in various tax jurisdictions.
The thirteen weeks ended September 28, 2013 included net discrete benefits of approximately $4,570, or 4.0 percentage points of the effective tax rate, driven primarily by the release of a previously recorded reserve against the deferred tax assets of one of our foreign operating units.
The thirty-nine weeks ended September 27, 2014 included net discrete benefits of approximately $9,143 or 4.1 percentage points of the effective rate, which includes the discrete items noted above for the thirteen weeks ended September 27, 2014, as well as $2,525 of net discrete benefits primarily related to positive adjustments to certain deferred tax asset benefits.
The thirty-nine weeks ended September 28, 2013 included net discrete benefits of approximately $11,521, or 4.1 percentage points of the effective tax rate, which includes the discrete items noted above for the thirteen weeks ended September 28, 2013, as well as net discrete benefits of $6,951 recorded primarily due to a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes.
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
At September 27, 2014, we had gross unrecognized tax benefits of $26,752 compared to $35,398 at December 28, 2013, representing a net decrease of $8,646 during the thirty-nine weeks ended September 27, 2014. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $7,421 and $7,333 at September 27, 2014 and December 28, 2013, respectively.
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

Note 11 – Segment Information

Geographic areas in which we operate include North America (the United States and Canada), Europe (Austria, Belgium, Denmark, Finland, France, Germany, Hungary, Italy, Israel, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, India, Indonesia, Malaysia, New Zealand, Singapore, Thailand, Lebanon, United Arab Emirates, Turkey, Egypt and South Africa) and Latin America (Brazil, Chile, Colombia, Mexico, Peru and our Latin American export operations in Miami). See the discussion of the change in our reportable segments in Note 1.
We do not allocate stock-based compensation recognized (see Note 4) to our operating units; therefore, we are reporting this as a separate amount.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales
North America	$5,134,339	$4,305,280	$13,887,423	$12,647,085
Europe	3,200,399	2,927,300	10,077,384	9,137,142
Asia-Pacific	2,378,228	2,469,393	7,026,471	7,566,420
Latin America	524,874	448,642	1,539,930	1,370,427
Total	$11,237,840	$10,150,615	$32,531,208	$30,721,074
Income from operations
North America	$85,716	$107,146	$219,484	$243,837
Europe	2,090	6,164	(6,039)	30,677
Asia-Pacific	31,005	22,439	71,455	64,705
Latin America	9,205	9,635	26,155	24,713
Stock-based compensation expense	(8,301)	(7,693)	(24,761)	(21,649)
Total	$119,715	$137,691	$286,294	$342,283
Capital expenditures
North America	$8,430	$20,602	$41,126	$54,078
Europe	1,339	2,993	5,493	5,631
Asia-Pacific	1,373	3,129	4,597	5,610
Latin America	330	242	1,153	1,104
Total	$11,472	$26,966	$52,369	$66,423
Depreciation
North America	$16,141	$13,181	$44,982	$37,244
Europe	3,364	4,172	11,117	13,046
Asia-Pacific	2,635	2,475	7,812	7,665
Latin America	406	335	1,151	1,004
Total	$22,546	$20,163	$65,062	$58,959
Amortization of intangible assets
North America	$9,955	$7,297	$29,574	$21,892
Europe	2,977	2,705	8,682	8,467
Asia-Pacific	1,430	1,414	4,269	4,376
Latin America	205	222	615	665
Total	$14,567	$11,638	$43,140	$35,400

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Integration, transition and other costs (a)
North America	$4,591	$1,240	$12,924	$8,777
Europe	4,341	1,241	6,105	3,190
Asia-Pacific	267	1,362	2,157	2,384
Latin America	—	—	—	—
Total	$9,199	$3,843	$21,186	$14,351
(a) Costs are primarily for legal, consulting and other costs associated with the global organizational effectiveness program (see Note 8), the integration of BrightPoint, acquisitions-related costs and other transition costs incurred for certain executives, charged to SG&A expenses. Offsetting these costs are gains of $6,600 and $29,500 related to the settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in the first quarter of 2014 and third quarter of 2013, respectively (see Note 13).
For a segment breakdown of reorganization costs, refer to Note 8.

	As of
	September 27, 2014	December 28, 2013
Identifiable assets
North America	$5,208,092	$4,797,503
Europe	3,930,878	4,390,518
Asia-Pacific	1,751,940	1,766,986
Latin America	670,945	836,188
Total	$11,561,855	$11,791,195
Long-lived assets
North America	$630,172	$649,146
Europe	107,306	129,119
Asia-Pacific	71,004	77,410
Latin America	7,329	8,447
Total	$815,811	$864,122
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended
	September 27, 2014		September 28, 2013
Net sales:
United States	$4,763,535	42%	$3,912,837	39%
Outside of the United States	6,474,305	58%	6,237,778	61%
Total	$11,237,840	100%	$10,150,615	100%

	Thirty-nine Weeks Ended
	September 27, 2014		September 28, 2013
Net sales:
United States	$12,714,462	39%	$11,442,971	37%
Outside of the United States	19,816,746	61%	19,278,103	63%
Total	$32,531,208	100%	$30,721,074	100%

			As of
			September 27, 2014	December 28, 2013
Long-lived assets:
United States			$585,004	$625,719
Outside of the United States			230,807	238,403
Total			$815,811	$864,122

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,230 at September 27, 2014 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($11,975 at September 27, 2014 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($10,684 at September 27, 2014 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($6,541 at September 27, 2014 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,232 at September 27, 2014 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($616 at September 27, 2014 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,412 at September 27, 2014 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,206 at September 27, 2014 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at September 27, 2014 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments for these matters could be imposed in an amount up to Brazilian Reais 230,450 ($94,796 at September 27, 2014 exchange rates). We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $6,000. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in accrued expenses.

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
In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity's ability to continue as a going concern. The amendment establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance will be effective for us as of December 15, 2016. The new guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

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
While the primary industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin, we strive to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing and data center. Additionally, we are expanding our capabilities in what we believe are faster growing and higher margin service oriented businesses such as mobility device life cycle services, supply chain solutions and cloud. Over the past few years, we have complemented our internal growth initiatives with strategic business acquisitions. In 2014, we completed three additional strategic acquisitions: Pinnacle Service Solutions, or Pinnacle, and DAT Repair GMBH, or DRG, both in April 2014, and Global Mobility Products, or GMP, in May 2014, which will each provide us with a corridor into a rapidly growing and high-value mobility and supply chain services market. In September 2013, we also completed the strategic acquisitions of Softcom Technologies, Inc., or Softcom, which enhances our cloud offerings roadmap and aggregation platform, and Cloudblue Technologies, Inc., or Cloudblue, which expands our supply-chain capabilities and solutions offerings. In addition, we acquired Shipwire, Inc., or Shipwire, in December 2013, which gives our existing portfolio of products and services an enhanced ability to access the large and growing e-commerce fulfillment market. Although we expect that these acquisitions and our organic investments will expand our capabilities in these areas, service revenues currently represent less than 10% of total net sales for all periods presented.
We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.

Management's Discussion and Analysis Continued

To further enhance our ability to innovate and respond to market needs with greater speed and efficiency, in February 2014 we announced a plan to proceed with a global organizational effectiveness program that involves the following three critical aspects:

1.	Aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources;

2.	De-layering and simplifying the organization to enable us to be more nimble, responsive and collaborative; and

3.	Maintaining investments in expertise and capabilities to continue to transform our business mix in faster growing, higher margin businesses.
We expect our alignment and de-layering programs to generate annual savings between $80,000 and $100,000. The majority of the cost savings began to take effect in the second half of 2014 and the full run rate of savings is expected to be realized in 2015. We have incurred reorganization as well as transition and other related costs aggregating $89,652 for the thirty-nine weeks ended September 27, 2014, which includes $68,020 related to employee termination benefits associated with this program, $14,104 of transition and integration costs and $7,528 for a previously acquired trade name that was written off as a result of the integration of certain operations under the Ingram Micro brand.
We are in the process of migrating our operations from our legacy proprietary enterprise resource planning, or ERP, system that was developed in the late-1980s to SAP in a phased, country-by-country approach. We have deployed SAP in several operations globally beginning in 2009 with our most recent deployment in early 2013 in Colombia. Due to challenges in our earlier round of implementations, additional deployments have been on hold as we continue to address certain improvements within the system to better address our internal and customer needs. We are continuing to evaluate our schedule for deploying the ERP system in additional locations. While we will adjust the deployment schedule as required to best serve our customers, we can make no assurances that we will not have further disruptions, delays and/or negative business impacts from forthcoming deployments.
We sell finished products purchased from many vendors but generated approximately 14% of our consolidated net sales for the thirteen weeks ended September 27, 2014, and approximately 14% of our consolidated net sales for the thirteen weeks ended September 28, 2013 from products purchased from Hewlett-Packard Company.
For the thirty-nine weeks ended September 27, 2014, we generated approximately 15% of our consolidated net sales, and for the thirty-nine weeks ended September 28, 2013, approximately 15% of our consolidated net sales from products purchased from Hewlett-Packard Company.
Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific, and Latin America. In the fourth quarter of 2012, we acquired BrightPoint Inc., or BrightPoint, a global leader in providing devices lifecycle services to the wireless industry, and added this as a reporting segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, discrete financial information for the legacy BrightPoint operations is no longer available and, therefore, we have included the results of BrightPoint into our geographic segments, of North America, Europe, Asia-Pacific and Latin America. As a result, we have retrospectively reclassified the consolidated financial statements to conform to the new presentation. The measure of segment profit is income from operations.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended September 27, 2014 Compared to the Thirteen Weeks Ended September 28, 2013

	Thirteen Weeks Ended				Change - Increase (Decrease)
	September 27, 2014		September 28, 2013		Amount	Percentage
Net sales by reporting segment
North America	$5,134,339	46%	$4,305,280	42%	$829,059	19.3%
Europe	3,200,399	28%	2,927,300	29%	273,099	9.3%
Asia-Pacific	2,378,228	21%	2,469,393	24%	(91,165)	(3.7)%
Latin America	524,874	5%	448,642	4%	76,232	17.0%
Total	$11,237,840	100%	$10,150,615	100%	$1,087,225	10.7%

	Thirteen Weeks Ended				Increase (Decrease)
	September 27, 2014		September 28, 2013		Amount
Operating income and operating margin by reporting segment
North America	$85,716	1.67%	$107,146	2.49%	$(21,430)
Europe	2,090	0.07%	6,164	0.21%	(4,074)
Asia-Pacific	31,005	1.30%	22,439	0.91%	8,566
Latin America	9,205	1.75%	9,635	2.15%	(430)
Stock-based compensation expense	(8,301)	—	(7,693)	—	(608)
Total	$119,715	1.07%	$137,691	1.36%	$(17,976)

	Thirteen Weeks Ended
	September 27, 2014	September 28, 2013
Net sales	100.00%	100.00%
Cost of sales	94.25	94.10
Gross profit	5.75	5.90
Operating expenses:
Selling, general and administrative	4.40	4.36
Amortization of intangible assets	0.13	0.11
Reorganization costs	0.15	0.07
Income from operations	1.07	1.36
Other expense, net	0.15	0.24
Income before income taxes	0.92	1.12
Provision for income taxes	0.27	0.34
Net income	0.64%	0.78%

Management's Discussion and Analysis Continued

The 10.7% increase in our consolidated net sales for the thirteen weeks ended September 27, 2014, or third quarter of 2014, compared to the thirteen weeks ended September 28, 2013, or third quarter of 2013, largely reflected strong growth in North America, Europe and Latin America, partially offset by a decline in Asia-Pacific, which was primarily driven by significantly lower mobility business handset sales into Indonesia and continued weakness in China. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated sales.
The 19.3% increase in North American net sales in the third quarter of 2014 compared to the third quarter of 2013 was primarily driven by triple digit growth in our mobility business, which benefited from our new Verizon Wireless retail and dealer channel business and growth in both logistics and repairs, supported by new customer wins in 2014 and higher volume sales with existing customers. In addition, our technology and other solutions business grew in the high single digits, primarily driven by strength in systems and networking.
The 9.3% increase in European net sales includes the translation impact of stronger foreign currencies relative to the U.S. dollar which had a positive impact on net sales of approximately two percentage points and reflects a solid demand environment across most of Europe. Led by solid growth across several countries, our European technology and other solutions business saw mid-single digit growth in local currency, with strength in consumer and retail markets particularly in Germany, Spain and Italy. European mobility sales grew in double digits in local currency led by strong smartphone sales in Germany and Sweden.
The 3.7% decrease in our Asia-Pacific net sales includes the translation impact of stronger foreign currencies relative to the U.S. dollar which had a positive impact on net sales of approximately one percentage point. Asia-Pacific mobility revenue was down low double digits in local currency, driven by the decline of approximately $120,000 in mobility business handset sales into Indonesia related to market share losses by a large original equipment manufacturer ("OEM"), partially offset by strong growth in India, Australia and Singapore. Our Asia-Pacific technology and other solutions business was flat in local currency. Solid local currency growth in Australia, Singapore and India was offset by lower sales in China where revenue declined due to continued softness in demand for some of the vendor products we carry.
The 17.0% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately two percentage points. The local currency sales growth was largely driven by robust growth in Brazil and Mexico driven by strength in advanced solutions, as well as accelerated growth in our newly established mobility business due to expansion into multiple countries in this region. Miami export continued to experience slower retail sales.
Gross profit increased by $47,256, or 7.9%, in the third quarter of 2014 compared to the third quarter of 2013, benefiting from the strong sales growth noted above. However, gross margin decreased fifteen basis points driven by a greater mix of high volume, lower gross margin products, particularly in lower margin mobility distribution. Revenue mix in North America also led to lower gross margin in our technology solutions business versus last year. This decrease was partially offset by increases in mobility services, advanced solutions, supply chain services and cloud, which are generally higher margin product lines.
Total selling, general and administrative expenses, or SG&A expenses, increased $51,751, or 11.7%, in the third quarter of 2014 compared to the third quarter of 2013. The current year quarter included integration, transition and other costs of $9,199 compared to $3,843 of such costs in the prior year. The increase in SG&A expenses also reflects our acquisitions, which added approximately $17,000, costs associated with growth in our supply chain solutions business, variable costs associated with the increased volume of sales, and further organic investment in higher value businesses; partially offset by savings from the integration of BrightPoint and implementation of our organizational effectiveness program. In addition, the prior year quarter included a net benefit of approximately $24,500 or 24 basis points of consolidated net sales, relating to the receipt of $29,500 from a LCD flat panel display class action settlement, partially offset by the negative impact of approximately $5,000 recorded for estimated potential penalties and other charges related to indirect tax declarations in Europe.
Amortization of intangible assets increased $2,929 in the third quarter of 2014 compared to the third quarter of 2013 due to our recent acquisitions.
During the third quarter of 2014, we incurred net reorganization costs of $17,300, primarily related to employee termination benefits as we are adjusting our cost structure in line with our global organizational effectiveness program. During the third quarter of 2013, we incurred net reorganization costs of $6,748, primarily for employee termination benefits for workforce reductions in Germany to adjust our cost structure to the existing conditions and our exit of a BrightPoint facility in the U.S. (See Note 8 to our consolidated financial statements).

Management's Discussion and Analysis Continued

Operating margin in the third quarter of 2014 decreased 29 basis points compared to the third quarter of 2013, primarily reflecting the impact of the restructuring, integration and transition charge of $26,499, or 24 basis points, in the current period, compared to $10,591 or 10 basis points in the prior year. The prior year quarter also included a net benefit of $24,500 or 24 basis points of net sales related to the LCD flat panel display class action settlement and a charge for indirect taxes in Europe as discussed above. The remaining improvement in our operating margin primarily reflects leverage on operating expenses we realized from the sales growth.
The decrease in North American operating margin in the third quarter of 2014 compared to the third quarter of 2013 largely reflects the prior year benefit of $28,500 or 66 basis points of North American net sales, related to a LCD flat panel display class action settlement discussed above, as well as reorganization, integration and transition charges of $9,894, or 19 basis points, of North American net sales, in the current period compared to $4,051, or 9 basis points of North American revenue, in the prior year. A greater mix of high volume, lower gross margin products in our technology solutions business also negatively impacted the North American operating margin in 2014.

The decrease in our European operating margin in the third quarter of 2014 compared to the third quarter of 2013 primarily reflects the impact of charges of $15,411, or 48 basis points of European net sales, for reorganization, integration and transition costs incurred in connection with our organizational effectiveness program and the integration of BrightPoint, compared to $5,082, or 17 basis points in the prior year. The prior year quarter also reflects the impact of the charge of $5,000, or 17 basis points of European net sales, related to indirect tax declarations. A greater mix of high volume lower gross margin products, particularly in the retail and consumer markets negatively impacted the European operating margins in the quarter. However, this decline is partially offset by the benefits from cost savings as a result of the initial implementation of our organizational effectiveness initiative, and we expect to see further improvements in Europe's cost structure as we enter 2015.
Our Asia-Pacific operating margin increased in the third quarter of 2014 compared to the third quarter of 2013. Operating income increased by $8,566 largely due to continued improvement in Australia's technology solutions business, as well as strong enterprise sales in India and Singapore.
The decrease in our Latin American operating margin in the third quarter of 2014 compared to the third quarter of 2013 reflects rapid growth in the lower margin handset distribution sales in the region's mobility business. The prior year quarter also included a benefit related to a LCD flat panel display class action settlement of approximately $1,000 or 23 basis points of Latin American net sales.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $16,758 in the third quarter of 2014 compared to $24,188 in the third quarter of 2013. The year-over-year decrease is primarily attributable to a net foreign currency exchange gain recorded in our Pan-European purchasing entity of approximately $6,500, during the third quarter of 2014, compared to a loss of approximately $4,600 in the prior year, partially offset by higher interest expense, as a result of higher debt levels, to support the growth in our business and investment in recent acquisitions and higher costs for factoring and draft discounting programs.
We recorded an income tax provision of $30,723, or an effective tax rate of 29.8%, in the third quarter of 2014 compared to $34,565, or an effective tax rate of 30.5%, in the third quarter of 2013. The current quarter income tax provision includes the negative impact of approximately one percentage point related to a portion of restructuring and transition costs recorded in jurisdictions where no tax benefit was realized. The third quarter of 2014 also included net discrete benefits of approximately $6,618 which represent 6.4 percentage points of the effective tax rate, driven primarily by the release of unrealized tax benefits due to the expiration of the statute of limitations in various tax jurisdictions. The prior year income tax provision included discrete benefits totaling approximately $4,570, or 4.0 percentage points, driven primarily by the release of a previously recorded reserve against the deferred tax assets of one of our foreign operating units. We currently expect our full year effective tax rate to be approximately 32%, however, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Results of Operations for the Thirty-nine Weeks Ended September 27, 2014 Compared to the thirty-nine weeks ended September 28, 2013

	Thirty-nine Weeks Ended				Change - Increase (Decrease)
	September 27, 2014		September 28, 2013		Amount	Percentage
Net sales by reporting segment
North America	$13,887,423	43%	$12,647,085	41%	$1,240,338	9.8%
Europe	10,077,384	31%	9,137,142	30%	940,242	10.3
Asia-Pacific	7,026,471	22%	7,566,420	25%	(539,949)	(7.1)
Latin America	1,539,930	5%	1,370,427	4%	169,503	12.4
Total	$32,531,208	100%	$30,721,074	100%	$1,810,134	5.9%

	Thirty-nine Weeks Ended				Increase (Decrease)
	September 27, 2014		September 28, 2013		Amount
Operating income and operating margin by reporting segment
North America	$219,484	1.58%	$243,837	1.93%	$(24,353)
Europe	(6,039)	(0.06)	30,677	0.34	(36,716)
Asia-Pacific	71,455	1.02	64,705	0.86	6,750
Latin America	26,155	1.70	24,713	1.80	1,442
Stock-based compensation expense	(24,761)	—	(21,649)	—	(3,112)
Total	$286,294	0.88%	$342,283	1.11%	$(55,989)

	Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013
Net sales	100.00%	100.00%
Cost of sales	94.19	94.21
Gross profit	5.81	5.79
Operating expenses:
Selling, general and administrative	4.55	4.50
Amortization of intangible assets	0.13	0.12
Reorganization costs	0.24	0.03
Income from operations	0.88	1.11
Other expense, net	0.19	0.19
Income before income taxes	0.69	0.92
Provision for income taxes	0.23	0.28
Net income	0.45%	0.65%

Management's Discussion and Analysis Continued

The 5.9% increase in our consolidated net sales for the thirty-nine weeks ended September 27, 2014, or first nine months of 2014, compared to the thirty-nine weeks ended September 28, 2013, or first nine months of 2013, largely reflected solid growth in North America, Europe and Latin America, partially offset by a decline in Asia-Pacific which was primarily driven by significantly lower mobility business handset sales into Indonesia and continued weakness in China. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The 9.8% increase in North American net sales in the first nine months of 2014 compared to the first nine months of 2013 was driven by high double-digit growth in our mobility business, and low single-digit growth in our technology and other solutions business largely driven by the same factors noted in our discussion of the results for the third quarter.
The 10.3% increase in European net sales results is primarily attributable to growth in Europe's technology and other solutions revenue, as well as growth in mobility revenues largely driven by the same factors as noted in our discussion of the results for the third quarter. The translation of stronger local currencies relative to the U.S. dollar had a positive impact of approximately three percentage points on the region's net sales.
The 7.1% decrease in our Asia-Pacific net sales largely reflects lower sales in Indonesia mobility revenue, which was partially offset by strong growth in handset sales in India. Asia-Pacific technology and other solutions revenue was relatively flat in local currency. Strong growth in Australia and India was largely offset by revenue declines in China, as noted above. The translation of weaker local currencies relative to the U.S. dollar had a negative impact of approximately three percentage points on the region's net sales.
The 12.4% increase in Latin American net sales reflected significant growth in mobility sales and robust growth in Brazil and Mexico, partially offset by weakness in Miami Export as discussed above. The translation of weaker local currencies relative to the U.S. dollar had a negative impact of approximately four percentage points on the region's net sales.
Gross profit increased $110,522, or 6.2%, in the first nine months of 2014 compared to the first nine months of 2013, benefiting from the strong sales growth noted above and gross margin increased two basis points benefiting from recent organic investments and acquisitions, partially offset by significant growth in mobility distribution sales to support the Verizon retail and dealer channel as noted above.
Total SG&A expenses increased $99,584, or 7.2%, in the first nine months of 2014 compared to the first nine months of 2013. SG&A expenses in the first nine months of 2014 included integration, transition and other costs of $21,186, or seven basis points of consolidated net sales, partially offset by a benefit of approximately $6,600 or two basis points of consolidated net sales, relating to the receipt of the final distribution of a LCD flat panel display class action settlement recorded in the first quarter of 2014. The prior year included integration, transition and other costs of $14,351, or five basis points of net sales, as well as the net benefit of approximately $24,500, or eight basis points of net sales, related to the LCD class action settlement and the charge for indirect tax declarations in Europe, as noted for the quarter. The remaining increase in SG&A expenses reflects our acquisitions, which added approximately $38,000, incremental variable costs associated with the increase in volume of our business and further investments in higher value businesses and growth in our supply chain solutions and mobility services businesses.
Amortization of intangible assets increased $7,740 in the first nine months of 2014 compared to the first nine months of 2013 due to the acquisitions we made in the last twelve months.
During the first nine months of 2014, we incurred net reorganization costs of $79,237 primarily related to employee termination benefits as we are adjusting our cost structure in line with our global organizational effectiveness program and the write-off of a previously acquired trade name. During the first nine months of 2013, we incurred net reorganization costs of $20,050, primarily related to employee termination benefits for workforce reductions associated with the integration of our acquisitions and transition of some functions to shared service centers and facility exit costs (see Note 8 to our consolidated financial statements).
Operating margin in the first nine months of 2014 decreased compared to the first nine months of 2013, primarily due to increased reorganization, integration and transition costs in the current year and the net benefit of the LCD class action settlement and the indirect tax declaration expense in the prior year, all as discussed above. The impact of these factors was partially offset by a slightly improved gross margin as discussed above.
The decrease in our North America operating margin in the first nine months of 2014 compared to the first nine months of 2013 primarily reflects the impact of the charge of $33,179 or 24 basis points of North American net sales, related to reorganization, integration and transition costs for actions taken under our organizational effectiveness program, partially offset by the benefit of $6,600, or 5 basis points of North American net sales, recorded in the first quarter of 2014 related to the class action settlement noted above. The prior year included the benefit related to the LCD class action settlement, discussed above, of $28,500, or

Management's Discussion and Analysis Continued

approximately 23 basis points of North American net sales, partially offset by reorganization, integration and transition costs of $10,988 or 9 basis points. The remaining change in operating income primarily reflects better margin as we are realizing the benefits of our previous investments in high value businesses, partially offset by higher amortization as a result of our acquisitions.
The decrease in our European operating margin in the first nine months of 2014 compared to the first nine months of 2013 primarily reflects the impact of expenses totaling $61,689 or 61 basis points of European net sales, related to reorganization, integration and transition costs for actions taken under our organizational effectiveness program and the integration of BrightPoint compared to $11,725 or 13 basis points, in the prior year. The prior year operating margin also included $5,000, or 5 basis points, related to the indirect tax declarations expense noted above. As noted for the quarter, the region is benefiting from cost savings as a result of the initial implementation of our organizational effectiveness initiative, and we expect to see further improvements in Europe's cost structure as we enter 2015. These benefits were partially offset by a greater mix of high volume lower gross margin products, particularly in the retail and consumer markets.
The increase in our Asia-Pacific operating margin in the first nine months of 2014 compared to the first nine months of 2013 primarily reflects the improvement in Australia's technology solutions business, as well as strong enterprise sales in India and Singapore.
The decrease in our Latin American operating margin in the first nine months of 2014 compared to the first nine months of 2013 primarily reflects an increasing mix of lower margin mobility distribution sales. The year-over-year comparison is also affected by aggregate gains of approximately 15 basis points of Latin American net sales from the sale of land and a building in Argentina in the second quarter of the prior year and the benefit related to the LCD class action settlement as discussed above. These declines are partially offset by higher advanced solution sales and continued strong year-over-year growth in the Brazil business.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains and other non-operating gains and losses. We incurred other expenses of $62,482 in the first nine months of 2014 compared to $59,102 in the first nine months of 2013. The year-over-year increase is primarily attributable to higher interest expense as a result of higher average debt levels in countries where we are experiencing strong growth and where interest rates are higher, as well as higher costs for factoring and draft discounting programs, partially offset by a net foreign currency exchange gain during the third quarter of 2014.
We recorded an income tax provision of $76,132, or an effective tax rate of 34.0%, in the first nine months of 2014 compared to $84,798, or an effective tax rate of 29.9%, in the first nine months of 2013. The current year income tax provision includes the negative impact of approximately four percentage points related to a portion of restructuring and transition costs recorded in jurisdictions where there will be no tax benefit realized. The first nine months of 2014 also included net discrete benefits of approximately $9,143 or 4.1 percentage points of the effective rate, which are primarily related to $6,618 for the quarter, as well as $2,525 of net discrete benefit primarily related to positive adjustments to certain deferred tax asset benefits. The first nine months of 2013 included net discrete benefits totaling approximately $11,521, or 4.1 percentage points of the effective tax rate, which includes the discrete items of $4,570 of net benefit for the quarter, as well as net discrete benefits of $6,951 recorded primarily due to a change in estimate of the amount of BrightPoint acquisition costs deductible for tax purposes.

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

Management's Discussion and Analysis Continued

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

•	the impact of acquisitions and divestitures;

•	unexpected events or the resolution of existing uncertainties, including, but not limited to, litigation, or regulatory matters;

•	the loss or consolidation of one or more of our major suppliers or customers;

•	product supply constraints; and

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

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreases in cash flows from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first nine months of 2014 and 2013.
Operating activities used net cash of $393,943 in the first nine months of 2014 compared to net cash provided of $113,401 in the first nine months of 2013. The net cash used from operations in the first nine months of 2014 largely reflects our seasonally higher working capital days at the end of the third quarter of 2014 and is generally attributed to normal variations in the timing of collection from customers, movement of inventory and payments to vendors, as well as increased working capital to support the year-over-year increase in net sales of more than $1,800,000. Cash used by operations in 2014 was also affected by the timing of the payment of transaction and income taxes in various jurisdictions around the world.
Investing activities used net cash of $80,149 in the first nine months of 2014 compared to $79,120 in the first nine months of 2013 primarily driven by capital expenditures, our acquisitions in both periods and a payment for a cost-based investment in the first nine months of 2014.
Financing activities provided net cash of $304,414 in the first nine months of 2014 compared to net cash used of $115,054 in the first nine months of 2013. The net cash provided by financing activities in the first nine months of 2014 primarily reflects net proceeds of $283,133 from our revolving credit facilities in addition to the proceeds of $16,943 from the exercise of stock options. The net cash used by financing activities in the first nine months of 2013 primarily reflects the net payment of $155,272 on our revolving credit facilities with funds generated from operating cash flows as well as the proceeds of $39,517 from exercise of stock options.
Our levels of debt and cash and cash equivalents are highly influenced by our working capital needs. As such, our cash and cash equivalents balances and borrowings fluctuate from period to period and may also fluctuate significantly within a quarter. The fluctuation results from the concentration of payments received from customers toward the end of each month, and the timing of payments made to our vendors. Accordingly, our period-end debt and cash balances may not be reflective of our average levels, or maximum debt and/or minimum cash levels, during the periods presented or at any other point in time.

Management's Discussion and Analysis Continued

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $3,506,642, of which $1,128,161 was outstanding, at September 27, 2014. These facilities have staggered maturities through 2022. Our cash and cash equivalents totaled $497,820 and $674,390 at September 27, 2014 and December 28, 2013, respectively, of which $381,179 and 521,571, respectively, resided in operations outside of the U.S. Our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring.
As of September 27, 2014 and December 28, 2013, we had book overdrafts of $514,198 and $347,837 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time. We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. Depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing arrangements.
At September 27, 2014, we had $300,000 aggregate principal amount of 5.00% senior unsecured notes due 2022. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At September 27, 2014 and December 28, 2013, our senior unsecured notes due 2022 had a carrying value of $298,589 and $298,454, respectively, net of unamortized discount of $1,411 and $1,546, respectively. At September 27, 2014 and December 28, 2013, we also had $300,000 aggregate principal amount of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the terms of the program. The interest rate of this program depends on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $385,000 and $199,000 at September 27, 2014 and December 28, 2013, respectively, under this North American financing program.
We also have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific as follows:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $133,235 at September 27, 2014 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $57,101 at September 27, 2014 exchange rates, maturing in May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $140,112 at September 27, 2014 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at September 27, 2014 or December 28, 2013 under any of these three financing programs.
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

Management's Discussion and Analysis Continued

At September 27, 2014, our actual aggregate capacity under these programs was approximately $1,005,447 based on eligible trade accounts receivable available, of which $385,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At September 27, 2014, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,507,170.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks. In August 2013, we entered into an amendment of this facility to extend its maturity to September 2018 with an option to increase the total commitment by $310,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at September 27, 2014 or December 28, 2013 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At September 27, 2014 and December 28, 2013, letters of credit of $12,141 and $7,996, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $962,606 at September 27, 2014. Most are on an uncommitted basis and are reviewed periodically for renewal. At September 27, 2014 and December 28, 2013, respectively, we had $144,572 and $48,772 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 8.1% and 9.0% per annum at September 27, 2014 and December 28, 2013, respectively. At September 27, 2014 and December 28, 2013, letters of credit totaling $41,964 and $31,636, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013 other than those noted in this “Capital Resources” section.
Covenant Compliance
We must comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock we can repurchase annually. At September 27, 2014, we were in compliance with all material covenants or other material requirements in our trade accounts receivable-backed programs, senior unsecured notes due 2017 and 2022, revolving unsecured credit facility and other credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At September 27, 2014 and December 28, 2013, we had a total of $318,322 and $381,451, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the first nine months of 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended December 28, 2013.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($5,230 at September 27, 2014 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($11,975 at September 27, 2014 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($10,684 at September 27, 2014 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($6,541 at September 27, 2014 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,232 at September 27, 2014 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($616 at September 27, 2014 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($4,412 at September 27, 2014 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($2,206 at September 27, 2014 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at September 27, 2014 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments for these matters could be imposed in an amount up to Brazilian Reais 230,450 ($94,796 at September 27, 2014 exchange rates). We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

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
Item 5. Other Information

The following disclosure is being made in accordance with Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012:

During the quarter ended September 27, 2014, we learned that Ingram Micro Germany, one of our wholly-owned non-U.S. subsidiaries, made one sale during the quarter ended September 27, 2014, to an individual who received delivery of the sale at a German subsidiary of an Iranian company. The individual is not included on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) with the identifier “[IRAN]”, however, the German company is. This sale consisted of a single graphics card resulting in revenue to us of approximately $.045, with net profits of substantially less than that. The sale appears to be the result of human error and was not made with any intent to violate our policies and procedures or any applicable laws.  However, the sale was conducted in contravention of Ingram Micro’s export control and sanctions policies, which prohibit Ingram Micro and its affiliates from conducting any activities, transactions or dealings with Iran or Iranian counterparties, including the Government of Iran.  In connection with our discovery of the above-described sale, we have increased compliance resources and training to prevent such activity from recurring.  We have voluntarily notified OFAC of the sale and intend to cooperate fully with OFAC.

As of the date of this report, we are not aware of any other activity, transaction or dealing by us or any of our affiliates during the quarter ended September 27, 2014 that requires disclosure in this report under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

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
October 23, 2014

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