Form 10-K
period 2015-01-03
INGRAM MICRO INC
filed 2015-02-27
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
__________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at June 28, 2014, was $4,367,787,552 based on the closing sale price on such last business day of $28.80 per share.

The registrant had 156,242,802 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held June 3, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
The following discussion includes forward-looking statements, including but not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring activities, integration and other reorganization costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider those factors discussed under “Risk Factors.” We disclaim any duty to update any forward-looking statements. Unless otherwise stated, all currency amounts, other than per share information, contained in Parts I and II are stated in thousands.
Our Background
Ingram Micro Inc., a Fortune 100 company, helps businesses realize the promise of technology by delivering a full spectrum of global technology and supply chain services to businesses around the world. Our global infrastructure and deep expertise in technology solutions, mobility, supply chain services and cloud services help to enable our business partners to operate efficiently and successfully in the markets they serve. We are the largest wholesale technology distributor based on revenues and a global leader in supply chain management and mobile device lifecycle services. We distribute and market a large variety of technology and mobility products from leading companies, such as Acer, Apple, Cisco, Citrix, Hewlett-Packard (“HP”), IBM, Lenovo, Microsoft, Samsung, Symantec, VMware and many others. As a vital link in the technology value chain, we create sales and profitability opportunities for vendors, resellers, mobile network operators and other customers through unique marketing programs; outsourced logistics and mobile device lifecycle solutions; technical support; financial services; product aggregation and distribution; solutions creation and cloud service models.
We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, we have expanded and strengthened our global footprint, product breadth and service capabilities. In recent years, we have made major strides in expanding our presence in areas of strategic focus: technology solutions, mobility, supply chain services and cloud services. In 2013 we completed acquisitions that strengthen our capabilities in supply chain services and cloud-based solutions, including: Shipwire, Inc. (“Shipwire”), a leading provider of e-commerce fulfillment services for small-to-medium-sized businesses (“SMB”), CloudBlue Technologies, Inc. (“CloudBlue”), a global leader in enterprise information technology asset disposition (“ITAD”), onsite data destruction and e-waste recycling services and SoftCom, Inc. (“SoftCom”), a leading cloud marketplace and global service provider offering domain name management, web hosting and cloud infrastructure. During 2014 we enhanced our access and reach into Turkey's fast-growing technology industry by acquiring a majority interest in Turkish value-added distributor Armada. Three of our other 2014 acquisitions helped us build additional capabilities in the repair, refurbish and reverse logistics market: Pinnacle Service Solutions provides after-sales support to consumer electronics (“CE”) manufacturers across the U.S., and Global Mobility Products (“GMP”) and DAT Repair GMBH (“DRG”) extend our reach into the mobile reverse logistics, repair and asset recovery markets in Canada and Europe, respectively. We enhanced our professional services capabilities in North America with the acquisition of Rollouts, an information technology (“IT”) services company providing on-demand field technicians and rapidly deployable workforces to businesses and IT solution providers in North America. We augmented our cloud services capabilities with the acquisition of cloud service provider SofCloudIT. Our focus is on profitably growing and optimizing our core technology solutions business, expanding the reach of our acquired operations, building upon our established services business and continuing to make strategic investments in higher-margin services and solutions.
Where We Are
We have operations in 38 countries, spanning all global regions: North America (United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (which includes Middle East and Africa ("MEA")) (Australia, the People’s Republic of China (including Hong Kong), Egypt, India, Indonesia, Israel, Lebanon, Malaysia, New Zealand, Singapore, South Africa, Thailand, Turkey and United Arab Emirates) and Latin America (Brazil, Chile, Colombia, Mexico and Peru). We also operate support centers in Argentina, Bulgaria, Costa Rica, India, Philippines and Puerto Rico. Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous markets. We sell our products and services to a global customer base of more than 200,000 customers in more than 160 countries. Based on currently available data, we believe that we are the market share leader in technology distribution, by net sales, in North America and Latin America, and number two in Europe and Asia-Pacific.

Our Strengths
We believe that the current technology industry generally favors large, financially-sound distributors that have broad product portfolios, economies of scale, strong business partner relationships and wide geographic reach. We offer the largest breadth of products in our industry, providing a true "one-stop-shop" for our customers and we believe that we are the only global broad-based technology distributor with distribution operations in every region. Our extensive global coverage, breadth of product and solution offerings and wide range of business partners reduce the risks from volatility and demand fluctuations in a single market, vendor or product segment. These attributes also provide the foundation for expansion in higher margin service-oriented businesses, enabling us to take advantage of key market trends, such as global e-commerce growth, pervasive access to data from any device, big data analytics and the rise of the omni-channel. We believe there is a growing demand for additional services and solutions from companies that already have an established global presence and existing infrastructure, which is why we are strategically focused on increasing our capabilities in these areas. Our diversification strategy continues to provide us with new growth opportunities while reducing our dependence on our core set of partners and markets.
Our conservative approach to working capital management, as well as our diversified portfolio of capital resources, serves us well. Our financial strength enables us to provide valuable credit to our customers, while employing a disciplined approach to managing accounts and determining creditworthiness. Our financial position provides us with a competitive advantage as a reliable, long-term business partner for our suppliers, resellers and other customers. Our value is in enabling these partners to become more efficient, knowledgeable and profitable.
What We Do
Technology Solutions — We buy, hold title to, and sell technology products and services to resellers who, in turn, typically sell directly to end-users or other resellers. Resellers build efficiencies and reduce costs by relying on Ingram Micro for product availability, marketing, credit, training and enablement, technical support and inventory management. Our distribution services are tailored to meet the needs of resellers serving a wide range of end-users, including consumers, SMBs, public sector entities and large enterprises. We offer programs and services designed to support value-added resellers (“VARs”) that serve as technology sources for the SMB market. The SMB end-user segment is generally one of the largest segments of the IT market in terms of number of customers and total dollars spent annually, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate directly. We support Internet-based resellers through expanded line card offerings and customized, personalized delivery directly to their end-user customers. We are advancing our presence in the higher-value segment of the IT market and we have added products, services and capabilities, as well as associates with the requisite technical skills to broaden our portfolio of higher-value technology solutions. Our expanded capabilities and portfolio enable our resellers to capture opportunities in areas such as the data center market, enterprise computing, storage solutions, virtualization, enterprise software, unified communications, networking and security. By strengthening our position in higher-value product categories, our resellers are able to provide end-users with more complete solutions, augmenting IT products with other categories such as automatic identification and data capture (“AIDC”), point-of-sale (“POS”), physical security, CE, professional audio visual, digital signage products and energy-saving technologies.
Mobility — Our end-to-end mobile device lifecycle capabilities utilize multi-disciplinary expertise to solve the challenges of many of the world’s leading mobile technology manufacturers, mobile network operators, retailers and VARs. We create value for our customers through portfolio management, credit management, channel development and marketing with personalized attention to account management. The portfolio of products we offer includes smartphones, tablets, machine-to-machine, companion products and accessories. The mobility lifecycle solutions we offer include handset distribution, forward and reverse logistics, subscriber identity module (or SIM) kitting, customization services (device configuration, software/application loading, customized packaging and flashing), eBusiness (e-commerce platform, IT integration and hosted web stores on demand), airtime activation, managed financial services, advanced planning and trade-in programs. Recent acquisitions have expanded our capabilities in mobility repair, refurbishment and asset recovery. Our mobile device lifecycle services are designed to create solutions that lower transportation costs, extend market reach, maximize value recovered from returned devices and provide complete visibility of products as they move through the supply chain. Customers include network operators, mobile virtual network operators ("MVNOs"), manufacturers, retailers, etailers, and VARs.
Supply Chain Solutions — Our expertise in logistics enables us to extend our business beyond traditional distribution and technology products. We offer fee-based supply chain services, encompassing the end-to-end functions of the supply chain to vendors choosing to sell direct. Likewise, we offer fee-based services to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics and other supply chain services. Our supply chain services are designed to enable our customers to better compete by reducing their costs, improving their asset efficiency and increasing the quality of service to their customers. During 2014 we made strides in expanding the impact of Shipwire, our e-commerce fulfillment company, and CloudBlue, our ITAD services company, which were acquired in 2013. We have nearly doubled CloudBlue’s operating facilities and are expanding into India and China. We have expanded Shipwire's international presence and we have integrated its web-based logistics platform into eight of our distribution centers.

Cloud — We have aggregated 224 cloud solutions from 74 vendors on a global basis, spanning virtually every solution category. Our resellers in certain geographic markets can access our catalog of cloud solutions and tailor cloud offerings to fit the business needs of their end-user customers. During 2014, we transitioned to a global cloud organization and launched a more robust version of our Cloud Marketplace, through which channel partners and IT professionals can browse, buy, deploy and manage a suite of cloud services with ease and efficiency directly from us. Our Cloud Marketplace is live in the U.S., Canada and Mexico and is in the process of launching in the United Kingdom, the Netherlands, France, Germany and Australia. In addition, we have added three new Ingram-branded cloud services to our portfolio: Hosted Exchange, Virtual Private Server and Web Hosting. New cloud solutions are assessed to ensure quality and reliability before becoming part of our cloud services portfolio, as we seek to broaden our cloud services portfolio in line with market demand. By leveraging our cloud services offerings, resellers avoid the investments necessary for independent service deployment while enjoying a recurring revenue stream.
Who Our Customers Are
We conduct business with most of the leading resellers of IT products and services around the world and with many of the world’s leading mobility companies. Our four lines of business serve a customer base, which is divided into categories including VARs, corporate resellers, retailers, custom installers, systems integrators, mobile network operators, MVNOs, direct marketers, Internet-based resellers, independent dealers, product category specialists, reseller purchasing associations, managed service providers, cloud providers, PC assemblers, independent agents and dealers, IT and mobile device manufacturers and other distributors. Many of our customers are heavily dependent on partners with the necessary systems, capital, inventory availability, and distribution facilities in place to provide fulfillment and other services. We try to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve.
In most cases we conduct business with our customers under our general terms and conditions, without minimum purchase requirements. We also have resale contracts with our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. Products are typically sold pursuant to customer purchase orders, and we normally ship products on the same day orders are accepted from the customer. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Backlog is usually not material to our business because orders are generally filled shortly after acceptance. We have specific agreements in place with certain manufacturers and resellers in which we provide supply chain management services such as order management, technical support, call center services, logistics management, configuration management, and procurement management services. These agreements generally may be terminated by either party without cause following reasonable notice. The service offerings we provide to our customers are discussed further below under “What Services We Provide.” Our mobility supply chain services are typically provided pursuant to agreements with terms between one and three years and generally may be terminated by either party subject to a short notice period.
Our business is not substantially dependent on any of these distribution or supply chain services contracts. No single customer accounted for more than 10% of our total revenue in fiscal 2014.
How We Sell and Market
We employ sales representatives and technical specialists worldwide, both in the field and on our campuses, who assist resellers with product specifications and solution design, system configuration, new product/service introductions, pricing, and availability. In addition, our sales representatives regularly introduce our reseller partners to new technologies and markets in order to assist them in expanding their business. Resellers access and order cloud services from our Cloud Marketplace, a transactional online marketplace for channel partners and IT professionals.
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
During 2014, we implemented a broad organizational effectiveness program to align our structure with our strategic areas of focus and create a more nimble, responsive organization. By delayering and simplifying the company, we believe we can get closer to our customers and be a more effective business partner.

What Products We Distribute and Market
We distribute and market hundreds of thousands of technology products worldwide from the industry’s premier computer hardware suppliers, mobility hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, CE, unified communication and collaboration, AIDC/POS and physical security products. Based on publicly available information, we believe we offer the largest breadth of products in our industry. Product assortments vary by market, and the suppliers’ relative contribution to our sales also varies from country to country. We are focused on building our presence in those product categories and solutions that will benefit from key growth trends, such as the continuing technology shift to mobile devices and the need for enterprise computing solutions to handle the growing data center market.
Over the past several years, our distribution product category revenues on a consolidated basis have generally been within the following ranges:

• IT Peripherals:	30-40%
• Systems:	30-35%
• Software:	11-17%
• Networking:	13-17%
• Mobility:	0-15%
IT Peripherals.    We offer a variety of products within the peripherals category that fall within several sub-categories:

•	traditional IT peripherals such as printers, scanners, displays, projectors, monitors, panels, mass storage, and tape;

•	digital signage products such as large format liquid-crystal and plasma displays, enclosures, mounts, media players, content software, content creation, content hosting, and installation services;

•	CE products such as digital cameras, digital video disc players, game consoles, televisions, audio, small appliances, media management and home control;

•	AIDC/POS products such as barcode/card printers, AIDC scanners, AIDC software, and wireless infrastructure products;

•	physical security products such as Internet protocol video surveillance, security alarm systems, fire alarm systems, access control smart cards and printers;

•	services provided by third parties and resold by Ingram Micro such as engineering contract-labor services and extended coverage warranties;

•	component products such as processors, motherboards, hard drives, and memory; and

•	supplies and accessories such as ink and toner supplies, paper, carrying cases, and anti-glare screens.
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
Mobility. Our mobility category includes mobile handsets, tablets, navigation devices, aircards, SIM cards, flash memory, and other mobile companion products, including health and fitness bands, wearables, app-cessories and services.

What Services We Provide
We offer a variety of services to our customers and suppliers, and, in some instances, to end-users on behalf of our customers. Our services may be purchased individually or in combination with other services, or they may be provided along with our product sales. Our services include:

•
supply chain services (product procurement, inventory management, order management and fulfillment, postponement, reverse logistics, retail fulfillment/requirement handling, transportation management, call center and customer care, credit and collection management services, enterprise IT asset disposition, data destruction and e-waste recycling services);

•
bid and inventory management services (technical and selective narrative support of customers in their response to Government-wide Acquisition Contracts; simplified inventory allocation resources; contractually supported physical and electronic separation of customer-owned goods at Ingram Micro Advanced Logistic Centers);

•	integration services (compatibility assurance, order configuration, drop ship to end-users);

•	technical support (real-time, multi-vendor support; certified technical expertise; technology help desks; pre-sales consultative support);

•	training services (manufacturer-certified, self-study and instructor-led, virtual and hybrid, and on-demand training courses for resellers and end-users);

•	financial and credit services (credit lines extended to resellers and to end-users on behalf of resellers, end-user leasing programs);

•	marketing services (targeted marketing activities including direct mail, external media advertising, telemarketing campaigns, national and regional trade shows, web-based marketing);

•
marketing agency services (full-service advertising, branding, content and digital marketing services, event services and integrated marketing campaign consulting to our customers and vendors, as well as other companies doing business within technology and CE sales channels);

•
business intelligence and analytics services (customizable programs and services around predictive lead scoring, targeted propensity lists, intelligent data appending and reporting, primary marketing research, and marketing performance analysis, powered by predictive and prescriptive analytics);

•	e-commerce services (website for resellers to find and order products, and to monitor account and order status utilizing electronic data interchange (EDI) with partners in a wide variety of formats);

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

•
solution center services (proof of concept and product demonstrations on site and through remote access; product comparisons, training and education; deployable demo equipment to reseller/end customer sites);

•
professional services (wireless, mobility, security and infrastructure assessments, unified communication and collaboration installations, virtualized server and storage deployments, scalable deployment and rollout services, IT staffing solutions, warranty services, application development supporting big data, mobility and migration, virtualization and wireless assessment, search engine optimization and web design); and

•
mobility device lifecycle services (procurement, inventory management, software loading, kitting and customized packaging, fulfillment, credit services, receivables management, call center services, activation services, website hosting, e-fulfillment solutions, repair, refurbish and recycle services, reverse logistics, transportation management, sale of prepaid airtime).

Although services continue to represent one of the key components of our long-term strategy and can drive a disproportionate share of profits related to revenue contribution, they represented less than 10% of our annual revenues in 2014.

Who Our Suppliers Are
We sell the products of more than 1,700 suppliers, which represent most of the world’s leading computer hardware, networking equipment, mobility, AIDC/POS, and CE manufacturers and software publishers. Products purchased from HP generated approximately 14%, 15%, and 18% of our consolidated net sales in fiscal years 2014, 2013 and 2012, respectively, and products purchased from Apple Inc. generated approximately 10% of our consolidated net sales in fiscal year 2012 and less than 10% in subsequent years. There were no other vendors that represented 10% or more of our net sales in any of the last three years. The year-over-year decreases in products purchased from these vendors, as a percentage of net sales, for the periods discussed above reflects the higher mix of products purchased from other vendors as a result of changes in the market in general and our October 2012 acquisition of BrightPoint which does not have significant purchases from these vendors.
In the distribution business, our suppliers generally provide warranties on the products we distribute, which we pass through to our customers, and allow returns of defective products, including those returned to us by our customers. We generally do not independently provide warranties on the products we distribute; however, local laws may impose warranty obligations upon distributors (such as in the case of supplier liquidation or where the supplier is not present in the market in question). In certain markets we administer extended warranty programs, supported by a third party, on supplier products. We may provide warranty services for products that we build to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Historically, warranty expense has not been material.
We have written distribution agreements with many of our suppliers and these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries in which we may distribute the products. Some of our agreements with our suppliers may contain limitations of liability with respect to our suppliers’ obligations and warranties. The agreements also are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. In cases where suppliers are not obligated to accept inventory returns upon termination, some suppliers will nevertheless elect to repurchase the inventory while other suppliers will assist with either liquidation or resale of the inventory.
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
Within our Technology Solutions business, we compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors that focus on one market or product or a particular sector with which we compete. Examples include Avnet and Arrow in components and enterprise products; Westcon in networking and security; D&H Distributing, ADI, and Petra in consumer electronics; and ScanSource, BlueStar and Jaritech in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Synnex Technology International (Asia-Pacific), Digital China (China), Redington (India, MEA), Dicker Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), ALSO Holding AG (Europe) and Metra Group (MEA).

Our mobile device lifecycle services competitors include Brightstar (all regions); GENCO, Foxconn, Incomm, Aerovoice and Celistics (North America and/or Latin America); Cellnet Group Ltd. (Asia-Pacific); Arvato Logistics Services, Tech Data Mobile and Avenir S.A. (Europe).
The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner with these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, may become our competitors. As some manufacturer and reseller customers move their back-room operations to distribution partners, such outsourcing and value-added services may become areas of opportunity. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo Logistics and UPS Supply Chain Solutions.
The expansion of our supply chain services generates new sources of competition. For example, in the ITAD services segment that we entered through our acquisition of CloudBlue in 2013, we face competitors ranging from global companies, such as Sims Recycling Solutions, to regional service providers, such as GEEP and those with niche specialties, such as ITRenew. Our Shipwire subsidiary competes with companies such as Fulfillment by Amazon and Rakuten Super Logistics.
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
We are constantly seeking to expand our business into areas closely related to our technology solutions, mobile device lifecycle services, supply chain services and cloud businesses. As we enter new business areas, we may encounter increased competition from current competitors and/or from new competitors, some of which may be our current customers and/or suppliers. We believe that suppliers, resellers and other customers pursuing global strategies continue to seek distribution and logistics providers with global sales and support capabilities.
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

Inventory levels may vary from period to period, due, in part, to differences in actual demand from that forecasted when orders were placed, the addition of new suppliers or new product lines with current suppliers, expansion into new product areas and strategic purchases of inventory. In addition, payment terms with inventory suppliers may vary from time to time, and could result in fewer inventories being financed by suppliers and a greater amount of inventory being financed by our own capital. Our payment patterns can be influenced by incentives, such as early pay discounts offered by suppliers.
Our Trademarks and Service Marks
We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “VentureTech Network,” “AVAD,” “Vantex,” “BrightPoint,” “Aptec,” "Shipwire" and "CloudBlue." Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.
Our Employees
As of January 3, 2015, we employed approximately 21,700 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in Europe, Asia-Pacific and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries.
Our Corporate Social Responsibility
We introduced our Corporate Social Responsibility initiative four years ago, solidifying our commitment to being a strong corporate citizen in all aspects of our business, including prudent stewardship of our resources, limiting our impact on the environment and maintaining a safe and respectful workplace. Our associates worldwide continue to show their commitment to saving energy, reducing paper consumption and contributing their time, skills and financial resources to our communities. Our sustainability commitment is formally captured on our corporate website and in our publicly available baseline annual report (www.ingrammicro.com/smartcitizen).
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

EXECUTIVE OFFICERS OF THE COMPANY
The following list of executive officers of Ingram Micro is as of February 26, 2015.

Alain Monié. Mr. Monié, age 64, has been our chief executive officer since January 20, 2012. He rejoined the company as our president and chief operating officer on November 1, 2011, after a year as chief executive officer of APRIL Management Pte., a multinational industrial company based in Singapore. Prior to his role at APRIL Management Pte., Mr. Monié served as president and chief operating officer of Ingram Micro from 2007 to 2010. He joined Ingram Micro in February 2003 as executive vice president, and served in that role and as president of Ingram Micro Asia-Pacific from January 2004 to August 2007. He spent more than two years as president of the Latin American Division of Honeywell International. He joined Honeywell through the corporation’s merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié has been a member of the Board of Directors of Amazon.com, Inc. since November 2008, and was elected to the Board of Ingram Micro in November 2011. Mr. Monié was a member of the Board of Directors of Jones Lang LaSalle from October 2005 to May 2009.

Paul Read. Mr. Read, age 48, has been our president and chief operating officer of Ingram Micro Inc. since September 2013. Mr. Read also served as a Board member on the Ingram Micro Board of Directors from September 2012 to September 2013. Mr. Read was with Flextronics Inc. from June 1995 to June 2013 and served as chief financial officer and executive vice president of Flextronics from June 2008 to May 2013. Prior to that he held various finance executive roles including executive vice president of finance for Flextronics’ worldwide operations. Prior to joining Flextronics in 1995, Mr. Read held various senior financial positions in the United Kingdom with Allied Steel and Wire, STI Telecommunications and Associated British Foods.

Bill Humes.  Mr. Humes, age 50, is our chief financial officer and has served in this role since April 2005. Mr. Humes also served as chief operating officer from April 2012 to September 2013. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP.

Larry Boyd.  Mr. Boyd, age 62, is our executive vice president, secretary and general counsel and has served in this role since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to February 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Shailendra Gupta.  Mr. Gupta, age 52, is our executive vice president and president of mobility, and has served in this role since August 2013. Mr. Gupta previously served as senior executive vice president and president of Ingram Micro Asia-Pacific from January 2008 to July 2013. Mr. Gupta served as our senior vice president, Ingram Micro Asia-Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia-Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

Lynn Jolliffe.  Ms. Jolliffe, age 62, is our executive vice president, human resources and has served in this role since July 2007. Ms. Jolliffe served as vice president of human resources for the North American region from October 2006 until June 2007. She previously served as the vice president of human resources for the European region from March 1999 to May 2007. Prior to Ingram Micro, she served in various executive roles in Canada with Holt Renfrew Ltd. and White Rose Limited.

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
Our periodic and current reports filed with the Securities and Exchange Commission, periodic press releases, and other public documents and statements, may contain forward-looking statements. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. Forward-looking statements in this Annual Report on Form 10-K may include, for example, management’s expectations of competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies; customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; process and efficiency enhancements; our ability to take advantage of market trends; our international expansion; cost-savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; our competitive advantages; seasonality; interest rates and expenses; and rates of return, as well as other statements regarding our future operations, financial condition and prospects, and business strategy. In addition, our representatives may participate in speeches and calls with market analysts; conferences, meetings and calls with investors and potential investors in our securities; and other meetings and conferences. Some of the information presented in these calls, meetings and conferences may also be forward-looking. We disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
RISK FACTORS
Changes in macroeconomic conditions can affect our business and results of operations. Our revenues, profitability, financial position and cash flows are highly dependent on the broader movements of the macroeconomic environment. For example, our results of operations have been and continue to be affected by the global economy. Recently, economic weakness and uncertainty, including the ongoing macroeconomic challenges in many countries globally and the debt crisis in certain European countries, as well as instability in emerging markets where we do business, such as China, India and Brazil, have resulted, and may continue to result, in decreased revenue, margins and earnings; difficulty managing inventory levels and collecting customer receivables; decreased availability of trade credit from suppliers or decreased capital availability through debt and similar financing from external parties. In addition, certain European markets that we serve are dependent on Russia for the supply of energy and may be impacted by reciprocal actions taken by Russia in response to sanctions imposed by the U.S. and European trading partners, adversely impacting our sales and operations in those markets.

Our business may also be impacted by sustained uncertainty about global economic conditions, continued negative economic trends or instability, or another recession, leading to:

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
Our European distribution operations contributed 31% to our net revenue in 2014. The European Union is currently in a prolonged period of economic uncertainty. Disagreements between countries over fiscal and financial risk sharing policies have become more pronounced. If a member nation of the European Union were to default on its national debt, the resulting financial turmoil could disrupt liquidity markets and materially hamper our or our business partners’ ability to access capital and could adversely affect our business and financial results. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments.
Our acquisition and investment strategies may not produce the expected benefits, which may adversely affect our results of operations. We have made, and expect to continue to make, acquisitions or investments in companies around the world to further our strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those historically associated with our operations. For example, in 2012 and 2013 we acquired BrightPoint, a global leader in mobile device lifecycle services; Aptec, a Dubai-based value-added distributor in the Middle East and Africa, with products and solutions covering data center, storage, security, networking and software categories, and the provision of technical services; Promark, a value-added distributor in the U.S. with a core technology focus on data storage, data management and electronic document imaging products and services; Shipwire, a leading provider of e-commerce fulfillment services for SMBs; CloudBlue, a global leader in enterprise ITAD, onsite data destruction and e-waste recycling services; and SoftCom, a leading cloud marketplace and global service provider offering domain name management, web hosting and cloud infrastructure. Additionally, in 2014 we acquired a majority interest in a Turkish value-added distributor, Armada, and we acquired three companies focused on providing repair, refurbish and reverse logistics services in their respective local markets.
Significant risks and uncertainties related to our acquisition and investment strategies which could materially and adversely affect our financial performance include the following:

•	distraction of management’s attention away from existing business operations while coordinating and integrating new and sometimes geographically dispersed organizations;

•	insufficient profit generation to offset liabilities assumed and expenses associated with the strategy;

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
We are currently in the process of migrating our operations from our legacy proprietary system to SAP's enterprise resource planning ("ERP") system in a phased, country-by-country approach. We began the process of deploying SAP globally in 2009 and have now completed that process in 9 of the 38 countries in which we operate.  The pace of the SAP rollout has been impacted by our commitment to resolve challenges with the system during deployment to better address our internal and customer needs. In particular, we experienced disruptions and delays in the early rounds of our global implementation process. While we continue to evaluate our deployment schedule for additional locations and to make adjustments as required to best serve our customers, we can make no assurances that we will not have additional disruptions, delays and/or negative business impacts from future deployments.
Disruptions, delays or deficiencies in the design and implementation of our ERP system, or in the performance of our legacy systems, could adversely affect our ability to effectively run and manage our business and potentially our customers’ ability to access our price and product availability information or place orders. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or may produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than anticipated. Such disruptions could adversely impact our ability to fulfill orders and could interrupt other business processes. We may also be limited in our ability to integrate any new business that we may acquire onto our information systems. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and our financial condition could be adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.
We also rely on the Internet for a significant percentage of our orders and information exchanges with our customers. The Internet, in general, and individual websites have experienced a number of disruptions, slowdowns and security breaches, some of which were caused by organized attacks. To date, we do not believe that our websites and systems have experienced any material breakdowns, disruptions or breaches in security; however, we cannot assure that this will not occur in the future. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationships with our customers, suppliers or associates; impair our order processing; or more generally prevent our customers and suppliers from accessing information, which could cause us to lose business. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs of eliminating or alleviating cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, distribution or other critical functions.
We manage and store proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store and transmit large amounts of data for our partners, including sensitive and personally identifiable information. Confidential information may also be inadvertently disclosed in connection with our repair and refurbishment and/or our electronic waste disposal services. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes a high volume of transactions, business complexity, wide geographical coverage, and a broad scope of products, suppliers, and customers, we are highly dependent on our ability to retain the services of our key management, sales, IT, operations, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In response to economic, business and other factors, from time to time we have reduced headcount in various geographies and functions through restructuring and outsourcing activities. These reductions could negatively impact the morale of our workforce, and could make it more difficult to recruit employees. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which may affect our ability to retain key personnel. Changes in our workforce, including those resulting from government regulations, collective bargaining agreements or the unavailability of qualified personnel, could also disrupt operations or increase our operating cost structure.
We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions. Sales outside the United States made up approximately 61% of our net revenue in 2014. In addition, an increasing portion of our business activity is being conducted in emerging markets, including China and India. As a result, our future operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including, but not limited to, the following:

•	trade protection laws, policies and measures;

•	import and export duties, customs levies and value-added taxes;

•
compliance with foreign and domestic import and export regulations and anti-corruption laws, including the Iran Threat Reduction and Syria Human Rights Act of 2012, U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions for our business activities outside the U.S., the violation of which could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges;

•	laws and regulations regarding consumer and data protection, privacy, network security, encryption and payments;

•	managing compliance with legal and regulatory requirements and prohibitions, including compliance with local laws and regulations that differ or are conflicting among jurisdictions;

•	environmental laws and regulations, such as those relating to product disposal;

•	differing employment practices and labor issues;

•	political instability, terrorism and potential military conflicts or civil unrest; economic instability in a specific country or region;

•
earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters or business interruptions in a region or specific country;

•	complex and changing tax laws and regulations in various jurisdictions;

•	potential restrictions on our ability to repatriate funds from our foreign subsidiaries; and

•	difficulties in staffing and managing international operations.
The potential criminal penalties for violations of import/export regulation, data privacy, anti-corruption and anti-competition laws, particularly the U.S. Foreign Corrupt Practices Act, and data privacy laws and environmental laws and regulations in many non-U.S. jurisdictions, create heightened risks for our international operations. In the event that a governing regulatory body determined that we have violated any of these laws, including applicable import/export regulations or anti-corruption laws, we could be fined significant sums, incur sizable legal defense costs and/or our import/export capabilities could be restricted, which could have a material and adverse effect on our business and reputation.
Additionally, we have been and expect to continue to be subject to new and increasingly complex U.S. and non-U.S. government regulations that affect our operations in the U.S. and globally. These regulations could result in increased costs to implement processes necessary to comply or such compliance could result in the reduction of the level of business we can effectively process.
While we have and will continue to adopt measures designed to promote compliance with these laws, we cannot assure that such measures will be adequate or that our business will not be materially and adversely impacted in the event of an alleged violation.
We are also exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. Since more than half of our sales are from countries outside of the United States, other currencies, including, but not limited to, the euro, British pound, Chinese yuan, Indian rupee, Australian dollar, Mexican peso, Canadian dollar and Brazilian real, can have an impact on Ingram Micro’s results (expressed in U.S. dollars).

The uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro and other European currencies to fluctuate. Currency variations also contribute to fluctuations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, Ingram Micro’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency rates, most notably the weakening of the euro and other currencies against the U.S. dollar, has had, and may continue to have, an adverse effect on our reported revenue and/or earnings from our foreign operations. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States.
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
A portion of our debt has variable interest rates. Fluctuations in interest rates could have an adverse impact on our interest costs and results of operations. A significant portion of our debt is comprised of bonds at a fixed rate with fixed maturities. Our ability to reduce this debt is constrained by the terms of the indentures and the cost of exercising any call could be significantly impacted by changes in market interest rates relative to the contractual rate of the bond.
Our failure to adequately adapt to industry changes could negatively impact our future operating results. The technology and mobility products industry is subject to rapid technological change, new and enhanced product specification requirements, evolving industry standards and changes in the way technology products are distributed and/or managed. We have been and will continue to be dependent on innovations in hardware, software and services offerings, as well as the acceptance of those innovations by customers. Our failure to add new products and suppliers or a decrease in the rate of innovation, or the lack of acceptance of innovations by customers, could have an adverse effect on our business, results of operations or cash flows. Suppliers may also give us limited or no access to new products being introduced.
Changes in technology may cause the value of our inventory to decline substantially or to become obsolete, regardless of the general economic environment. Although it is the policy of many of our suppliers to offer limited protection from the loss in value of inventory due to technological change or due to the suppliers’ price reductions (“price protection”), if our major suppliers decrease or eliminate our price protection, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. In addition, suppliers could become insolvent and unable to fulfill their protection obligations to us. We offer no assurance that inventory rotation or price protection rights will continue, that unforeseen new product developments will not adversely affect us, or that we will successfully manage our existing and future inventories.
Significant changes in supplier terms, such as higher thresholds on sales volume before the application of discounts and/or rebates, the overall reduction in incentives, reduction or termination of price protection, return levels, or other inventory management programs, or reductions in payment terms or trade credit, or vendor-supported credit programs, may adversely impact our results of operations or financial condition.
Finally, if we are not able to adequately adapt to the emergence of alternative means of distribution for software and hardware, such as site licenses, electronic distribution and cloud computing, our future operating results could be adversely affected.
We continually experience intense competition across all markets for our products and services. Our competitors include local, regional, national, and international distributors, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT and mobility products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future, which magnifies the impact of variations in revenue, operating costs and bad debt on our operating results. In addition, when there is overcapacity in our industry, our competitors may respond by reducing their prices.
The competitive landscape has also experienced a consolidation among suppliers and customers and this trend is expected to continue, which could result in a reduction or elimination of promotional activities by the remaining suppliers or customers as they seek to reduce their expenses, which could, in turn, result in decreased demand from end-users and our reseller customers for our products or services. Additionally, the past several years have witnessed a consolidation within the mobile operator community, and this trend is expected to continue. This trend could result in a reduction or elimination of promotional activities by the remaining mobile operators as they seek to reduce their expenses, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of mobile operators reduces the number of potential contracts available to us and other providers of logistic services. We could also lose business if mobile operators that are our customers are acquired by other mobile operators that are customers of our competitors, or we could face price pressures if our mobile operator customers are acquired by a mobile operator that is also a customer of ours.

We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors, thereby reducing our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses.
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
We have operations in 38 countries, spanning all global regions and we sell our products and services to a global customer base of more than 200,000 customers in more than 160 countries. Based on currently available data, we believe that we are the market share leader in technology distribution, by net sales, in North America and Latin America, and number two in Europe and Asia-Pacific. We are subject to anti-competition regulations in the markets which we serve and our market share may adversely impact our ability to further expand our business, as well as increase the number of compliance requirements to which we are subject and the costs associated with such compliance.
Termination of a key supply or services agreement or a significant change in supplier terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations. A significant percentage of our net sales relates to products sold to us by relatively few suppliers. As a result of such concentration, terminations of supply or services agreements, a significant change in the terms or conditions of sale from one or more of our significant suppliers, or bankruptcy or closure of business by one or more of our key suppliers could negatively affect our operating margins, revenues and/or the level of capital required to fund our operations. Our suppliers have the ability to make, and in the past have made, rapid and significantly adverse changes in their sales terms and conditions, such as reducing the amount of price protection and return rights offered to us, as well as reducing the level of purchase discounts and rebates they make available to us. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, such as systems, limited price protection or return rights offered by suppliers may have a bearing on the amount of products we may be willing to stock. We expect restrictive supplier terms and conditions to continue for the foreseeable future. Our inability to pass through to our customers the impact of these changes, as well as our failure to develop systems to manage ongoing supplier programs, could cause us to record inventory write-downs or other losses and could have a negative impact on our gross margins.
We receive purchase discounts and rebates from suppliers based on various factors, including sales or purchase volume, breadth of customers and achievement of other goals set by the suppliers. These purchase discounts and rebates may affect gross margins. Many purchase discounts from suppliers are based on percentage increases in sales of products. Our operating results could be negatively impacted if these rebates or discounts are reduced or eliminated or if our suppliers significantly increase the complexity of the process and costs for us to receive such rebates.
Our ability to obtain particular products or product lines in the required quantities to fulfill customer orders on a timely basis is critical to our success. The technology industries experience significant product supply shortages and customer order backlogs from time to time due to the inability of certain suppliers to supply certain products on a timely basis. As a result, we have experienced, and may continue to experience, short-term shortages of specific products, which can significantly impact pricing of such products. In addition, suppliers who currently distribute their products through us may decide to shift to or substantially increase their existing distribution activities, through other distributors, their own dealer networks, or directly to resellers or end-users. Suppliers have, from time to time, made efforts to reduce the number of distributors with whom they do business. This could result in more intense competition as distributors strive to secure distribution rights with these suppliers, which could have an adverse effect on our operating results. If suppliers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or we cannot otherwise obtain particular products or a product line or suppliers substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers, our reputation, sales and profitability may suffer.
Substantial defaults by our customers or the loss of significant customers could have a negative impact on our business, results of operations, financial condition or liquidity. As is customary in many industries, we extend credit to our customers for a significant portion of our net sales. Customers have a period of time, generally 30 to 45 days after date of invoice, to make payment. We are subject to the risk that our customers will not pay for the products or services they have purchased. The risk that we may be unable to collect on receivables may increase if our customers experience decreases in demand for their products and services or otherwise become less stable, due to adverse economic conditions. If there is a substantial deterioration in the collectability of our receivables or if we cannot obtain credit insurance at reasonable rates, are unable to collect under existing credit insurance policies, or fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate. In addition, our customers generally do not have an obligation to purchase products or services from us. In the event a significant customer decides to make its purchases from a competitor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, our revenues, and our ability to access rebates or reduced pricing from product suppliers or other vendors may be negatively impacted, resulting in an adverse effect on our business or results of operations.
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
We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combinations, and to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction become impaired, we may be required to incur material charges relating to the impairment of those assets. For example, we had $532,483 of goodwill and $318,689 of identifiable net intangible assets recorded in connection with various acquisitions as of January 3, 2015. If our future results of operations for these acquired businesses do not perform as expected or are negatively impacted by any of the risk factors noted herein or other unforeseen events, we may have to recognize impairment charges which would adversely affect our results of operations.
Changes in our credit rating or other market factors, such as adverse capital and credit market conditions or reductions in cash flow from operations, may affect our ability to meet liquidity needs, reduce access to capital, and/or increase our costs of borrowing. Our business requires significant levels of capital to finance accounts receivable and product inventory that is not financed by trade creditors. This is especially true when our business is expanding, including through acquisitions, but we still have substantial demand for capital even during periods of stagnant or declining net sales. In order to continue operating our business, we will continue to need access to capital, including debt financing and inbound and outbound flooring and draft discounting facilities. In addition, changes in payment terms with either suppliers or customers could increase our capital requirements. Our ability to repay current or future indebtedness when due, or have adequate sources of liquidity to meet our business needs, may be affected by changes to the cash flows of our subsidiaries. A reduction of cash flow generated by our subsidiaries may have an adverse effect on our liquidity. Under certain circumstances, legal, tax or contractual restrictions may limit our ability or make it more costly to redistribute cash between subsidiaries to meet our overall operational or strategic investment needs, or for repayment of indebtedness requirements.

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
We cannot predict the outcome of litigation matters and other contingencies with which we may be involved from time to time. We are involved in various claims, disputes, lawsuits and pending actions. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense or prosecution of any of these matters. See Part I. Item 3. “Legal Proceedings,” in this Form 10-K for a discussion of our material legal matters.
We may become involved in intellectual property disputes that could cause us to incur substantial costs, divert the efforts of management or require us to pay substantial damages or licensing fees. From time to time, we receive notifications alleging infringements of intellectual property rights allegedly held by others relating to the products or services we sell. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our operations. Further, we may be obligated to indemnify and defend our customers if the products or services we sell are alleged to infringe any third party’s intellectual property rights. While we may be able to seek indemnification from our suppliers to protect our customers and us against such claims, there is no assurance that we will be successful in obtaining such indemnification or that we will be fully protected against such claims. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may or may not have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have purchased intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims can be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Claims of intellectual property infringement may require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products or services, which could affect our ability to compete effectively. If an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms.
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
We face a variety of risks in our reliance on third-party service companies, including shipping companies, for the delivery of our products and outsourcing arrangements. We rely almost entirely on arrangements with third-party shipping and freight forwarding companies for the delivery of our products. The termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from suppliers to us or products from us to our customers, could disrupt our business and harm our reputation and operating results.

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
Changes in accounting rules could adversely affect our future operating results. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board ("FASB") and the SEC, who create and interpret appropriate accounting standards. Future periodic assessments required by current or new accounting standards may result in additional noncash charges and/or changes in presentation or disclosure. A change from current accounting standards could have a significant adverse effect on our reported financial position or results of operations.
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
Our corporate headquarters is located in Santa Ana, California. We support our global operations through an extensive sales and administrative office and distribution network throughout North America, Europe, Asia-Pacific (including MEA), and Latin America. We operate 122 distribution centers worldwide (greater than 5,000 square feet in size).
We lease substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which is part of our office/distribution facilities in Straubing, Germany.

ITEM 3.	LEGAL PROCEEDINGS
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($4,721 at January 3, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($10,810 at January 3, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($9,645 at January 3, 2015 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($5,904 at January 3, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,113 at January 3, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($556 at January 3, 2015 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($3,983 at January 3, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($1,991 at January 3, 2015 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at January 3, 2015 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 238,597 ($88,602 at January 3, 2015 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

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

		HIGH	LOW
Fiscal Year 2014	First Quarter	$29.86	$23.25
	Second Quarter	30.78	26.03
	Third Quarter	30.29	25.96
	Fourth Quarter	28.19	22.84
Fiscal Year 2013	First Quarter	$20.14	$16.92
	Second Quarter	19.61	17.23
	Third Quarter	23.46	19.21
	Fourth Quarter	24.21	22.90
As of January 3, 2015, there were 427 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.
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
Equity Compensation Plan Information.    The following table provides information, as of January 3, 2015, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders.

Plan Category	(a) Number of securities (in thousands) to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities (in thousands) remaining available for equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by shareholders	3,819	$22.83	$12,975
Equity compensation plans not approved by shareholders	None	None	None
TOTAL	3,819	$22.83	12,975

(1)	Does not reflect unvested awards of time and performance restricted stock units/award of 5,794 at 100% target and an additional 720 shares at maximum achievement.

(2)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

Share Repurchase Program.    In October 2010, our Board of Directors authorized a $400,000 share repurchase program that has since been extended to October 27, 2015, of which $124,095 was remaining for repurchase at January 3, 2015. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. There was no share repurchase activity during the fiscal year ended January 3, 2015.

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
Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to "2014", "2013," “2012,” “2011,” and “2010” represent the fiscal years ended January 3, 2015 (53-weeks), December 28, 2013 (52-weeks), December 29, 2012 (52-weeks), December 31, 2011 (52-weeks), and January 1, 2011 (52-weeks), respectively.

	2014	2013	2012	2011	2010
	($ in 000s, except per share data)
Selected Operating Information
Net sales	$46,487,426	$42,553,918	$37,827,299	$36,328,701	$34,588,984
Gross profit	2,665,717	2,489,557	2,035,389	1,908,282	1,892,291
Income from operations (1)	487,262	514,875	462,352	458,646	484,433
Income before income taxes	394,751	436,099	396,184	387,871	438,061
Net income (2)	266,691	310,583	305,909	244,240	318,060
Basic earnings per share	$1.72	$2.03	$2.03	$1.57	$1.98
Diluted earnings per share	$1.67	$1.99	$1.99	$1.53	$1.94
Selected Balance Sheet Information
Cash and cash equivalents	$692,777	$674,390	$595,147	$891,403	$1,155,551
Total assets	12,831,443	11,791,195	11,480,448	9,146,516	9,084,032
Total debt	1,468,915	846,226	1,054,543	392,428	636,401
Stockholders’ equity	4,165,826	3,949,625	3,611,253	3,272,777	3,241,182

(1)
Includes (i) net reorganization costs of $93,545, $34,629, $9,676, $5,131 and $1,137 in 2014, 2013, 2012, 2011 and 2010, respectively; (ii) acquisition, integration and other transition costs of $46,033, $29,933 and $16,365 in 2014, 2013 and 2012, respectively, primarily related to professional, consulting and integration costs associated with our acquisitions, as well as consulting, retention and transition costs associated with our organizational effectiveness program charged to selling, general and administrative, or SG&A, expenses; and (iii) a recovery of $9,411 and $29,494 from the settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in 2014 and 2013, respectively.

(2)
Includes the after-tax impact of items noted in footnote (1) above. Includes a net discrete tax benefit of $9,617 and $18,854 in 2014 and 2013, respectively, primarily related to the release of valuation allowances on our deferred tax assets and release of uncertain tax positions. Includes net discrete tax benefits of $34,890 in 2012, primarily related to the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies and a tax benefit related to the partial release of a valuation allowance that had previously been recorded against foreign tax credit carryforwards maintained in the U.S., partially offset by a tax charge for a valuation allowance recorded against our deferred tax assets in Australia. Also includes a non-cash income tax charge of $24,810 in 2011 for a valuation allowance recorded against our deferred tax assets in Brazil.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
Overview of Our Business
Sales
We are the largest wholesale technology distributor and a global leader in IT supply chain, mobile device lifecycle services and logistics solutions worldwide based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and are expected to continue to be, directly affected by the conditions in the economy in general. Our sales and results of operations have also been impacted by our strategic acquisitions of BrightPoint, in October 2012, which expanded our product and service offerings to mobile device lifecycle services and logistics solutions worldwide, and to a lesser extent by the smaller acquisitions of Aptec in October 2012 and Promark in November 2012. We also completed the strategic acquisitions of SoftCom, CloudBlue and Shipwire in the fourth quarter of 2013. During 2014, we completed six additional small but strategic acquisitions, which also enhanced our existing portfolio of products and services, but were not material to our consolidated results of operations.
Gross Margin
The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale ("AIDC/POS"), enterprise computing, cloud computing, consumer electronics and fee-for-service logistics offerings.
Selling, General and Administrative Expenses or SG&A Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. We have instituted a number of cost reduction and profit enhancement programs and as well as other reorganization actions across each of our segments to respond to changes in the economy and to further enhance productivity and profitability. These actions have included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities. Our acquisition of BrightPoint, as well as our smaller strategic acquisitions in 2013 and 2014, increased our presence in fee-for-service mobility device lifecycle solutions, and traditional logistics offerings and cloud solutions, which have higher margins but also higher service costs. As such, we expect our SG&A expenses will increase as a percent of consolidated net sales with the increase in this mix of business.

Organizational Effectiveness Program
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
We expect our alignment and de-layering programs to generate annual savings between $80,000 and $100,000. The majority of the cost savings began to take effect in the second half of 2014 and the full run rate savings is expected to be realized in 2015. We have incurred reorganization as well as transition and other related costs aggregating $103,553 for the year ended January 3, 2015, which includes $79,734 related to employee termination benefits associated with this program, $16,291 of transition and integration costs and $7,528 for a previously acquired trade name that was written off as a result of the integration of certain operations under the Ingram Micro brand.

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
Information Technology Systems
We are currently in the process of migrating our operations from our legacy proprietary system to SAP's enterprise resource planning ("ERP") system in a phased, country-by-country approach. We began the process of deploying SAP globally in 2009 and have now completed that process in 9 of the 38 countries in which we operate.  The pace of the SAP rollout has been impacted by our commitment to resolve challenges with the system during deployment to better address our internal and customer needs. While we continue to evaluate our deployment schedule for additional locations and to make adjustments as required to best serve our customers, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from future deployments.
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

•
Trade Accounts Receivable — Our trade accounts receivable reflect a large number of customers dispersed across wide geographic areas, none of which accounted for 10% or more of our consolidated net sales during the three years ended January 3, 2015. We provide allowances for doubtful accounts on our trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; aging of trade accounts receivable, individually and in the aggregate; the extent of credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; our historical loss experience; and changes in credit risk and capital availability of our customers resulting from economic conditions.

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

Identifiable amortizable intangible assets include customer relationships, trade names, technology and other assets. The costs of these intangible assets are amortized over their remaining economic lives, which range from three to thirteen years. We assess the recoverability of the unamortized balance of our intangible assets, indefinite-lived intangible assets and other long-lived assets when indicators of impairment are present based on expected future profitability, undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

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

•
Contingencies and Litigation — There are various claims, lawsuits and pending actions against us, including those noted in Part I, Item 3. “Legal Proceedings.” If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. If a loss is reasonably possible, but not probable, we disclose the nature of the significant contingency and, if quantifiable, the possible loss or range of loss that could result from the resolution of the matter. As additional information becomes available, we reassess any potential liability related to these actions and may need to revise our estimates. Such revisions or ultimate resolution of these matters could materially impact our consolidated results of operations, cash flows or financial position (see Note 10, "Commitments and Contingencies", to our consolidated financial statements).

Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific, and Latin America. In the fourth quarter of 2012, we acquired BrightPoint, a global leader in providing devices lifecycle services to the wireless industry, and added this as a reportable segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, discrete financial information for the legacy BrightPoint operations is no longer available and, therefore, we have included the results of BrightPoint into our geographic segments of North America, Europe, Asia-Pacific and Latin America, beginning in the second quarter of 2014. As a result, we have retrospectively reclassified the consolidated financial statements to conform to the new presentation. The measure of segment profit is income from operations.

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

Results of Operations for the Years Ended January 3, 2015 and December 28, 2013:

	2014		2013		Change - Increase (Decrease)
Net sales by reporting segment:
North America	$19,929,129	43%	$17,367,098	41%	$2,562,031	14.8%
Europe	14,263,357	31	13,184,224	31	1,079,133	8.2
Asia-Pacific	9,991,251	21	9,950,697	23	40,554	0.4
Latin America	2,303,689	5	2,051,899	5	251,790	12.3
Total	$46,487,426	100%	$42,553,918	100%	$3,933,508	9.2%

	2014		2013		Change - Increase (Decrease)
Operating income and operating margin by reporting segment:
North America	$343,511	1.72%	$329,367	1.90%	$14,144	(0.18)%
Europe	28,203	0.20	92,792	0.70	(64,589)	(0.50)
Asia-Pacific	108,774	1.09	79,977	0.80	28,797	0.29
Latin America	42,796	1.86	43,079	2.10	(283)	(0.24)
Stock-based compensation	(36,022)	—	(30,340)	—	(5,682)	—
Total	$487,262	1.05%	$514,875	1.21%	$(27,613)	(0.16)%

	2014	2013
Net sales	100.00%	100.00%
Cost of sales	94.27	94.15
Gross profit	5.73	5.85
Operating expenses:
Selling, general and administrative	4.36	4.45
Amortization of intangible assets	0.13	0.11
Reorganization costs	0.20	0.08
Income from operations	1.05	1.21
Other expense, net	0.20	0.19
Income before income taxes	0.85	1.02
Provision for income taxes	0.28	0.29
Net income	0.57%	0.73%

The 9.2 percent increase in our consolidated net sales for the year ended January 3, 2015 compared to the year ended December 28, 2013, largely reflected solid growth in North America, Europe and Latin America, as well as the addition of a 53rd week in 2014, which benefited worldwide sales by approximately two percentage points. The translation impact of foreign currencies relative to the U.S. dollar did not have a material impact on our consolidated net sales.
The 14.8 percent increase in our North American net sales was driven by growth in excess of 100% in our mobility business, which benefited from our new Verizon Wireless retail and dealer channel business and growth in both logistics and repairs, supported by new customer wins in 2014 and higher volume sales with existing customers. In addition, our technology and other solutions business grew in the mid single-digits, primarily driven by strength in systems and networking.

The 8.2 percent increase in our European net sales largely reflects a solid demand environment throughout the year. Led by solid growth across several countries, our European technology and other solutions business saw mid-single digit growth in local currency, with strength in consumer and retail markets, particularly in Germany, Spain, the United Kingdom and Italy. European mobility operations grew in low double digits in local currency led by growth in Germany and France. In addition, the translation impact of foreign currencies relative to the U.S. dollar had a positive impact of approximately one percentage point on the region's net sales.
The 0.4 percent increase in our Asia-Pacific net sales largely reflects significantly lower sales in Indonesia mobility revenue which was offset by strong growth in handset sales in India and Australia. Asia-Pacific technology and other solutions revenue increased in local currency driven by growth in India and Australia, partially offset by declines in China, in the first nine months of the year, due to lower tablet sales, as well softer demand for some vendor products we carry. The fourth quarter saw modest growth in China for the first time in several quarters. In addition, the translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately three percentage points on the region's net sales.
The 12.3 percent increase in Latin American net sales reflects significant growth in mobility sales and robust growth in Brazil and Mexico in our technology and other solutions revenue. The translation impact of foreign currencies relative to the U.S. dollar had a negative impact of approximately five percentage point on the region's net sales.
Gross profit increased by $176,160 or 7.1% in 2014 compared to 2013 reflecting the strong sales growth noted above, however gross margin declined by 12 basis points, largely reflecting the significant growth in mobility distribution sales to support the Verizon retail and dealer chain noted above. Revenue mix in our technology solutions business and a more competitive pricing environment in Europe, also led to lower gross margin versus last year. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. We may experience fluctuations in our sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
Total SG&A expenses increased $134,375, or 7.1%, in 2014 compared to 2013. SG&A expenses in 2014 included integration, transition and other costs of $46,033, or ten basis points of consolidated net sales, compared to $29,933, or seven basis points of consolidated net sales in 2013. These integration, transition and other costs were partially offset by a benefit of $9,411, or two basis points of consolidated net sales, in 2014, and $29,494, or 7 basis points of consolidated net sales, in 2013, relating to the receipt of the distribution of a LCD flat panel display class action settlement. The increase in SG&A in 2014 also reflects our acquisitions, which added approximately $52,500, costs associated with growth in our supply chain solutions business, variable costs associated with increased sales volume, and further organic investment in higher value businesses; partially offset by savings from the integration of BrightPoint and implementation of our organizational effectiveness program. 2013 also included the negative impact of approximately $5,000, or 1 basis point of consolidated net sales, recorded for estimated potential penalties and other charges related to indirect tax declarations in Europe.
The increase in amortization expense of $10,482, or 21.6%, in 2014 compared with 2013 was primarily due to our recent acquisitions.
In 2014, we incurred net reorganization costs of $93,545 primarily relating to (i) employee termination benefits as a result of our global organizational effectiveness program and the integration of Brightpoint operations into Ingram and (ii) the write-off a previously acquired trade name. In 2013, we incurred net reorganization costs of $34,629 primarily relating to the integration of BrightPoint. Our reorganization programs resulted in headcount reductions and the closure of certain facilities and the transition of certain transaction-oriented service and support functions to shared services centers (see Note 3 to our consolidated financial statements).
Operating margin decreased in 2014 compared to 2013, primarily reflecting reorganization, integration and transition costs in the current year of $130,167, or 28 basis points, compared to $35,068, or eight basis points, in the prior year. The prior year also included the net benefit of the LCD class action settlement of $29,494, or seven basis points, as compared to the current year settlement of $9,411, or two basis points, and the indirect tax declaration expense in the prior year.
The decrease in our North American operating margin in 2014 compared to 2013 reflects the prior year benefit of the impact of the LCD class action settlement of $28,461, or 17 basis points of North American net sales, compared to the settlement of $9,411 in the current year, or five basis points of North American net sales. Additionally, reorganization, integration and transition costs increased to $42,714, or 21 basis points of North American net sales, during 2014 as a result of our organizational effectiveness program. A greater mix of high volume, lower gross margin products in our technology and other solutions business also negatively impacted the North American operating margin in 2014.

The decrease in our European operating margin in 2014 compared to 2013 reflects increased reorganization, integration and transition costs of $78,029, or 55 basis points of European net revenue, incurred in connection with our organizational effectiveness program and the integration of BrightPoint, compared to $28,524, or 22 basis points of European net sales, in 2013. In addition, operating margin was negatively impacted by a greater mix of high volume lower gross margin products, particularly in the retail and consumer markets. These impacts were partially offset by cost savings as a result of the initial implementation of our organizational effectiveness initiative. Also favorably impacting the year over year comparables is the 2013 non-recurring charge of $5,000, or five basis points of European net sales, related to the indirect tax declarations noted above.
The increase in our Asia-Pacific operating margin in 2014 compared to 2013 primarily relates to continued improvements in Australia's technology solutions business, as well as strong enterprise sales in India and Singapore.
The decrease in our Latin American operating margin in 2014 compared to 2013 primarily reflects rapid growth in the lower margin mobility handset distribution sales. 2013 also included a benefit related to an impact of the LCD flat panel class action settlement of $1,033, or five basis points of Latin American net sales, as well as the gain of approximately five basis points of Latin American net sales, related to the sale of land and a building in Argentina in the second quarter of 2013.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $92,511 in 2014 compared to $78,776 in 2013. The year-over-year increase is primarily attributable to higher interest expense due to an increase in average debt outstanding, to fund working capital to support our growth, as well as recent acquisitions.
We recorded an income tax provision of $128,060, or an effective tax rate of 32.4%, in 2014 compared to $125,516, or an effective tax rate of 28.8%, in 2013. The 2014 income tax provision included $9,617 of net discrete tax benefits, or 2.4 percentage points of the effective rate, primarily comprised of release of valuation allowances on our deferred tax assets and release of uncertain tax positions. The 2013 income tax provision included $18,854 of net discrete tax benefits, or 4.3 percentage points of the effective tax rate, primarily comprised of the release of valuation allowances on our deferred tax assets and the release of uncertain tax position liabilities. The change in our effective tax rate also reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit. Our effective tax rate may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.
Year ended December 28, 2013 compared with the year ended December 29, 2012

	2013		2012		Change - Increase (Decrease)
Net sales by reporting segment:
North America	$17,367,098	41%	$16,072,553	42%	$1,294,545	8.1%
Europe	13,184,224	31	11,186,461	30	1,997,763	17.9
Asia-Pacific	9,950,697	23	8,624,444	23	1,326,253	15.4
Latin America	2,051,899	5	1,943,841	5	108,058	5.6
Total	$42,553,918	100%	$37,827,299	100%	$4,726,619	12.5%

	2013		2012		Change - Increase (Decrease)
Operating income and operating margin by reporting segment:
North America	$329,367	1.90%	$284,786	1.77%	$44,581	0.13%
Europe	92,792	0.70	108,867	0.97	(16,075)	(0.27)
Asia-Pacific	79,977	0.80	58,217	0.68	21,760	0.12
Latin America	43,079	2.10	37,700	1.94	5,379	0.16
Stock-based compensation	(30,340)	—	(27,218)	—	(3,122)	—
Total	$514,875	1.21%	$462,352	1.22%	$52,523	(0.01)%

	2013	2012
Net sales	100.00%	100.00%
Cost of sales	94.15	94.62
Gross profit	5.85	5.38
Operating expenses:
Selling, general and administrative	4.45	4.08
Amortization of intangible assets	0.11	0.05
Reorganization costs	0.08	0.03
Income from operations	1.21	1.22
Other expense, net	0.19	0.17
Income before income taxes	1.02	1.05
Provision for income taxes	0.29	0.24
Net income	0.73%	0.81%

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
The 8.1 percent increase in our North American net sales reflects strategic management of growth and pricing in various segments as the region continued to face competitive pricing pressure. Revenue growth was driven primarily by our acquisition of BrightPoint during the fourth quarter of 2012, which contributed approximately five percentage points to the regions overall growth, as well as increases by advanced solutions and specialty divisions with particular strength in storage, infrastructure systems and networking, as well as strength in our key small and medium-sized business, or SMB, market in the U.S. Additionally, Canada grew revenues by 4%, driven by strong sales of advanced solutions and an improved retail market.
The 17.9 percent increase in our European net sales largely reflects growth due to our acquisition of BrightPoint during the fourth quarter of 2012, which contributed approximately 16 percentage points to the regions overall growth, as well as the favorable translation impact of stronger local currencies which contributed approximately three percentage points of increase. The overall region was relatively flat in local currency reflecting solid growth in France, the U.K. and the Netherlands, particularly in the SMB market, offset by declines in Germany and Belgium primarily due to slower demand in consumer markets and the impact of continued challenging macro-economic conditions.
The 15.4 percent increase in our Asia-Pacific net sales largely reflects the acquisitions of BrightPoint and Aptec, which contributed approximately 11 percentage points to the region's overall growth. Additionally, India generated double digit growth supported by increases across multiple product lines, including handsets and networking solutions and Australia's revenue grew for the fourth quarter in a row, despite an overall declining IT market across many sectors in the country. This growth was partially offset by China where revenue declined primarily due to lower sales of tablets, which was a large driver of China’s double digit growth in 2012, as well as a weaker overall IT spending environment. In addition, the translation impact of weaker local currencies contributed approximately two percentage points of decline.
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
The increase in our North American operating margin in 2013 compared to 2012 reflects the acquisition of BrightPoint during the fourth quarter of 2012, which increased the level of mobility service revenues, as well as the impact of the LCD class action settlement of $28,461, or 16 basis points of North American net sales, recognized in this region, and greater contribution from higher margin businesses, offset by reorganization and integration costs of three basis points. Throughout the year, the region continued to face competitive pricing pressure which also negatively impacted margins. In addition, 2012 benefited from the favorable pricing on hard disk drives of approximately six basis points.
The decrease in our European operating margin in 2013 compared to 2012 reflects the impact of incremental integration and reorganization costs, of 19 basis points of European net sales, a charge of $5,000, or four basis points of European net sales, related to the indirect tax declarations noted above and the impact of continued challenging macro-economic conditions throughout the region.
The increase in our Asia-Pacific operating margin in 2013 compared to 2012 primarily relates to improvement in Australia, which reduced its operating loss by approximately $28,000 in 2013 and continued growth in India, partially offset by volume declines in China noted above, as well as integration costs of $6,042 or six basis points, incurred in 2013.
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
The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the fiscal years ended January 3, 2015, and December 28, 2013. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included, as well as elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Net Sales	Gross Profit	Income From Operations	Income Before Income Taxes	Net Income	Diluted Earnings Per Share
2014
Quarter Ended: (1)(3)
March 29, 2014	$10,383,989	$610,580	$68,360	$43,892	$24,833	$0.16
June 28, 2014	10,909,379	633,745	98,219	76,963	50,613	0.32
September 27, 2014	11,237,840	646,089	119,715	102,957	72,234	0.45
January 3, 2015	13,956,218	775,303	200,968	170,939	119,011	0.74
2013
Quarter Ended:(1)(2)
March 30, 2013	$10,262,444	$585,305	$90,796	$76,052	$49,759	$0.32
June 29, 2013	10,308,015	595,754	113,796	93,626	69,686	0.45
September 28, 2013	10,150,615	598,833	137,691	113,503	78,938	0.50
December 28, 2013	11,832,844	709,665	172,592	152,917	112,200	0.71

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

(3)
Includes the net pre-tax impact of reorganization, acquisition, integration and other transition costs as follows: first quarter, $40,411; second quarter, $33,512; third quarter, $26,499; and fourth quarter, $29,745. Includes the pre-tax benefit of approximately $9,411 for the receipt of legal settlement, $6,601 in the first quarter and $2,810 in the fourth quarter.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $692,777 and $674,390 at January 3, 2015 and December 28, 2013, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of 2014 were 25 days, compared to 22 days at the end of 2013 and 23 days at the end of 2012. The increase in working capital days reflects longer cash conversion cycles associated with the growth in business from our new Verizon Wireless retail and dealer channel as well as variability from period to period due to routine variances in the timing of collections from customers or payments to vendors and changes in stocking levels of inventory, but have generally trended within a range of 22 to 26 days. The following is a detailed discussion of our cash flows for 2014, 2013 and 2012.
Operating activities used net cash of $490,102 in 2014, and provided net cash of $466,040 and $45,721 in 2013 and 2012, respectively. The cash flows from operations in 2014 primarily reflects lower net income before noncash charges and the unfavorable impact of the changes in working capital, as a result of the growth in sales volume and increasing working capital days, as noted above. The cash flows from operations in 2013 primarily reflects net income before noncash charges and the favorable impact of changes in working capital. The cash provided by operations in 2012 reflected the lower net income before noncash charges as well as unfavorable changes of working capital during that year.
Investing activities used net cash of $72,292, $228,356 and $989,029 in 2014, 2013 and 2012, respectively. The net cash used in investing activities in 2014 was primarily related to capital expenditures of $88,651, and cash payments of $40,924 related to several small but strategic acquisitions made in 2014, partially offset by proceeds of $67,470 related to the sale of a building. The net cash used in 2013 was primarily due to cash payments related to the acquisitions of SoftCom, CloudBlue and Shipwire totaling $135,763 and capital expenditures of $95,639. The net cash used in 2012 was primarily due to cash payments related to the acquisitions of BrightPoint, Aptec and Promark totaling $899,464 and capital expenditures of $92,300. We presently estimate that our capital expenditures will approximate $125,000 in 2015 for ongoing investments to support existing infrastructure and continued enhancements to our IT systems.
Financing activities provided cash of $619,690 in 2014, used cash of $155,910 in 2013 and provided net cash of $639,761 in 2012. The net cash provided by financing activities in 2014 primarily reflects the net proceeds from the issuance of our $500,000 senior unsecured notes due 2024 of $494,995, net proceeds from our revolving credit facilities of $99,789, and proceeds from the exercise of stock options of $19,334. The net cash used by financing activities in 2013 primarily reflects the net payment of $195,729 on our revolving credit facilities with funds generated from operating cash flows; partially offset by the proceeds of $43,384 from the exercise of stock options. The net cash provided by financing activities in 2012 primarily reflects $296,256 in net proceeds from the issuance of our $300,000 senior unsecured notes due in 2022 issued primarily to help fund the BrightPoint acquisition, net proceeds of $355,918 from our other debt facilities and proceeds from exercises of stock options of $31,335; all partially offset by the repurchase of Class A Common Stock for $50,000 under our stock repurchase programs. The increased proceeds from our financing activities in 2012 were largely used to finance our acquisition of BrightPoint.
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

Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,138,959, of which $1,468,915 was outstanding, at January 3, 2015. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $692,777 and $674,390 at January 3, 2015 and December 28, 2013, respectively, of which $432,332 and $521,571, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of January 3, 2015 and December 28, 2013, we had book overdrafts of $400,323 and $347,837 , respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.
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
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semiannually on June 15 and December 15, commencing June 15, 2015. At January 3, 2015, our senior unsecured notes due in 2024 had a carrying value of $498,255, net of an unamortized discount of $1,745.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At January 3, 2015 and December 28, 2013, our senior unsecured notes due 2022 had a carrying value of $298,634 and $298,454, respectively, net of unamortized discount of $1,366 and $1,546, respectively.
At January 3, 2015 and December 28, 2013, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $185,000 and $199,000 at January 3, 2015 and December 28, 2013, respectively, under this North American financing program.
We have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

a)	a program which provides for a borrowing capacity of up to €105,000, or approximately $126,105 at January 3, 2015 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $54,045 at January 3, 2015 exchange rates, maturing in May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $129,792 at January 3, 2015 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at January 3, 2015 and December 28, 2013 under any of these three financing programs.

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
At January 3, 2015, our actual aggregate capacity under these programs was approximately $927,752 based on eligible trade accounts receivable available, of which $185,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 3, 2015, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,704,795.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks. On January 5, 2015, we increased our existing revolving senior unsecured credit facility from $940,000 to $1,500,000 and extended the maturity from September 2018 to January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at January 3, 2015 and December 28, 2013 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At January 3, 2015 and December 28, 2013, letters of credit of $12,141 and $7,996, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $1,117,128 at January 3, 2015. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 3, 2015 and December 28, 2013, respectively, we had $187,026 and $48,772 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.9% and 9.0% per annum at January 3, 2015 and December 28, 2013, respectively. At January 3, 2015 and December 28, 2013, letters of credit totaling $37,195 and $31,636, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 3, 2015, we were in compliance with all material covenants or other material requirements set forth in all of our credit facilities, as discussed above.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At January 3, 2015 and December 28, 2013, we had a total of $276,808 and $381,451, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our financing capacity and contractual obligations at January 3, 2015 , and the effects that scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to our $500,000 of 4.95%, $300,000 of 5.00% and $300,000 of 5.25% senior unsecured notes, all other interest is incurred at variable rates (see Note 6 to our consolidated financial statements).

			Payments Due by Period
Contractual Obligations	Total Capacity	Balance Outstanding	Less Than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
Senior unsecured notes	$1,096,889	$1,096,889	$—	$—	$300,000	$796,889
North American revolving trade accounts receivable-backed financing program(1)	675,000	185,000	185,000	—	—	—
Europe revolving trade accounts receivable-backed financing programs(1)	180,150	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing program(1)	129,792	—	—	—	—	—
Revolving senior unsecured credit facilities(2)	940,000	—	—	—	—	—
Lines of credit and other(2)	1,117,128	187,026	187,026	—	—	—
Subtotal	4,138,959	1,468,915	372,026	—	300,000	796,889
Minimum payments under:
Operating leases(3)	494,446	494,446	89,106	145,806	107,745	151,789
Total	$4,633,405	$1,963,361	$461,132	$145,806	$407,745	$948,678

(1)
The aggregate capacity amount of $984,942 for these programs in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the amount of eligible trade accounts receivable that may be used to support these facilities. As of January 3, 2015, our actual aggregate capacity under these programs based on eligible trade accounts receivable was approximately $927,752, of which $185,000 of such capacity was used.

(2)
The capacity amount in the table above represents the maximum capacity available under these facilities. Certain of these facilities can also be used to support letters of credit. At January 3, 2015, letters of credit totaling $49,336 were issued to certain vendors to support payment of insurance claims or the performance by our subsidiaries with respect to certain lease agreements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit also reduces our available capacity under the respective facilities by the same amount.

(3)
We lease the majority of our facilities and certain vehicles and equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have original noncancelable lease terms in excess of 12 months.

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of 2014, 2013 and 2012. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $9,755. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.
In connection with the acquisition of businesses in 2014, 2013 and 2012, we entered into acquisition agreements which include provisions to make additional contingent consideration payments. As of January 3, 2015, the accrual for potential contingent consideration payments under these agreements is $7,647.
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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2014, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Chinese yuan, Indian rupees, Malaysian ringgit, New Zealand dollars, Singaporean dollars, Thai baht, Indonesian rupiah, Brazilian reais, Chilean pesos, Mexican pesos, Columbian pesos, Peruvian soles and Turkish lira.
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
The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $10,154 and $10,067 as of January 3, 2015 and December 28, 2013, respectively. We believe that the hypothetical loss in fair value of our derivatives would be offset by gains in the value of the underlying transactions being hedged.

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

INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)

	Fiscal Year End
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$692,777	$674,390
Trade accounts receivable (less allowances of $70,716 and $69,533)	6,115,328	5,454,832
Inventory	4,145,012	3,724,447
Other current assets	532,406	521,902
Total current assets	11,485,523	10,375,571
Property and equipment, net	432,430	488,699
Goodwill	532,483	527,526
Intangible assets, net	318,689	375,423
Other assets	62,318	23,976
Total assets	$12,831,443	$11,791,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,522,369	$6,175,604
Accrued expenses	542,038	710,040
Short-term debt and current maturities of long-term debt	372,026	48,772
Total current liabilities	7,436,433	6,934,416
Long-term debt, less current maturities	1,096,889	797,454
Other liabilities	132,295	109,700
Total liabilities	8,665,617	7,841,570
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 193,563 and 191,877 shares issued and 156,214 and 154,356 shares outstanding in 2014 and 2013, respectively	1,935	1,919
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,461,705	1,413,949
Treasury stock, 37,349 and 37,521 shares in 2014 and 2013, respectively	(636,493)	(639,300)
Retained earnings	3,328,178	3,061,487
Accumulated other comprehensive income	10,501	111,570
Total stockholders’ equity	4,165,826	3,949,625
Total liabilities and stockholders’ equity	$12,831,443	$11,791,195
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)

	Fiscal Year Ended
	2014	2013	2012
Net sales	$46,487,426	$42,553,918	$37,827,299
Cost of sales	43,821,709	40,064,361	35,791,910
Gross profit	2,665,717	2,489,557	2,035,389
Operating expenses:
Selling, general and administrative	2,025,948	1,891,573	1,542,650
Amortization of intangible assets	58,962	48,480	20,711
Reorganization costs	93,545	34,629	9,676
	2,178,455	1,974,682	1,573,037
Income from operations	487,262	514,875	462,352
Other expense (income):
Interest income	(4,882)	(7,652)	(10,216)
Interest expense	77,728	59,165	55,690
Net foreign currency exchange loss	4,260	11,578	10,546
Other	15,405	15,685	10,148
	92,511	78,776	66,168
Income before income taxes	394,751	436,099	396,184
Provision for income taxes	128,060	125,516	90,275
Net income	$266,691	$310,583	$305,909
Basic earnings per share	$1.72	$2.03	$2.03
Diluted earnings per share	$1.67	$1.99	$1.99

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)

	Fiscal Year Ended
	2014	2013	2012
Net income	$266,691	$310,583	$305,909
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(101,069)	(33,312)	31,216
Other comprehensive income (loss), net of tax	(101,069)	(33,312)	31,216
Comprehensive income	$165,622	$277,271	$337,125

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In 000s)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2011	$1,851	$1,316,596	$(604,331)	$2,444,995	$113,666	$3,272,777
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	32	18,291				18,323
Income tax benefits for stock plan awards		5,810				5,810
Stock-based compensation expense		27,218				27,218
Repurchase of Class A Common Stock			(50,000)			(50,000)
Issuance of treasury shares, net of shares withheld for employee taxes		(6,265)	6,265			—
Comprehensive income				305,909	31,216	337,125
December 29, 2012	1,883	1,361,650	(648,066)	2,750,904	144,882	3,611,253
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	36	30,303				30,339
Income tax benefits for stock plan awards		422				422
Stock-based compensation expense		30,340				30,340
Issuance of treasury shares, net of shares withheld for employee taxes		(8,766)	8,766			—
Comprehensive income				310,583	(33,312)	277,271
December 28, 2013	1,919	1,413,949	(639,300)	3,061,487	111,570	3,949,625
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	16	9,010				9,026
Income tax benefits for stock plan awards		5,531				5,531
Stock-based compensation expense		36,022				36,022
Issuance of treasury shares, net of shares withheld for employee taxes		(2,807)	2,807			—
Comprehensive income				266,691	(101,069)	165,622
January 3, 2015	$1,935	$1,461,705	$(636,493)	$3,328,178	$10,501	$4,165,826

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)

	Fiscal Year Ended
	2014	2013	2012
Cash flows from operating activities:
Net income	$266,691	$310,583	$305,909
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	146,028	128,915	70,416
Stock-based compensation	36,022	30,340	27,218
Excess tax benefit from stock-based compensation	(5,572)	(1,944)	(6,252)
Write-off of assets	12,855	8,399	—
Gain on sale of land and building	(1,684)	(1,045)	—
Noncash charges for interest and bond discount amortization	2,425	2,554	2,017
Deferred income taxes	(29,282)	(33,087)	(5,917)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(601,083)	(66,400)	(438,642)
Inventory	(405,611)	(159,779)	(200,351)
Other current assets	(24,268)	(13,654)	22,552
Accounts payable	252,977	234,913	468,961
Change in book overdrafts	52,486	(67,370)	(95,965)
Accrued expenses	(192,086)	93,615	(104,225)
Cash (used) provided by operating activities	(490,102)	466,040	45,721
Cash flows from investing activities:
Capital expenditures	(88,651)	(95,639)	(92,300)
Sale (purchase) of marketable securities, net	(187)	1,877	2,735
Proceeds from sale of land and building	67,470	1,169	—
Cost-based investment	(10,000)	—	—
Acquisitions and earn-out payments, net of cash acquired	(40,924)	(135,763)	(899,464)
Cash used by investing activities	(72,292)	(228,356)	(989,029)
Cash flows from financing activities:
Proceeds from exercise of stock options	19,334	43,384	31,335
Repurchase of Class A Common Stock	—	—	(50,000)
Excess tax benefit from stock-based compensation	5,572	1,944	6,252
Net proceeds from issuance of senior unsecured notes, net of issuance costs	494,995	—	296,256
Fees associated with the amendment and extension of credit facilities	—	(1,086)	—
Net proceeds from (repayments of) revolving credit facilities	99,789	(195,729)	355,918
Other	—	(4,423)	—
Cash provided (used) by financing activities	619,690	(155,910)	639,761
Effect of exchange rate changes on cash and cash equivalents	(38,909)	(2,531)	7,291
Increase (decrease) in cash and cash equivalents	18,387	79,243	(296,256)
Cash and cash equivalents, beginning of year	674,390	595,147	891,403
Cash and cash equivalents, end of year	$692,777	$674,390	$595,147
Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$77,226	$57,492	$53,286
Income taxes	$168,827	$144,978	$103,616
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
Note 1 — Organization and Basis of Presentation
Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products, supply chain services and mobile device lifecycle services worldwide. Ingram Micro Inc. and its subsidiaries operate in North America, Europe, Asia-Pacific (which includes Middle East and Africa), and Latin America.
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
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to"2014" represent the 53-week year ended January 3, 2015. References to “2013,” and “2012,” represent the 52-week fiscal years ended December 28, 2013 and December 29, 2012, respectively.
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
Revenue Recognition
Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collection is reasonably assured. Service revenues represented less than 10% of total net sales for 2014, 2013 and 2012. We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. We also have limited contractual relationships with certain of our customers and suppliers whereby we assume an agency relationship in the transaction. In such arrangements, we recognize as revenues the net fee associated with serving as an agent.
Vendor Programs
Funds received from vendors for price protection, product rebates, marketing/promotion, infrastructure reimbursement and meet-competition programs are recorded as adjustments to product costs, revenue, or selling, general and administrative (“SG&A”) expenses, according to the nature of the program. Some of these programs may extend over one or more quarterly reporting periods. We accrue rebates or other vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.
We sell products purchased from many vendors, but generated approximately 14%, 15%, and 18% of our net sales in 2014, 2013 and 2012, respectively, from products purchased from Hewlett-Packard Company, and approximately 10% of our consolidated net sales in 2012 from products purchased from Apple Inc. The year-over-year decreases in products purchased from these vendors, as a percentage of net sales, for the periods discussed above reflects the higher mix of products purchased from other vendors as a result of changes in the market in general and our acquisition of BrightPoint which does not have significant products purchased from these vendors. There were no other vendors whose products represented 10% or more of our net sales for each of the last three fiscal years.

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
Book overdrafts of $400,323 and $347,837 as of January 3, 2015 and December 28, 2013, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of January 3, 2015 and December 28, 2013, or any balance on any given date.

Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of two large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At January 3, 2015 and December 28, 2013, we had a total of $276,808 and $381,451, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $4,757, $2,851, and $3,822 incurred in 2014, 2013 and 2012, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
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
Long-Lived and Intangible Assets
We assess potential impairments to our long-lived and intangible assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amounts of finite-lived identifiable intangible assets of $488,753 and $496,789 at January 3, 2015 and December 28, 2013, respectively, are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 3 to 10 years. The net carrying amount was $318,689 and $375,423 at January 3, 2015 and December 28, 2013, respectively. Amortization expense was $58,962, $48,480 and $20,711 for 2014, 2013 and 2012, respectively.
Future minimum amortization expense of finite-lived identifiable intangible assets that we expect to recognize over the next five years and thereafter are as follows:

2015	$56,286
2016	51,511
2017	51,220
2018	46,713
2019	32,713
Thereafter	80,246
$318,689

During the second quarter of 2014, we wrote-off a previously acquired trade name, of $7,528, as a result of the integration of certain operations under the Ingram Micro brand. There were no impairments to our long-lived and other identifiable intangible assets in 2013 and 2012.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and is reviewed annually for potential impairment, or when circumstances warrant.
Additions to goodwill in 2014 were due to our acquisitions of Armada Computer Systems ("Armada"), Dat Repair GMBH, Global Mobility Products and Pinnacle Service Solutions. Additionally, we adjusted goodwill in 2014 to reflect the finalization of the allocation of purchase price related to SoftCom, Inc. ("SoftCom"), CloudBlue Technologies, Inc. ("CloudBlue") and Shipwire, Inc. ("Shipwire"). The adjustments include the assessment of certain tax matters (see Note 4 "Acquisitions, Goodwill and Intangible Assets").

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual goodwill impairment assessment during our fiscal fourth quarter, using a combination of the income and market approach. Our annual review indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy, vendors, or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
The changes in the carrying amount of goodwill are as follows:

	North America	Asia- Pacific	Europe	Total
Balance at December 29, 2012	$287,926	$96,122	$44,353	$428,401
Acquisitions	105,064	—	—	105,064
Adjustments/reclassifications	(53)	(3,693)	(2,193)	(5,939)
Balance at December 28, 2013	$392,937	$92,429	$42,160	$527,526
Acquisitions	4,870	4,970	241	10,081
Adjustments/reclassifications	(5,124)	—	—	(5,124)
Balance at January 5, 2015	$392,683	$97,399	$42,401	$532,483
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, and derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. Our trade accounts receivable reflect a large number of customers and dispersed across wide geographic areas, none of which has accounted for 10% or more of our consolidated net sales in 2014, 2013 and 2012 and no customer accounts receivable balance was greater than 10% of our total trade accounts receivable at January 3, 2015 nor December 28, 2013. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in many locations and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.
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
Foreign exchange risk is managed primarily by using forward contracts to hedge foreign currency-denominated receivables, payables and intercompany loans and expenses. Interest rate swaps and forward contracts may be used to hedge foreign currency-denominated principal and interest payments related to intercompany loans.
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

Comprehensive Income
Comprehensive income consists primarily of our net income and foreign currency translation adjustments.
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
The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2014	2013	2012
Net income	$266,691	$310,583	$305,909
Weighted average shares	155,492	152,900	150,654
Basic EPS	$1.72	$2.03	$2.03
Weighted average shares, including the dilutive effect of stock-based awards (3,960, 3,372 and 3,063 for 2014, 2013 and 2012, respectively)	159,452	156,272	153,717
Diluted EPS	$1.67	$1.99	$1.99
There were approximately 1,772, 2,069 and 3,487 stock-based awards in 2014, 2013 and 2012, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.
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
New Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2014. The new guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires a reporting entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for us beginning January 1, 2017, the first day of fiscal year 2017. We are currently assessing the impact of this new guidance.

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

In November 2014, the FASB issued ASU No. 2014-17, "Business Combination (Topic 805)-Pushdown Accounting", which provides the reporting entity an option to apply pushdown accounting in its separate financial statements upon occurrence of each individual event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. This ASU was effective immediately on November 18, 2014. See Note 4, "Acquisitions, Goodwill and Intangible Assets".

In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items", which simplifies income statement classification by removing the concept of extraordinary items from U.S. generally accepted accounting principles ("GAAP"). Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

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

As a result of the organizational effectiveness program and continued acquisition integration activities, we recognized reorganization charges for the year ended January 3, 2015 of $85,791 primarily related to employee termination benefits and $7,754 primarily related to a previously acquired trade name that was written off as a result of the integration of certain operations under the Ingram Micro brand.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in 2014, 2013, and 2012 are as follows:

	Reorganization costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs/Other	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Fiscal year ended January 3, 2015
IT Distribution:
North America		$14,808	$7,541	$22,349	$—	$22,349
Europe		66,467	—	66,467	—	66,467
Asia-Pacific		2,482	213	2,695	—	2,695
Latin America		2,034	—	2,034	—	2,034
Total	1,183	$85,791	$7,754	$93,545	$—	$93,545

Fiscal year ended December 28, 2013
IT Distribution:
North America		$5,186	$3,610	$8,796	$173	$8,969
Europe		18,730	764	19,494	(188)	19,306
Asia-Pacific		1,411	4,955	6,366	(12)	6,354
Latin America		—	—	—	—	—
Total	628	$25,327	$9,329	$34,656	$(27)	$34,629

Fiscal year ended December 29, 2012
IT Distribution:
North America		$34	$300	$334	$779	$1,113
Europe		3,755	—	3,755	(32)	3,723
Asia-Pacific		4,523	—	4,523	(115)	4,408
Latin America		432	—	432	—	432
Total	359	$8,744	$300	$9,044	$632	$9,676
Adjustments in the table above primarily reflect increases or decreases in estimated costs for employee terminations or to exit facilities.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The remaining liabilities and 2014 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at December 28, 2013	Expenses (Income), Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation (a)	Remaining Liability at January 3, 2015

2014 Reorganization actions
Employee termination benefits	$—	$85,791	$(58,230)	$(3,265)	$24,296
Facility Costs/Other	—	7,754	(7,754)	—	—
Subtotal	—	93,545	(65,984)	(3,265)	24,296	(a)

2013 Reorganization actions
Employee termination benefits	12,889	—	(12,738)	(33)	118
Facility Costs	5,506	—	(3,739)	(130)	1,637
Subtotal	18,395	—	(16,477)	(163)	1,755	(b)

2012 and Prior Reorganization actions
Employee termination benefits	1,059	—	(1,059)	—	—
Facility Costs	3,020	—	(2,198)	37	859
Subtotal	4,079	—	(3,257)	37	859	(c)
	$22,474	$93,545	$(85,718)	$(3,391)	$26,910

(a)We expect the remaining liabilities to be substantially utilized by the end of 2015.
(b)We expect the remaining liabilities to be substantially utilized by the end of 2016.
(c)We expect the remaining liabilities to be fully utilized by the end of 2015.
Note 4 — Acquisitions, Goodwill and Intangible Assets
2014 Acquisitions
On December 1, 2014, we acquired 58% of the outstanding shares of Armada, a leading IT value distributor in Turkey for consideration paid of $20,100, net of cash acquired. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were goodwill of $4,970, and identifiable intangible assets of $9,949, primarily consisting of a trade name and customer relationships with estimated useful lives of five years. The goodwill recognized in connection with the acquisition is primarily attributable to the assembled workforce and our expectation of expanding Armada’s brand, and enhancing our existing enterprise solutions portfolio and channel development experience in the small and medium sized business market, credit services, training and other professional offering in Turkey. As of January 3, 2015, we recorded minority interest of $17,666 in other liabilities on the consolidated balance sheet for the remaining 42% of the outstanding shares.

During 2014, we completed five additional small but strategic acquisitions for cash aggregating $20,834, and an estimated future earn-out payment of $3,998. These acquisitions will enhance our existing portfolio of products and services. The major classes of assets and liabilities to which we preliminary allocated the purchase price were goodwill of $5,111, and identifiable intangible assets of $15,777, primarily consisting of customer relationships and trade names with estimated useful lives that range from three to five years. The goodwill recognized in connection with the acquisitions is primarily attributable to assembled workforce and our expectation of expanding our existing product and service portfolio.
These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented for the 2014 acquisitions because the effects of the business combinations for these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

2013 Acquisitions
On December 2, 2013, we acquired all of the issued and outstanding shares of Shipwire, a global provider of e-commerce fulfillment services for small-to-medium-sized business worldwide, for cash of $86,000. The major classes of assets and liabilities to which we allocated the purchase price were goodwill of $62,628, and identifiable intangible assets of $25,000, primarily consisting of software, trade name and customer relationships with estimated lives of five years. The goodwill recognized in connection with the acquisition is primarily attributable to the assembled workforce and our expectation of extending Shipwire's brand and the reach of its networked platform, while enhancing our existing portfolio of products and services. This acquisition will expand our solutions offerings into the large and growing e-commerce fulfillment market.
On September 30, 2013, we completed the acquisition of Norcross, Georgia-based CloudBlue, a provider of enterprise IT asset disposition, on-site data destruction and e-waste recycling services to large enterprise customers, for cash of $38,500. We have allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values which included $14,295 of intangible assets and $25,237 of goodwill. The identifiable intangible assets primarily consisted of customer relationships, software and trade name with estimated useful lives up to five years. The goodwill recognized is primarily attributable to the assembled workforce and our expectation of expanding our supply chain solutions portfolio with a full suite of in-demand services.
On September 12, 2013, we acquired all of the outstanding shares of Canada-based SoftCom, a cloud marketplace and global service provider, for cash of $10,943 and payment of outstanding debt of $3,407. In addition, the purchase price includes a deferred payment of $5,000, payable over three years and a $3,650 three-year performance-based earn-out. We have allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values which included $11,761 of intangible assets and $15,437 of goodwill. The identifiable intangible assets primarily consisted of domain names and software with estimated useful lives of six years. The goodwill recognized is primarily attributable to the assembled workforce and the enhancement of cloud offerings road map and aggregation platform to our reseller partners.
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
The following represents unaudited pro forma operating results for the year ended December 29, 2012 as if BrightPoint had been included in our consolidated statement of income as of the first day of fiscal year 2012 and includes business combination accounting effects from our acquisition including amortization of acquired intangible assets and increase in interest expense associated with the issuance of our senior unsecured notes due in 2022 and additional borrowings from our revolving senior unsecured credit facility debt to fund the acquisition.

Fiscal Year
2012
Net sales	$41,802,220
Net income	$310,791
Earnings per share
Basic	$2.06
Diluted	$2.02
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
On November 30, 2012, we acquired all of the outstanding shares of Promark for an initial cash payment of $7,707; payment of its outstanding debt of $4,675; a hold-back amount of $2,250, and a maximum potential earn-out of $1,000 to be paid out by the first quarter of 2015 based upon the achievement of certain pre-defined targets. We have allocated the purchase price to the identifiable assets acquired and liabilities assumed at their estimated fair values with $3,755 recorded as goodwill. This acquisition further strengthened our position in higher value products and solutions and extended our reach within the public sector in the North American region.
Pro forma results of operations of Aptec and Promark have not been presented because the effects of the business combinations of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 5 — Property and Equipment
Property and equipment consist of the following:

	Fiscal Year End
	2014	2013
Land	$4,230	$11,614
Buildings and leasehold improvements	131,001	190,604
Distribution equipment	277,205	286,902
Computer equipment and software	732,452	690,841
	1,144,888	1,179,961
Accumulated depreciation	(712,458)	(691,262)
Property and equipment, net	$432,430	$488,699

On December 22, 2014, we entered into a sale leaseback agreement, whereby we sold three north American properties for a cash consideration of $67,470 and then leased back the properties for a term of 10 years. The gain recognized on the property leased back has been deferred and will be recognized over the life of the lease term.

Note 6 — Debt
The carrying value of our outstanding debt consists of the following:

	Fiscal Year End
	2014	2013
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,745 and $0, respectively	$498,255	$—
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,366 and $1,546, respectively	298,634	298,454
Senior unsecured notes, 5.25% due 2017	300,000	300,000
North America revolving trade accounts receivable-backed financing program	185,000	199,000
Lines of credit and other debt	187,026	48,772
	1,468,915	846,226
Short-term debt and current maturities of long-term debt	(372,026)	(48,772)
	$1,096,889	$797,454
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semiannually on June 15 and December 15, commencing June 15, 2015. In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. We also have $300,000 of 5.25% senior unsecured notes due 2017. Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. This financing program matures in November 2015. This financing program, subject to the financial institutions’ approval and availability of eligible receivables, may be increased to $900,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $185,000 and $199,000 at January 3, 2015 and December 28, 2013, respectively, under this North American financing program.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

We have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

i)	a program which provides for a borrowing capacity of up to €105,000, or approximately $126,105 at January 3, 2015 exchange rates, maturing in January 2017.

ii)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $54,045 at January 3, 2015 exchange rates, maturing in May 2016.

iii)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $129,792 at January 3, 2015 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at January 3, 2015 and December 28, 2013 under any of these three financing programs.
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
At January 3, 2015, our actual aggregate capacity under these programs was approximately $927,752 based on eligible trade accounts receivable available, of which $185,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 3, 2015, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,704,795.
We have a $940,000 revolving senior unsecured credit facility from a syndicate of multinational banks. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at January 3, 2015 and December 28, 2013, under this credit facility. This credit facility may also be used to issue letters of credit. At January 3, 2015 and December 28, 2013, letters of credit of $12,141 and $7,996, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit. See Note 16- Subsequent Events for details of the changes to the revolving senior unsecured credit facility.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $1,117,128 at January 3, 2015. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 3, 2015 and December 28, 2013, respectively, we had $187,026 and $48,772 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.9% and 9.0% per annum at January 3, 2015 and December 28, 2013, respectively. At January 3, 2015 and December 28, 2013, letters of credit totaling $37,195 and $31,636, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 3, 2015, we were in compliance with all material covenants or other material requirements set forth in all of our credit facilities.

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
The components of income before income taxes consist of the following:

	Fiscal Year Ended
	2014	2013	2012
United States	$198,345	$200,663	$156,134
Foreign	196,406	235,436	240,050
Total	$394,751	$436,099	$396,184
The provision for income taxes consists of the following:

	Fiscal Year Ended
	2014	2013	2012
Current:
Federal	$89,537	$80,910	$13,642
State	12,185	8,225	2,547
Foreign	55,620	69,468	80,003
	157,342	158,603	96,192
Deferred:
Federal	(23,728)	(13,894)	(20,738)
State	(7,509)	(1,776)	1,161
Foreign	1,955	(17,417)	13,660
	(29,282)	(33,087)	(5,917)
Provision for income taxes	$128,060	$125,516	$90,275

The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year Ended
	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.5	1.2
U.S. tax on foreign earnings, net of foreign tax credits	0.3	(4.6)	0.6
Effect of international operations	(6.5)	(5.6)	(7.7)
Effect of change in valuation allowances	2.9	2.9	2.6
Effect of worthless stock deduction	—	—	(9.0)
Other	(0.8)	(0.4)	0.1
Effective tax rate	32.4%	28.8%	22.8%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$308,071	$293,514
Tax credit carryforwards	144,821	134,573
Employee benefits, including stock-based compensation	60,650	51,764
Reorganization and restructuring reserves	1,169	3,138
Inventory	39,290	32,627
Depreciation and amortization	37,331	38,899
Allowance on trade accounts receivable	12,327	12,991
Reserves and accruals not currently deductible for income tax purposes	32,097	27,545
Other	26,298	33,308
Total deferred tax assets	662,054	628,359
Valuation allowance	(342,938)	(315,312)
Subtotal	319,116	313,047
Deferred tax liabilities:
Depreciation and amortization	(139,610)	(154,079)
Outside basis difference on earnings of foreign subsidiaries	(59,758)	(60,345)
Other	(12,337)	(15,250)
Total deferred tax liabilities	(211,705)	(229,674)
Net deferred tax assets	$107,411	$83,373

Out of the amounts shown above, net current deferred tax assets were $97,084 and $83,001 as of January 3, 2015 and December 28, 2013, respectively. Net non-current deferred tax assets were $10,327 and $372 as of January 3, 2015 and December 28, 2013, respectively.
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
At January 3, 2015, we had deferred tax assets related to net operating loss carryforwards of $308,071, along with a valuation allowance of $269,827, with the net amount reflecting the amount more likely than not to be realized. Of the remaining $38,244 of net deferred tax assets associated with net operating loss ("NOL") carryforwards, $24,605 has no expiration date. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities. We monitor all of our other deferred tax assets for realizability in a similar manner to those described above and will record or release valuation allowances as required to reflect the amount more likely than not to be realized.
At January 3, 2015, our total deferred tax assets related to foreign tax credit carryforwards in the U.S. was $144,599 and our total valuation allowance related to such credit carryforwards was $62,979, with the net amount reflecting the amount more likely than not to be realized based on our current ability to generate the character of income required to utilize these credits prior to expiry through 2024.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The valuation allowance increased by a net $27,626 during 2014, driven largely by the increase in the valuation allowance on deferred tax assets related to net operating losses in Luxembourg and the foreign tax credit carryforwards, as noted above. The remaining increase relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts which became realizable based on taxable income generated in the current year, as well as the impacts of translation adjustments for previously established valuation allowances in currencies other than the U.S. dollar.
We have not provided deferred taxes on undistributed earnings from certain of our foreign subsidiaries that are indefinitely reinvested. These undistributed earnings may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total net undistributed earnings upon which we have not provided deferred tax totals approximately $2,100,000 at January 3, 2015, and $2,000,000 at December 28, 2013. A determination of the deferred tax liability on such earnings is not practicable as such liability is dependent upon our U.S. foreign tax credit position that would exist at the time any remittance would occur.
Tax benefits claimed from the exercise of employee stock options and other employee stock programs that are in excess of (less than) the amount recorded upon grant are recorded as an increase (decrease) in stockholders’ equity. In 2014, 2013 and 2012, these amounts totaled $5,531, $422, and $5,810, respectively.
The total amount of gross unrecognized tax benefits is $30,372 as of January 3, 2015, substantially all of which would impact the effective tax rate if recognized. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2014	2013	2012
Gross unrecognized tax benefits at beginning of the year	$35,398	$38,790	$24,888
Increases in tax positions for prior years	2,442	4,918	17,281
Decreases in tax positions for prior years	(2,735)	(61)	(900)
Increases in tax positions for current year	5,357	737	2,716
Settlements	(482)	(1,078)	(343)
Lapse in statute of limitations	(9,608)	(7,908)	(4,852)
Gross unrecognized tax benefits at end of the year	$30,372	$35,398	$38,790
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $7,625 and $7,333 as of January 3, 2015 and December 28, 2013, respectively.
We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over thirty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., the IRS has concluded its examination for the years prior to 2010. In our material tax jurisdictions, the statute of limitations is open, in general, for three to five years.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 8 — Derivative Financial Instruments
Our derivatives designated as hedging instruments have consisted primarily of foreign currency forward contracts to hedge certain foreign currency-denominated intercompany management fees. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At January 3, 2015 and December 28, 2013, we had no derivatives that are designated as hedging instruments.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts(1)		Fair Value
	2014	2013	2014	2013
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$1,863,626	$334,519	$31,213	$2,942
Accrued expenses
Foreign exchange contracts	450,352	1,486,407	(1,793)	(8,887)
Total	$2,313,978	$1,820,926	$29,420	$(5,945)
(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

	Fiscal Year Ended
	2014	2013	2012
Net gain (loss) recognized in earnings	79,796	(11,657)	(35,181)

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
As of January 3, 2015, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	January 3, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$90	$90	$—	$—
Marketable trading securities (a)	56,616	56,616	—	—
Derivative assets	31,213	—	31,213	—
Total assets at fair value	$87,919	$56,706	$31,213	$—

Liabilities:
Derivative liabilities	$1,793	$—	$1,793	$—
Contingent consideration	7,647	—	—	7,647
Total liabilities at fair value	$9,440	$—	$1,793	$7,647

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
Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	January 3, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Liabilities:
Senior unsecured notes, 5.25% due 2017	$300,000	$323,527	$—	$323,527	$—
Senior unsecured notes, 5.00% due 2022	298,634	314,954	—	314,954	—
Senior unsecured notes, 4.95% due 2024	498,255	499,923	—	499,923	—
	$1,096,889	$1,138,404	$—	$1,138,404	$—

	December 28, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Liabilities:
Senior unsecured notes, 5.25% due 2017	$300,000	$318,000	$—	$318,000	$—
Senior unsecured notes, 5.00% due 2022	298,454	301,200	—	301,200	—
	$598,454	$619,200	$—	$619,200	$—
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 10 — Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($4,721 at January 3, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo Municipal tax assessment claiming Brazilian Reais 29,111 ($10,810 at January 3, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($9,645 at January 3, 2015 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($5,904 at January 3, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($1,113 at January 3, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($556 at January 3, 2015 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($3,983 at January 3, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($1,991 at January 3, 2015 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at January 3, 2015 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 238,597 ($88,602 at January 3, 2015 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for 2014, 2013 and 2012. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $9,755. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.
We lease the majority of our facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2014, 2013 and 2012 was $117,890, $113,709 and $96,669, respectively. Future minimum rental commitments on operating leases that have remaining noncancelable lease terms as of January 3, 2015 are as follows:

2015	$89,106
2016	77,104
2017	68,702
2018	59,467
2019	48,278
Thereafter	151,789
$494,446
The above minimum payments have not been reduced by minimum sublease rental income of $1,008 due in 2015 under noncancelable sublease agreements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 11 — Segment Information

Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific, and Latin America. In the fourth quarter of 2012, we acquired BrightPoint, a global leader in providing devices lifecycle services to the wireless industry, and added this as a reportable segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, discrete financial information for the legacy BrightPoint operations is no longer available and, therefore, we have included the results of BrightPoint into our geographic segments, of North America, Europe, Asia-Pacific and Latin America. As a result, we have retrospectively reclassified the consolidated financial statements to conform to the new presentation. The measure of segment profit is income from operations.
Geographic areas in which we operated our reporting segments during 2014 include North America (the United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, Egypt. India, Indonesia, Israel, Lebanon, Malaysia, New Zealand, Singapore, South Africa, Thailand, Turkey, and United Arab Emirates), and Latin America (Brazil, Chile, Colombia, Mexico, Peru, and our Latin American export operations in Miami).
We do not allocate stock-based compensation recognized (see Note 12) to our operating segments; therefore, we are reporting this as a separate amount (See Note 12, "Stock-Based Compensation").

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Financial information by reportable segments is as follows:

	Fiscal Year Ended
	2014	2013	2012
Net sales
North America	$19,929,129	$17,367,098	$16,072,553
Europe	14,263,357	13,184,224	11,186,461
Asia-Pacific	9,991,251	9,950,697	8,624,444
Latin America	2,303,689	2,051,899	1,943,841
Total	$46,487,426	$42,553,918	$37,827,299
Income from operations
North America	$343,511	$329,367	$284,786
Europe	28,203	92,792	108,867
Asia-Pacific	108,774	79,977	58,217
Latin America	42,796	43,079	37,700
Stock-based compensation expense	(36,022)	(30,340)	(27,218)
Total	$487,262	$514,875	$462,352
Capital expenditures
North America	$62,711	$74,016	$66,451
Europe	15,867	9,387	6,211
Asia-Pacific	8,172	10,720	18,477
Latin America	1,901	1,516	1,161
Total	$88,651	$95,639	$92,300
Depreciation
North America	$60,569	$52,114	$29,956
Europe	14,106	16,521	10,939
Asia-Pacific	10,640	10,444	7,545
Latin America	1,751	1,356	1,265
Total	$87,066	$80,435	$49,705
Amortization of intangible assets
North America	$41,069	$30,421	$12,352
Europe	11,427	11,368	5,587
Asia-Pacific	5,647	5,804	1,870
Latin America	819	887	902
Total	$58,962	$48,480	$20,711

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reportable segments are as follows:

	Fiscal Year Ended
	2014	2013	2012
Integration, transition and other costs (a)
North America	$20,365	$(13,788)	$14,377
Europe	11,562	9,218	(40)
Asia-Pacific	4,188	6,042	105
Latin America	507	(1,033)	1,923
Total	$36,622	$439	$16,365
(a) Costs are primarily related to professional, consulting and integration costs associated with our acquisitions, as well as consulting, retention and transition costs associated with our organizational effectiveness program charged to selling, general and administrative, or SG&A, expenses. For the fiscal year ended January 3, 2015, also included a gain of $9,411 related to the settlement of legal matters in North America. For the fiscal year ended December 28, 2013, also included is a gain of $28,461 and $1,033 related to the settlement of legal matters in North America and Latin America, respectively. For the fiscal year ended December 29, 2012, it also included asset impairments of $1,923 associated with our closure of in-country Argentina operations in Latin America, charged to SG&A expenses.
Our reorganization costs by reportable segment are disclosed at Note 3, "Reorganization Costs".
Identifiable and long-lived assets by reportable segment are as follows:

	Fiscal Year Ended
	2014	2013
Identifiable assets
North America	$5,899,901	$4,797,503
Europe	3,599,400	4,388,208
Asia-Pacific	2,564,273	1,769,296
Latin America	767,869	836,188
Total	$12,831,443	$11,791,195
Long-lived assets
North America	$561,809	$649,146
Europe	105,913	129,119
Asia-Pacific	76,177	77,410
Latin America	7,220	8,447
Total	$751,119	$864,122
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Fiscal Year Ended
	2014		2013		2012
Net sales
United States	$18,245,232	39%	$15,667,744	37%	$14,464,308	38%
Outside of the United States	28,242,194	61	26,886,174	63	23,362,991	62
Total	$46,487,426	100%	$42,553,918	100%	$37,827,299	100%

	Fiscal Year End
	2014		2013
Long-lived assets:
United States	$493,475	66%	$625,719	72%
Outside of the United States	257,644	34	238,403	28
Total	$751,119	100%	$864,122	100%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 12 — Stock-Based Compensation
Our stock-based compensation expense for 2014, 2013 and 2012 was $36,022, $30,340 and $27,218, respectively, and the related income tax benefits were $11,528, $9,161 and $8,075, respectively.

We have elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options. The expected life of an award is based on consideration of historical experience and the terms and conditions of the stock-based awards granted to employees.

The fair value of options granted in 2014, 2013 and 2012 was estimated assuming no dividends and using the following weighted average assumptions:

	Fiscal Year Ended
	2014	2013	2012
Expected life of stock options	3.7 years	3.1 years	5.0 years
Risk-free interest rate	0.95%	0.57%	0.89%
Expected stock volatility	26.3%	25.9%	34.6%
Fair value of options granted	$5.88	$3.62	$5.79
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
We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of up to three years and have expiration dates not longer than ten years. In 2014, a majority of the options granted had a contractual term of five years. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2014, 2013 and 2012, the performance measures for restricted stock and restricted stock units for grants to management were based on earnings growth, return on invested capital, total shareholder return and profit before tax. As of January 3, 2015, approximately 12,975 shares were available for grant under the 2011 Amended Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
During 2014, 2013 and 2012 previously granted restricted stock units of 1,181, 2,101 and 2,132, respectively, were converted to Class A Common Stock. Approximately 421, 684 and 683 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $11,778, $13,045 and $13,011 in 2014, 2013 and 2012, respectively. The withheld shares had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. Of the restricted stock and/or units that were converted to Class A Common Stock, there were 620, 1,535 and 1,495 in 2014, 2013 and 2012, respectively, based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Stock Award Activity
Stock option activity under the 2011 Amended Plan was as follows for the three years ended January 3, 2015:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	8,016	$16.72	2.8
Granted	51	18.31
Exercised	(2,116)	14.80
Forfeited/cancelled/expired	(306)	18.37
Outstanding at December 29, 2012	5,645	17.36	2.7
Granted	1,452	25.70
Exercised	(2,619)	16.56
Forfeited/cancelled/expired	(291)	20.14
Outstanding at December 28, 2013	4,187	20.56	3.1
Granted	740	27.54
Exercised	(1,097)	17.34
Forfeited/cancelled/expired	(11)	22.32
Outstanding at January 3, 2015	3,819	$22.83	2.9	$17,603
Vested and expected to vest at January 3, 2015	3,605	$22.60	2.9	$17,436
Exercisable at January 3, 2015	2,206	$19.93	2.4	$16,353
The aggregate intrinsic value in the table above represents the difference between our closing stock price on January 3, 2015 and the option exercise price, multiplied by the number of in-the-money options on January 3, 2015. This amount changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised in 2014, 2013 and 2012 was $11,277, $11,655 and $8,273, respectively. Total fair value of stock options expensed was $2,875, $458 and $298 for 2014, 2013 and 2012, respectively. As of January 3, 2015, the unrecognized stock-based compensation costs related to stock options was $5,706. We expect this cost to be recognized over a remaining weighted-average period of approximately 2 years.
Cash received from stock option exercises in 2014, 2013 and 2012 was $19,334, $43,384 and $31,335, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $4,099, $3,785 and $2,975 in 2014, 2013 and 2012, respectively.

The following table summarizes information about stock options outstanding and exercisable at January 3, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 3, 2015	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable at January 3, 2015	Weighted- Average Exercise Price
$10.62-$18.45	1,055	2.4	$16.93	1,055	$16.93
$18.48-$23.25	685	2.2	20.41	685	20.41
$26.00-$26.00	1,400	2.9	26.00	466	26.00
$27.34-$27.96	679	4.7	27.92	—	—
	3,819	2.9	$22.83	2,206	$19.93

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Activity related to restricted stock and restricted stock units was as follows for the three years ended January 3, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2011	4,920	$12.98
Granted	2,866	17.21
Vested	(2,132)	12.79
Forfeited	(147)	17.66
Non-vested at December 29, 2012	5,507	15.13
Granted	4,071	19.26
Vested	(2,101)	18.34
Forfeited	(447)	17.74
Non-vested at December 28, 2013	7,030	16.39
Granted	1,554	27.69
Vested	(1,181)	15.93
Forfeited	(1,335)	19.55
Non-vested at January 3, 2015	6,068	$20.81
As of January 3, 2015, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $43,428. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.3 years.
Note 13 — Employee Benefit Plans
Our U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $6,599, $4,891 and $4,350 in 2014, 2013 and 2012, respectively.

Note 14 — Common Stock
Share Repurchase Program
In October 2010, our Board of Directors authorized a $400,000 share repurchase program that has been extended to October 27, 2015, of which $124,095 was remaining for repurchase at January 3, 2015. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (see Note 12). We did not repurchase shares during the year ended January 3, 2015.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Our stock repurchase and issuance activity for 2014, 2013 and 2012 are summarized as follows:

	Shares Repurchased	Weighted- Average Price Per Share	Net Amount Repurchased
Cumulative balance at December 31, 2011	35,643	$16.96	$604,331
Repurchase of Class A Common Stock	2,729	18.32	50,000
Issuance of Class A Common Stock	(343)	18.27	(6,265)
Cumulative balance at December 29, 2012	38,029	17.04	648,066
Repurchase of Class A Common Stock	—	—	—
Issuance of Class A Common Stock	(508)	17.24	(8,766)
Cumulative balance at December 28, 2013	37,521	17.04	639,300
Repurchase of Class A Common Stock	—	—	—
Issuance of Class A Common Stock	(172)	16.32	(2,807)
Cumulative balance at January 3, 2015	37,349	$17.04	$636,493
Classes of Common Stock
We have two classes of Common Stock, consisting of 500,000 authorized shares of $0.01 par value Class A Common Stock and 135,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000 authorized shares of $0.01 par value Preferred Stock.

There were no issued and outstanding shares of Class B Common Stock or Preferred Stock during the three-year period ended January 3, 2015. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended January 3, 2015, is as follows:

Class A Common Stock
December 31, 2011	149,484
Stock options exercised	2,116
Release of restricted stock units, net of shares withheld for employee taxes	1,432
Grant of restricted Class A Common Stock	17
Repurchase of Class A Common Stock	(2,729)
December 29, 2012	150,320
Stock options exercised	2,619
Release of restricted stock units, net of shares withheld for employee taxes	1,402
Grant of restricted Class A Common Stock	15
Repurchase of Class A Common Stock	—
December 28, 2013	154,356
Stock options exercised	1,097
Release of restricted stock units, net of shares withheld for employee taxes	746
Grant of restricted Class A Common Stock	15
Repurchase of Class A Common Stock	—
January 3, 2015	156,214

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 15 - Legal Settlement
We were a claimant in a class action proceeding seeking damages from certain manufacturers of LCD flat panel displays.  On July 12, 2013, the federal district judge overseeing the proceeding issued an order approving a plan of distribution to the class claimants.  In July 2013, we received a distribution of $29,494, net of all attorney fees and expenses, which was reflected as a reduction of selling, general and administrative expenses in 2013.  In January 2014, the federal district judge overseeing the proceeding issued an order approving a final distribution which entitles us to an incremental award of approximately $9,411, net of all attorney fees and expenses, which was received during 2014.

Note 16 - Subsequent Events
On January 5, 2015, we increased and extended our existing revolving senior unsecured credit facility from a syndicate of national banks. The capacity has been increased from $940,000 to $1,500,000 and the maturity has been extended from September 2018 to January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio.
On January 29, 2015, we commenced a mandatory tender offer to purchase the remaining outstanding shares of Armada. The mandatory tender offer concluded on February 25, 2015. As of the close of the tender offer, we now have a 74% interest in Armada.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In 000s)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Year
Allowance for doubtful accounts:
2014	$56,459	$18,669	$(25,095)	$1,653	$51,686
2013	63,815	13,564	(21,217)	297	56,459
2012	50,635	18,054	(19,177)	14,303	63,815
Allowance for sales returns:
2014	$13,092	$162,451	$(156,166)	$(347)	$19,030
2013	14,219	202,674	(204,133)	332	13,092
2012	9,601	170,608	(169,483)	3,493	14,219

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ingram Micro Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at January 3, 2015 and December 28, 2013, and the results of their operations, and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 26, 2015

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
We assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 3, 2015.
The effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarterly period ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following disclosure is being made in accordance with Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012:
During the year ended January 3, 2015, we learned that Ingram Micro Germany, one of our wholly-owned non-U.S. subsidiaries, made one sale during the year ended January 3, 2015, to an individual who received delivery of the sale at a German subsidiary of an Iranian company. The individual is not included on the Specially Designated Nationals and Blocked Persons List maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) with the identifier “[IRAN]”, however, the German company is included on that list. This sale consisted of a single graphics card resulting in revenue to us of approximately $.045, with net profits of substantially less than that. The sale appears to be the result of human error and was not made with any intent to violate our policies and procedures or any applicable laws. However, the sale was conducted in contravention of Ingram Micro’s export control and sanctions policies, which prohibit Ingram Micro and its affiliates from conducting any activities, transactions or dealings with Iran or Iranian counterparties, including the Government of Iran. In connection with our discovery of the above-described sale, we have increased compliance resources and training intended to prevent such activity from recurring. We have voluntarily notified OFAC of the sale and intend to cooperate fully with OFAC.
As of the date of this report, we are not aware of any other activity, transaction or dealing by us or any of our affiliates during the fiscal year ended January 3, 2015 that requires disclosure in this report under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

PART III
Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A.
The Notice and Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, certain portions of which are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).
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
(a) 3.     List of Exhibits

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

Exhibit No.	Exhibit
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

4.3
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4
Indenture, dated August 10, 2012 between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.5
Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.6
Officer’s Certificate dated December 15, 2014, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 15, 2014)

10.1†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2†
Compensation Plan — First Amendment to the Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.3†
Amended and Restated Compensation Policy for Members of the Board of Directors (as amended September 17, 2013) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed September 19, 2013)

10.4†
Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

10.5†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.6†	Retirement Program — First Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year, the “2006 10-K”)

10.7†	Retirement Program — Second Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the 2006 10-K)

10.8†	Retirement Program — Third Amendment to 401K Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year, the “2008 10-K”)

10.9†	Retirement Program — Fourth Amendment to 401K Plan (incorporated by reference to Exhibit 10.4 to the December 2008 8-K)

10.10†	Retirement Program — Fifth Amendment to 401K Plan (incorporated by reference to Exhibit 10.5 to the December 2008 8-K)

10.11†	Retirement Program — Sixth Amendment to 401K Plan (incorporated by reference to Exhibit 10.9 to the 2008 10-K)

10.12†	Retirement Program — Seventh Amendment to 401K Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2009 quarter ended October 3, 2009)

10.13†	Retirement Program — Eighth Amendment to 401K Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year, the “2009 10-K”)

10.14†	Retirement Program — Ninth Amendment to 401K Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro’s Annual Report on Form 10-K for the 2010 fiscal year, the “2010 10-K”)

Exhibit No.	Exhibit
10.15†	Retirement Program — Tenth Amendment to 401K Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year, the “2011 10-K”)

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

10.27	Amendment No. 1 to Credit Agreement dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 16, 2013)

10.28	Amendment No. 2 to Credit Agreement dated as of December 19, 2014 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 22, 2014)

10.29	Lender Joinder Agreement dated as of November 26, 2012 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 26, 2012)

10.30
Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.31
Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.32
Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.33	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

Exhibit No.	Exhibit
10.34
Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.35*	Amendment No. 4 dated November 1, 2013 to the Receivables Purchase Agreement

10.36
Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

10.37†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.38†
Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.39†	Separation Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.40†	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.41†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.42†	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.43†
Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.44†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

10.45†
Separation Agreement effective December 7, 2012 between Keith W.F. Bradley and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2012)

10.46†	Amendment to Separation Agreement with Keith W.F. Bradley (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2013)

10.47†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

10.48†	Offer Letter to Paul Read dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2013)

10.49*†	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan effective as of January 1, 2013

10.50
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of March 12, 2014) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q filed April 24, 2014)

10.51	Offer Letter to Shailendra Gupta dated February 6, 2014 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q files April 24, 2014)

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Exhibit
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.2†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

99.3†
Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010, the “December 2010 8-K”)

99.4†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to the December 2010 8-K)

99.5†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to the December 2010 8-K)

99.6†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to the December 2010 8-K)

99.7†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to the December 2010 8-K)

99.8†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to the December 2010 8-K)

99.9†	Compensation Agreement — Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to the December 2010 8-K)

99.10†	Compensation Agreement — Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.11 to the 2011 10-K)

99.11†	Compensation Agreement — Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.12 to the 2011 10-K)

99.12†	Compensation Agreement — Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to the December 2008 8-K)

99.13†	Compensation Agreement — Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to the 2011 10-K)

99.14†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to the 2010 10-K)

99.15†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to the 2010 10-K)

99.16†	Compensation Agreement — Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to the 2010 10-K)

99.17†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to the 2010 10-K)

99.18†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.19 to the 2011 10-K)

99.19†	Compensation Agreement — Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to the 2010 10-K)

99.20	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to the 2009 10-K)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit No.	Exhibit
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
February 26, 2015
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Alain Monié	Chief Executive Officer; Director (Principal Executive Officer)	February 26, 2015
Alain Monié

/s/ William D. Humes	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
William D. Humes

/s/ Dale R. Laurance	Chairman of the Board	February 26, 2015
Dale R. Laurance

/s/ Howard I. Atkins	Director	February 26, 2015
Howard I. Atkins

/s/ David A. Barnes	Director	February 26, 2015
David A. Barnes

/s/ Leslie S. Heisz	Director	February 26, 2015
Leslie S. Heisz

/s/ John R. Ingram	Director	February 26, 2015
John R. Ingram

/s/ Linda Fayne Levinson	Director	February 26, 2015
Linda Fayne Levinson

/s/ Scott A. McGregor	Director	February 26, 2015
Scott A. McGregor

/s/ Carol G. Mills	Director	February 26, 2015
Carol G. Mills

/s/ Wade Oosterman	Director	February 26, 2015
Wade Oosterman

/s/ Joe B. Wyatt	Director	February 26, 2015
Joe B. Wyatt

EXHIBIT INDEX

Exhibit No.	Exhibit

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

4.3
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4
Indenture, dated August 10, 2012 between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.5
Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.6
Officer’s Certificate dated December 15, 2014, pursuant to Sections 2.02 and 11.04 of the Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 15, 2014)

10.1†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011, the “December 2011 8-K”)

10.2†
Compensation Plan — First Amendment to the Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.3†
Amended and Restated Compensation Policy for Members of the Board of Directors (as amended September 17, 2013) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed September 19, 2013)

10.4†
Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008, the “December 2008 8-K”)

10.5†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan (“401K Plan”) (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

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

10.27	Amendment No. 1 to Credit Agreement dated as of August 15, 2013 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 16, 2013)

10.28	Amendment No. 2 to Credit Agreement dated as of December 19, 2014 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 22, 2014)

10.29	Lender Joinder Agreement dated as of November 26, 2012 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 26, 2012)

10.30
Receivables Purchase Agreement dated April 26, 2010 (the “Receivables Purchase Agreement”) among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010, the “April 2010 8-K”)

10.31
Receivables Sale Agreement dated April 26, 2010 (the “Receivables Sale Agreement”) among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to the April 2010 8-K)

10.32
Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.33	Amendment No. 2 dated December 16, 2011 to the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.34
Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.35*	Amendment No. 4 dated November 1, 2013 to the Receivables Purchase Agreement

10.36
Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

10.37†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the September 2010 8-K)

10.38†
Employment Offer Letter for Gregory M.E. Spierkel dated April 7, 2005 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010, the “Q1 2010 10-Q”)

10.39†	Separation Agreement with Gregory Spierkel (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.40†	Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to the Q1 2010 10-Q)

10.41†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2012)

10.42†	Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to the Q1 2010 10-Q)

10.43†
Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.44†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

10.45†
Separation Agreement effective December 7, 2012 between Keith W.F. Bradley and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2012)

10.46†	Amendment to Separation Agreement with Keith W.F. Bradley (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2013)

10.47†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the December 2011 8-K)

10.48†	Offer Letter to Paul Read dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2013)

10.49*†	Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan effective as of January 1, 2013

10.50
Compensation Program - Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of March 12, 2014) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q filed April 24, 2014)

10.51	Offer Letter to Shailendra Gupta dated February 6, 2014 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q files April 24, 2014)

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to the December 2011 8-K)

99.2†	Compensation Agreement — Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to the December 2008 8-K)

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