Form 10-Q
period 2015-04-04
INGRAM MICRO INC
filed 2015-05-05
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 156,263,977 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 4, 2015.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$509,883	$692,777
Trade accounts receivable (less allowances of $65,066 and $70,716 at April 4, 2015 and January 3, 2015, respectively)	5,015,639	6,115,328
Inventory	4,252,845	4,145,012
Other current assets	609,549	532,406
Total current assets	10,387,916	11,485,523
Property and equipment, net	439,290	432,430
Goodwill	553,802	532,483
Intangible assets, net	340,161	318,689
Other assets	52,495	62,318
Total assets	$11,773,664	$12,831,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,558,643	$6,522,369
Accrued expenses	501,854	542,038
Short-term debt and current maturities of long-term debt	158,589	372,026
Total current liabilities	6,219,086	7,436,433
Long-term debt, less current maturities	1,256,978	1,096,889
Other liabilities	123,871	132,295
Total liabilities	7,599,935	8,665,617
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 193,613 and 193,563 shares issued and 156,264 and 156,214 shares outstanding at April 4 2015, and January 3, 2015, respectively	1,936	1,935
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,467,335	1,461,705
Treasury stock, 37,349 and 37,349 shares at April 4, 2015 and January 3, 2015, respectively	(636,382)	(636,493)
Retained earnings	3,371,453	3,328,178
Accumulated other comprehensive income (loss)	(30,613)	10,501
Total stockholders’ equity	4,173,729	4,165,826
Total liabilities and stockholders’ equity	$11,773,664	$12,831,443
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net sales	$10,644,426	$10,383,989
Cost of sales	10,026,965	9,773,409
Gross profit	617,461	610,580
Operating expenses:
Selling, general and administrative	499,775	489,644
Amortization of intangible assets	15,931	14,152
Reorganization costs	4,040	38,424
	519,746	542,220
Income from operations	97,715	68,360
Other expense (income):
Interest income	(458)	(1,425)
Interest expense	22,158	19,322
Net foreign exchange loss (gain)	7,538	1,588
Other	3,462	4,983
	32,700	24,468
Income before income taxes	65,015	43,892
Provision for income taxes	21,740	19,059
Net income	$43,275	$24,833
Basic earnings per share	$0.28	$0.16
Diluted earnings per share	$0.27	$0.16
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)
(Unaudited)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net income	$43,275	$24,833
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(41,114)	(4,974)
Other comprehensive loss, net of tax	(41,114)	(4,974)
Comprehensive income	$2,161	$19,859
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$43,275	$24,833
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	37,321	34,219
Stock-based compensation	6,514	7,886
Excess tax benefit from stock-based compensation	(59)	(2,210)
Gain on sale of property and equipment	(62)	—
Noncash charges for interest and bond discount amortization	792	587
Deferred income taxes	19,653	4,526
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	1,070,791	896,266
Inventory	(132,717)	(184,173)
Other current assets	(83,217)	(107,723)
Accounts payable	(695,593)	(985,564)
Change in book overdrafts	(136,837)	32,255
Accrued expenses	(70,890)	(147,332)
Cash provided (used) by operating activities	58,971	(426,430)
Cash flows from investing activities:
Capital expenditures	(21,767)	(22,320)
Sale of marketable securities, net	—	(50)
Proceeds from sale of property and equipment	111	—
Cost-based investment	—	(10,000)
Acquisitions, net of cash acquired	(88,561)	—
Cash used by investing activities	(110,217)	(32,370)
Cash flows from financing activities:
Proceeds from exercise of stock options	704	23,014
Excess tax benefit from stock-based compensation	59	2,210
Net proceeds from (repayments of) revolving credit facilities	(123,676)	173,075
Cash provided (used) by financing activities	(122,913)	198,299
Effect of exchange rate changes on cash and cash equivalents	(8,735)	10,622
Decrease in cash and cash equivalents	(182,894)	(249,879)
Cash and cash equivalents, beginning of period	692,777	674,390
Cash and cash equivalents, end of period	$509,883	$424,511
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)

Note 1 – Organization and Basis of Presentation
Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products, supply chain services and mobile device lifecycle services worldwide. Ingram Micro Inc. and its subsidiaries operate in North America; Europe; Asia-Pacific (which includes Middle East and Africa); and Latin America.
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of April 4, 2015, our consolidated results of operations and comprehensive income for the thirteen weeks ended April 4, 2015 and March 29, 2014 and our consolidated cash flows for the thirteen weeks ended April 4, 2015 and March 29, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2015. The consolidated results of operations for the thirteen weeks ended April 4, 2015 may not be indicative of the consolidated results of operations that can be expected for the full year.
Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific and Latin America. In the fourth quarter of 2012, we acquired BrightPoint Inc., or BrightPoint, a global leader in providing devices lifecycle services to the wireless industry, and added this as a reportable segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, discrete financial information for the legacy BrightPoint operations is no longer available and, therefore, we have included the results of BrightPoint into our geographic segments of North America, Europe, Asia-Pacific and Latin America, beginning in the second quarter of 2014. As a result, we have retrospectively reclassified the segment information included in Note 11 to conform to the new presentation. The measure of segment profit is income from operations.
Book Overdrafts
Book overdrafts of $263,486 and $400,323 as of April 4, 2015 and January 3, 2015, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of April 4, 2015 and January 3, 2015, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At April 4, 2015 and January 3, 2015, we had a total of $220,057, and $276,808, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $1,320 and $956 incurred for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Share Repurchase Program
Our Board of Directors has authorized a $400,000 share repurchase program that expires on October 27, 2015, of which $124,095 was remaining for repurchase at April 4, 2015. Under this program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 4). We did not repurchase shares during the thirteen weeks ended April 4, 2015. Our treasury stock issuance activity for the thirteen weeks ended April 4, 2015 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at January 3, 2015	37,349	$17.04	$636,493
Issuance of Class A Common Stock	—	16.77	(111)
Cumulative balance of treasury stock at April 4, 2015	37,349	$17.04	$636,382

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
The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net income	$43,275	$24,833
Weighted average shares	156,244	154,771
Basic EPS	$0.28	$0.16
Weighted average shares, including the dilutive effect of stock-based awards (3,959 and 4,229 for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively)	160,203	159,000
Diluted EPS	$0.27	$0.16

There were approximately 2,083 and 1,466 stock-based awards for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 4 – Stock-Based Compensation
We currently have a single stock incentive plan, the 2011 Incentive Plan, amended during the second quarter of 2013, for the granting of equity-based incentive awards. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital, total shareholder return, income from operations as a percent of revenue and income before tax. Awards granted under the 2011 Incentive Plan were as follows:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Stock options granted (a)	—	61
Restricted stock and restricted stock units granted (a)	18	87

Stock-based compensation expense	$6,514	$7,886
Related income tax benefit	$2,181	$2,706

Exercised stock options	38	546
Vested restricted stock and/or restricted stock units (b)	15	427
(a) As of April 4, 2015, approximately 13,277 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
(b) Includes 0 and 247 shares, for thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.
Note 5 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	April 4, 2015	January 3, 2015	April 4, 2015	January 3, 2015
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$1,630,482	$1,863,626	$39,420	$31,213
Accrued expenses
Foreign exchange contracts	634,562	450,352	(8,008)	(1,793)
Total	$2,265,044	$2,313,978	$31,412	$29,420

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
The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign exchange loss (gain) as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014

Net gain (loss) recognized in earnings	$103,723	$(14,667)

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
As of April 4, 2015, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	April 4, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$266	$266	$—	$—
Marketable trading securities (a)	52,857	52,857	—	—
Derivative assets	39,420	—	39,420	—
Total assets at fair value	$92,543	$53,123	$39,420	$—

Liabilities:
Derivative liabilities	$8,008	$—	$8,008	$—
Contingent consideration	7,096	—	—	7,096
Total liabilities at fair value	$15,104	$—	$8,008	$7,096

(a)	Included in other current assets in our consolidated balance sheet.
As of January 3, 2015, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	January 3, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$90	$90	$—	$—
Marketable trading securities (a)	56,616	56,616	—	—
Derivative assets	31,213	—	31,213	—
Total assets at fair value	$87,919	$56,706	$31,213	$—

Liabilities:
Derivative liabilities	$1,793	$—	$1,793	$—
Contingent consideration	7,647	—	—	7,647
Total liabilities at fair value	$9,440	$—	$1,793	$7,647

(a)	Included in other current assets in our consolidated balance sheet.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	April 4, 2015
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$323,291	$—	$323,291	$—	$300,000
Senior unsecured notes, 5.00% due 2022	319,328	—	319,328	—	298,679
Senior unsecured notes, 4.95% due 2024	520,273	—	520,273	—	498,299
	$1,162,892	$—	$1,162,892	$—	$1,096,978

	January 3, 2015
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$323,527	$—	$323,527	$—	$300,000
Senior unsecured notes, 5.00% due 2022	314,954	—	314,954	—	298,634
Senior unsecured notes, 4.95% due 2024	499,923	—	499,923	—	498,255
	$1,138,404	$—	$1,138,404	$—	$1,096,889

Note 7 – Acquisitions, Goodwill and Intangible Assets

On February 27, 2015, we acquired 97.5% of the outstanding shares of Anovo Expansion SAS ("Anovo"), a leading global provider of device lifecycle services for a payment of $68,123, net of cash acquired, plus assumption of debt of $32,486. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were $41,200 to acquired intangible assets, and $33,359 to goodwill. The identifiable intangible assets primarily consist of developed technology, trade name and customer relationships. The goodwill recognized in connection with these acquisitions is primarily attributable to the assembled workforce. As of April 4, 2015, we recorded minority interest of $1,391 in other liabilities on the consolidated balance sheet for the remaining 2.5% of the outstanding shares.

On March 16, 2015, we acquired all of the outstanding shares of Tech Data Peru S.A.C. and Tech Data Chile S.A. for a payment of $12,588, net of cash acquired, plus the assumption of debt of $43,658. The consideration paid reflects the fair value of net tangible assets, which primarily consist of accounts receivable, inventory and accounts payable. The purchase price is subject to a true up, if necessary, relating to the final closing balance sheet.

The acquired entities have been included in our consolidated results of operations since the respective acquisition dates. Pro forma results of operations have not been presented for the 2015 acquisitions because the historical results of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

During the three months ended April 4, 2015, we acquired an additional 19% of the outstanding shares of Armada Computer Systems for $7,850. As of April 4, 2015, we owned 77% of the outstanding shares, and we recorded minority interest of $10,114 in other liabilities on the consolidated balance sheet for the remaining 23% of the outstanding shares.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 3 to 10 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	April 4, 2015	January 3, 2015
Gross carrying amount of finite-lived intangible assets	$521,282	$488,753
Net carrying amount of finite-lived intangible assets	$340,161	$318,689

Note 8 – Reorganization Costs
2015 and 2014 Actions
On February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involved aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources, and de-layering and simplifying the organization.
As a result of the organizational effectiveness program and continued acquisition integration activities, we recognized reorganization charges of $4,040 and $38,424 for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, primarily related to employee termination benefits.
2013 and Prior Actions
In 2013, we incurred net reorganization costs primarily relating to a number of key initiatives, including: (a) the integration of BrightPoint operations into Ingram Micro, resulting in headcount reductions and the closure of certain BrightPoint facilities, and the exit of a portion of our Australian offices in Asia-Pacific; (b) headcount reductions in Europe and Asia-Pacific to respond to the current market environment, and (c) the transition of certain transaction-oriented service and support functions to shared service centers.
A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended April 4, 2015 and March 29, 2014, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended April 4, 2015
North America		$789	$33	$822	$—	$822
Europe		1,958	221	2,179	—	2,179
Asia-Pacific		511		511	—	511
Latin America		29	499	528	—	528
Total	71	$3,287	$753	$4,040	$—	$4,040

Thirteen weeks ended March 29, 2014
North America		$6,432	$—	$6,432	$—	$6,432
Europe		30,320	—	30,320	(36)	30,284
Asia-Pacific		1,354	—	1,354	(115)	1,239
Latin America		469	—	469	—	469
Total	746	$38,575	$—	$38,575	$(151)	$38,424

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2015 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at January 3, 2015	Expenses (Income), Net	Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at April 4, 2015
2015 and 2014 Reorganization actions
Employee termination benefits	$24,296	$3,287	$(11,667)	$(2,053)	$13,863
Facility and other costs	—	753	(33)	—	720
Subtotal	24,296	4,040	(11,700)	(2,053)	14,583	(a)
2013 and prior reorganization actions
Employee termination benefits	118	—	(84)	(9)	25
Facility and other costs	2,496	—	(230)	(106)	2,160
Subtotal	2,614	—	(314)	(115)	2,185	(b)
	$26,910	$4,040	$(12,014)	$(2,168)	$16,768

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2015.

(b)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	April 4, 2015	January 3, 2015
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,701 and $1,745, respectively	$498,299	$498,255
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,321 and $1,366, respectively	298,679	298,634
Senior unsecured notes, 5.25% due 2017	300,000	300,000
North America revolving trade accounts receivable-backed financing program	160,000	185,000
Lines of credit and other debt	158,589	187,026
	1,415,567	1,468,915
Short-term debt and current maturities of long-term debt	(158,589)	(372,026)
	$1,256,978	$1,096,889

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended April 4, 2015 was 33.4% compared to 43.4% for the thirteen weeks ended March 29, 2014. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets. Our effective tax rate for the thirteen weeks ended April 4, 2015 decreased by ten percentage points over the effective tax rate for the thirteen weeks ended March 29, 2014 primarily due to a disproportionate amount of reorganization costs recorded in the first quarter of 2014 relative to the full year forecasted amount.
The thirteen weeks ended April 4, 2015 included net discrete benefits of approximately $609 which represents 0.9 percentage point of the effective tax rate.
The thirteen weeks ended March 29, 2014 included net discrete benefits of approximately $1,991, or 4.5 percentage points of the effective tax rate, which primarily related to positive adjustments to certain deferred tax asset balances.
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
At April 4, 2015, we had gross unrecognized tax benefits of $28,714 compared to $30,372 at January 3, 2015, representing a net decrease of $1,658 during the thirteen weeks ended April 4, 2015. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $7,004 and $7,625 at April 4, 2015 and January 3, 2015, respectively.
Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the IRS and other tax authorities. The IRS has concluded its examinations of tax years prior to tax year 2012. It is possible that within the next twelve months, ongoing tax examinations in the United States and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 11 – Segment Information
Geographic areas in which we operate include North America (the United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, Egypt, India, Indonesia, Israel, Lebanon, Malaysia, New Zealand, Singapore, South Africa, Thailand, Turkey, and United Arab Emirates) and Latin America (Brazil, Chile, Colombia, Mexico, Peru and our Latin American export operations in Miami). See the discussion of the change in our reportable segments in Note 1.
We do not allocate stock-based compensation recognized (see Note 4) to our operating segments; therefore, we are reporting this as a separate amount.
Financial information by reporting segment is as follows:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net sales
North America	$4,441,607	$4,142,097
Europe	3,074,297	3,459,288
Asia-Pacific	2,544,210	2,289,139
Latin America	584,312	493,465
Total	$10,644,426	$10,383,989
Income from operations
North America	$54,300	$61,714
Europe	6,920	(11,206)
Asia-Pacific	31,627	16,748
Latin America	11,382	8,990
Stock-based compensation expense	(6,514)	(7,886)
Total	$97,715	$68,360
Capital expenditures
North America	$16,186	$18,674
Europe	2,686	2,021
Asia-Pacific	2,339	1,349
Latin America	556	276
Total	$21,767	$22,320
Depreciation
North America	$15,490	$13,638
Europe	2,759	3,659
Asia-Pacific	2,716	2,414
Latin America	425	356
Total	$21,390	$20,067
Amortization of intangible assets
North America	$10,472	$9,712
Europe	3,299	2,829
Asia-Pacific	1,958	1,405
Latin America	202	206
Total	$15,931	$14,152

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segment is as follows:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Integration, transition and other costs (a)
North America	$4,834	$101
Europe	1,286	509
Asia-Pacific	1,369	1,377
Latin America	—	—
Total	$7,489	$1,987
(a) Costs are primarily related to professional, consulting and integration costs associated with our acquisitions, as well as consulting, retention and transition costs associated with our organizational effectiveness program charged to selling, general and administrative, or SG&A, expenses. Also included is a gain of $6,600 related to the final settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in North America in the first quarter of 2014.

For a segment breakdown of reorganization costs, refer to Note 8.

	As of
	April 4, 2015	January 3, 2015
Identifiable assets
North America	$5,445,884	$5,899,901
Europe	3,186,980	3,599,400
Asia-Pacific	2,369,814	2,564,273
Latin America	770,986	767,869
Total	$11,773,664	$12,831,443
Long-lived assets
North America	$551,807	$561,809
Europe	142,056	105,913
Asia-Pacific	73,570	76,177
Latin America	12,018	7,220
Total	$779,451	$751,119

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	April 4, 2015		March 29, 2014
Net sales:
United States	$4,112,128	39%	$3,735,851	36%
Outside of the United States	6,532,298	61%	6,648,138	64%
Total	$10,644,426	100%	$10,383,989	100%

			As of
			April 4, 2015	January 3, 2015
Long-lived assets:
United States			$530,663	$493,475
Outside of the United States			248,788	257,644
Total			$779,451	$751,119

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($4,037 at April 4, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($9,244 at April 4, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($8,247 at April 4, 2015 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($5,049 at April 4, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($951 at April 4, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($476 at April 4, 2015 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($3,406 at April 4, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($1,703 at April 4, 2015 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at April 4, 2015 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments for these matters could be imposed in an amount up to Brazilian Reais 250,678 ($79,600 at April 4, 2015 exchange rates). We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $9,464. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in accrued expenses.

Note 13 - New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have a material impact on our financial position.
In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement", which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have a material impact on our financial position, results of operations, or cash flows.
Note 14 - Subsequent Events
At April 4, 2015, we had a revolving trade accounts receivable-backed financing program in North America which provided for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018.  Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. In connection with this extension, the outstanding borrowing under this financing program of $160,000 at April 4, 2015 was included in long-term debt on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Exchange Act, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements, and may include, but are not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; deployment of enterprise systems; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; acquisitions and integration costs and benefits to our business; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015, as filed with the Securities and Exchange Commission. These factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. We disclaim any duty to update any forward-looking statements.

Overview of Our Business
Ingram Micro helps businesses realize the promise of technology by delivering a full spectrum of global technology and supply chain services to businesses around the world. Ingram Micro's global infrastructure and deep expertise in technology solutions, supply chain, cloud and mobility help to enable its business partners to operate efficiently and successfully in the markets they serve. We are the largest wholesale technology distributor and a global leader in IT supply-chain and mobile device lifecycle services based on revenues. We offer a broad range of IT products and supply chain solutions and help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. We continue to monitor and refine our pricing strategies, inventory management processes and vendor program processes to respond to and mitigate the impact of these factors. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.
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
To further enhance our ability to innovate and respond to market needs with greater speed and efficiency, in February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involved aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources, and de-layering and simplifying the organization.

Management's Discussion and Analysis Continued

These alignment and de-layering programs have generated in excess of $80,000 in annual cost savings compared to the 2013 fiscal year. We have incurred reorganization as well as transition and other related costs aggregating $4,572 for the thirteen weeks ended April 4, 2015, which includes $3,287 related to employee termination benefits associated with this program and $1,285 of transition and integration costs. In addition, we are taking actions globally to further streamline our cost structure. These actions are expected to result in annualized savings of approximately $100,000 in 2016 while one-time costs associated with these actions are expected to be in a similar range.
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
We sell finished products purchased from many vendors but generated approximately 15% of our consolidated net sales for the thirteen weeks ended April 4, 2015, and approximately 16% of our consolidated net sales for the thirteen weeks ended March 29, 2014 from products purchased from Hewlett-Packard Company. We generated approximately 12% of our consolidated net sales for the thirteen weeks ended April 4, 2015, and approximately 11% of our consolidated net sales for the thirteen weeks ended March 29, 2014 from products purchased from Apple Inc.
Historically, our reporting units coincided with the geographic operating segments of our IT product distribution business, including North America, Europe, Asia-Pacific, and Latin America. In the fourth quarter of 2012, we acquired BrightPoint Inc., or BrightPoint, a global leader in providing devices lifecycle services to the wireless industry, and added this as a reporting segment. Since the acquisition of BrightPoint, we have continued to integrate the BrightPoint operations into our existing infrastructure, including distribution centers, offices, ERP systems and shared service centers. As we approach completion of this integration, discrete financial information for the legacy BrightPoint operations is no longer available and, therefore, we have included the results of BrightPoint into our geographic segments, of North America, Europe, Asia-Pacific and Latin America, beginning in the second quarter of 2014. As a result, we have retrospectively reclassified the consolidated financial statements to conform to the new presentation. The measure of segment profit is income from operations.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended April 4, 2015 Compared to the Thirteen Weeks Ended March 29, 2014

	Thirteen Weeks Ended				Change - Increase (Decrease)
	April 4, 2015		March 29, 2014		Amount	Percentage
Net sales by reporting segment
North America	$4,441,607	42%	$4,142,097	40%	$299,510	7.2%
Europe	3,074,297	29	3,459,288	33	(384,991)	(11.1)
Asia-Pacific	2,544,210	24	2,289,139	22	255,071	11.1
Latin America	584,312	5	493,465	5	90,847	18.4
Total	$10,644,426	100%	$10,383,989	100%	$260,437	2.5%

	Thirteen Weeks Ended				Change - Increase (Decrease)
	April 4, 2015		March 29, 2014		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$54,300	1.22%	$61,714	1.49%	$(7,414)	(0.27)%
Europe	6,920	0.23	(11,206)	(0.32)	18,126	0.55
Asia-Pacific	31,627	1.24	16,748	0.73	14,879	0.51
Latin America	11,382	1.95	8,990	1.82	2,392	0.13
Stock-based compensation expense	(6,514)	—	(7,886)	—	1,372	—
Total	$97,715	0.92%	$68,360	0.66%	$29,355	0.26%

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net sales	100.00%	100.00%
Cost of sales	94.20	94.12
Gross profit	5.80	5.88
Operating expenses:
Selling, general and administrative	4.70	4.71
Amortization of intangible assets	0.15	0.14
Reorganization costs	0.04	0.37
Income from operations	0.92	0.66
Other expense, net	0.31	0.24
Income before income taxes	0.61	0.42
Provision for income taxes	0.20	0.18
Net income	0.41%	0.24%

Management's Discussion and Analysis Continued

The 2.5% increase in our consolidated net sales for the thirteen weeks ended April 4, 2015, or first quarter of 2015, compared to the thirteen weeks ended March 29, 2014, or first quarter of 2014, largely reflected growth in North America, Asia-Pacific and Latin America, partially offset by the decline in Europe's revenues which was driven entirely by currency translation as foreign currencies weakened significantly against the U.S. dollar versus last year. Our acquisitions of Armada, Anovo and distribution businesses in Chile and Peru contributed approximately one percentage point of growth. The translation of foreign currencies relative to the U.S. dollar had a negative impact on our consolidated net sales of approximately eight percentage points.
The 7.2% increase in North American net sales in the first quarter of 2015 compared to the first quarter of 2014 was primarily driven by strength in our mobility business, particularly in the Verizon Wireless channel market, as well as modest local currency growth in technology solutions, with continued solid performance in advanced solutions, led by strong networking sales. We continue to gain traction in our Cloud and supply chain solutions businesses, although from a small base currently.
The 11.1% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 18 percentage points. Our acquisition of Anovo contributed approximately one percentage point of growth. France, Sweden, Italy, Austria, and Switzerland all delivered double-digit growth in local currencies while Germany was relatively flat as the consumer business slowed as expected following strong fourth quarter sales. Mobility handset sales were strong in the region, related primarily to a new product launch. Technology and other solution sales were up low single digits in local currency, benefiting in part from strong networking sales.
The 11.1% increase in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately four percentage points. Our acquisition of Armada contributed approximately four percentage points of growth. India and Australia generated double-digit growth in local currencies driven by robust personal computer sales, solid performance in advanced solutions, and strong demand for smartphones. System sales continued to be soft in China, but the country delivered mid-single digit growth, benefiting from strength in consumer focused product lines. Our Middle East business delivered solid growth supported by strong advance solution sales.
The 18.4% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 11 percentage points. Our recent acquisitions of distribution businesses in Peru and Chile and the addition of Anovo contributed a total of approximately five percentage points of growth. Mexico saw strength broadly, including small-to-medium sized business, consumer and commercial markets, with solid advanced solutions sales, particularly in networking.  Miami Export also delivered double digit growth, driven in-part by strong smartphone and personal computer sales.  Brazil continued to deliver solid growth, with particular strength in advanced solutions and data-capture/point of sales products.
Gross profit margin decreased by eight basis points, in the first quarter of 2015 compared to the first quarter of 2014, driven by a greater mix of lower margin mobility handset sales and lower than anticipated resale pricing of returned handsets into the secondary market in North America, partially offset by the benefit of the higher margin Anovo business.
Total selling, general and administrative expenses, or SG&A expenses, increased $10,131, or 2.1%, in the first quarter of 2015 compared to the first quarter of 2014. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $20,000, costs associated with growth in our cloud and supply chain solutions businesses, variable costs associated with the increased volume of sales, and further organic investment in higher value businesses; partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $35,000 and savings from the implementation of our organizational effectiveness program. In addition, the prior year quarter included a net benefit of approximately $6,600 or six basis points of consolidated net sales, relating to the receipt from a LCD flat panel display class action settlement.
Amortization of intangible assets increased $1,779 in the first quarter of 2015 compared to the first quarter of 2014 due to our recent acquisitions.
During the first quarters of 2015 and 2014, we incurred net reorganization costs of $4,040 and $38,424, respectively, primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 8 to our consolidated financial statements).

Management's Discussion and Analysis Continued

Operating margin in the first quarter of 2015 increased 26 basis points compared to the first quarter of 2014, primarily reflecting reorganization, integration and transition charges of $11,529, or 11 basis points, in the current period, compared to $40,411 or 39 basis points in the prior year. The prior year quarter also included a net benefit of $6,600 or six basis points of net sales related to the LCD flat panel display class action settlement.
The decrease in North American operating margin in the first quarter of 2015 compared to the first quarter of 2014 reflects the prior year benefit of the impact of the LCD class action settlement of $6,600, or 16 basis points of North American net sales as well as a greater mix of lower margin sales, including lower than expected pricing on the sale of handsets with certain Verizon channel customers into the secondary markets. In addition, continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and supply chain solutions businesses also contributed to the margin decline. Offsetting these declines, reorganization, integration, transition and acquisition-related charges were $5,656, or 13 basis points of North American net sales, in the current period while the prior year included reorganization, integration, transition and acquisition-related charges of $13,133, or 32 basis points of North American net sales.
The increase in our European operating margin in the first quarter of 2015 compared to the first quarter of 2014 primarily reflects charges of $3,465, or 11 basis points of European net sales, for reorganization, integration and transition costs incurred in connection with our organizational effectiveness program and the integration of BrightPoint, compared to charges of $30,793 or 89 basis points in the prior year. Gross margins improved in our technology solutions business and the region realized incremental benefits from our organizational effectiveness program. However, these benefits were reduced by strategic investments in our European mobility, cloud and supply chain solutions capabilities in the region.
Our Asia-Pacific operating margin increased in the first quarter of 2015 compared to the first quarter of 2014 and operating income increased by $14,879 with the majority of countries delivering strong improvements over the prior year largely due to a better mix of products in our technology solutions business, including more advanced solution sales in the Middle East, and increased profitability in supply chain services.
The increase in our Latin American operating margin in the first quarter of 2015 compared to the first quarter of 2014 reflects an improvement in the mix of higher margin technology solutions sales, including our advance solutions business, as well as solid operating leverage in the quarter.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $32,700 in the first quarter of 2015 compared to $24,468 in the first quarter of 2014. The year-over-year increase is primarily attributable to a foreign currency exchange loss of $3,658 recorded in our Pan European purchasing entity in the current year compared to a gain of $1,722 in this entity in the prior year, as well as incremental interest expense due to higher average interest rates as a result of the December 2014 issuance of $500,000 of 4.95% senior unsecured notes due 2024, as well as an increase in average debt outstanding, to fund working capital to support our growth and recent acquisitions.
We recorded an income tax provision of $21,740, or an effective tax rate of 33.4%, in the first quarter of 2015 compared to $19,059, or an effective tax rate of 43.4%, in the first quarter of 2014. The current quarter income tax provision includes the net negative impact of approximately 4 percentage points related to the intercompany sale of an intangible asset, which is a continuation of our efforts to restructure and better align our business with future growth opportunities. The prior year income tax provision included the negative impact of approximately 13 percentage points related to restructuring charges recorded in jurisdictions where there was no tax benefit realized. We currently expect our full year 2015 effective tax rate to be approximately 30%, without inclusion of the income tax provision associated with the intercompany sale of the aforementioned intangible asset. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

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

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreases in cash flows from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. The following is a detailed discussion of our cash flows for the first three months of 2015 and 2014.
Operating activities provided net cash of $58,971 in the first three months of 2015 compared to net cash used of $426,430 in the first three months of 2014. The net cash provided from operations in the first three months of 2015 largely reflects the lower working capital required for the seasonally lower volume of business in the first quarter offset by the unfavorable impact of the changes in working capital days compared to the 2014 year end, which reflects seasonally slower movement of inventories in the first quarter and investments in our recent acquisitions. Cash provided by operations in 2015 improved significantly compared to cash used in 2014 largely due to a greater seasonal decline in sales volume in 2015.

Management's Discussion and Analysis Continued

Investing activities used net cash of $110,217 in the first three months of 2015 compared to $32,370 in the first three months of 2014. The increase in cash used by investing activities is primarily driven by our acquisitions in the first three months of 2015.
Financing activities used net cash of $122,913 in the first three months of 2015 compared to net cash provided of $198,299 in the first three months of 2014. The net cash used by financing activities in the first three months of 2015 primarily reflects net repayments of our revolving credit facilities. The net cash provided by financing activities in the first three months of 2014 primarily reflects the net proceeds of $173,075 from our revolving credit facilities as well as the proceeds of $23,014 from exercise of stock options.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,697,606, of which $1,415,567 was outstanding, at April 4, 2015. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $509,883 and $692,777 at April 4, 2015 and January 3, 2015, respectively, of which $411,960 and $432,332, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of April 4, 2015 and January 3, 2015, we had book overdrafts of $263,486 and $400,323 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.
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
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semi-annually in arrears on June 15 and December 15. At April 4, 2015 and January 3, 2015, our senior secured notes due 2024 had a carrying value of $498,299 and $498,255, respectively, net of unamortized discount of $1,701 and $1,745, respectively.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At April 4, 2015 and January 3, 2015, our senior unsecured notes due 2022 had a carrying value of $298,679 and $298,634, respectively, net of unamortized discount of $1,321 and $1,366, respectively.
At April 4, 2015 and January 3, 2015, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year.
These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.

Management's Discussion and Analysis Continued

We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018.  Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $160,000 and $185,000 at April 4, 2015 and January 3, 2015, respectively, under this North American financing program.
We also have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific as follows:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $115,196 at April 4, 2015 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $49,370 at April 4, 2015 exchange rates, maturing in May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $122,160 at April 4, 2015 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at April 4, 2015 or January 3, 2015 under any of these three financing programs.
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
At April 4, 2015, our actual aggregate capacity under these programs was approximately $923,159 based on eligible trade accounts receivable available, of which $160,000 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At April 4, 2015, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,472,122.
We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at April 4, 2015 or January 3, 2015 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At April 4, 2015 and January 3, 2015, letters of credit of $8,885and $12,141, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $1,138,904 at April 4, 2015. Most are on an uncommitted basis and are reviewed periodically for renewal. At April 4, 2015 and January 3, 2015, respectively, we had $158,589 and $187,026 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.0% and 6.9% per annum at April 4, 2015 and January 3, 2015, respectively. At April 4, 2015 and January 3, 2015, letters of credit totaling $34,785 and $37,195, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 other than those noted in this “Capital Resources” section.

Management's Discussion and Analysis Continued

Covenant Compliance
We must comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock we can repurchase annually. At April 4, 2015, we were in compliance with all material covenants or other material requirements in our trade accounts receivable-backed programs, senior unsecured notes due 2017, 2022 and 2024, revolving unsecured credit facility and other credit agreements, as discussed above.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At April 4, 2015 and January 3, 2015, we had a total of $220,057 and $276,808, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the first three months of 2015 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2015.
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

Part II. Other Information
Unless otherwise indicated, currency amounts in Part II are stated in thousands.

Item 1. Legal Proceedings
Our Brazilian subsidiary has received a number of tax assessments including the following: (1) a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($4,037 at April 4, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002; (2) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($9,244 at April 4, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($8,247 at April 4, 2015 exchange rates) of associated penalties; (3) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,900 ($5,049 at April 4, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (4) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($951 at April 4, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($476 at April 4, 2015 exchange rates) of associated penalties; and (5) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,725 ($3,406 at April 4, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,362 ($1,703 at April 4, 2015 exchange rates) of associated penalties. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against the 2005 Federal import tax assessment, we continue to maintain a reserve for the full tax amount assessed at April 4, 2015 in item (1) above. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments for these matters could be imposed in an amount up to Brazilian Reais 250,678 ($79,600 at April 4, 2015 exchange rates). We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable
Item 5. Other Information

None.

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
May 4, 2015

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