Form 10-Q
period 2015-07-04
INGRAM MICRO INC
filed 2015-07-31
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 155,821,658 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 4, 2015.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	July 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$766,492	$692,777
Trade accounts receivable (less allowances of $69,273 and $70,716 at July 4, 2015 and January 3, 2015, respectively)	4,921,884	6,115,328
Inventory	3,796,176	4,145,012
Other current assets	646,761	532,406
Total current assets	10,131,313	11,485,523
Property and equipment, net	333,756	432,430
Goodwill	555,927	532,483
Intangible assets, net	328,678	318,689
Other assets	64,235	62,318
Total assets	$11,413,909	$12,831,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,464,524	$6,522,369
Accrued expenses	565,012	542,038
Short-term debt and current maturities of long-term debt	86,204	372,026
Total current liabilities	6,115,740	7,436,433
Long-term debt, less current maturities	1,097,102	1,096,889
Other liabilities	124,373	132,295
Total liabilities	7,337,215	8,665,617
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 194,698 and 193,563 shares issued and 155,822 and 156,214 shares outstanding at July 4, 2015 and January 3, 2015, respectively	1,947	1,935
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,470,551	1,461,705
Treasury stock, 38,876 and 37,349 shares at July 4, 2015 and January 3, 2015, respectively	(678,208)	(636,493)
Retained earnings	3,337,160	3,328,178
Accumulated other comprehensive income (loss)	(54,756)	10,501
Total stockholders’ equity	4,076,694	4,165,826
Total liabilities and stockholders’ equity	$11,413,909	$12,831,443
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$10,553,278	$10,909,379	$21,197,704	$21,293,368
Cost of sales	9,896,453	10,275,634	19,923,418	20,049,043
Gross profit	656,825	633,745	1,274,286	1,244,325
Operating expenses:
Selling, general and administrative	515,575	497,592	1,015,350	987,236
Amortization of intangible assets	17,089	14,421	33,020	28,573
Reorganization costs	6,236	23,513	10,276	61,937
Impairment of internally developed software	115,856	—	115,856	—
	654,756	535,526	1,174,502	1,077,746
Income from operations	2,069	98,219	99,784	166,579
Other expense (income):
Interest income	(1,201)	(1,312)	(1,659)	(2,737)
Interest expense	21,212	18,425	43,370	37,747
Net foreign exchange loss	6,738	582	14,276	2,170
Other	3,481	3,561	6,943	8,544
	30,230	21,256	62,930	45,724
Income (loss) before income taxes	(28,161)	76,963	36,854	120,855
Provision for income taxes	6,132	26,350	27,872	45,409
Net income (loss)	$(34,293)	$50,613	$8,982	$75,446
Basic earnings per share	$(0.22)	$0.33	$0.06	$0.49
Diluted earnings per share	$(0.22)	$0.32	$0.06	$0.47
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income (loss)	$(34,293)	$50,613	$8,982	$75,446
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(24,143)	4,545	(65,257)	(429)
Other comprehensive income (loss), net of tax	(24,143)	4,545	(65,257)	(429)
Comprehensive income (loss)	$(58,436)	$55,158	$(56,275)	$75,017
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$8,982	$75,446
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	76,499	71,089
Stock-based compensation	17,529	16,460
Excess tax benefit from stock-based compensation	(4,149)	(3,703)
Loss on write-off of assets	—	8,302
Gain on sale of property and equipment	(146)	—
Impairment of internally developed software	115,856	—
Noncash charges for interest and bond discount amortization	1,510	1,181
Deferred income taxes	6,117	(5,767)

Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	1,173,852	593,179
Inventory	328,530	(466,876)
Other current assets	(129,910)	(49,659)
Accounts payable	(860,437)	(568,496)
Change in book overdrafts	(84,010)	78,263
Accrued expenses	(23,299)	(201,703)
Cash provided (used) by operating activities	626,924	(452,284)
Cash flows from investing activities:
Capital expenditures	(56,573)	(40,897)
Sale of marketable securities, net	—	1,100
Proceeds from sale of property and equipment	359	—
Cost-based investment	—	(10,000)
Acquisitions, net of cash acquired	(94,255)	(17,367)
Cash used by investing activities	(150,469)	(67,164)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,267	11,511
Repurchase of Class A Common Stock	(44,208)	—
Excess tax benefit from stock-based compensation	4,149	3,703
Other consideration for acquisitions	(2,358)	—
Net proceeds from (repayments of) revolving credit facilities	(353,784)	311,187
Cash provided (used) by financing activities	(389,934)	326,401
Effect of exchange rate changes on cash and cash equivalents	(12,806)	(10,652)
Increase (decrease) in cash and cash equivalents	73,715	(203,699)
Cash and cash equivalents, beginning of period	692,777	674,390
Cash and cash equivalents, end of period	$766,492	$470,691
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)
(Unaudited)

Note 1 – Organization and Basis of Presentation
Ingram Micro Inc. and its subsidiaries are primarily engaged in the distribution of information technology (“IT”) products, commerce and fulfillment services and mobile device lifecycle services worldwide. Ingram Micro Inc. and its subsidiaries operate in North America; Europe; Asia-Pacific (which includes Middle East and Africa); and Latin America.
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of July 4, 2015, our consolidated results of operations and comprehensive income for the thirteen and twenty-six weeks ended July 4, 2015 and June 28, 2014 and our consolidated cash flows for the twenty-six weeks ended July 4, 2015 and June 28, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2015. The consolidated results of operations for the thirteen and twenty-six weeks ended July 4, 2015 may not be indicative of the consolidated results of operations that can be expected for the full year.
Book Overdrafts
Book overdrafts of $316,313 and $400,323 as of July 4, 2015 and January 3, 2015, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of July 4, 2015 and January 3, 2015, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At July 4, 2015 and January 3, 2015, we had a total of $222,426, and $276,808, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $995 and $942 incurred for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, and $2,315 and $2,098 incurred for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
Impairment of Internally Developed Software
We began our program to deploy a new global ERP system seven years ago. Over that period, the business has significantly diversified and new technologies allow legacy systems and diverse applications to easily be connected in a modular way, which allows these legacy systems to be part of a flexible, powerful and efficient solution. After careful evaluation, we have concluded that this combined systems strategy is better aligned with our evolving business model and is more flexible and economical than a single global system. Accordingly, we have stopped our global ERP deployment and recorded a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 during the second quarter of 2015. We recognized a tax benefit on the impairment at the applicable rates, partially offset by an increase in the valuation allowance on foreign tax credits of $14,580 as a result of the decision to stop deployments.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Share Repurchase Program
Our Board of Directors has authorized a $400,000 share repurchase program that expires on October 27, 2015, of which $79,886 was remaining for repurchase at July 4, 2015. Under this program, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 4).
Our treasury stock repurchase and issuance activity for the twenty-six weeks ended July 4, 2015 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at January 3, 2015	37,349	$17.04	$636,493
Repurchase of Class A Common Stock	1,669	26.49	44,208
Issuance of Class A Common Stock	(142)	16.77	(2,493)
Cumulative balance of treasury stock at July 4, 2015	38,876	$17.45	$678,208

Note 3 – Earnings Per Share
We report a dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS uses the treasury stock method to compute the potential dilution that could occur if stock-based awards and other commitments to issue common stock were exercised. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation, as their inclusion would have an anti-dilutive effect.
The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income (loss)	$(34,293)	$50,613	$8,982	$75,446
Weighted average shares	156,329	155,365	156,292	155,069
Basic EPS	$(0.22)	$0.33	$0.06	$0.49
Weighted average shares, including the dilutive effect of stock-based awards (0 and 3,821 for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, and 3,257 and 3,893 for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively)	156,329	159,186	159,549	158,962
Diluted EPS	$(0.22)	$0.32	$0.06	$0.47

There were approximately 2,775 and 1,400 stock-based awards for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, and 2,431 and 2,993 stock based awards for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect. During the thirteen weeks ended July 4, 2015, there were 3,181 stock-based awards that were excluded from the computation of Diluted EPS as we recognized a net loss.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Stock options granted (a)	839	639	839	700
Restricted stock and restricted stock units granted (a)	1,329	1,276	1,347	1,363

Stock-based compensation expense	$11,015	$8,574	$17,529	$16,460
Related income tax benefit	$3,632	$2,720	$5,813	$5,426

Exercised stock options	332	149	370	695
Vested restricted stock and/or restricted stock units (b)	1,393	414	1,408	841

(a) As of July 4, 2015, approximately 9,942 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
(b) Includes 1,015 and 0 shares, for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, and 1,015 and 145 shares, for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.
Note 5 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	July 4, 2015	January 3, 2015	July 4, 2015	January 3, 2015
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$1,533,020	$1,863,626	$31,344	$31,213
Accrued expenses
Foreign exchange contracts	538,831	450,352	(5,666)	(1,793)
Total	$2,071,851	$2,313,978	$25,678	$29,420

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign exchange loss (gain) as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net gain (loss) recognized in earnings	$(11,829)	$7,693	$91,894	$(6,974)
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
As of July 4, 2015, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	July 4, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$—	$—	$—	$—
Marketable trading securities (a)	52,371	52,371	—	—
Derivative assets	31,344	—	31,344	—
Total assets at fair value	$83,715	$52,371	$31,344	$—

Liabilities:
Derivative liabilities	$5,666	$—	$5,666	$—
Contingent consideration	6,128	—	—	6,128
Total liabilities at fair value	$11,794	$—	$5,666	$6,128

(a)	Included in other current assets in our consolidated balance sheet.
As of January 3, 2015, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	January 3, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$90	$90	$—	$—
Marketable trading securities (a)	56,616	56,616	—	—
Derivative assets	31,213	—	31,213	—
Total assets at fair value	$87,919	$56,706	$31,213	$—

Liabilities:
Derivative liabilities	$1,793	$—	$1,793	$—
Contingent consideration	7,647	—	—	7,647
Total liabilities at fair value	$9,440	$—	$1,793	$7,647

(a)	Included in other current assets in our consolidated balance sheet.

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
Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	July 4, 2015
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$319,284	$—	$319,284	$—	$300,000
Senior unsecured notes, 5.00% due 2022	310,072	—	310,072	—	298,724
Senior unsecured notes, 4.95% due 2024	508,885	—	508,885	—	498,343
	$1,138,241	$—	$1,138,241	$—	$1,097,067

	January 3, 2015
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$323,527	$—	$323,527	$—	$300,000
Senior unsecured notes, 5.00% due 2022	314,954	—	314,954	—	298,634
Senior unsecured notes, 4.95% due 2024	499,923	—	499,923	—	498,255
	$1,138,404	$—	$1,138,404	$—	$1,096,889

Note 7 – Acquisitions, Goodwill and Intangible Assets

On June 14, 2015, we acquired a 75% majority interest in Arabian Applied Technology, the largest value-added technology distributor in Saudi Arabia for an initial payment of $1,700, net of cash acquired. In addition, the purchase price includes a deferred payment of $6,698, payable over the next fiscal year. The major classes of assets and liabilities to which we preliminary allocated the purchase price were goodwill of $2,969, and identifiable intangible assets of $2,970. The identifiable intangible assets primarily consist of customer relationships. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce. As of July 4, 2015, we recorded minority interest of $1,800 in other liabilities on the consolidated balance sheet for the remaining 25% interest in Arabian Applied Technology.

On May 19, 2015, we acquired all of the outstanding shares of a European mobile device trade-in business for a payment of $1,185, which was preliminarily allocated to other assets on the consolidated balance sheet.

On March 16, 2015, we acquired all of the outstanding shares of Tech Data Peru S.A.C. and Tech Data Chile S.A. for a cash payment of $14,409, net of cash acquired, and the assumption of debt of $43,658. The consideration paid was preliminarily allocated to the fair value of net tangible assets, which primarily consisted of accounts receivable, inventory and accounts payable. The purchase price is subject to a final true-up, if necessary, relating to the final closing balance sheet.

On February 27, 2015, we acquired 97.5% of the outstanding shares of Anovo Expansion SAS ("Anovo"), a leading global provider of device lifecycle services for a payment of $68,123, net of cash acquired, plus assumption of debt of $32,486. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were $41,200 to acquired intangible assets, and $33,359 to goodwill. The identifiable intangible assets primarily consist of developed technology, trade name and customer relationships. The goodwill recognized in connection with these acquisitions is primarily attributable to the assembled workforce. As of July 4, 2015, we recorded minority interest of $1,391 in other liabilities on the consolidated balance sheet for the remaining 2.5% of the outstanding shares.

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

During the six months ended July 4, 2015, we acquired an additional 21% of the outstanding shares of Armada Computer Systems for $8,838. As of July 4, 2015, we owned 79% of the outstanding shares, and we recorded minority interest of $9,125 in other liabilities on the consolidated balance sheet for the remaining 21% of the outstanding shares.

Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 3 to 10 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	July 4, 2015	January 3, 2015
Gross carrying amount of finite-lived intangible assets	$526,292	$488,753
Net carrying amount of finite-lived intangible assets	$328,678	$318,689

Note 8 – Reorganization Costs
2015 and 2014 Actions
On May 4, 2015, we announced our intention to take certain global actions to further streamline our cost structure. We incurred 3,851 of costs in North America related to this plan during the second quarter of 2015.
On February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involved aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources, and de-layering and simplifying the organization.
As a result of the organizational effectiveness program and continued acquisition integration activities, we recognized reorganization charges of $2,385, net of adjustments, and $23,513 during the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively. During the thirteen weeks ended July 4, 2015, the reorganization charges primarily related to employee termination benefits of $4,562. During the thirteen weeks ended June 28, 2014, the reorganization charges primarily related to $15,978 of employee termination benefits, and $7,528 for a previously acquired trade name that we wrote-off as we integrated certain operations under the Ingram Micro brand.
During the twenty-six weeks ended July 4, 2015 and June 28, 2014, we recognized reorganization charges of $6,425, net of adjustments, and $61,937, respectively. The reorganization charges during the twenty-six weeks ended July 4, 2015 primarily related to employee termination benefits of $7,849. During the twenty-six weeks ended June 28, 2014, the reorganization charges primarily related to $54,553 of employee termination benefits, and $7,528 for a previously acquired trade name that we wrote-off as we integrated certain operations under the Ingram Micro brand.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended July 4, 2015 and June 28, 2014, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended July 4, 2015
North America		$3,828	$23	$3,851	$(962)	$2,889
Europe		4,270	539	4,809	(1,719)	3,090
Asia-Pacific		158	—	158	—	158
Latin America		134	(35)	99	—	99
Total	116	$8,390	$527	$8,917	$(2,681)	$6,236

Thirteen weeks ended June 28, 2014
North America		$994	$7,528	$8,522	$—	$8,522
Europe		14,194	—	14,194	—	14,194
Asia-Pacific		657	7	664	—	664
Latin America		133	—	133	—	133
Total	103	$15,978	$7,535	$23,513	$—	$23,513
A summary of the reorganization and expense-reduction program costs incurred in the twenty-six weeks ended July 4, 2015 and June 28, 2014, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Twenty-six Weeks Ended July 4, 2015
North America		$4,617	$56	$4,673	$(962)	$3,711
Europe		6,228	760	6,988	(1,719)	5,269
Asia-Pacific		669	—	669	—	669
Latin America		163	464	627	—	627
Total	187	$11,677	$1,280	$12,957	$(2,681)	$10,276

Twenty-six Weeks Ended June 28, 2014
North America		$7,426	$7,528	$14,954	$—	$14,954
Europe		44,514	—	44,514	(36)	44,478
Asia-Pacific		2,011	7	2,018	(115)	1,903
Latin America		602	—	602	—	602
Total	825	$54,553	$7,535	$62,088	$(151)	$61,937

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2015 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at January 3, 2015	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at July 4, 2015
2015 and 2014 reorganization actions
Employee termination benefits	$24,296	$9,958	(c)	$(20,912)	$(1,678)	$11,664
Facility and other costs	—	893	(d)	(208)	—	685
Subtotal	24,296	10,851		(21,120)	(1,678)	12,349	(a)
2013 and prior reorganization actions
Employee termination benefits	118	—		(6)	—	112
Facility and other costs	2,496	(575)	(d)	(233)	(135)	1,553
Subtotal	2,614	(575)		(239)	(135)	1,665	(b)
	$26,910	$10,276		$(21,359)	$(1,813)	$14,014

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2015.

(b)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(c)	Adjustments reflected in the table above include a reduction of $1,719 to reorganization liabilities recorded in the prior year in Europe for lower than expected employee termination benefits.

(d)
Adjustments reflected in the table above include reductions of $387 and $575 to 2014 and 2013 reorganization plan liabilities, respectively, recorded in the prior year in North America for lower than expected facility and other costs.

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	July 4, 2015	January 3, 2015
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,657 and $1,745, respectively	$498,343	$498,255
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,276 and $1,366, respectively	298,724	298,634
Senior unsecured notes, 5.25% due 2017	300,000	300,000
North America revolving trade accounts receivable-backed financing program	—	185,000
Lines of credit and other debt	86,239	187,026
	1,183,306	1,468,915
Short-term debt and current maturities of long-term debt	(86,204)	(372,026)
	$1,097,102	$1,096,889

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended July 4, 2015 was (21.8)% compared to 34.2% for the thirteen weeks ended June 28, 2014. For the twenty-six weeks ended July 4, 2015 and June 28, 2014, our effective tax rate was 75.6% and 37.6%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The thirteen weeks ended July 4, 2015 included net discrete expenses of approximately $12,134, or (43.1) percentage points of the effective tax rate, which primarily related to a $14,580 increase to the valuation allowance on foreign tax credits. The additional valuation allowance is a result of a decrease in projected foreign source income, primarily lower royalties from foreign affiliates, due to the decision to cancel future deployments of SAP, partially offset by net discrete benefit of $2,446 primarily driven by the release of unrealized tax benefits due to the expiration of the statute of limitations in various tax jurisdictions. See Note 1 - "Impairment of Internally Developed Software" for additional information on the cancellation of the global SAP deployment.
The twenty-six weeks ended July 4, 2015 included net discrete expenses of approximately $11,525, or 31.3 percentage points of the effective tax rate, and the twenty-six weeks ended June 28, 2014 included net discrete benefits of approximately $2,525, or 2.1 percentage points of the effective tax rate.
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
At July 4, 2015, we had gross unrecognized tax benefits of $28,810 compared to $30,372 at January 3, 2015, representing a net decrease of $1,562 during the twenty-six weeks ended July 4, 2015. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $7,168 and $7,625 at July 4, 2015 and January 3, 2015, respectively.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 11 – Segment Information
Geographic areas in which we operate include North America (the United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, Egypt, India, Indonesia, Israel, Lebanon, Malaysia, New Zealand, Singapore, South Africa, Saudi Arabia, Thailand, Turkey, and United Arab Emirates) and Latin America (Brazil, Chile, Colombia, Mexico, Peru and our Latin American export operations in Miami).
We do not allocate stock-based compensation recognized (see Note 4) to our operating segments; therefore, we are reporting this as a separate amount. Additionally, we did not allocate the impairment of internally developed software to the regions; it has been presented separately.
Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales
North America	$4,618,535	$4,610,988	$9,060,141	$8,753,085
Europe	2,854,948	3,417,696	5,929,245	6,876,984
Asia-Pacific	2,481,539	2,359,105	5,025,749	4,648,244
Latin America	598,256	521,590	1,182,569	1,015,055
Total	$10,553,278	$10,909,379	$21,197,704	$21,293,368
Income (loss) from operations
North America	$80,554	$72,054	$134,854	$133,768
Europe	11,416	3,077	18,336	(8,129)
Asia-Pacific	30,915	23,702	62,542	40,450
Latin America	6,055	7,960	17,437	16,950
Stock-based compensation expense	(11,015)	(8,574)	(17,529)	(16,460)
Impairment of internally developed software	(115,856)	—	(115,856)	—
Total	$2,069	$98,219	$99,784	$166,579
Capital expenditures
North America	$26,008	$14,022	$42,194	$32,696
Europe	4,966	2,133	7,652	4,154
Asia-Pacific	3,112	1,875	5,451	3,224
Latin America	720	547	1,276	823
Total	$34,806	$18,577	$56,573	$40,897
Depreciation
North America	$16,019	$15,203	$31,514	$28,841
Europe	2,789	4,094	5,548	7,753
Asia-Pacific	2,722	2,763	5,438	5,177
Latin America	554	389	979	745
Total	$22,084	$22,449	$43,479	$42,516
Amortization of intangible assets
North America	$10,260	$9,907	$20,732	$19,619
Europe	4,840	2,876	8,139	5,705
Asia-Pacific	1,788	1,434	3,746	2,839
Latin America	201	204	403	410
Total	$17,089	$14,421	$33,020	$28,573

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segment are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Integration, transition and other costs (a)
North America	$5,810	$8,232	$10,644	$8,333
Europe	1,566	1,255	2,852	1,764
Asia-Pacific	268	512	1,637	1,889
Latin America	1,627	—	1,627	—
Total	$9,271	$9,999	$16,760	$11,986

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

For a segment breakdown of reorganization costs, refer to Note 8.

	As of
	July 4, 2015	January 3, 2015
Identifiable assets
North America	$5,127,874	$5,899,901
Europe	3,128,354	3,599,400
Asia-Pacific	2,394,536	2,564,273
Latin America	763,145	767,869
Total	$11,413,909	$12,831,443
Long-lived assets
North America	$435,697	$561,809
Europe	140,106	105,913
Asia-Pacific	73,975	76,177
Latin America	12,656	7,220
Total	$662,434	$751,119

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	July 4, 2015		June 28, 2014
Net sales:
United States	$4,315,698	41%	$4,244,514	39%
Outside of the United States	6,237,580	59%	6,664,865	61%
Total	$10,553,278	100%	$10,909,379	100%

	Twenty-six Weeks Ended
	July 4, 2015		June 28, 2014
Net sales:
United States	$8,427,826	40%	$7,980,365	37%
Outside of the United States	12,769,878	60%	13,313,003	63%
Total	$21,197,704	100%	$21,293,368	100%

			As of
			July 4, 2015	January 3, 2015
Long-lived assets:
United States			$412,926	$493,475
Outside of the United States			249,508	257,644
Total			$662,434	$751,119

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($4,066 at July 4, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at July 4, 2015.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($9,309 at July 4, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($8,306 at July 4, 2015 exchange rates) of associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($5,100 at July 4, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($958 at July 4, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($479 at July 4, 2015 exchange rates) of associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,726 ($3,430 at July 4, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,363 ($1,715 at July 4, 2015 exchange rates) of associated penalties. After working with our advisors, we believe these matters do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 263,734 ($84,338 at July 4, 2015 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $8,673. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in accrued expenses.

Note 13 - New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, "Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement", which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The standard is effective for periods beginning after December 15, 2015. We continue to evaluate the impact of the new guidance on our financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have a material impact on our financial position.
In May 2014, the FASB issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP.  The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services.  The accounting standard is effective for us in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use. Early adoption is permitted in the first quarter of fiscal year 2017. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.
Note 14- Subsequent Event
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplements our current $400,000 share repurchase program which expires on October 27, 2015 and has $4,648 remaining for repurchase as of July 28, 2015. Subsequent to July 4, 2015, we have repurchased an additional 3,057 shares for consideration of $75,238.
On July 30, 2015 we declared a quarterly dividend of $0.10 per share. The dividend will be payable on September 1, 2015 to the stockholders of record and paid on September 15, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Exchange Act, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements, and may include, but are not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; additional cost reduction measures and related restructuring costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; effective tax rates; acquisitions and integration costs and benefits to our business; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015, as filed with the Securities and Exchange Commission. These factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. We disclaim any duty to update any forward-looking statements.

Overview of Our Business
Ingram Micro helps businesses realize the promise of technology by delivering a full spectrum of global technology and commerce and fulfillment services to businesses around the world. Ingram Micro's global infrastructure and deep expertise in technology solutions, supply chain, cloud and mobility help to enable its business partners to operate efficiently and successfully in the markets they serve. We are the largest wholesale technology distributor and a global leader in IT supply-chain and mobile device lifecycle services based on revenues. We offer a broad range of IT products and commerce and fulfillment services to help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. We continue to monitor and refine our pricing strategies, inventory management processes and vendor program processes to respond to and mitigate the impact of these factors. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.
While the primary industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin, we strive to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale, or AIDC/POS, enterprise computing and data center. Additionally, we are expanding our capabilities in what we believe are faster growing and higher margin service oriented businesses such as mobility device life cycle services, commerce and fulfillment services, formerly supply chain services, and cloud. Over the past few years, we have complemented our internal growth initiatives with strategic business acquisitions. Although we expect that these acquisitions and our organic investments will expand our capabilities in these areas, service revenues currently represent less than 10% of total net sales for all periods presented.
We sell finished products purchased from many vendors but generated approximately 15% and 11% of our consolidated net sales for the thirteen weeks ended July 4, 2015, and approximately 16% and 7% of our consolidated net sales for the thirteen weeks ended June 28, 2014 from products purchased from Hewlett-Packard Company and Apple Inc., respectively.
For the twenty-six weeks ended July 4, 2015, we generated approximately 15% and 11% of our consolidated net sales, and for the twenty-six weeks ended June 28, 2014, approximately 16% and 9% of our consolidated net sales from products purchased from Hewlett-Packard Company and Apple Inc., respectively.

Management's Discussion and Analysis Continued

We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.
To further enhance our ability to innovate and respond to market needs with greater speed and efficiency, on February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program (the "2014 Program") that involved aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources, and de-layering and simplifying the organization.
The 2014 Program is mostly complete and has generated in excess of $80,000 in annual cost savings compared to the 2013 fiscal year. We have incurred reorganization as well as transition and other related costs aggregating $10,069 for the twenty-six weeks ended July 4, 2015, which includes $6,130 related to employee termination benefits associated with this program and $3,939 of transition and integration costs.
In addition, in May 2015, we announced our intention to take additional actions globally to further streamline our cost structure. These actions are expected to result in annualized savings of approximately $100,000 in 2016 while one-time costs associated with these actions are expected to be between $50 to $60 million, of which $3,851 has been recorded in North America during the second quarter with the remainder expected to be recognized in the second half of 2015. We expect to realize savings of approximately $15 million in the second half of 2015.
We began our program to deploy a new global ERP system seven years ago. Over that period, the business has significantly diversified and new technologies allow legacy systems and diverse applications to easily be connected in a modular way, which allows these legacy systems to be part of a flexible, powerful and efficient solution. After careful evaluation, we have concluded that this combined systems strategy is better aligned with our evolving business model and is more flexible and economical than a single global system. Accordingly, we have stopped our global ERP deployment and recorded a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 during the second quarter of 2015. We recognized a tax benefit on the impairment at the applicable rates, partially offset by an increase in the valuation allowance on foreign tax credits of $14,580 as a result of the decision to stop deployments.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended July 4, 2015 Compared to the Thirteen Weeks Ended June 28, 2014

	Thirteen Weeks Ended				Change - Increase (Decrease)
	July 4, 2015		June 28, 2014		Amount	Percentage
Net sales by reporting segment
North America	$4,618,535	44%	$4,610,988	42%	$7,547	0.2%
Europe	2,854,948	27	3,417,696	31	(562,748)	(16.5)
Asia-Pacific	2,481,539	24	2,359,105	22	122,434	5.2
Latin America	598,256	6	521,590	5	76,666	14.7
Total	$10,553,278	100%	$10,909,379	100%	$(356,101)	(3.3)%

	Thirteen Weeks Ended				Change - Increase (Decrease)
	July 4, 2015		June 28, 2014		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$80,554	1.74%	$72,054	1.56%	$8,500	0.18%
Europe	11,416	0.40	3,077	0.09%	8,339	0.31
Asia-Pacific	30,915	1.25	23,702	1.00%	7,213	0.25
Latin America	6,055	1.01%	7,960	1.53%	(1,905)	(0.52)
Stock-based compensation expense	(11,015)	—	(8,574)	—	(2,441)	—
Impairment of internally developed software	(115,856)	—	—	—	(115,856)	—
Total	$2,069	0.02%	$98,219	0.90%	$(96,150)	(0.88)%

	Thirteen Weeks Ended
	July 4, 2015	June 28, 2014
Net sales	100.00%	100.00%
Cost of sales	93.78	94.19
Gross profit	6.22	5.81
Operating expenses:
Selling, general and administrative	4.89	4.56
Amortization of intangible assets	0.16	0.13
Reorganization costs	0.06	0.22
Impairment of internally developed software	1.10	—
Income from operations	0.02	0.90
Other expense, net	0.29	0.19
(Loss) income before income taxes	(0.27)	0.71
Provision for income taxes	0.06	0.24
Net (loss) income	(0.32)%	0.46%

Management's Discussion and Analysis Continued

The 3.3% decrease in our consolidated net sales for the thirteen weeks ended July 4, 2015, or second quarter of 2015, compared to the thirteen weeks ended June 28, 2014, or second quarter of 2014, was driven entirely by the translation impact of weaker foreign currencies, which had a negative impact of eight percentage points. Our acquisitions of Armada, Anovo and distribution businesses in Chile and Peru contributed approximately two percentage points of growth. Our global revenue growth in local currencies reflects growth in all regions. Technology solutions revenue increased with modest IT spending growth across most segments and regions, partially offset by softer consumer demand, particularly for personal computers in North America and Europe, which benefited from strong sales last year due to the expiration of Microsoft XP support. In addition, there was strong growth in mobility with the addition of Verizon Wireless channel business in North America and strong iPhone demand globally.
North American net sales in the second quarter of 2015 were flat compared to the second quarter of 2014 and include the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. The local currency growth reflects strength in our mobility business, particularly in the Verizon Wireless channel market, modest growth in notebooks across multiple vendor lines, good performance in data center and networking infrastructure solutions sales, and strength in higher value specialty categories of training services, virtualization and physical security. This growth was almost entirely offset by a decline in sales of desktop personal computers, which benefited from strong growth in the prior year related to the expiration of XP support. We continue to gain traction in our Cloud and commerce and fulfillment businesses, although from a small base currently.
The 16.5% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 18 percentage points. Our acquisition of Anovo contributed approximately two percentage points of growth. Technology solutions revenues were down slightly, primarily in retail as the consumer business slowed as expected following strong fourth quarter demand by customers in anticipation of the impact of a weakening Euro on local pricing, which was partially offset by solid mobility handset sales, stemming from strong iPhone demand.
The 5.2% increase in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately seven percentage points. Our acquisition of Armada contributed approximately three percentage points of growth. The region saw growth in higher margin advanced solutions, specifically in China, Singapore and the Middle East, and a modest increase in PC sales. Australia continued to contribute double digit growth, benefiting from share gains across most product lines and new vendor additions, as well as robust demand for wearables. India also delivered double digit revenue growth with particular strength in consumer product lines and enterprise class servers.
The 14.7% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 14 percentage points. Our recent acquisitions of distribution businesses in Peru and Chile and the addition of Anovo contributed a total of approximately 12 percentage points of growth. Brazil and Mexico both had robust double digit growth, with strength broadly, including in gaming systems, which benefited from vendor promotions, and smartphone sales. Miami Export also delivered solid growth, driven in part by strength in smartphones.
Gross profit margin increased by 41 basis points, in the second quarter of 2015 compared to the second quarter of 2014, driven by the benefit of the higher margin Anovo business, which added 30 basis points to our gross margin, and a greater mix of advanced solutions sales, particularly in North America and Europe, partially offset by lower margin mobility handset sales and lower than anticipated resale pricing of returned handsets into the secondary market in North America.
Total selling, general and administrative expenses, or SG&A expenses, increased $17,983, or 3.6%, in the second quarter of 2015 compared to the second quarter of 2014. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $40,000, costs associated with growth in our cloud and commerce and fulfillment businesses, variable costs associated with the increased volume of sales in local currency, and further organic investment in higher value businesses; partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $39,000 and savings from the implementation of our organizational effectiveness program.
Amortization of intangible assets increased $2,668 in the second quarter of 2015 compared to the second quarter of 2014 due to our recent acquisitions.
During the second quarter of 2015 and 2014, we incurred net reorganization costs of $6,236 and $23,513, respectively, primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 8 to our consolidated financial statements).

Management's Discussion and Analysis Continued

During the second quarter of 2015, we recognized a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 as discussed above.
Operating margin in the second quarter of 2015 decreased 88 basis points compared to the second quarter of 2014, primarily reflecting the impairment of internally developed software of $115,856, or 110 basis points of net sales, as discussed above. Excluding the impairment charge, consolidated operating margins increased reflecting a better mix of higher margin technology solution sales, and lower reorganization, integration, transition and acquisition-related charges of $18,005 in the current period, compared to the prior year.
The increase in our North American operating margin of 18 basis in the second quarter of 2015 compared to the second quarter of 2014 reflects a better mix of higher margin technology solutions sales, partially offset by lower than expected pricing on the sale of handsets with certain Verizon channel customers into the secondary markets and continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses. Additionally, reorganization, integration, transition and acquisition-related charges decreased $8,055 versus the prior year.
The increase in our European operating margin of 31 basis points in the second quarter of 2015 compared to the second quarter of 2014 primarily reflects the benefit from savings related to last year’s organizational effectiveness program, as well as a better mix of higher value sales in technology solutions, where we had particular strength in networking storage, unified communications and virtualization offerings. In addition, the current year benefited from lower reorganization, integration, transition and acquisition-related costs of $10,793 versus the prior year. These improvements more than offset further investment in building out capabilities in our services businesses, including efforts to on-board new customers
Our Asia-Pacific operating margin increased 25 basis points in the second quarter of 2015 compared to the second quarter of 2014 and operating income increased by $7,213 with the majority of countries delivering strong improvements over the prior year. Our focus on growing higher margin advanced solutions sales helped drive strong improvement in China, Australia, Singapore and the Middle East business. We also increased profitability in our commerce and fulfillment businesses. These increases were partially offset by our strategic investment in cloud in this region.
The decrease in our Latin American operating margin of 52 basis points in the second quarter of 2015 compared to the second quarter of 2014 primarily reflects a greater mix of lower-margin volume sales from acquired businesses in Peru and Chile ahead of expected cost synergies, as well as investments in the newly established mobility business that are generating strong momentum across the region.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $30,230 in the second quarter of 2015 compared to $21,256 in the second quarter of 2014. The increase is primarily attributable to incremental interest expense due to higher average interest rates as a result of the December 2014 issuance of $500,000 of 4.95% senior unsecured notes due 2024, and higher currency losses due to volatility in the market globally and from realization of certain exposures from some of our recent acquisitions. The year-over-year increase also reflects a foreign currency exchange loss of $1,104 recorded in our Pan European purchasing entity in the current year compared to a gain of $540 in this entity in the prior year.
We recorded an income tax provision of $6,132, for an effective tax rate of (21.8)%, in the second quarter of 2015 compared to $26,350, or an effective tax rate of 34.2%, in the second quarter of 2014. The current quarter income tax provision includes the net negative impact of 52 percentage points due to a $14,580 increase to the valuation allowance on foreign tax credits. The additional valuation allowance is a result of a decrease in projected foreign source income, primarily lower royalties from foreign affiliates,  due to the decision to cancel future deployments of SAP. The prior year income tax provision included the negative impact of approximately four percentage points related to restructuring charges recorded in jurisdictions where there was no tax benefit realized. We currently expect our full year 2015 effective tax rate to be approximately 31%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Results of Operations for the Twenty-Six Weeks Ended July 4, 2015 Compared to the Twenty-Six Weeks Ended June 28, 2014

	Twenty-six Weeks Ended				Change - Increase (Decrease)
	July 4, 2015		June 28, 2014		Amount	Percentage
Net sales by reporting segment
North America	$9,060,141	43%	$8,753,085	41%	$307,056	3.5%
Europe	5,929,245	28	6,876,984	32	(947,739)	(13.8)
Asia-Pacific	5,025,749	24	4,648,244	22	377,505	8.1
Latin America	1,182,569	6	1,015,055	5	167,514	16.5
Total	$21,197,704	100%	$21,293,368	100%	$(95,664)	(0.4)%

	Twenty-six Weeks Ended				Change - Increase (Decrease)
	July 4, 2015		June 28, 2014		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$134,854	1.49%	$133,768	1.53%	$1,086	(0.04)%
Europe	18,336	0.31	(8,129)	(0.12)	26,465	0.43
Asia-Pacific	62,542	1.24	40,450	0.87	22,092	0.37
Latin America	17,437	1.47	16,950	1.67	487	(0.20)
Stock-based compensation expense	(17,529)	—	(16,460)	—	(1,069)	—
Impairment of internally developed software	(115,856)	—	—	—	(115,856)	—
Total	$99,784	0.47%	$166,579	0.78%	$(66,795)	(0.31)%

	Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014
Net sales	100.00%	100.00%
Cost of sales	93.99	94.16
Gross profit	6.01	5.84
Operating expenses:
Selling, general and administrative	4.79	4.60
Amortization of intangible assets	0.16	0.13
Reorganization costs	0.05	0.29
Impairment of internally developed software	0.55	—
Income from operations	0.47	0.78
Other expense, net	0.30	0.21
Income before income taxes	0.17	0.57
Provision for income taxes	0.13	0.21
Net income	0.04%	0.35%

Management's Discussion and Analysis Continued

The slight decline of 0.4% in our consolidated net sales for the twenty-six weeks ended July 4, 2015, or first six months of 2015, compared to the twenty-six weeks ended June 28, 2014, or first six months of 2014, largely reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately eight percentage points. Our acquisitions of Armada, Anovo and distribution businesses in Chile and Peru contributed approximately two percentage points of growth. Our global revenue growth in local currencies reflects growth in all regions. Technology solutions revenue increased with modest IT spending growth across most segments and regions and we had growth in mobility with the addition of Verizon channel business in North America and strong iPhone demand globally
The 3.5% increase in North American net sales in the first six months of 2015 compared to the first six months of 2014 includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. Revenue growth was primarily driven by strength in our mobility business, particularly in the Verizon Wireless channel market, as well as modest local currency growth in technology solutions, with continued solid performance in advanced solutions, led by strong networking sales and modest growth in notebooks. We continue to gain traction in our Cloud and commerce and fulfillment businesses, although from a small base currently.
The 13.8% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 18 percentage points. Our acquisition of Anovo contributed approximately one percentage point of growth. France, Sweden, Italy, Austria, and Switzerland all delivered double-digit growth in local currencies while Germany was relatively flat as the consumer business slowed as expected following strong fourth quarter sales in anticipation of the impact of a weakening Euro on local pricing. Mobility handset sales were strong in the region, related primarily to strong iPhone demand. Technology and other solution sales were up low single digits in local currency, benefiting in part from strong networking sales.
The 8.1% increase in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately five percentage points. Our acquisition of Armada contributed approximately four percentage points of growth. India and Australia generated double-digit growth in local currencies driven by robust personal computer sales, solid performance in advanced solutions, and strong demand for smartphones. System sales continued to be soft in China, but the country delivered mid-single digit growth, benefiting from strength in consumer focused product lines.
The 16.5% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 13 percentage points. Our recent acquisitions of distribution businesses in Peru and Chile and the addition of Anovo contributed a total of approximately nine percentage points of growth. Mexico saw strength broadly, including small-to-medium sized business, consumer and commercial markets, with solid advanced solutions sales, particularly in networking.  Miami Export also delivered solid growth, driven in part by strong smartphone and personal computer sales.  Brazil continued to deliver solid growth, with more growth coming from sales of volume products and smartphones.
Gross profit margin increased by 17 basis points, in the first six months of 2015 compared to the first six months of 2014, driven by the benefit of the higher margin Anovo business which added 24 basis points and a greater mix of advanced solutions sales, partially offset by lower margin mobility handset sales and lower than anticipated resale pricing of returned handsets into the secondary market in North America.
Total selling, general and administrative expenses, or SG&A expenses, increased $28,114, or 2.8%, in the first six months of 2015 compared to the first six months of 2014. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $60,000, costs associated with growth in our cloud and commerce and fulfillment businesses, variable costs associated with the increased volume of sales, and further organic investment in higher value businesses; partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $74,000 and savings from the implementation of our organizational effectiveness program. In addition, the prior year included a net benefit of approximately $6,600 or three basis points of consolidated net sales, relating to the receipt from a LCD flat panel display class action settlement.
Amortization of intangible assets increased $4,447 in the first six months of 2015 compared to the first six months of 2014 due to our recent acquisitions.
During the first six months of 2015 and 2014, we incurred net reorganization costs of $10,276 and $61,937, respectively, primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 8 to our consolidated financial statements).
The charge for the impairment of internally developed software is discussed above in our results of operations for the quarter.

Management's Discussion and Analysis Continued

Operating margin in the first six months of 2015 decreased 31 basis points compared to the first six months of 2014, primarily reflecting the impairment of internally developed software of $115,856, or 55 basis points, as discussed above, partially offset by lower reorganization, integration, transition and acquisition-related charges of $46,887 in the current period versus the prior year, as well as a better mix of higher margin sales in the current year. The prior year also included the net benefit of $6,600 or three basis points of net sales related to the LCD flat panel display class action settlement.
The slight decrease in North American operating margin of four basis points in the first six months of 2015 compared to the first six months of 2014 primarily reflects a better mix of higher margin technology solutions sales, partially offset by lower than expected pricing on the sale of handsets with certain Verizon channel customers into the secondary markets. Continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment contributed to the slight decrease in operating margin. The current period included reorganization, integration, transition and acquisition-related charges of $14,355, or 16 basis points of North American net sales, compared to $23,287, or 27 basis points, in the prior year. The prior year also included the benefit of the impact of the LCD class action settlement of $6,600, or eight basis points of North American net sales.
The increase in our European operating margin of 43 basis points in the first six months of 2015 compared to the first six months of 2014 primarily reflects charges of $8,121, or 14 basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our organizational effectiveness program and the integration of BrightPoint, compared to charges of $46,242 or 67 basis points in the prior year. Gross margins improved in our technology solutions business and the region realized incremental benefits from our organizational effectiveness program. However, these benefits were reduced by strategic investments in our European mobility, cloud and commerce and fulfillment capabilities in the region.
The increase in our Asia-Pacific operating margin of 37 basis points in the first six months of 2015 compared to the first six months of 2014 reflects a better mix of products in our technology solutions business, including more advanced solution sales in China, Australia, Singapore and in the Middle East, and increased profitability in our commerce and fulfillment services business. These increases were partially offset by our strategic investment in cloud in this region.
The decrease in our Latin American operating margin of 20 basis points in the first six months of 2015 compared to the first six months of 2014 reflects a greater mix of lower-margin volume sales from acquired businesses in Peru and Chile, as well as investments in the newly established mobility business that are generating strong momentum across the region.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $62,930 in the first six months of 2015 compared to $45,724 in the first six months of 2014. The increase is primarily attributable to incremental interest expense due to higher average interest rates as a result of the December 2014 issuance of $500,000 of 4.95% senior unsecured notes due 2024, and higher foreign currency losses due to volatility in the market globally and from the realization of certain exposures from some of our recent acquisitions. The year-over-year increase also reflects a foreign currency exchange loss of $4,762 recorded in our Pan European purchasing entity in the current year compared to a gain of $2,262 in this entity in the prior year.
We recorded an income tax provision of $27,872, or an effective tax rate of 75.6%, in the first six months of 2015 compared to $45,409, or an effective tax rate of 37.6%, in the first six months of 2014. The current year income tax provision includes the net negative impact of 40 percentage points due to a $14,580 increase to the valuation allowance on foreign tax credits, as well as the negative impact related to the intercompany sale of an intangible asset.  The additional valuation allowance is a result of a decrease in projected foreign source income, primarily lower royalties from foreign affiliates, due to the decision to cancel future deployments of SAP. The prior year income tax provision included the negative impact of approximately seven percentage points related to restructuring charges recorded in jurisdictions where there was no tax benefit realized. We currently expect our full year 2015 effective tax rate to be approximately 31%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Quarterly Data; Seasonality
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of:

•
the impact of and possible disruption caused by integration and reorganization of our businesses and efforts to improve our IT capabilities, as well as the related expenses and/or charges, including charges for the impairment of assets as experienced in the second quarter of 2015;

•	currency fluctuations in countries in which we operate;

•
competitive conditions in our industry, which may affect the prices charged and terms and conditions imposed by our suppliers and/or competitors and the prices we charge our customers, which in turn may negatively affect our revenues and/or gross margins;

•	general changes in economic or geopolitical conditions, including changes in legislative or regulatory environments in which we operate;

•
seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our North American fee-based commerce and fulfillment services in the fourth quarter, which affect our operating expenses and gross margins;

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

Management's Discussion and Analysis Continued

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreases in cash flows from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of the second quarter of 2015 was 27 compared to 25 at the end of the 2014 fiscal year, 27 at the end of the second quarter of 2014, and 22 at the end of the 2013 fiscal year.
The following is a detailed discussion of our cash flows for the first six months of 2015 and 2014.
Operating activities provided net cash of $626,924 in the first six months of 2015 compared to net cash used of $452,284 in the first six months of 2014. The net cash provided from operations in the first six months of 2015 largely reflects the lower working capital required for the seasonally lower volume of business in the first six months of the year offset by the unfavorable impact of the two day increase in working capital days compared to the 2014 fiscal year end. The increase in working capital days primarily reflects seasonally slower movement of inventories in the first six months of 2015. Cash used by operations in 2014 reflected a five day increase in working capital days compared to the preceding fiscal year end and a lower seasonal decline in volume, both of which reflected the significant growth in our Verizon Wireless retail channel business which began in the second quarter of 2014.
Investing activities used net cash of $150,469 in the first six months of 2015 compared to $67,164 in the first six months of 2014. The cash used by investing activities in the first six months of 2015 was primarily driven by our acquisitions and capital expenditures. The cash used in investing activities in the first six months of 2014 was primarily related to capital expenditures, acquisitions and a payment for a cost-based investment.
Financing activities used net cash of $389,934 in the first six months of 2015 compared to net cash provided of $326,401 in the first six months of 2014. The net cash used by financing activities in the first six months of 2015 primarily reflects net repayments of our revolving credit facilities of $353,784 and the repurchase of common stock for $44,208. The net cash provided by financing activities in the first six months of 2014 primarily reflects the net proceeds of $311,187 from our revolving credit facilities as well as the proceeds of $11,511 from exercise of stock options.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,618,857, of which $1,183,306 was outstanding, at July 4, 2015. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $766,492 and $692,777 at July 4, 2015 and January 3, 2015, respectively, of which $365,209 and $432,332, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of July 4, 2015 and January 3, 2015, we had book overdrafts of $316,313 and $400,323 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.

Management's Discussion and Analysis Continued

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
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semi-annually in arrears on June 15 and December 15. At July 4, 2015 and January 3, 2015, our senior secured notes due 2024 had a carrying value of $498,343 and $498,255, respectively, net of unamortized discount of $1,657 and $1,745, respectively.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At July 4, 2015 and January 3, 2015, our senior unsecured notes due 2022 had a carrying value of $298,724 and $298,634, respectively, net of unamortized discount of $1,276 and $1,366, respectively.
At July 4, 2015 and January 3, 2015, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year.
These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018.  Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $0 and $185,000 at July 4, 2015 and January 3, 2015, respectively, under this North American financing program.
We also have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific as follows:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $116,256 at July 4, 2015 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $49,824 at July 4, 2015 exchange rates, maturing in May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $120,288 at July 4, 2015 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at July 4, 2015 or January 3, 2015 under any of these three financing programs.
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
At July 4, 2015, our actual aggregate capacity under these programs was approximately $953,963 based on eligible trade accounts receivable available. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At July 4, 2015, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,246,086.

Management's Discussion and Analysis Continued

We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at July 4, 2015 or January 3, 2015 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At July 4, 2015 and January 3, 2015, letters of credit of $13,958 and $12,141, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $1,060,422 at July 4, 2015. Most are on an uncommitted basis and are reviewed periodically for renewal. At July 4, 2015 and January 3, 2015, respectively, we had $86,239 and $187,026 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 8.0% and 6.9% per annum at July 4, 2015 and January 3, 2015, respectively. At July 4, 2015 and January 3, 2015, letters of credit totaling $50,064 and $37,195, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.
Covenant Compliance
We must comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock we can repurchase annually. At July 4, 2015, we were in compliance with all material covenants or other material requirements in all of our financing facilities.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At July 4, 2015 and January 3, 2015, we had a total of $222,426 and $276,808, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 other than those noted in this “Capital Resources” section.
On July 30, 2015 we declared a quarterly dividend of $0.10 per share. The dividend will be payable on September 1, 2015 to the stockholders of record and paid on September 15, 2015.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the first six months of 2015 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2015.
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
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II. Other Information
Unless otherwise indicated, currency amounts in Part II are stated in thousands.

Item 1. Legal Proceedings
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($4,066 at July 4, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at July 4, 2015.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($9,309 at July 4, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($8,306 at July 4, 2015 exchange rates) of associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($5,100 at July 4, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($958 at July 4, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($479 at July 4, 2015 exchange rates) of associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,726 ($3,430 at July 4, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,363 ($1,715 at July 4, 2015 exchange rates) of associated penalties. After working with our advisors, we believe these matters do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 263,734 ($84,338 at July 4, 2015 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

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
(b) Not applicable
(c) Share Repurchase Program
The following table provides information about our monthly share repurchase activity under our share repurchase program during the second quarter of 2015:

Issuer Purchases of Equity Securities (1)
Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 5 - May 4, 2015	—	$—	—	$124,095
May 5 - June 4, 2015	408,800	$26.44	408,800	113,623
June 5 - July 4, 2015	1,260,375	$26.50	1,260,375	$79,886
Total	1,669,175		1,669,175

(1) Our Board of Directors has authorized a $400,000 share repurchase program that expires on October 27, 2015, of which $79,886 was remaining for repurchase at July 4, 2015.
We repurchased shares under this program through the open market which were funded with available borrowing capacity and cash. Under the program, we may repurchase shares in the open market and through privately negotiated transactions. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
10.1
Omnibus Amendment No. 3 dated April 15, 2015 among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party hereto and the Bank of Nova Scotia (incorporated by reference to exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on April 16, 2015)

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

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Financial Officer
(Principal Financial Officer)
July 30, 2015

EXHIBIT INDEX

No.	Description
10.1
Omnibus Amendment No. 3 dated April 15, 2015 among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party hereto and the Bank of Nova Scotia (incorporated by reference to exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on April 16, 2015)

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