Form 10-Q
period 2015-10-03
INGRAM MICRO INC
filed 2015-10-30
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
3351 Michelson Drive, Suite 100
Irvine, California 92612-0697
(Address, including zip code, of principal executive offices)
(714) 566-1000
(Registrant’s telephone number, including area code)

1600 E. St. Andrew Place, Santa Ana, California 92705-4926
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The Registrant had 149,688,793 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 3, 2015.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	October 3, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$945,317	$692,777
Trade accounts receivable (less allowances of $65,478 and $70,716 at October 3, 2015 and January 3, 2015, respectively)	4,938,021	6,115,328
Inventory	3,668,590	4,145,012
Other current assets	627,286	532,406
Total current assets	10,179,214	11,485,523
Property and equipment, net	356,665	432,430
Goodwill	543,366	532,483
Intangible assets, net	326,734	318,689
Other assets	55,770	62,318
Total assets	$11,461,749	$12,831,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,622,480	$6,522,369
Accrued expenses	585,950	542,038
Short-term debt and current maturities of long-term debt	127,245	372,026
Total current liabilities	6,335,675	7,436,433
Long-term debt, less current maturities	1,097,189	1,096,889
Other liabilities	113,219	132,295
Total liabilities	7,546,083	8,665,617
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 194,923 and 193,563 shares issued and 149,689 and 156,214 shares outstanding at October 3, 2015 and January 3, 2015, respectively	1,949	1,935
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,484,306	1,461,705
Treasury stock, 45,234 and 37,349 shares at October 3, 2015 and January 3, 2015, respectively	(839,524)	(636,493)
Retained earnings	3,386,886	3,328,178
Accumulated other comprehensive income (loss)	(117,951)	10,501
Total stockholders’ equity	3,915,666	4,165,826
Total liabilities and stockholders’ equity	$11,461,749	$12,831,443
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$10,515,880	$11,237,840	$31,713,584	$32,531,208
Cost of sales	9,852,297	10,591,751	29,775,715	30,640,794
Gross profit	663,583	646,089	1,937,869	1,890,414
Operating expenses:
Selling, general and administrative	510,990	494,507	1,526,340	1,481,743
Amortization of intangible assets	14,206	14,567	47,226	43,140
Reorganization costs	18,958	17,300	29,234	79,237
Impairment of internally developed software	—	—	115,856	—
	544,154	526,374	1,718,656	1,604,120
Income from operations	119,429	119,715	219,213	286,294
Other expense (income):
Interest income	(991)	(1,045)	(2,650)	(3,782)
Interest expense	18,429	16,659	61,799	54,406
Net foreign exchange loss (gain)	12,264	(3,323)	26,540	(1,153)
Other	313	4,467	7,256	13,011
	30,015	16,758	92,945	62,482
Income before income taxes	89,414	102,957	126,268	223,812
Provision for income taxes	24,492	30,723	52,364	76,132
Net income	$64,922	$72,234	$73,904	$147,680
Basic earnings per share	$0.43	$0.46	$0.48	$0.95
Diluted earnings per share	$0.42	$0.45	$0.47	$0.93
Cash dividends paid per common share	$0.10	$—	$0.10	$—
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$64,922	$72,234	$73,904	$147,680
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(63,195)	(37,788)	(128,452)	(38,217)
Other comprehensive loss, net of tax	(63,195)	(37,788)	(128,452)	(38,217)
Comprehensive income (loss)	$1,727	$34,446	$(54,548)	$109,463
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$73,904	$147,680
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	113,435	108,202
Stock-based compensation	28,291	24,761
Excess tax benefit from stock-based compensation	(4,334)	(4,338)
Loss on write-off of assets	—	8,302
Gain on sale of property and equipment	(272)	—
Impairment of internally developed software	115,856	—
Noncash charges for interest and bond discount amortization	2,212	1,769
Deferred income taxes	1,553	(30,973)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	1,078,501	566,097
Inventory	400,880	(551,609)
Other current assets	(107,241)	(30,350)
Accounts payable	(663,616)	(603,481)
Change in book overdrafts	(70,825)	166,361
Accrued expenses	(2,463)	(196,364)
Cash provided (used) by operating activities	965,881	(393,943)
Cash flows from investing activities:
Capital expenditures	(99,022)	(52,369)
Sale of marketable securities, net	5,000	1,100
Proceeds from sale of property and equipment	1,145	—
Cost-based investment	—	(10,000)
Acquisitions, net of cash acquired	(100,855)	(18,880)
Cash used by investing activities	(193,732)	(80,149)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,279	16,943
Repurchase of Class A Common Stock	(205,608)	—
Excess tax benefit from stock-based compensation	4,334	4,338
Other consideration for acquisitions	(2,358)	—
Dividends paid to shareholders	(15,196)	—
Net proceeds from (repayments of) revolving credit facilities	(301,156)	283,133
Cash provided (used) by financing activities	(509,705)	304,414
Effect of exchange rate changes on cash and cash equivalents	(9,904)	(6,892)
Increase (decrease) in cash and cash equivalents	252,540	(176,570)
Cash and cash equivalents, beginning of period	692,777	674,390
Cash and cash equivalents, end of period	$945,317	$497,820
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of October 3, 2015, our consolidated results of operations and comprehensive income for the thirteen and thirty-nine weeks ended October 3, 2015 and September 27, 2014 and our consolidated cash flows for the thirty-nine weeks ended October 3, 2015 and September 27, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2015. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 3, 2015 may not be indicative of the consolidated results of operations that can be expected for the full year.
Book Overdrafts
Book overdrafts of $329,498 and $400,323 as of October 3, 2015 and January 3, 2015, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of October 3, 2015 and January 3, 2015, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 3, 2015 and January 3, 2015, we had a total of $293,097, and $276,808, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $947 and $1,058 incurred for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively, and $3,263 and $3,276 incurred for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Stock Repurchase and Dividends

Dividends Paid to Shareholders

On July 30, 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the thirteen and thirty-nine weeks ended October 3, 2015, we declared a cash dividend of $0.10 per share, totaling $15,196, to stockholders of record as of the close of business on September 1, 2015, which was paid on September 15, 2015. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.
Share Repurchase Program
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program and has been completely utilized at October 3, 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and has $218,487 remaining for repurchase at October 3, 2015.
Under these programs, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 4).
Our treasury stock repurchase and issuance activity for the thirty-nine weeks ended October 3, 2015 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at January 3, 2015	37,349	$17.04	$636,493
Repurchase of Class A Common Stock	8,032	25.60	205,608
Issuance of Class A Common Stock	(147)	16.77	(2,577)
Cumulative balance of treasury stock at October 3, 2015	45,234	$18.56	$839,524

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The computation of Basic EPS and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$64,922	$72,234	$73,904	$147,680
Weighted average shares	152,203	155,760	154,955	155,300
Basic EPS	$0.43	$0.46	$0.48	$0.95
Weighted average shares, including the dilutive effect of stock-based awards (2,539 and 3,783 for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively, and 3,061 and 3,881 for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively)	154,742	159,543	158,016	159,181
Diluted EPS	$0.42	$0.45	$0.47	$0.93

There were approximately 2,869 and 0 stock-based awards for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively, and 2,444 and 651 stock based awards for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Stock options granted (a)	—	—	839	700
Restricted stock and restricted stock units granted (a)	48	69	1,395	1,432

Stock-based compensation expense	$10,762	$8,301	$28,291	$24,761
Related income tax benefit	$3,252	$2,747	$9,065	$8,173

Exercised stock options	197	290	567	985
Vested restricted stock and/or restricted stock units (b)	47	38	1,455	879

(a) As of October 3, 2015, approximately 13,327 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
(b) Includes 0 and 0 shares, for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively, and 1,015 and 145 shares, for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 5 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	October 3, 2015	January 3, 2015	October 3, 2015	January 3, 2015
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$1,524,817	$1,863,626	$20,061	$31,213
Accrued expenses
Foreign exchange contracts	624,660	450,352	(6,353)	(1,793)
Total	$2,149,477	$2,313,978	$13,708	$29,420

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

The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign exchange loss (gain) as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net gain (loss) recognized in earnings	$(7,037)	$92,802	$84,857	$85,828
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
As of October 3, 2015, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	October 3, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$200,000	$200,000	$—	$—
Marketable trading securities (a)	50,509	50,509	—	—
Derivative assets	20,061	—	20,061	—
Total assets at fair value	$270,570	$250,509	$20,061	$—

Liabilities:
Derivative liabilities	$6,353	$—	$6,353	$—
Contingent consideration	6,741	—	—	6,741
Total liabilities at fair value	$13,094	$—	$6,353	$6,741

(a)	Included in other current assets in our consolidated balance sheet.

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
Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	October 3, 2015
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$317,838	$—	$317,838	$—	$300,000
Senior unsecured notes, 5.00% due 2022	309,645	—	309,645	—	298,768
Senior unsecured notes, 4.95% due 2024	515,935	—	515,935	—	498,387
	$1,143,418	$—	$1,143,418	$—	$1,097,155

	January 3, 2015
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$323,527	$—	$323,527	$—	$300,000
Senior unsecured notes, 5.00% due 2022	314,954	—	314,954	—	298,634
Senior unsecured notes, 4.95% due 2024	499,923	—	499,923	—	498,255
	$1,138,404	$—	$1,138,404	$—	$1,096,889

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 7 – Acquisitions, Goodwill and Intangible Assets

On June 14, 2015, we acquired a 75% majority interest in Arabian Applied Technology ("Aptec Saudi"), the largest value-added technology distributor in Saudi Arabia for a payment of $5,200, net of cash acquired. In addition, the purchase price includes a deferred payment of $1,806, payable over the next fiscal year. The major class of assets and liabilities to which we preliminarily allocated the purchase price were identifiable intangible assets of $4,300. The identifiable intangible asset consists of customer relationships with estimated useful lives of seven years. As of October 3, 2015, we recorded minority interest of $1,800 in other liabilities on the consolidated balance sheet for the remaining 25% interest in Aptec Saudi.

On March 16, 2015, we acquired all of the outstanding shares of Tech Data Peru S.A.C. and Tech Data Chile S.A. for a cash payment of $15,979, net of cash acquired, and the assumption of debt of $43,658. The consideration paid was preliminarily allocated to the fair value of net tangible assets, which primarily consisted of accounts receivable, inventory and accounts payable.

On February 27, 2015, we acquired 97.5% of the outstanding shares of Anovo Expansion SAS ("Anovo"), a leading global provider of device lifecycle services for a payment of $68,123, net of cash acquired, plus assumption of debt of $32,486. The major classes of assets and liabilities to which we allocated the purchase price were $52,728 to identifiable intangible assets, and $27,185 to goodwill. The identifiable intangible assets primarily consist of developed technology, a trade name and customer relationships. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce. During the thirteen weeks ended October 3, 2015, we acquired an additional 1.5% of the outstanding shares of Anovo for $835. As of October 3, 2015, we recorded minority interest of $556 in other liabilities on the consolidated balance sheet for the remaining 1.0% of the outstanding shares.

In addition, during the thirty-nine weeks ended October 3, 2015, we completed two small but strategic acquisitions for cash aggregating $1,880, and an estimated future earn-out payment of $613.  These acquisitions will enhance our existing portfolio of products and services.  The purchase price was preliminarily allocated to the assets and liabilities assumed based on their estimated fair values on the transaction date, resulting in the recording of identifiable intangible assets of $1,294, primarily related to customer relationships.  We did not record goodwill related to these acquisitions.

These acquired entities have been included in our consolidated results of operations since the respective acquisition dates. Pro forma results of operations have not been presented for the 2015 acquisitions because the historical results of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

During the thirty-nine weeks ended October 3, 2015, we acquired an additional 21% of the outstanding shares of Armada Computer Systems for $8,838. As of October 3, 2015, we owned 79% of the outstanding shares, and we recorded minority interest of $9,125 in other liabilities on the consolidated balance sheet for the remaining 21% of the outstanding shares.

Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 3 to 10 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	October 3, 2015	January 3, 2015
Gross carrying amount of finite-lived intangible assets	$446,751	$488,753
Net carrying amount of finite-lived intangible assets	$326,734	$318,689

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
As a result of these actions, we recognized net reorganization charges of $18,958, and $17,300 during the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively, which primarily related to employee termination benefits of $18,139 and $17,195 in the respective periods.
During the thirty-nine weeks ended October 3, 2015 and September 27, 2014, we recognized net reorganization charges of $29,234, and $79,237, respectively. The reorganization charges during the thirty-nine weeks ended October 3, 2015 primarily related to employee termination benefits of $29,816. During the thirty-nine weeks ended September 27, 2014, the reorganization charges primarily related to $71,749 of employee termination benefits, and $7,541 for a previously acquired trade name that we wrote-off as we integrated certain operations under the Ingram Micro brand.
2013 and Prior Actions
In 2013, we incurred net reorganization costs primarily relating to a number of key initiatives, including: (a) the integration of BrightPoint operations into Ingram Micro, resulting in headcount reductions and the closure of certain BrightPoint facilities, and the exit of a portion of our Australian offices in Asia-Pacific; (b) headcount reductions in Europe and Asia-Pacific to respond to the market environment at such time, and (c) the transition of certain transaction-oriented service and support functions to shared service centers.
A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended October 3, 2015 and September 27, 2014, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended October 3, 2015
North America		$8,631	$—	$8,631	$(250)	$8,381
Europe		5,663	1,186	6,849	(117)	6,732
Asia-Pacific		3,315	—	3,315	—	3,315
Latin America		530	—	530	—	530
Total	497	$18,139	$1,186	$19,325	$(367)	$18,958

Thirteen weeks ended September 27, 2014
North America		$5,289	$14	$5,303	$—	$5,303
Europe		11,070	—	11,070	—	11,070
Asia-Pacific		322	91	413	—	413
Latin America		514	—	514	—	514
Total	97	$17,195	$105	$17,300	$—	$17,300

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirty-nine weeks ended October 3, 2015 and September 27, 2014, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirty-nine Weeks Ended October 3, 2015
North America		$13,248	$56	$13,304	$(1,212)	$12,092
Europe		11,891	1,946	13,837	(1,836)	12,001
Asia-Pacific		3,984	—	3,984	—	3,984
Latin America		693	464	1,157	—	1,157
Total	568	$29,816	$2,466	$32,282	$(3,048)	$29,234

Thirty-nine Weeks Ended September 27, 2014
North America		$12,714	$7,541	$20,255	$—	$20,255
Europe		55,584	—	55,584	(36)	55,548
Asia-Pacific		2,334	98	2,432	(115)	2,317
Latin America		1,117	—	1,117	—	1,117
Total	922	$71,749	$7,639	$79,388	$(151)	$79,237
The remaining liabilities and 2015 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at January 3, 2015	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at October 3, 2015
2015 and 2014 reorganization actions
Employee termination benefits	$24,296	$27,980	(c)	$(30,319)	$(2,519)	$19,438
Facility and other costs	—	2,079	(d)	(2,079)	—	—
Subtotal	24,296	30,059		(32,398)	(2,519)	19,438	(a)
2013 and prior reorganization actions
Employee termination benefits	118	—		(118)	—	—
Facility and other costs	2,496	(825)	(d)	(958)	(196)	517
Subtotal	2,614	(825)		(1,076)	(196)	517	(b)
	$26,910	$29,234		$(33,474)	$(2,715)	$19,955

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2015.

(b)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(c)	Adjustments reflected in the table above include a reduction of $1,836 to reorganization liabilities recorded in the prior year in Europe for lower than expected employee termination benefits.

(d)
Adjustments reflected in the table above include reductions of $387 and $825 to 2014 and 2013 reorganization plan liabilities, respectively, recorded in the prior year in North America for lower than expected facility and other costs.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 9 – Debt
The carrying value of our outstanding debt consists of the following:

	October 3, 2015	January 3, 2015
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,613 and $1,745, respectively	$498,387	$498,255
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,232 and $1,366, respectively	298,768	298,634
Senior unsecured notes, 5.25% due 2017	300,000	300,000
North America revolving trade accounts receivable-backed financing program	—	185,000
Lines of credit and other debt	127,279	187,026
	1,224,434	1,468,915
Short-term debt and current maturities of long-term debt	(127,245)	(372,026)
	$1,097,189	$1,096,889
Note 10 – Income Taxes

Our effective tax rate for the thirteen weeks ended October 3, 2015 was 27.4% compared to 29.8% for the thirteen weeks ended September 27, 2014. For the thirty-nine weeks ended October 3, 2015 and September 27, 2014, our effective tax rate was 41.5% and 34.0%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The thirteen weeks ended October 3, 2015 included net discrete benefits of approximately $1,945, or 2.2 percentage points of the effective tax rate, primarily related to the release of unrealized tax benefits due to expiration of statute of limitations in various jurisdictions. The thirteen weeks ended September 27, 2014 included net discrete benefits of approximately $6,618, or 6.4 percentage points of the effective tax rate, primarily driven by the release of unrealized tax benefits due to the expiration of statute of limitations in various jurisdictions.
The thirty-nine weeks ended October 3, 2015 included net discrete expenses of approximately $9,580, or 7.6 percentage points of the effective tax rate, primarily related to discrete expense of $14,580 due to an increase to the valuation allowance on foreign tax credits, partially offset by net discrete benefit of $5,000 primarily driven by the release of unrealized tax benefits due to the expiration of statute of limitations in various jurisdictions. The thirty-nine weeks ended September 27, 2014 included net discrete benefits of approximately $9,143, or 4.1 percentage points of the effective tax rate, which includes the discrete items noted above for the thirteen weeks ended September 27, 2014, as well as $2,525 of net discrete benefits primarily related to positive adjustments to certain deferred tax benefits.
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
At October 3, 2015, we had gross unrecognized tax benefits of $24,107 compared to $30,372 at January 3, 2015, representing a net decrease of $6,265 during the thirty-nine weeks ended October 3, 2015. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $6,841 and $7,625 at October 3, 2015 and January 3, 2015, respectively.
Our future effective tax rate will continue to be affected by changes in the relative mix of taxable income and losses in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the IRS and other tax authorities. The IRS has concluded its examinations of tax years prior to 2012. It is possible that within the next twelve months, ongoing tax examinations in the United States and several of our foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we do not expect our assessment of unrecognized tax benefits to change significantly over that time.

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales
North America	$4,477,097	$5,134,339	$13,537,238	$13,887,423
Europe	2,928,507	3,200,399	8,857,752	10,077,384
Asia-Pacific	2,528,116	2,378,228	7,553,865	7,026,471
Latin America	582,160	524,874	1,764,729	1,539,930
Total	$10,515,880	$11,237,840	$31,713,584	$32,531,208
Income (loss) from operations
North America	$88,742	$85,716	$223,596	$219,484
Europe	2,577	2,090	20,913	(6,039)
Asia-Pacific	31,816	31,005	94,358	71,455
Latin America	7,056	9,205	24,493	26,155
Stock-based compensation expense	(10,762)	(8,301)	(28,291)	(24,761)
Impairment of internally developed software	—	—	(115,856)	—
Total	$119,429	$119,715	$219,213	$286,294
Capital expenditures
North America	$35,121	$8,430	$77,315	$41,126
Europe	3,862	1,339	11,514	5,493
Asia-Pacific	2,958	1,373	8,409	4,597
Latin America	508	330	1,784	1,153
Total	$42,449	$11,472	$99,022	$52,369
Depreciation
North America	$16,455	$16,141	$47,969	$44,982
Europe	3,082	3,364	8,630	11,117
Asia-Pacific	2,744	2,635	8,182	7,812
Latin America	449	406	1,428	1,151
Total	$22,730	$22,546	$66,209	$65,062
Amortization of intangible assets
North America	$8,115	$9,955	$28,847	$29,574
Europe	3,167	2,977	11,306	8,682
Asia-Pacific	1,997	1,430	5,743	4,269
Latin America	927	205	1,330	615
Total	$14,206	$14,567	$47,226	$43,140

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segment are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Integration, transition and other costs (a)
North America	$5,901	$4,591	$16,545	$12,924
Europe	5,749	4,341	8,601	6,105
Asia-Pacific	3,674	267	5,311	2,157
Latin America	729	—	2,356	—
Total	$16,053	$9,199	$32,813	$21,186

(a)
Costs are primarily related to (i) professional, consulting and integration costs associated with our acquisitions, (ii) consulting, retention and transition costs associated with our organizational effectiveness program charged to selling, general and administrative, or SG&A, expenses and (iii) a charge of $4,736 for an estimated settlement of employee related taxes assessed in Europe recorded in the third quarter of 2015. Also included is a gain of $6,600 related to the final settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in North America in the first quarter of 2014.

For a segment breakdown of reorganization costs, refer to Note 8.

	As of
	October 3, 2015	January 3, 2015
Identifiable assets
North America	$4,887,004	$5,899,901
Europe	3,357,395	3,599,400
Asia-Pacific	2,438,766	2,564,273
Latin America	778,584	767,869
Total	$11,461,749	$12,831,443
Long-lived assets
North America	$445,467	$561,809
Europe	143,637	105,913
Asia-Pacific	72,558	76,177
Latin America	21,737	7,220
Total	$683,399	$751,119

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	October 3, 2015		September 27, 2014
Net sales:
United States	$4,183,568	40%	$4,763,535	42%
Outside of the United States	6,332,312	60%	6,474,305	58%
Total	$10,515,880	100%	$11,237,840	100%

	Thirty-nine Weeks Ended
	October 3, 2015		September 27, 2014
Net sales:
United States	$12,611,394	40%	$12,714,462	39%
Outside of the United States	19,102,190	60%	19,816,746	61%
Total	$31,713,584	100%	$32,531,208	100%

			As of
			October 3, 2015	January 3, 2015
Long-lived assets:
United States			$424,006	$493,475
Outside of the United States			259,393	257,644
Total			$683,399	$751,119

Note 12 – Commitments and Contingencies
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,280 at October 3, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at October 3, 2015.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($7,510 at October 3, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($6,701 at October 3, 2015 exchange rates) of associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,114 at October 3, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($773 at October 3, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($386 at October 3, 2015 exchange rates) of associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,726 ($2,767 at October 3, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,363 ($1,384 at October 3, 2015 exchange rates) of associated penalties. After working with our advisors, we believe these matters do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 273,366 ($70,526 at October 3, 2015 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $9,965. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in accrued expenses.

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
In August 2015, the FASB issued ASU 2015-15,"Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting". The guidance in the previously issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have a material impact on our financial position, and we intend to adopt this standard in 2016.
Note 14- Subsequent Event
On October 29, 2015 we declared a quarterly dividend of $0.10 per share. The dividend will be payable to the stockholders of record on November 10, 2015, and paid on November 24, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Exchange Act, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements, and may include, but are not limited to, management’s expectations of competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; pricing strategies and customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; additional cost reduction measures and related restructuring costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; effective tax rates; acquisitions and integration costs and benefits to our business; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015 and this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission. These factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. We disclaim any duty to update any forward-looking statements.

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
We sell finished products purchased from many vendors but generated approximately 14%, 12% and 10% of our consolidated net sales for the thirteen weeks ended October 3, 2015 from products purchased from Hewlett-Packard Company, Apple Inc. and Cisco Systems, Inc., respectively. We generated approximately 14%, 9%, and 9% of our consolidated net sales for the thirteen weeks ended September 27, 2014 from products purchased from Hewlett-Packard Company, Apple Inc., and Cisco Systems, Inc., respectively.
For the thirty-nine weeks ended October 3, 2015, we generated approximately 15% and 12% of our consolidated net sales, and for the thirty-nine weeks ended September 27, 2014, approximately 15% and 9% of our consolidated net sales from products purchased from Hewlett-Packard Company and Apple Inc., respectively.

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
The 2014 Program is complete and has generated in excess of $80,000 in annual cost savings compared to the 2013 fiscal year. We have incurred reorganization as well as transition and other related costs aggregating $11,920 for the thirty-nine weeks ended October 3, 2015, which includes $6,015 related to employee termination benefits associated with this program and $5,906 of transition and integration costs.
In addition, in May 2015, we announced our intention to take additional actions globally to further streamline our cost structure. These actions are expected to result in annualized savings of approximately $100,000 in 2016, and realized savings of approximately $15,000 in 2015, while one-time costs associated with these actions are expected to be between $50,000 to $60,000. During the thirteen and thirty-nine weeks ended October 3, 2015, we recognized $19,325, and $23,176, respectively, of reorganization costs related to this plan with the remainder expected to be recognized in the final quarter of 2015.
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
During the third quarter of 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy, as well as authorization of a new three-year, $300,000 share repurchase program. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the thirteen weeks ended October 3, 2015, we declared and paid a cash dividend of $0.10 per share, totaling $15,196. On October 29, 2015, we declared an additional cash dividend of $0.10 per share that will be paid on November 24, 2015 to shareholders of record on November 10, 2015. Under our share repurchase programs, we have repurchased 6,363 and 8,032 shares of Class A Common Stock, respectively, for consideration of $161,399 and $205,608, respectively, during the thirteen and thirty-nine weeks ended October 3, 2015.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended October 3, 2015 Compared to the Thirteen Weeks Ended September 27, 2014

	Thirteen Weeks Ended				Change - Increase (Decrease)
	October 3, 2015		September 27, 2014		Amount	Percentage
Net sales by reporting segment
North America	$4,477,097	43%	$5,134,339	46%	$(657,242)	(12.8)%
Europe	2,928,507	28	3,200,399	28	(271,892)	(8.5)
Asia-Pacific	2,528,116	24	2,378,228	21	149,888	6.3
Latin America	582,160	5	524,874	5	57,286	10.9
Total	$10,515,880	100%	$11,237,840	100%	$(721,960)	(6.4)%

	Thirteen Weeks Ended				Change - Increase (Decrease)
	October 3, 2015		September 27, 2014		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$88,742	1.98%	$85,716	1.67%	$3,026	0.31%
Europe	2,577	0.09	2,090	0.07	487	0.02
Asia-Pacific	31,816	1.26	31,005	1.30	811	(0.04)
Latin America	7,056	1.21	9,205	1.75	(2,149)	(0.54)
Stock-based compensation expense	(10,762)	—	(8,301)	—	(2,461)	—
Total	$119,429	1.14%	$119,715	1.07%	$(286)	0.07%

	Thirteen Weeks Ended
	October 3, 2015	September 27, 2014
Net sales	100.00%	100.00%
Cost of sales	93.69	94.25
Gross profit	6.31	5.75
Operating expenses:
Selling, general and administrative	4.86	4.40
Amortization of intangible assets	0.14	0.13
Reorganization costs	0.18	0.15
Impairment of internally developed software	—	—
Income from operations	1.14	1.07
Other expense, net	0.29	0.15
(Loss) income before income taxes	0.85	0.92
Provision for income taxes	0.23	0.27
Net (loss) income	0.62%	0.64%

Management's Discussion and Analysis Continued

The 6.4% decrease in our consolidated net sales for the thirteen weeks ended October 3, 2015, or third quarter of 2015, compared to the thirteen weeks ended September 27, 2014, or third quarter of 2014, was driven by the translation impact of weaker foreign currencies, which had a negative impact of eight percentage points. Our acquisitions of Armada, Anovo, Aptec Saudi and distribution businesses in Chile and Peru contributed approximately two percentage points of growth. Our global revenue growth in local currencies reflects solid growth in Europe, Asia-Pacific and Latin America, partially offset by declines in North America. Technology solutions revenue increased with modest IT spending growth across most segments and regions, partially offset by softer consumer demand, particularly for personal computers in North America, which benefited from strong sales last year due to the expiration of Microsoft XP support. Mobility sales declined modestly, with lower Verizon Wireless channel sales, as anticipated, more than offsetting strong iPhone demand globally and the contribution from recently acquired Anovo.
The 12.8% decrease in North American net sales in the third quarter of 2015 compared to the third quarter of 2014 includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately two percentage points. The remaining decrease reflects lower distribution sales in mobility, as we exited portions of the North American mobility distribution business that did not meet our profitability requirements. Distribution revenues were also down as demand for personal computers (PC) and tablets declined when compared to the robust PC growth in the prior year. These decreases were partially offset by good performance in data center and networking infrastructure solutions sales, and strength in higher value specialty categories of training services, virtualization and unified communications. Cloud and logistics is also growing, as we continue to gain traction from these businesses, although from a small base currently.
The 8.5% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 16 percentage points. Our acquisition of Anovo contributed approximately two percentage points of growth. Revenue in all lines of business were up in local currency. Demand for iPhones remained strong, while PC sales were relatively flat. Demand in Germany was solid, with strength in networking and mobility, while France, Italy and Spain contributed strong growth particularly in specialty and advanced solutions.
The 6.3% increase in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately ten percentage points. Our acquisitions of Armada and Aptec Saudi contributed approximately five percentage points of growth. The region saw growth in higher margin advanced solutions and had a modest increase in PC sales. Australia continued to contribute double-digit growth in local currency, benefiting from share gains across most product lines and new vendor additions. India also had strong growth across most product lines, particularly in the enterprise market. China had solid growth particularly in mobility.
The 10.9% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 21 percentage points. Our recent acquisitions of distribution businesses in Peru and Chile and the addition of Anovo contributed a total of approximately 11 percentage points of growth. Brazil and Mexico both had robust double-digit growth, with strength broadly, including advanced solutions and consumer sales.
Gross profit margin increased by 56 basis points, in the third quarter of 2015 compared to the third quarter of 2014, driven by the benefit of the higher margin Anovo business, which added 30 basis points to our gross margin, and a greater mix of advanced solutions sales, particularly in North America and Europe. Additionally, the lower mix of sales from our North American mobility distribution business had a positive impact on gross margin when compared to the prior year.
Total selling, general and administrative expenses, or SG&A expenses, increased $16,483, or 3.3%, in the third quarter of 2015 compared to the third quarter of 2014. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $40,000, costs associated with growth in our cloud and commerce and fulfillment businesses, variable costs associated with the increased volume of sales in local currency, and further organic investment in higher value businesses; partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $38,000 and savings from the implementation of our reorganization programs. We also incurred a charge of $4,736 for an estimated settlement of employee related taxes assessed in Europe recorded in the third quarter of 2015.
Amortization of intangible assets decreased $361 in the third quarter of 2015 compared to the third quarter of 2014 due to foreign currency translation as well as certain intangible assets becoming fully amortized during the current quarter.
During the third quarter of 2015 and 2014, we incurred net reorganization costs of $18,958 and $17,300, respectively. 2015 amounts primarily related to employee termination costs incurred for our recently announced global actions, while 2014 costs primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 8 to our consolidated financial statements).

Management's Discussion and Analysis Continued

Operating margin in the third quarter of 2015 increased seven basis points compared to the third quarter of 2014, primarily reflecting a better mix of higher margin core business sales.
The increase in our North American operating margin of 31 basis points in the third quarter of 2015 compared to the third quarter of 2014 reflects a better mix of higher margin advanced solutions sales, as well as lower consumer sales, particularly for PC's. In addition, we reduced a portion of the mobility distribution business that did not meet our profitability targets. These improvements were partially offset by continued strategic investments to capitalize on the momentum we are gaining in our growing cloud and commerce and fulfillment businesses. Additionally, reorganization, integration, transition and acquisition-related charges increased $4,388 versus the prior year primarily related to reorganization costs related to our 2015 actions.
The increase in our European operating margin of two basis points in the third quarter of 2015 compared to the third quarter of 2014 primarily reflects lower reorganization, integration, transition and acquisition-related costs of $2,930 versus the prior year. Additionally, a better mix of higher advanced solutions and specialty sales was offset by further investment in building out capabilities in higher margin businesses, including mobility, and efforts to expand our cloud businesses into new countries in Europe.
Our Asia-Pacific operating margin decreased four basis points in the third quarter of 2015 compared to the third quarter of 2014 due to higher reorganization, integration and transition costs of $6,309, or 26 basis points of Asia-Pacific net sales, as compared to the prior year. These declines were partially offset by our focus on growing higher margin advanced solutions sales which helped drive strong improvement in Australia, Singapore and the Middle East business.
The decrease in our Latin American operating margin of 54 basis points in the third quarter of 2015 compared to the third quarter of 2014 primarily reflects lower mobility contribution and a lower transitional contribution from acquired businesses in Peru and Chile where cost synergies are not expected to be fully realized until the fourth quarter of 2015.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $30,015 in the third quarter of 2015 compared to $16,758 in the third quarter of 2014. The increase is primarily attributable to the foreign currency exchange loss of $2,340 recorded in our Pan European purchasing entity in the current year compared to a gain of $6,351 in this entity in the prior year. The increase also reflects incremental interest expense due to higher average interest rates as a result of the December 2014 issuance of $500,000 of 4.95% senior unsecured notes due 2024, and higher currency losses due to volatility in the market globally and higher hedging costs.
We recorded an income tax provision of $24,492, for an effective tax rate of 27.4%, in the third quarter of 2015 compared to $30,723, or an effective tax rate of 29.8%, in the third quarter of 2014. The current quarter income tax provision includes a net benefit of $1,945, or two percentage points, of the effective tax rate, primarily related to the release of unrealized tax benefits due to expiration of statute of limitations in various jurisdictions. The prior year income tax provision included a net benefit of $6,618, or six percentage points, of the effective tax rate, driven primarily by the release of unrealized tax benefits due to the expiration of the statute of limitations in various tax jurisdictions. In addition, the prior year income tax provision included the negative impact of approximately one percentage point related to restructuring charges recorded in jurisdictions where there was no tax benefit realized. We currently expect our full year 2015 effective tax rate to be approximately 31%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Results of Operations for the Thirty-nine Weeks Ended October 3, 2015 Compared to the Thirty-nine Weeks Ended September 27, 2014

	Thirty-nine Weeks Ended				Change - Increase (Decrease)
	October 3, 2015		September 27, 2014		Amount	Percentage
Net sales by reporting segment
North America	$13,537,238	43%	$13,887,423	43%	$(350,185)	(2.5)%
Europe	8,857,752	28	10,077,384	31	(1,219,632)	(12.1)
Asia-Pacific	7,553,865	24	7,026,471	22	527,394	7.5
Latin America	1,764,729	5	1,539,930	5	224,799	14.6
Total	$31,713,584	100%	$32,531,208	100%	$(817,624)	(2.5)%

	Thirty-nine Weeks Ended				Change - Increase (Decrease)
	October 3, 2015		September 27, 2014		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$223,596	1.65%	$219,484	1.58%	$4,112	0.07%
Europe	20,913	0.24	(6,039)	(0.06)	26,952	0.30
Asia-Pacific	94,358	1.25	71,455	1.02	22,903	0.23
Latin America	24,493	1.39	26,155	1.70	(1,662)	(0.31)
Stock-based compensation expense	(28,291)	—	(24,761)	—	(3,530)	—
Impairment of internally developed software	(115,856)	—	—	—	(115,856)	—
Total	$219,213	0.69%	$286,294	0.88%	$(67,081)	(0.19)%

	Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014
Net sales	100.00%	100.00%
Cost of sales	93.89	94.19
Gross profit	6.11	5.81
Operating expenses:
Selling, general and administrative	4.81	4.55
Amortization of intangible assets	0.15	0.13
Reorganization costs	0.09	0.24
Impairment of internally developed software	0.37	—
Income from operations	0.69	0.88
Other expense, net	0.29	0.19
Income before income taxes	0.40	0.69
Provision for income taxes	0.17	0.23
Net income	0.23%	0.45%

Management's Discussion and Analysis Continued

The decrease of 2.5% in our consolidated net sales for the thirty-nine weeks ended October 3, 2015, or first nine months of 2015, compared to the thirty-nine weeks ended September 27, 2014, or first nine months of 2014, largely reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately eight percentage points. Our acquisitions of Armada, Anovo, Aptec Saudi and distribution businesses in Chile and Peru contributed approximately two percentage points of growth. Our global revenue growth in local currencies reflects solid growth in Europe, Asia-Pacific and Latin America, partially offset by a decline in North America. Distribution revenue increased with modest IT spending growth across most segments and regions and we had growth in mobility with the addition of Verizon channel business in North America and strong iPhone demand globally.
The 2.5% decrease in North American net sales in the first nine months of 2015 compared to the first nine months of 2014 includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. Revenue growth was impacted by a decline in mobility, as we exited portions of the North American mobility distribution business that did not meet our profitability requirements. Revenues were also down as demand for PC's and tablets declined when compared to the robust PC growth in the prior year. These declines were partially offset with continued solid performance in advanced solutions, led by strong data center and IT infrastructure sales. We continue to gain traction in cloud and logistics, although from a small base currently.
The 12.1% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 17 percentage points. Our acquisition of Anovo contributed approximately one percentage point of growth. France, Sweden and Italy all delivered double-digit growth in local currencies. In Germany, consumer business slowed in the first half of 2015 following strong sales at the end of 2014 in anticipation of a weakening Euro impacting local pricing, but demand has begun to improve as we entered the second half of 2015. Mobility handset sales were strong in the region, related primarily to strong iPhone demand. Technology and other solutions sales were up low single digits in local currency, benefiting in part from strong networking sales.
The 7.5% increase in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately seven percentage points. Our acquisitions of Armada and Aptec Saudi contributed approximately four percentage points of growth. India and Australia generated double-digit growth in local currencies driven by strength across most product lines, including solid performance in advanced solutions, and strong demand for smartphones. China contributed modest growth, benefiting from strength in certain vendor lines, including iPhones.
The 14.6% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 16 percentage points. Our recent acquisitions of distribution businesses in Peru and Chile and the addition of Anovo contributed a total of approximately 10 percentage points of growth. Mexico and Brazil both had robust double-digit growth, with strength broadly, including advanced solutions and consumer sales. Miami Export also delivered solid growth, driven in part by strong smartphone and personal computer sales.
Gross profit margin increased by 30 basis points, in the first nine months of 2015 compared to the first nine months of 2014, driven by the benefit of the higher margin Anovo business which added 27 basis points and a greater mix of advanced solutions sales, partially offset by growth in lower margin mobility handset sales in the first half of the year.
Total selling, general and administrative expenses, or SG&A expenses, increased $44,597, or 3.0%, in the first nine months of 2015 compared to the first nine months of 2014. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $100,000, costs associated with growth in our cloud and commerce and fulfillment businesses, variable costs associated with the increased volume of sales, and further organic investment in higher value businesses; partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $111,000 and savings from the implementation of our organizational effectiveness program. In addition, the current year included a charge of $4,736, or one basis point of consolidated net sales, for an estimated settlement of employee related taxes assessed in Europe recorded in the third quarter of 2015, while the prior year included a net benefit of approximately $6,600, or two basis points of consolidated net sales, relating to the receipt from a LCD flat panel display class action settlement.
Amortization of intangible assets increased $4,086 in the first nine months of 2015 compared to the first nine months of 2014 due to our recent acquisitions.
During the first nine months of 2015 and 2014, we incurred net reorganization costs of $29,234 and $79,237, respectively. 2015 primarily related to employee termination benefits incurred in conjunction with our global actions announced in 2015, while 2014 costs primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 8 to our consolidated financial statements).

Management's Discussion and Analysis Continued

During the first nine months of 2015, we recognized a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 due to the decision to cancel future deployments of SAP discussed above.
Operating margin in the first nine months of 2015 decreased 19 basis points compared to the first nine months of 2014, primarily reflecting the impairment of internally developed software of $115,856, or 37 basis points, as discussed above, partially offset by lower reorganization, integration, transition and acquisition-related charges of $38,376, or 12 basis points of consolidated net sales versus the prior year, as well as a better mix of higher margin sales in the current year. The prior year also included the net benefit of $6,600, or two basis points of net sales, related to the LCD flat panel display class action settlement that did not recur.
The increase in North American operating margin of seven basis points in the first nine months of 2015 compared to the first nine months of 2014 primarily reflects a better mix of higher margin advanced solutions sales, partially offset by continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses. The current period included lower reorganization, integration, transition and acquisition-related charges of $4,542, or three basis points of North American net sales, compared to the prior year. The prior year also included the benefit of the impact of the LCD class action settlement of $6,600, or five basis points of North American net sales.
The increase in our European operating margin of 30 basis points in the first nine months of 2015 compared to the first nine months of 2014 primarily reflects lower charges of $41,051, or 41 basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our organizational effectiveness program and the integration of BrightPoint, compared to the prior year. Gross margins improved driven by the benefit of the higher margin Anovo business, a better mix of sales, and the region realized incremental benefits from our organizational effectiveness program. However, these benefits were reduced by strategic investments and costs associated with growing our European mobility, cloud and commerce and fulfillment capabilities in the region.
The increase in our Asia-Pacific operating margin of 23 basis points in the first nine months of 2015 compared to the first nine months of 2014 reflects a better mix of products, including more advanced solution sales in Australia, Singapore and in the Middle East. These increases were partially offset by increased reorganization, integration and transition costs of $4,821, or seven basis points of Asia-Pacific net sales compared to the prior year, as well as our strategic investment in cloud in this region.
The decrease in our Latin American operating margin of 31 basis points in the first nine months of 2015 compared to the first nine months of 2014 reflects a greater mix of lower-margin volume sales from acquired businesses in Peru and Chile, as well as investments in our newly established mobility business.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $92,945 in the first nine months of 2015 compared to $62,482 in the first nine months of 2014. The increase is primarily attributable to the year-over-year increase also reflects a foreign currency exchange loss of $7,102 recorded in our Pan European purchasing entity in the current year compared to a gain of $8,612 in this entity in the prior year. The increase also reflects incremental interest expense due to higher average interest rates as a result of the December 2014 issuance of $500,000 of 4.95% senior unsecured notes due 2024, and higher foreign currency losses due to volatility in the market globally and higher hedging costs.
We recorded an income tax provision of $52,364, or an effective tax rate of 41.5%, in the first nine months of 2015 compared to $76,132, or an effective tax rate of 34.0%, in the first nine months of 2014. The current year income tax provision includes a net cost of $9,580, or eight percentage points, due to a $14,580 increase to the valuation allowance on foreign tax credits, driven by lower royalties from foreign affiliates due to the decision to cancel future deployments of SAP, partially offset by net benefit of $5,000, primarily driven by the release of unrealized tax benefits due to statute of limitations in various jurisdictions. The prior year income tax provision included the negative impact of approximately four percentage points related to restructuring charges recorded in jurisdictions where there was no tax benefit realized. We currently expect our full year 2015 effective tax rate to be approximately 31%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

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

Management's Discussion and Analysis Continued

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreases in cash flows from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of the third quarter of 2015 was 25 compared to 25 at the end of the 2014 fiscal year, 27 at the end of the third quarter of 2014, and 22 at the end of the 2013 fiscal year.
The following is a detailed discussion of our cash flows for the first nine months of 2015 and 2014.
Operating activities provided net cash of $965,881 in the first nine months of 2015 compared to net cash used of $393,943 in the first nine months of 2014. The net cash provided from operations in the first nine months of 2015 largely reflects the lower working capital required for the seasonally lower volume of business in the third quarter of 2014 versus the fourth quarter of the prior year as working capital days have remained constant at 25. Cash used by operations in 2014 reflected a five day increase in working capital days compared to the preceding fiscal year end and a lower seasonal decline in volume, both of which reflected the significant growth in our Verizon Wireless retail channel business which began in the second quarter of 2014.
Investing activities used net cash of $193,732 in the first nine months of 2015 compared to $80,149 in the first nine months of 2014. The cash used by investing activities in the first nine months of 2015 was primarily driven by our acquisitions of $100,855 and capital expenditures of $99,022. The cash used in investing activities in the first nine months of 2014 was primarily related to capital expenditures of $52,369, acquisitions of $18,880 and a payment for a cost-based investment of $10,000.
Financing activities used net cash of $509,705 in the first nine months of 2015 compared to net cash provided of $304,414 in the first nine months of 2014. The net cash used by financing activities in the first nine months of 2015 primarily reflects net repayments of our revolving credit facilities of $301,156, the repurchase of common stock for $205,608 and dividends paid to shareholders of $15,196. The net cash provided by financing activities in the first nine months of 2014 primarily reflects the net proceeds of $283,133 from our revolving credit facilities as well as the proceeds of $16,943 from exercise of stock options.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,389,765, of which $1,224,434 was outstanding, at October 3, 2015. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $945,317 and $692,777 at October 3, 2015 and January 3, 2015, respectively, of which $482,351 and $432,332, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. During July 2015, our Board of Directors approved a new share repurchase program and the adoption of a quarterly cash dividend policy. As of October 3, 2015 and January 3, 2015, we had book overdrafts of $329,498 and $400,323 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.

Management's Discussion and Analysis Continued

We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. We currently anticipate the cash used for future dividends, the share repurchase program and debt repayments will come from our current domestic cash, cash generated from on-going U.S. operating activities and from borrowings. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semiannually in arrears on June 15 and December 15. At October 3, 2015 and January 3, 2015, our senior secured notes due 2024 had a carrying value of $498,387 and $498,255, respectively, net of unamortized discount of $1,613 and $1,745, respectively.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At October 3, 2015 and January 3, 2015, our senior unsecured notes due 2022 had a carrying value of $298,768 and $298,634, respectively, net of unamortized discount of $1,232 and $1,366, respectively.
At October 3, 2015 and January 3, 2015, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year.
These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018.  Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $0 and $185,000 at October 3, 2015 and January 3, 2015, respectively, under this North American financing program.
We also have three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific as follows:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $118,041 at October 3, 2015 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to €45,000, or approximately $50,589 at October 3, 2015 exchange rates, maturing in May 2016.

c)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $112,480 at October 3, 2015 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at October 3, 2015 or January 3, 2015 under any of these three financing programs.
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
At October 3, 2015, our actual aggregate capacity under these programs was approximately $956,110 based on eligible trade accounts receivable available. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At October 3, 2015, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,436,490.

Management's Discussion and Analysis Continued

We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at October 3, 2015 or January 3, 2015 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At October 3, 2015 and January 3, 2015, letters of credit of $9,101 and $12,141, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $836,500 at October 3, 2015. Most are on an uncommitted basis and are reviewed periodically for renewal. At October 3, 2015 and January 3, 2015, respectively, we had $127,279 and $187,026 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.0% and 6.9% per annum at October 3, 2015 and January 3, 2015, respectively. At October 3, 2015 and January 3, 2015, letters of credit totaling $52,800 and $37,195, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.
Covenant Compliance
We must comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock we can repurchase annually. At October 3, 2015, we were in compliance with all material covenants or other material requirements in all of our financing facilities.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 3, 2015 and January 3, 2015, we had a total of $293,097 and $276,808, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015 other than those noted in this “Capital Resources” section.

Dividends Paid to Shareholders

On July 30, 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the thirteen weeks ended October 3, 2015, we declared a cash dividend of $0.10 per share, totaling $15,196, which was paid on September 15, 2015. On October 29, 2015 we declared a quarterly dividend of $0.10 per share. The dividend will be payable to the stockholders of record on November 10, 2015, and paid on November 24, 2015. We may modify, suspend or cancel our cash dividend policy in any manner and at any time.
Share Repurchase Program
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplements our previously authorized $400,000 share repurchase program which expires on October 27, 2015, and has been completely utilized at October 3, 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and has $218,487 remaining for repurchase at October 3, 2015.
Other Matters
See Note 12 to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the thirty-nine weeks ended October 3, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 3, 2015.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,280 at October 3, 2015 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at October 3, 2015.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo municipal tax assessment claiming Brazilian Reais 29,111 ($7,510 at October 3, 2015 exchange rates) of service taxes were due on the resale of acquired software covering years 2002 through 2006, plus Brazilian Reais 25,972 ($6,701 at October 3, 2015 exchange rates) of associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,114 at October 3, 2015 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming Brazilian Reais 2,996 ($773 at October 3, 2015 exchange rates) of service taxes due on the importation of software covering the year 2007 plus Brazilian Reais 1,498 ($386 at October 3, 2015 exchange rates) of associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming Brazilian Reais 10,726 ($2,767 at October 3, 2015 exchange rates) of service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 plus Brazilian Reais 5,363 ($1,384 at October 3, 2015 exchange rates) of associated penalties. After working with our advisors, we believe these matters do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 273,366 ($70,526 at October 3, 2015 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015, which could materially affect our business, financial condition or future results. Except as set forth in the following additional risk factor, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business financial condition and/or operating results.

There Can Be No Assurance That We Will Continue To Declare Cash Dividends Or Repurchase Our Shares At All Or In Any Particular Amounts.
Our Board of Directors initiated quarterly dividends in July 2015 and repurchased shares under our share repurchase authorization in each of the past two quarters. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and, in the case of dividends, periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future cash dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; contractual restrictions, such as financial covenants under the terms of certain of our financing facilities; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchase activity could have a negative effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Share Repurchase Program
The following table provides information about our monthly share repurchase activity under our share repurchase program during the third quarter of 2015:

Issuer Purchases of Equity Securities (1)
Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 5 - August 1, 2015	3,057,062	$24.61	3,057,062	$304,648
August 2 - August 29, 2015	929,863	$25.32	929,863	281,106
August 30 - October 3, 2015	2,375,863	$26.36	2,375,863	$218,487
Total	6,362,788		6,362,788
(1) In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplements our current $400,000 share repurchase program. Our $300,000 and $400,000 share repurchase programs expire on July 29, 2018, and October 27, 2015, respectively, and have $218,487 and $0, respectively, remaining for repurchase at October 3, 2015.
We repurchased shares under these programs through the open market which were funded with available borrowing capacity and cash. Under the programs, we may repurchase shares in the open market and through privately negotiated transactions. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements.

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
October 29, 2015

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