Form 10-K
period 2016-01-02
INGRAM MICRO INC
filed 2016-02-26
CIK 1018003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
__________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-12203
Ingram Micro Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	62-1644402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3351 Michelson Drive, Suite 100, Irvine, California 92612-0697
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 4, 2015, was $3,844,865,445 based on the closing sale price on such last business day of $25.26 per share.

The registrant had 148,361,867 shares of Class A Common Stock, par value $0.01 per share, outstanding at January 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:
The information called for by Part III that is not set forth herein will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from Ingram Micro Inc.'s definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART I

ITEM 1.	BUSINESS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Exchange Act, as amended. Statements contained in the Annual Report on Form 10-K that are not purely historical are forward-looking statements, and may include, but are not limited to, management’s expectations of our pending acquisition by Tianjin Tianhai; competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; pricing strategies and customer terms and conditions; organizational effectiveness programs and related restructuring, integration and other reorganization costs; additional cost reduction measures and related restructuring costs; process and efficiency enhancements; macroeconomic conditions; our intent to pay dividends and repurchase our shares; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; effective tax rates; acquisitions and integration costs and benefits to our business; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors.” These factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. We disclaim any duty to update any forward-looking statements. Unless otherwise stated, all currency amounts, other than per share information, contained in Parts I and II are stated in thousands.

Plan of Merger

On February 17, 2016, we announced that we entered into an agreement and plan of merger (the “Merger Agreement”) with Tianjin Tianhai Investment Company, Ltd. (“Tianjin Tianhai”) a joint stock company existing under the laws of the People’s Republic of China (the “PRC”) and listed on the Shanghai Stock Exchange, and GCL Acquisition, Inc., a Delaware corporation and an indirect subsidiary of Tianjin Tianhai (“Merger Subsidiary”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Ingram Micro Inc. (the “Merger”), with Ingram Micro Inc. surviving as a wholly-owned subsidiary of Tianjin Tianhai. Concurrently with the execution of the Merger Agreement, HNA Group Co., Ltd., a limited company existing under the laws of the PRC (“HNA Group” or the “Guarantor”), an affiliate of Parent and Merger Subsidiary, has executed and delivered a guarantee (the “Guarantee”) in favor of the Company. Pursuant to the Guarantee, the Guarantor has agreed to (i) guarantee Tianjin Tianhai’s obligation to pay the Merger Consideration (as defined below) and any reverse termination fee in accordance with the terms of the Merger Agreement and (ii) assume the rights and obligations under the Merger Agreement in the event that the approval of Tianjin Tianhai’s shareholders is not obtained in accordance with the terms of the Guarantee. The consummation of the Merger is subject to the satisfaction or permitted waiver of closing conditions set forth in the Merger Agreement and is expected to occur in the second half of 2016. Upon closing, we will become a part of HNA Group and will operate as a subsidiary of Tianjin Tianhai. We expect to continue to have our headquarters in Irvine, California and expect that our executive management team will remain in place, with Alain Monié continuing to lead as CEO.

At the effective time of the Merger, each share of Ingram Micro’s Class A common stock issued and outstanding immediately before the closing, other than certain excluded shares, will be converted to the right to receive $38.90 in cash, without interest (the “Merger Consideration”). Shares of Class A common stock held by Ingram Micro (other than shares in an employee stock plan of Ingram Micro) or any of its subsidiaries and shares owned by Tianjin Tianhai or any of its subsidiaries, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law will not be entitled to receive the Merger Consideration.
The Merger Agreement requires that the Merger be approved by the holders of a majority of the outstanding shares of the Company’s common stock as well as the vote of at least two-thirds of the voting stock held by the shareholders present at a meeting of Tianjin Tianhai’s shareholders, excluding any shares held by HNA Group. If Tianjin Tianhai’s shareholders do not approve the Merger, HNA Group will assume Tianjin Tianhai’s rights and obligations under the Merger Agreement. The Merger Agreement will be presented to Ingram Micro’s shareholders at a meeting to be announced in the future.
Consummation of the Merger is subject to other customary closing conditions and contains customary representations, warranties and covenants by each party. During the period between the signing of the Merger Agreement and the effective time of the Merger, Ingram Micro is required to operate its business in the ordinary course and consistent with past practice. Under the Merger Agreement, Ingram Micro shall not declare dividends on its common stock or repurchase shares of its common stock and shall maintain an average of month-end cash and cash equivalents for the three month period prior to the closing in excess of US$424,000, The Merger Agreement also requires that Ingram Micro abide by customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions with third parties regarding alternative acquisition proposals. The Merger Agreement provides that Ingram Micro may not without the consent of Tianjin Tianhai (which consent shall not be unreasonably withheld) incur new debt or make new loans, except for (a) any indebtedness or guarantee incurred in the ordinary course of business consistent with past practice pursuant to Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring programs, (b) any refinancings, renewals or amendments in the ordinary course of business consistent with past practice of Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring programs, and (c) entering into any long-term committed facilities less than US$100,000.

The Merger Agreement contains certain termination rights for Ingram Micro and Tianjin Tianhai. The foregoing descriptions of the Merger Agreement and Guarantee do not purport to be comprehensive and are qualified in all respects by reference to (i) the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 17, 2016 and (ii) the Guarantee filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2016.
Our Background
Ingram Micro Inc., a Fortune 100 company, helps businesses realize the promise of technology by delivering a full spectrum of global technology and commerce and fulfillment services to businesses around the world. Our global infrastructure and deep expertise in technology solutions, mobility lifecycle services, commerce and fulfillment solutions and cloud services help to enable our business partners to operate efficiently and successfully in the markets they serve. We are the largest wholesale technology distributor based on revenues and a global leader in supply chain management/commerce and fulfillment and device lifecycle services. We distribute and market a large variety of technology and mobility products from leading companies, such as Acer, Apple, Dell, Cisco, Citrix, Hewlett Packard Enterprise ("HPE"), HP Inc. (“HP”), HTC, IBM, Lenovo, LG, Microsoft, Samsung, Symantec, VMware, Zebra and many others. As a vital link in the technology value chain, we create sales and profitability opportunities for vendors, resellers, mobile network operators and other customers through unique marketing programs; outsourced logistics and device lifecycle services; technical support; financial services; product aggregation and distribution; solutions creation and cloud service models.
We began business in 1979, operating as Micro D Inc., a California corporation. Through a series of acquisitions, mergers and organic growth, we have expanded and strengthened our global footprint and product breadth, and greatly increased our service capabilities. In recent years, we have made major strides in expanding our presence in areas of strategic focus. Our focus is on profitably growing and optimizing our core technology solutions business while leveraging our global infrastructure and world-class partnerships to further broaden the reach of acquired operations, including expanding and enhancing our established services business and continuing to make strategic investments in high-margin services and solutions. In 2015, we expanded our presence in device lifecycle services with the acquisition of Anovo Expansion SAS (“Anovo”), a Europe-based provider of repairs and regeneration solutions for high-tech products across Europe and Latin America, as well as two smaller European technology lifecycle services companies, CANAI Group (UK) and Clarity Technology (Portugal). We strengthened our position in e-commerce fulfillment services, gaining a solid foothold throughout Europe, with the acquisition of DocData Nederland B.V. and DocData N.V. (“DocData”), a European provider of order fulfillment, returns logistics and online payment services. We continued to broaden our geographic reach while adding new high value products and solutions with the acquisition of Grupo Acâo (“Acâo”), a leading Latin American value-add distributor. During 2015, we also acquired a 75% majority interest in Arabian Applied Technology (“Aptec Saudi”), the largest value-add technology distributor in Saudi Arabia. Additionally, we augmented our current operations in Chile and Peru with the acquisition of a competitor's operations in those countries. We significantly enhanced our cloud services capabilities and expertise with the acquisition of Odin Service Automation assets and associated technologies from Parallels Holdings Ltd., solidifying our position as a leading master Cloud Services Provider ("mCSP").
Where We Are
We have operations in 45 countries, spanning all global regions: North America (United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Russia, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (which includes Middle East and Africa ("MEA")) (Australia, the People’s Republic of China (including Hong Kong), Egypt, India, Indonesia, Israel, Lebanon, Malaysia, Morocco, New Zealand, Pakistan, Saudi Arabia, Singapore, South Africa, Thailand, Turkey and United Arab Emirates) and Latin America (Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru and Uruguay). We also operate support centers in Argentina, Bulgaria, Costa Rica, India, Philippines and Puerto Rico. Additionally, we serve many other markets where we do not have an in-country presence through our various export sales offices, including our general telesales operations in numerous markets. We sell our products and services to a global customer base of approximately 200,000 customers in more than 160 countries. Based on currently available data, we believe that we are the market share leader in technology distribution, by net sales, in North America and Latin America, and number two in Europe and Asia-Pacific.

Our Strategy and Strengths
We believe that our key strengths position us to deliver on our strategy to profitably grow and optimize our core technology solutions business while expanding and investing in higher margin advanced and specialty solutions and high value services. We believe that the current technology industry generally favors large, financially-sound distributors that have broad product portfolios, economies of scale, strong business partner relationships and wide geographic reach. We offer the largest breadth of products in our industry, providing a true "one-stop-shop" for our customers and we believe that we are the only global broad-based technology distributor with distribution operations in every region. Our extensive global coverage, breadth of product and solution offerings and wide range of business partners reduce the risks from volatility and demand fluctuations in a single market, vendor or product segment. These attributes also provide the foundation for expansion in higher margin service-oriented businesses, enabling us to take advantage of key market trends, such as global e-commerce growth, pervasive access to data from any device, big data analytics and the rise of the omni-channel. We believe there is a growing demand for additional services and solutions from companies that already have an established global presence and existing infrastructure, which is why we are strategically focused on increasing our capabilities in these areas. Our diversification strategy continues to provide us with new growth opportunities while reducing our dependence on our core set of partners and markets.
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
In our distribution services model, we buy, hold title to, and sell technology and mobility products and services to resellers who, in turn, typically sell directly to end-users or other resellers. Our distribution services enable our suppliers to reach a large, diverse and highly fragmented base of resellers, while providing resellers with multi-vendor solutions, integration services, electronic commerce tools, marketing, financing, training and enablement, technical support, and inventory management. We offer programs and services designed to support value-added resellers ("VARs") that serve as technology sources for the small- and medium-sized business ("SMB") segment. The SMB segment is generally one of the largest segments of the IT market in terms of number of customers and total dollars spent annually, and typically provides higher gross margins for distributors as it is more challenging for suppliers to penetrate directly. We are advancing our presence in the higher-value segment of the IT market and continue to add products, services and capabilities, as well as associates with the requisite technical skills to broaden our portfolio of higher-value technology solutions thereby bringing higher-value business to our resellers. Our resellers are able to cost-effectively grow their businesses by leveraging our wide array of professional services, vertical market expertise, business intelligence and analytics services, and other elements that they can employ while avoiding the requisite investment.
We offer fee-based commerce and fulfillment services, encompassing the end-to-end functions of the supply chain to vendors choosing to sell direct. Likewise, we offer fee-based services to retailers and Internet resellers seeking fulfillment services, inventory management, reverse logistics and other supply chain services. We optimize our partners’ supply chains with scalable fulfillment services that reduce costs, create efficiencies and improve execution. With the acquisition of Shipwire, Inc. ("Shipwire") in 2013 and DocData in 2015, we accelerated our growth in the global market for commerce and fulfillment services, combining the scale of our global network of distribution centers with a robust service delivery platform and enhanced order fulfillment, returns logistics and online payment services.
In recent years we have made a number of acquisitions to expand our supply chain solutions with a full suite of lifecycle services for IT, consumer electronics ("CE") and mobility products and to provide them globally. Our services include IT asset disposition ("ITAD"), data destruction, e-waste recycling, repair and refurbish services, reverse logistics solutions and trade-in services. Our solutions reduce the risk, cost and complexity associated with securely managing electronic products throughout their lifecycle in compliance with environmental and data security regulations. Our end-to-end mobile device lifecycle services utilize multi-disciplinary expertise to solve the challenges of many of the world’s leading mobile technology manufacturers, mobile network operators, retailers and VARs. Services include forward and reverse logistics, subscriber identity module ("SIM") kitting, customization services (device configuration, software/application loading, customized packaging and flashing), eBusiness (e-commerce platform, IT integration and hosted web stores on demand), airtime activation, managed financial services, advanced planning and trade-in programs, and repair, refurbishment and asset recovery.
As an mCSP we enable partners across multiple channels to connect their customers through the Ingram Micro Cloud Ecosystem. Through a global marketplace, partners can provision cloud solutions from industry-leading vendors, as well as leverage best practice migration and integration services, and enablement programs. Over the past year we have deployed the Ingram Micro

Cloud Marketplace and proprietary automation platform in 14 new countries, bringing the total to 17 countries worldwide. Our Cloud Marketplace offers a comprehensive catalog of cloud solutions, including communication and collaboration, security, infrastructure, business applications and cloud management services. Our acquisition of the Odin Service Automation platform allows us to accelerate investments in the technology roadmap toward serving new segments, as well as offer existing customers more capabilities. Odin is also offered as a private label to larger service providers and businesses in need of a dedicated cloud consumption platform.
Although services continue to represent one of the key components of our long-term strategy, they represented less than 10% of our annual revenues in 2015.
Who Our Customers Are
We conduct business with most of the leading resellers of IT products and services around the world and with many of the world’s leading mobility companies. We serve a customer base that is divided into categories including VARs, corporate resellers, retailers, custom installers, systems integrators, mobile network operators, mobile virtual network operators, direct marketers, Internet-based resellers, independent dealers, product category specialists, reseller purchasing associations, managed service providers, cloud services providers, PC assemblers, independent agents and dealers, IT and mobile device manufacturers and other distributors. Many of our customers are heavily dependent on partners with the necessary systems, capital, inventory availability, and distribution and repair facilities in place to provide fulfillment and other services. We try to reduce our exposure to the impact of business fluctuations by maintaining a balance in the customer categories we serve.
In most cases we conduct business with our customers under our general terms and conditions, without minimum purchase requirements. We also have resale contracts with some of our reseller customers that are terminable at will after a reasonable notice period and have no minimum purchase requirements. We typically ship products on the same day we receive and accept customers' purchase orders. Unless otherwise requested, substantially all of our products are delivered by common freight carriers. Backlog is usually not material to our business because orders are generally filled shortly after acceptance. We have specific agreements in place with certain manufacturers and resellers in which we provide supply chain management services such as order management, technical support, call center services, forward and reverse logistics management, repair services, configuration management, and procurement management services. These agreements generally may be terminated by either party without cause following reasonable notice. The service offerings we provide to our customers are discussed in the previous section under “What Services We Provide.” Our mobile device lifecycle services are typically provided pursuant to agreements with terms between one and three years and most may be terminated by either party subject to a short notice period.
Our business is not substantially dependent on any of these distribution or supply chain services contracts. No single customer accounted for more than 10% of our total revenue in fiscal 2015.
How We Sell and Market
We employ sales representatives and technical specialists worldwide, both in the field and on our campuses, who assist resellers with product specifications and solution design, system configuration, new product/service introductions, pricing, and availability. In addition, our sales representatives regularly introduce our reseller partners to new technologies and markets in order to assist them in expanding their business. Through www.ingrammicro.com our resellers can locate and order products and monitor account and order status utilizing electronic data interchange with partners in a wide variety of formats. In addition, we offer pre- and post-sales service capabilities along with order entry through our web site. Our Click2License tool enables software license ordering, renewal management and extends to the end customer on behalf of the reseller.  Resellers access and order cloud services from our Cloud Marketplace, a transactional online marketplace for channel partners and IT professionals.
Our product management and marketing groups help create demand for our suppliers’ products and services, enable the launch of new products, and facilitate customer contact. Our marketing programs are tailored to meet specific supplier and reseller customer needs. These needs are met through a wide offering of services by our in-house marketing organizations, including advertising, direct mail campaigns, market research, online marketing, retail programs, sales promotions, training, solutions marketing, and assistance with trade shows and other events. We also provide marketing programs for specific industries and vertical markets, including healthcare and government. In addition, we create and utilize specialized channel marketing communities to deliver focused resources and business building support to solution providers.
Our Products and Suppliers
We distribute and market hundreds of thousands of technology products worldwide from more than 1,800 of the industry’s premier computer hardware suppliers, mobility hardware suppliers, networking equipment suppliers, software publishers, cloud service providers, and other suppliers of computer peripherals, CE, unified communication and collaboration, AIDC/POS and physical security products.

In the distribution business, our suppliers generally provide warranties on the products we distribute directly to end users or which we pass through to our customers, and allow returns of defective products, including those returned to us by our customers. We generally do not independently provide warranties on the products we distribute; however, local laws may impose warranty obligations upon distributors, such as in cases where the supplier is not present in the market in question (in such cases we typically have return rights with the supplier) or in the event of the supplier's insolvency or liquidation. In certain markets we administer extended warranty programs, supported by a third party, on supplier products. We may provide warranty services for products that we build to order from components purchased from other sources. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. We also generally provide a 90-day warranty on the workmanship on products that we repair under repair services contracts with our customers. Historically, warranty expense has not been material.
We have written distribution agreements with many of our suppliers and these agreements usually provide for nonexclusive distribution rights and often include territorial restrictions that limit the countries, and in some cases certain channels, in which we may distribute the products. Some of our agreements with our suppliers may contain limitations of liability with respect to our suppliers’ obligations and warranties. The agreements also are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. Certain distribution agreements either require (at our option) or allow for the repurchase of inventory upon termination of the agreement. In cases in which suppliers are not obligated to accept inventory returns upon termination, some suppliers will nevertheless elect to repurchase the inventory while other suppliers will assist with either liquidation or resale of the inventory.
Products purchased from HP and HPE combined generated approximately 14%, 14%, and 15% of our net sales in 2015, 2014 and 2013, respectively, products purchased from Apple Inc. generated approximately 12% of our consolidated net sales in 2015 and less than 10% in preceding years. There were no other vendors that represented 10% or more of our net sales in any of the last three years.
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
Over the past several years, our distribution product category revenues on a consolidated basis have generally been within the following ranges:

• IT Peripherals:	30-40%
• Systems:	30-35%
• Software:	10-15%
• Networking:	15-20%
• Mobility:	0-17%
IT Peripherals.    We offer a variety of products within the peripherals category that fall within the following sub-categories: traditional IT peripherals (for example, printers and scanners): digital signage products; CE products; AIDC/POS products; physical security products; services provided by third parties and resold by Ingram Micro; components; and supplies and accessories.
Systems.    We offer a variety of systems, such as rack, tower and blade servers; desktops; and portable personal computers and tablets.
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
Within our Technology Solutions business, we compete against broad-based IT distributors such as Tech Data and Synnex Corporation. There are a number of specialized competitors that focus on one market or product or a particular sector with which we compete. Examples include Avnet and Arrow in components and enterprise products; Westcon in networking and security; D&H Distributing, ADI, and Petra in consumer electronics; and ScanSource and BlueStar in AIDC/POS products. While we face some competitors in more than one region, others are specialized in local markets, such as Synnex Technology International (Asia-Pacific), Digital China (China), Redington (India, MEA), Dicker Data (Australia and New Zealand), Intcomex (Latin America), Esprinet (Italy and Spain), ALSO Holding AG (Europe) and Metra Computer (MEA).
The evolving direct-sales relationships between manufacturers, resellers, and end-users continue to introduce change into our competitive landscape. We compete, in some cases, with hardware suppliers and software publishers that sell directly to reseller customers and end-users. However, we may become a business partner with these companies by providing supply chain services optimized for the IT market. Additionally, as consolidation occurs among certain reseller segments and customers gain market share and build capabilities similar to ours, certain resellers, such as direct marketers, may become our competitors. As some manufacturer and reseller customers move their back-room operations to distribution partners, such outsourcing and value-added services may become areas of opportunity. There has been an accelerated movement among transportation and logistics companies to provide many of these fulfillment and e-commerce supply chain services. Within this arena, we face competition from major transportation and logistics suppliers such as DHL, Menlo Logistics and UPS Supply Chain Solutions. The expansion of our commerce and fulfillment services generates new sources of competition. For example, in the ITAD, repair and refurbishment, and data destruction services segments, we face competitors ranging from global companies, such as Sims Recycling Solutions, to regional service providers, such as GEEP and those with niche specialties, such as ITRenew. Our Shipwire subsidiary competes with companies such as Fulfillment by Amazon and Rakuten Super Logistics, while newly acquired DocData's online payment services compete with offerings from companies such as Ingenico and Verifone.
Our mobile device lifecycle services competitors include Brightstar, CEVA Logistics, Kuehne + Nagel and Jabil/Iqor (all regions); GENCO, Foxconn, Incomm, Aerovoice and Celistics (North America and/or Latin America); Cellnet Group Ltd. (Asia-Pacific); Arvato Logistics Services and Tech Data Mobile (Europe). Our mobile device repair services compete with services provided by companies, such as Regenersis, Teleplan and SBE.
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
Our Trademarks and Service Marks
We own or license various trademarks and service marks, including, among others, “Ingram Micro,” the Ingram Micro logo, “V7” (Video Seven), “Vantex,” “BrightPoint,” “Aptec,” "Shipwire," "CloudBlue" and "Odin." Certain of these marks are registered, or are in the process of being registered, in the United States and various other countries. Even though our marks are not registered in every country where we conduct business, in many cases we have acquired rights in those marks because of our continued use of them.
Our Employees
As of January 2, 2016, we employed approximately 27,700 associates worldwide (as measured on a full-time equivalent basis). Certain of our employees in Europe, Asia-Pacific and Latin America are subject to union representation, collective bargaining or similar arrangements. Our success depends on the talent and dedication of our associates, and we strive to attract, hire, develop, and retain outstanding associates. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the IT and related industries.
Our Corporate Social Responsibility
Since the introduction of our North American corporate social responsibility (“CSR”) initiative over 5 years ago, we have redefined our strategy and launched our CSR program globally. We believe that this approach will enable a better balance of our financial, social and environmental responsibilities; risk mitigation and positive outcomes for our diverse stakeholders. We will continue to invest in our communities and improve our environmental performance, while developing a comprehensive sustainability management system across our operations. Our priority is to focus our actions in order to deliver meaningful, measurable results and to transparently share our progress with interested parties.

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

EXECUTIVE OFFICERS OF THE COMPANY
The following list of executive officers of Ingram Micro is as of February 25, 2016.

Alain Monié. Mr. Monié, age 65, has been our chief executive officer since January 20, 2012. He rejoined the company as our president and chief operating officer on November 1, 2011, after a year as chief executive officer of APRIL Management Pte., a multinational industrial company based in Singapore. Prior to his role at APRIL Management Pte., Mr. Monié served as president and chief operating officer of Ingram Micro from 2007 to 2010. He joined Ingram Micro in February 2003 as executive vice president, and served in that role and as president of Ingram Micro Asia-Pacific from January 2004 to August 2007. He spent more than two years as president of the Latin American Division of Honeywell International. He joined Honeywell through the corporation’s merger with Allied Signal Inc., where he built a 17-year career on three continents, progressing from a regional sales manager to head of Asia-Pacific operations from October 1997 to December 1999. Mr. Monié has been a member of the Board of Directors of Amazon.com, Inc. since November 2008, and was elected to the Board of Ingram Micro in November 2011. Mr. Monié was a member of the Board of Directors of Jones Lang LaSalle from October 2005 to May 2009.

Paul Read. Mr. Read, age 49, has been our president and chief operating officer of Ingram Micro Inc. since September 2013. Mr. Read also served as a Board member on the Ingram Micro Board of Directors from September 2012 to September 2013. Mr. Read was with Flextronics Inc. from June 1995 to June 2013 and served as chief financial officer and executive vice president of Flextronics from June 2008 to May 2013. Prior to that he held various finance executive roles including executive vice president of finance for Flextronics’ worldwide operations. Prior to joining Flextronics in 1995, Mr. Read held various senior financial positions in the United Kingdom with Allied Steel and Wire, STI Telecommunications and Associated British Foods. Mr. Read has been a member of the Board of Directors of Manpower Group since December 2014. On February 23, 2016, we announced that Mr. Read will step down from his role as President and Chief Operating Officer effective February 26, 2016. He will remain employed by the Company for a transition period until September 2016.

Bill Humes.  Mr. Humes, age 51, is our chief financial officer and has served in this role since April 2005. Mr. Humes also served as chief operating officer from April 2012 to September 2013. Mr. Humes served as senior vice president and chief financial officer designee from October 2004 to March 2005, corporate vice president and controller from February 2004 to October 2004, vice president, corporate controller from February 2002 to February 2004 and senior director, worldwide financial planning, reporting and accounting from September 1998 to February 2002. Prior to joining Ingram Micro, Mr. Humes was a senior audit manager at PricewaterhouseCoopers LLP. Mr. Humes has been a member of the Board of Directors of 3D Systems since May 2014.

Larry Boyd.  Mr. Boyd, age 63, is our executive vice president, secretary and general counsel and has served in this role since March 2004. He previously served as senior vice president, U.S. legal services, for Ingram Micro North America from January 2000 to February 2004. Prior to joining Ingram Micro, he was a partner with the law firm of Gibson, Dunn & Crutcher from January 1985 to December 1999.

Shailendra Gupta.  Mr. Gupta, age 53, is our executive vice president and president of mobility, and has served in this role since August 2013. Mr. Gupta previously served as senior executive vice president and president of Ingram Micro Asia-Pacific from January 2008 to July 2013. Mr. Gupta served as our senior vice president, Ingram Micro Asia-Pacific from August 2007 to January 2008. Prior to joining Ingram Micro, Mr. Gupta spent nine years with Tech Pacific Group, starting in 1995 as managing director of India, then in 2001 was promoted to chief executive officer. Mr. Gupta joined Ingram Micro in 2004 as chief operating officer of Ingram Micro Asia-Pacific when Ingram Micro acquired Tech Pacific. Prior to Tech Pacific, Mr. Gupta spent ten years with Godrej & Boyce Manufacturing Co. Ltd., India, a large diversified Indian conglomerate, where he held various managerial positions including manufacturing plant responsibility.

Scott Sherman.  Mr. Sherman, age 50, is our executive vice president, human resources and has served in this role since May 2015. Prior to Ingram Micro, he served as executive vice president of Human Resources at Allergan from September 2010 to March 2015. Before Allergan, Mr. Sherman was with Medtronic, Inc., from 1995 to 2010, which he joined as human resources manager, U.S. cardiovascular sales and marketing. During his 15-year tenure at Medtronic, Inc., he held positions of increased scope and responsibility, the last as vice president of global total rewards and HR operations, corporate staff.

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
Our periodic and current reports filed with the Securities and Exchange Commission, periodic press releases, and other public documents and statements, may contain forward-looking statements. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. Statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements and may include, but are not limited to, management’s expectations of our pending acquisition by Tianjin Tianhai; competition; market share; revenues, margin, expenses and other operating results and ratios; economic conditions; vendor terms and conditions; pricing strategies; customer terms and conditions; organizational effectiveness program and related restructuring, integration and other reorganization costs; additional cost reduction measures and related restructuring costs; process and efficiency enhancements; our ability to take advantage of market trends; our international expansion; macroeconomic conditions; our intent to pay dividends and repurchase our shares; cost-savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; effective tax rates; acquisitions and integration costs and the benefits to our business; operating models; exchange rate fluctuations and related currency gains or losses; resolution of contingencies; our competitive advantages; seasonality; interest rates and expenses; and rates of return, as well as other statements regarding our future operations, financial condition and prospects, and business strategy. In addition, our representatives may participate in speeches and calls with market analysts; conferences, meetings and calls with investors and potential investors in our securities; and other meetings and conferences. Some of the information presented in these calls, meetings and conferences may also be forward-looking. We disclaim any duty to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
RISK FACTORS
The announcement and pendency of our agreement to be acquired by Tianjin Tianhai may have an adverse effect on our share price. Our pending acquisition by Tianjin Tianhai could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products and services due to potential uncertainty about the direction of our product and service offerings and the support of our products and services after the Merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•	potential adverse effects on our relationships with our current vendors, suppliers and other business partners, or those with which we are seeking to establish business relationships;

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities and taking certain actions with respect to our business and financial affairs without Tianjin Tianhai’s consent;

•	that we may forego opportunities we might otherwise pursue absent the Merger Agreement;

•	whether or not the Merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Merger Agreement.

We intend to file with the SEC a preliminary proxy statement and definitive proxy statement and other relevant materials in connection with the Merger Agreement and the Merger. The definitive proxy statement will be sent or given to our shareholders. We urge our shareholders to read the proxy statement and the other relevant materials because they contain important information about the Merger, including, but not limited to, other risks relating to the Merger.
Our acquisition and investment strategies may not produce the expected benefits, which may adversely affect our results of operations. We have made, and expect to continue to make, acquisitions or investments in companies around the world to further our strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those historically associated with our operations. For example, in 2013 and 2014 we acquired Shipwire, a leading provider of e-commerce fulfillment services for SMBs; CloudBlue Technologies, Inc., a global leader in enterprise ITAD, onsite data destruction and e-waste recycling services; SoftCom Inc., a leading cloud marketplace and global service provider offering domain name management, web hosting and cloud infrastructure; SofCloudIT, a Spanish company that specializes in customization and development of cloud businesses; and a majority interest in Armada, a Turkish value-added distributor, as well as three companies focused on providing repair, refurbish and reverse logistics services in their respective local markets.
In 2015 we expanded our device lifecycle services offerings with the acquisition of Anovo, a Europe-based provider of repairs and regeneration solutions for high-tech products across Europe and Latin America, as well as two smaller European technology lifecycle services companies, CANAI Group (UK) and Clarity Technology (Portugal). We continued to broaden our geographic reach while adding new high value products and solutions with the acquisition of Acâo, a leading Latin American value-add distributor. During 2015, we also acquired a 75% majority interest in Aptec Saudi, the largest value-add technology distributor in Saudi Arabia. Additionally, we augmented our current operations in Chile and Peru with the acquisition of a competitor's operations in those countries. We strengthened our position in e-commerce fulfillment services with the acquisition of DocData, a European provider of order fulfillment, returns logistics and online payment services. We enhanced our cloud management platform with the acquisition of the Odin Service Automation assets from Parallels Holdings Ltd. In addition, during the fiscal year ended January 2, 2016, we completed one small but strategic acquisition to enhance our existing portfolio of products and services. Significant risks and uncertainties related to our acquisition and investment strategies which could materially and adversely affect our financial performance include the following:

•	acquisitions that do not strategically align with our goals and growth initiatives;

•	valuation methodologies that result in overpayment for an asset;

•	failure to identify risks or to accurately quantify the probability and potential impact of the risks on our business;

•	exposure to new regulations, such as those relating to U.S. federal government procurement regulations, those in new geographies or those applicable to new products or services;

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
Changes in macroeconomic and geopolitical conditions can affect our business and results of operations. Our revenues, profitability, financial position and cash flows are highly dependent on the broader movements of the macroeconomic environment. For example, our results of operations have been and continue to be affected by the global economy. Recently, immigration and terrorism concerns in Europe threaten to tighten border controls, creating barriers to open trade and potentially creating political pressure to limit the free flow of people and goods across borders in Europe, placing further pressure on already weak European economies. Uprisings in the Middle East continue to threaten fragile alliances and the growth of ISIS in Syria, Iraq and Afghanistan has and will continue to destabilize the region and impact Europe and the United States. OPEC’s non-intervention in setting a floor for oil and energy prices, leading to long term declines in investments in these industries, and the volatility of the stock market and the potential rise of U.S. interest rates continue to contribute to economic uncertainty, which has resulted and may continue to result, in decreased revenue, margins and earnings, difficulty managing inventory levels and collecting customer receivables, decreased availability of trade credit from suppliers or decreased capital availability through debt and similar financing from external parties. Additionally, the slowdown in the Chinese economy and the continuing economic weakness and uncertainty in many countries globally and the debt crisis in certain European countries, as well as instability in emerging markets where we have a presence, such as Russia, China, India, Argentina and Brazil continue to contribute to sustained lack of confidence in the global economy, potentially impacting our future revenue, margins and earnings. The increasing tension between Russia and NATO countries as a result of the conflict in the Crimean peninsula and with Ukraine continues to add to the volatility and instability in Europe and globally, potentially impacting future revenue, margins and earnings and our ability to manage our Cloud research and development center in Russia.
Our business may also be impacted by sustained uncertainty about global economic conditions, continued negative economic trends or instability, or another recession, leading to:

•	reduced demand for products in general;

•	more intense competition, which may lead to loss of sales and/or market share;

•	reduced prices, and lower gross margin;

•	loss of vendor rebates;

•	extended payment terms with customers;

•	increased bad debt risks;

•	shorter payment terms with vendors;

•	reduced access to liquidity and higher financing and interest costs;

•	increased currency volatility making hedging more expensive and more difficult to obtain; and

•	increased inventory losses related to obsolescence and/or excess quantities and/or theft/misappropriation.
Each of these factors, individually or in the aggregate, could adversely affect our results of operations, financial condition and cash flows. We may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer.
Our European distribution operations contributed 29% to our net revenue in 2015. The European Union is currently in a prolonged period of economic uncertainty. Disagreements between countries over fiscal and financial risk sharing policies have become more pronounced. If a member nation of the European Union were to default on its national debt, the resulting financial turmoil could disrupt liquidity markets and materially hamper our or our business partners’ ability to access capital and could adversely affect our business and financial results. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments.
Failure to retain and recruit key personnel would harm our ability to meet key objectives. Because of the nature of our business, which includes a high volume of transactions, business complexity, wide geographical coverage, and a broad scope of products, suppliers, and customers, we are highly dependent on our ability to retain the services of our key management, sales, IT, operations, and finance personnel. Our continued success is also dependent upon our ability to retain and recruit other qualified employees, including highly skilled technical, managerial, and marketing personnel and to provide growth and development opportunities and reward incentives that drive above-market performance. Competition for qualified personnel is intense. We may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our business. In addition, our entry into new markets requires us to hire qualified personnel with new capabilities and our increasing global footprint requires us to recruit talent in new geographies. In response to economic, business and other factors, from time to time we have reduced headcount in various geographies and functions through restructuring and outsourcing activities. These reductions could negatively impact the morale of our workforce, and could make it more difficult to recruit employees. In addition, failure to meet performance targets for the company may result in reduced levels of incentive compensation, which could affect our ability to adequately reward key personnel and potentially impact retention. Changes in our workforce, including those resulting from acquisitions, and our failure to leverage shared services, could disrupt our operations or increase our operating cost structure. Government regulations, collective bargaining agreements and the unavailability of qualified personnel could also negatively impact operations and our costs.
We are dependent on a variety of information systems, which, if not properly functioning and available, or if we experience system security breaches, data protection breaches, or other cyber-attacks, and security risks to our associates, could adversely disrupt our business and harm our reputation and net sales. We depend on a variety of information systems for our operations, many of which are proprietary, which have historically supported many of our business operations such as inventory and order management, shipping, receiving, and accounting. Because most of our information systems consist of a number of internally developed applications, it can be more difficult to upgrade or adapt them compared to commercially available software solutions.

We began our program to deploy a new global enterprise resource planning ("ERP") system developed by SAP seven years ago. Over that period, our business has significantly diversified and new technologies allow legacy systems and diverse applications to easily be connected in a modular way, which allows these legacy systems to be part of a flexible, powerful and efficient solution. After careful evaluation, we have concluded that this combined systems strategy is better aligned with our evolving business model and is more flexible and economical than a single global system. Accordingly, we have stopped our global ERP deployment; however, prior to doing so we completed the process of deploying SAP in 9 of the 45 countries in which we currently operate. As a result of our decision to stop the further deployment of our ERP system, we recorded a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 in 2015. During the fourth quarter of 2015, we identified additional internally developed software modules that would no longer be used and recorded an incremental non-cash, pre-tax impairment charge of $5,145.
We can make no assurances that the new combined systems strategy will be successful or that we will not have additional disruptions, delays and/or negative business impacts from future deployments.
Disruptions, delays or deficiencies in the design and implementation of our various ERP systems, or in the performance of our legacy systems, could adversely affect our ability to effectively run and manage our business and potentially our customers’ ability to access our price and product availability information or place orders. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or may produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than anticipated. Such disruptions could adversely impact our ability to fulfill orders and could interrupt other business processes. We may also be limited in our ability to integrate any new business that we may acquire onto our information systems. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and our financial condition could be adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.
We also rely on the Internet for a significant percentage of our orders and information exchanges with our vendors and customers. The Internet, in general, and individual websites have experienced a number of disruptions, slowdowns and security breaches, some of which were caused by organized attacks. We deploy stringent data security measures to satisfy state and federal regulatory, contractual and country legal information security controls and as required by our global footprint and to date, we do not believe that our websites and systems have experienced any material breakdowns, disruptions or breaches in security; however, we cannot assure that this will not occur in the future. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationships with our customers, suppliers or associates; impair our order processing; or more generally prevent our customers and suppliers from accessing information, which could cause us to lose business. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs of eliminating or alleviating cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address or anticipate these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, distribution or other critical functions.
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
Threats to the security of our associates and our facilities could negatively affect our operations and could result in interruptions, delays and cessation of service and could also impact our ability to retain our associates. We have installed robust security systems globally at locations identified as “at risk” and at all material locations. Breaches of our security measures could expose us to injury, damage or loss of associates, equipment, inventory and other assets, as well as costs and operational consequences related to replacement, repair and business interruption.

We operate a global business that exposes us to risks associated with conducting business in multiple jurisdictions. Sales outside the United States made up approximately 61% of our net revenue in 2015. In addition, an increasing portion of our business activity or key processes is being conducted in emerging markets, including China, India, Brazil, Argentina and Russia. As a result, our future operating results and financial condition could be significantly affected by risks associated with conducting business in multiple jurisdictions, including increasingly complex regulations that vary jurisdiction to jurisdiction, the violation of which can lead to serious consequences, including, but not limited to the following:

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
We are also exposed to market risk primarily related to foreign currencies and interest rates. In particular, we are exposed to changes in the value of the U.S. dollar versus the local currency in the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies. Since more than half of our sales are from countries outside of the United States, other currencies, including, but not limited to, the euro, British pound, Chinese yuan, Indian rupee, Australian dollar, Mexican peso, Canadian dollar, Argentinean peso, Russian ruble, and Brazilian real, can have an impact on Ingram Micro’s results (expressed in U.S. dollars). In this regard, the translation impact of weakening foreign currencies had a negative impact on our revenue growth of approximately eight percentage points in 2015 compared to 2014.
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
We may become involved in intellectual property disputes that could cause us to incur substantial costs, divert the efforts of management or require us to pay substantial damages or licensing fees. As a distributor of products and as a service provider, from time to time, we receive notifications alleging infringements of intellectual property rights allegedly held by others relating to the products or services we sell. As we continue to expand the products and services we offer and the geographies and channels in which we participate, our exposure to intellectual property disputes increases. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have an adverse effect on our operations. Further, we may be obligated to indemnify and defend our customers if the products or services we sell are alleged to infringe any third party’s intellectual property rights. While we may be able to seek indemnification from our suppliers to protect our customers and us against such claims, there is no assurance that we will be successful in obtaining such indemnification or that we will be fully protected against such claims. We also may be unable to insure against such claims. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may or may not have indemnified us are infringing upon their intellectual property rights. The validity, subsistence and enforceability of the intellectual property portfolio that we currently hold, develop or acquire may be challenged. In recent years, individuals and groups have purchased intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims can be time-consuming and costly to defend and may divert management’s attention and resources away from our business. Claims of intellectual property infringement may require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products or services, which could affect our ability to compete effectively. If an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms.
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
We continually experience intense competition across all markets for our products and services. Our competitors include local, regional, national, and international distributors and service providers, as well as suppliers that employ a direct-sales model. As a result of intense price competition in the IT and mobility products and services distribution industry, our gross margins have historically been narrow and we expect them to continue to be narrow in the future, which magnifies the impact of variations in revenue, operating costs and bad debt on our operating results. In addition, when there is overcapacity in our industry, our competitors may respond by reducing their prices.
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
We have operations in 45 countries, spanning all global regions and we sell our products and services to a global customer base of approximately 200,000 customers, representing sales in more than 160 countries. Based on currently available data, we believe that we are the market share leader in technology distribution, by net sales, in North America and Latin America, and number two in Europe and Asia-Pacific. We are subject to anti-competition regulations in the markets which we serve and our market share may adversely impact our ability to further expand our business, as well as increase the number of compliance requirements to which we are subject and the costs associated with such compliance.
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
Our goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs. Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of intellectual property, customer relationships and trade names, among others, as a result of acquisitions. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.
A decline in general economic conditions or global equity valuations could impact our judgments and assumptions about the fair value of our businesses and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future.
We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combinations, and to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction become impaired, we may be required to incur material charges relating to the impairment of those assets. For example, we had $843,001 of goodwill and $374,674 of identifiable net intangible assets recorded in connection with various acquisitions as of January 2, 2016. If our future results of operations for these acquired businesses do not perform as expected or are negatively impacted by any of the risk factors noted

herein or other unforeseen events, we may have to recognize impairment charges which would adversely affect our results of operations.
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
There can be no assurance that we will declare cash dividends or repurchase our shares in the future. Our Board of Directors initiated quarterly dividends in July 2015 and repurchased shares under our share repurchase authorization in the second, third and fourth quarters of fiscal year 2015; however, pursuant to the Merger Agreement with Tianjin Tianhai we will discontinue the payment of quarterly dividends and our repurchase of Ingram Micro common stock while the merger is pending. In the event that the merger is not consummated for any reason, there can be no assurance that we will declare cash dividends in the future or that we will resume the repurchase of shares of our common stock.
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

•
seasonal variations in the demand for our products and services, which historically have included lower demand in Europe during the summer months, worldwide pre-holiday stocking in the retail channel during the September-to-December period and the seasonal increase in demand for our commerce and fulfillment services in the fourth quarter, which affects our operating expenses and gross margins;

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
Our corporate headquarters is located in Irvine, California. We support our global operations through an extensive sales and administrative office, distribution and service center network throughout North America, Europe, Asia-Pacific (including MEA), and Latin America. We operate approximately 154 distribution centers (greater than 5,000 square feet in size) and 28 service centers worldwide.
We lease substantially all our facilities on varying terms. We do not anticipate any material difficulties with the renewal of any of our leases when they expire or in securing replacement facilities on commercially reasonable terms. We also own several facilities, the most significant of which is part of our office/distribution facilities in Straubing, Germany.

ITEM 3.	LEGAL PROCEEDINGS
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,256 at January 2, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at January 2, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 55,083 ($14,106 at January 2, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,084 at January 2, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 4,494 ($1,151 at January 2, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for a total amount of Brazilian Reais 16,089 ($4,120 at January 2, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 284,457 ($72,849 at January 2, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In connection with the due diligence performed during the acquisition of Acâo, we also discovered a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($17,210 at January 2, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (2) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($19,516 at January 2, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($1,921 at January 2, 2016 exchange rate), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.

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

		HIGH	LOW
Fiscal Year 2015	First Quarter	$27.24	$23.04
	Second Quarter	27.26	24.89
	Third Quarter	27.70	24.07
	Fourth Quarter	31.92	28.13
Fiscal Year 2014	First Quarter	$29.86	$23.25
	Second Quarter	30.78	26.03
	Third Quarter	30.29	25.96
	Fourth Quarter	28.19	22.84
As of January 2, 2016, there were 406 holders of record of our Common Stock. Because many of such shares are held by brokers and other institutions, on behalf of shareowners, we are unable to estimate the total number of shareowners represented by these record holders.
Dividend Policy.    On July 30, 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the fiscal year ended January 2, 2016, we declared and paid two cash dividends of $0.10 per share each, totaling $30,182, to stockholders of record. Pursuant to the Merger Agreement with Tianjin Tianhai announced on February 17, 2016, the payment of quarterly cash dividends has been discontinued. In the event that the merger is not approved by our shareholders or by Tianjin Tianhai’s shareholders or otherwise is not consummated for any reason, any future decision to declare and pay dividends will be at the discretion of the Board of Directors.

Share Repurchase Program.    In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program, which had been completely utilized at January 2, 2016. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at January 2, 2016; however, pursuant to the Merger Agreement with Tianjin Tianhai, the share repurchase program has been discontinued. In the event that the merger is not approved by our shareholders or by Tianjin Tianhai’s shareholders or otherwise is not consummated for any reason, resumption of the share repurchase program will be at the discretion of the Board of Directors.

Under these programs, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 12, "Stock-Based Compensation," to our consolidated financial statements).

The following table provides information about our monthly share repurchase activity during the fourth quarter of 2015:

Issuer Purchases of Equity Securities
Fiscal Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 4 - October 31, 2015	—	$—	—	$—
November 1 - November 28, 2015	1,725,080	31.03	1,725,080	165,068
November 29 - January 2, 2016	—	—	—	—
Total	1,725,080		1,725,080

Equity Compensation Plan Information.    The following table provides information, as of January 2, 2016, with respect to equity compensation plans under which equity securities of our company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders.

Plan Category	(a) Number of securities (in thousands) to be issued upon exercise of outstanding options, warrants and rights(1)(2)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities (in thousands) remaining available for equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by shareholders	3,661	$24.88	$10,517
Equity compensation plans not approved by shareholders	None	None	None
TOTAL	3,661	$24.88	10,517

(1)	Does not reflect unvested awards of time and performance restricted stock units/awards of 4,426 at 100% target and an additional 1,334 shares at maximum achievement.

(2)
Does not reflect performance awards of $19,500 that will be settled with restricted stock units if performance requirement is met. At the December 31, 2015 market close price of $30.38, this would be 642 shares.

(3)	Balance reflects shares available to issue, taking into account granted options, time vested restricted stock units/awards and performance vested restricted stock units assuming maximum achievement.

ITEM 6.	SELECTED FINANCIAL DATA
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
Our fiscal year is a 52-week or 53-week period ending on the Saturday nearest to December 31. References below to “2015,” “2014,” “2013,” “2012,” and “2011” represent the fiscal years ended January 2, 2016 (52-weeks), January 3, 2015 (53-weeks), December 28, 2013 (52-weeks), December 29, 2012 (52-weeks), and December 31, 2011 (52-weeks), respectively.

	2015	2014	2013	2012	2011
	($ in 000s, except per share data)
Selected Operating Information
Net sales	$43,025,852	$46,487,426	$42,553,918	$37,827,299	$36,328,701
Gross profit	2,711,292	2,665,717	2,489,557	2,035,389	1,908,282
Income from operations (1)	415,316	487,262	514,875	462,352	458,646
Income before income taxes	296,426	394,751	436,099	396,184	387,871
Net income (2)	215,105	266,691	310,583	305,909	244,240
Basic earnings per share	$1.40	$1.72	$2.03	$2.03	$1.57
Diluted earnings per share	$1.37	$1.67	$1.99	$1.99	$1.53
Cash dividends paid per common share	$0.20	$—	$—	$—	$—
Selected Balance Sheet Information
Cash and cash equivalents	$935,267	$692,777	$674,390	$595,147	$891,403
Total assets	12,307,260	12,831,443	11,791,195	11,480,448	9,146,516
Total debt	1,231,376	1,468,915	846,226	1,054,543	392,428
Stockholders’ equity	3,967,786	4,165,826	3,949,625	3,611,253	3,272,777

(1)
Includes (i) net reorganization costs of $36,309, $93,545, $34,629, $9,676 and $5,131 in 2015, 2014, 2013, 2012 and 2011, respectively; (ii) acquisition, integration and other transition costs of $48,734, $46,033, $29,933 and $16,365 in 2015, 2014, 2013 and 2012, respectively, primarily related to professional, consulting and integration costs associated with our acquisitions, as well as consulting, retention and transition costs associated with our organizational effectiveness programs charged to selling, general and administrative, or SG&A, expenses; (iii) impairment charges related to internally developed software of $121,001 in 2015; (iv) a recovery of $9,411 and $29,494 from the settlement of a class action lawsuit against the manufacturers of LCD flat panel displays, which was recorded as a reduction of SG&A expense in 2014 and 2013, respectively; (v) a charge of $4,736 for an estimated settlement of employee related taxes assessed in Europe recorded during 2015 and (vi) a charge of $5,000 recorded for estimated potential penalties and other charges related to indirect tax declarations in Europe in 2013.

(2)
Includes the after-tax impact of items noted in footnote (1) above. Includes a net discrete tax benefit of $4,773 in 2015, primarily comprised of a $14,258 non-cash tax benefit related to the release of the full valuation allowance reserve against Brazilian deferred tax assets and release of uncertain tax positions in a variety of jurisdictions, offset by a $14,580 non-cash tax charge related to an increase of a valuation allowance against foreign tax credit carryforwards maintained in the U.S. Includes net discrete tax benefit of $9,617 and $18,854 in 2014 and 2013, respectively, primarily related to the release of valuation allowances on our deferred tax assets and release of uncertain tax positions. Includes net discrete tax benefits of $34,890 in 2012, primarily related to the write-off of the historical tax basis of the investment we had maintained in one of our Latin American subsidiary holding companies and a tax benefit related to the partial release of a valuation allowance that had previously been recorded against foreign tax credit carryforwards maintained in the U.S., partially offset by a tax charge for a valuation allowance recorded against our deferred tax assets in Australia. Also includes a non-cash income tax charge of $24,810 in 2011 for a valuation allowance recorded against our deferred tax assets in Brazil.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise stated, all currency amounts, other than per share information, contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.
Overview of Our Business
Sales
We are the largest wholesale technology distributor and a global leader in IT supply chain, mobile device lifecycle services and logistics solutions worldwide based on revenues. We offer a broad range of IT products and commerce and fulfillment services to help generate demand and create efficiencies for our customers and suppliers around the world. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. Our sales and results of operations have also been impacted by our strategic acquisitions of SoftCom, Inc. ("SoftCom"), CloudBlue Technologies, Inc. ("CloudBlue") and Shipwire, Inc. ("Shipwire") in the fourth quarter of 2013. During 2014, we completed six additional small but strategic acquisitions. During 2015, we acquired Anovo Expansion SAS ("Anovo"), Tech Data Peru S.A.C and Tech Data Chile S.A. ("Tech Data"), Arabian Applied Technology ("Aptec Saudi"), Odin Service Automation assets from Parallels Holdings Ltd. ("Odin"), DocData Nederland B.V. and DocData N.V. ("DocData"), Grupo Acâo ("Acâo"), and three small but strategic acquisitions which also enhanced our existing portfolio of products and services.
Gross Margin
The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of net sales, or gross margin, and narrow income from operations as a percentage of net sales, or operating margin. Historically, our margins have also been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have been and may continue to be impacted by our inventory levels which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. To mitigate these factors, we have implemented changes to and continue to refine our pricing strategies, inventory management processes and vendor program processes. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. We have also strived to improve our profitability through diversification of product offerings, including our presence in adjacent product categories, such as automatic identification/data capture and point-of-sale ("AIDC/POS"), enterprise computing and data center. Additionally, we are expanding our capabilities in what we believe are faster growing and higher margin service oriented businesses such as mobility device life cycle services, commerce and fulfillment services and cloud.
Selling, General and Administrative Expenses or SG&A Expenses
Another key area for our overall profitability management is the monitoring and control of our level of SG&A expenses. We have instituted a number of cost reduction and profit enhancement programs and as well as other reorganization actions across each of our segments to respond to changes in the economy and to further enhance productivity and profitability. These actions have included the rationalization and re-engineering of certain roles and processes, resulting in the reduction of headcount and consolidation of certain facilities. Our strategic acquisitions in 2014 and 2015, increased our presence in cloud, commerce and fulfillment businesses, device lifecycle services and repair/regeneration solutions, businesses which all generally have higher gross margins but also higher costs to serve their respective end markets. As such, we expect our SG&A expenses will increase as a percent of consolidated net sales as we increase in the mix of these businesses.

Organizational Effectiveness Programs

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

The 2014 Program is complete and has generated in excess of $80,000 in annual cost savings compared to the 2013 fiscal year. We have incurred reorganization as well as transition and other related costs aggregating $10,127 for the fiscal year ended 2015, which includes $6,189 related to employee termination benefits associated with this program and $3,938 of transition and integration costs.

In addition, in May 2015, we announced our intention to take additional actions globally to further streamline our cost structure. These actions are expected to result in annualized savings of approximately $100,000 while one-time costs associated with these actions are expected to be between $50,000 to $60,000. In 2015, we realized savings of approximately $20,000 and expect to reach the full annualized run rate of approximately $100,000 in early 2016.  During the fiscal year ended January 2, 2016, we recognized $35,285 of reorganization as well as transition and other related costs which includes $28,572 related to employee termination benefits, $4,897 of transition and integration costs and $1,816 of facility costs.

Amortization of Intangible Assets
Our overall profitability is also impacted by amortization of our intangible assets primarily due to our acquisitions.

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
Information Technology Systems
 We began our program to deploy a new global ERP system seven years ago. Over that period, our business has significantly diversified and new technologies allow legacy systems and diverse applications to easily be connected in a modular way, which allows these legacy systems to be part of a flexible, powerful and efficient solution. After careful evaluation, we have concluded that this combined systems strategy is better aligned with our evolving business model and is more flexible and economical than a single global system. Accordingly, we have stopped our global ERP deployment and recorded a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 during the second quarter of 2015. We recognized a tax benefit on the impairment at the applicable rates, partially offset by an increase in the valuation allowance on foreign tax credits of $14,580 as a result of the decision to stop deployments. During the fourth quarter of 2015, we identified additional internally developed software modules that would no longer be used and recorded an incremental non-cash, pre-tax impairment charge of $5,145.
Dividend Policy and Share Repurchase Program
During 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy, as well as authorization of a new three-year, $300,000 share repurchase program. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the fiscal year ended January 2, 2016, we declared and paid two cash dividends of $0.10 per share each, totaling $30,182, to stockholders of record; however, pursuant to the Merger Agreement with Tianjin Tianhai, the payment of quarterly dividends has been discontinued. Under our share repurchase programs, we have repurchased 9,757 shares of Class A Common Stock for consideration of $259,027 during the fiscal year ended January 2, 2016 and have also discontinued this program due to the Merger Agreement with Tianjin Tianhai. In the event that the merger is not approved by our shareholders or by Tianjin Tianhai’s shareholders, or is not consummated for any other reason, resumption of the quarterly cash dividend policy and the share repurchase program will each be at the discretion of our Board of Directors.
Pending Acquisition by Tianjin Tianhai

On February 17, 2016, we announced that we entered into the Merger Agreement with Tianjin Tianhai and Merger Subsidiary, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Ingram Micro Inc., with Ingram Micro Inc. surviving as a wholly-owned subsidiary of Tianjin Tianhai. The consummation of the Merger is subject to the satisfaction or permitted waiver of closing conditions set forth in the Merger Agreement and is expected to occur in the second half of 2016.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of our Class A common stock (other than shares held by us (other than shares in our employee plans) or owned by Tianjin Tianhai or any of its subsidiaries, or held by any of our subsidiaries, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive $38.90 in cash, without interest. For additional information regarding the pending acquisition, see (i) Part I, Item 1, “Business - Plan of Merger”, (ii) the Merger Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 17, 2016 and (iii) the Guarantee filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2016.
Our Critical Accounting Policies and Estimates
The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of significant contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions, including, but not limited to, those that relate to trade accounts receivable; vendor programs; inventory; goodwill, intangible assets and other long-lived assets; income taxes; and contingencies and litigation. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgments about the carrying values of assets and liabilities that are not readily available from other sources. Although we believe our estimates, judgments and assumptions are appropriate and reasonable based upon available information, these assessments are subject to a wide range of sensitivities. Therefore, actual results could differ from these estimates.
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

•
Trade Accounts Receivable — Our trade accounts receivable reflect a large number of customers dispersed across wide geographic areas, none of which accounted for 10% or more of our consolidated net sales during the three years ended January 2, 2016. We provide allowances for doubtful accounts on our trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Changes in the financial condition of our customers or other unanticipated events, which may affect their ability to make payments, could result in charges for additional allowances exceeding our expectations. Our estimates are influenced by the following considerations: a continuing credit evaluation of our customers’ financial condition; aging of trade accounts receivable, individually and in the aggregate; the extent of credit insurance coverage; the value and adequacy of collateral received from our customers in certain circumstances; our historical loss experience; and changes in credit risk and capital availability of our customers resulting from economic conditions.

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

Identifiable amortizable intangible assets include customer relationships, trade names, technology and other assets. The costs of these intangible assets are amortized over their remaining economic lives, which range from three to twelve years. We assess the recoverability of the unamortized balance of our intangible assets, indefinite-lived intangible assets and other long-lived assets when indicators of impairment are present based on expected future profitability, undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss. In this regard, we recorded impairment charges of $121,001 in 2015 related to internally developed software as previously discussed.
We perform our annual goodwill impairment review during our fiscal fourth quarter. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform "Step 1" of the two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount. Our most recent annual review, based on qualitative factors, indicated that we had no impairment of goodwill, as it was more likely than not that the fair value of the reporting unit was greater than its carrying value.
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

Results of Operations
We do not allocate stock-based compensation expense (see Note 12, "Stock-Based Compensation," to our consolidated financial statements) to our operating segments; therefore, we are reporting this as a separate amount. Additionally, we did not allocate the impairment of internally developed software to the regions; it has been presented separately. The following tables set forth our net sales by reportable segment and the percentage of total net sales represented thereby, as well as operating income and operating margin by reportable segment for each of the fiscal years indicated.

Results of Operations for the Years Ended January 2, 2016 and January 3, 2015:

	2015		2014		Change - Increase (Decrease)
Net sales by reporting segment:					Amount	Percentage
North America	$18,200,671	42%	$19,929,129	43%	$(1,728,458)	(8.7)%
Europe	12,236,513	29	14,263,357	31	(2,026,844)	(14.2)
Asia-Pacific	10,066,110	23	9,991,251	21	74,859	0.7
Latin America	2,522,558	6	2,303,689	5	218,869	9.5
Total	$43,025,852	100%	$46,487,426	100%	$(3,461,574)	(7.4)%

	2015		2014		Change - Increase (Decrease)
Operating income and operating margin by reporting segment:					Amount	Margin
North America	$323,287	1.78%	$343,511	1.72%	$(20,224)	0.06%
Europe	65,742	0.54	28,203	0.20	37,539	0.34
Asia-Pacific	144,815	1.44	108,774	1.09	36,041	0.35
Latin America	42,366	1.68	42,796	1.86	(430)	(0.18)
Stock-based compensation	(39,893)	—	(36,022)	—	(3,871)	—
Impairment of internally developed software	(121,001)	—	—	—	(121,001)	—
Total	$415,316	0.97%	$487,262	1.05%	$(71,946)	(0.08)%

	2015	2014
Net sales	100.00%	100.00%
Cost of sales	93.70	94.27
Gross profit	6.30	5.73
Operating expenses:
Selling, general and administrative	4.83	4.36
Amortization of intangible assets	0.14	0.13
Reorganization costs	0.08	0.20
Impairment of internally developed software	0.28	—
Income from operations	0.97	1.05
Other expense, net	0.28	0.20
Income before income taxes	0.69	0.85
Provision for income taxes	0.19	0.28
Net income	0.50%	0.57%

The 7.4 percent decrease in our consolidated net sales for the year ended January 2, 2016 compared to the year ended January 3, 2015, largely reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately eight percentage points. In addition, the prior year had an additional week of revenues which accounts for approximately two percentage points of the decline this year. Our acquisitions of Armada, Anovo, Aptec Saudi, DocData and distribution businesses in Chile and Peru contributed approximately two percentage points of growth. Our global revenue growth in local currencies reflects solid growth in Asia-Pacific and Latin America, partially offset by a decline in North America, primarily related to our decision to exit portions of our mobility distribution businesses in the region that did not meet our profitability requirements.
The 8.7 percent decrease in our North American net sales includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately two percentage points and the impact of the additional week of revenues in the prior year which accounts for approximately two percentage points of the decline. Revenue growth was impacted by approximately two percentage points from a decline in mobility, as we exited portions of the North American mobility distribution business that did not meet our profitability requirements. Revenues were also negatively impacted versus last year as demand for PCs and tablets declined when compared to the robust PC growth in the prior year. We continue to gain traction in cloud and commerce and fulfillment solutions, although from a small base currently.
The 14.2 percent decrease in our European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 15 percentage points and the impact of the additional week of revenues in the prior year which accounts for approximately two percentage points of the decline. In addition, during the fourth quarter of 2015, we negotiated favorable changes in contract terms for some of our high volume European distribution business, which led to recognizing the revenue on a net basis versus a gross basis, which had a negative impact of approximately two percentage points on our European net sales in 2015 but had no impact on gross profit. Our acquisitions of Anovo and DocData contributed approximately two percentage points of growth. In Germany, consumer business slowed in the first half of 2015 following strong sales at the end of 2014 in anticipation of a weakening Euro impacting local pricing, but demand has begun to improve. France, Italy and Sweden contributed solid growth to the region, with particular strength in advanced solutions and strong iPhone demand.
The 0.7 percent increase in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately seven percentage points and the impact of the additional week of revenues in the prior year which accounts for approximately two percentage points of the decline. Our acquisitions of Armada and Aptec Saudi contributed approximately four percentage points of growth. Australia generated double-digit growth in local currencies driven by strength across most product lines, including solid performance in consumer sales, particularly PCs, tablets and smartphones. India contributed single-digit growth, with robust sales in advanced solutions, partially offset by a decline in demand for PCs, tablets and smartphones toward the end of the year. China contributed modest growth in the first half of the year; however demand slowed toward the end of the year, led by weakness in smart phones, tablets and notebook PCs and related sales.
The 9.5 percent increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 16 percentage points and the impact of the additional week of revenues in the prior year which negatively impacted sales growth by approximately two percentage points. Our recent acquisitions of distribution businesses in Peru and Chile, the addition of Anovo and Grupo Acâo contributed a total of approximately 12 percentage points of growth. Mexico and Brazil both had robust double-digit growth, with strength broadly, including advanced solutions and consumer sales.
Gross profit increased by $45,575 or 1.7% in 2015 compared to 2014 and improved by 57 basis points as a percentage of revenue, driven by the benefit of the higher margin Anovo business which added 25 basis points and net revenue recognition on our new fulfillment contracts in Europe which increased margin by approximately 5 basis points. Gross margin also benefitted from a greater mix of advanced solutions sales, partially offset by growth in lower margin mobility handset sales and lower than anticipated resale pricing of returned handsets into the secondary market in North America in the first half of the year.
Total SG&A expenses increased $50,580, or 2.5%, in 2015 compared to 2014. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $157,000, costs associated with growth in our cloud and commerce and fulfillment businesses, and further organic investment in higher value businesses; partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $133,000 and savings from the implementation of our organizational effectiveness program. In addition, the current year included a charge of $4,736, or one basis point of consolidated net sales, for an estimated settlement of employee related taxes assessed in Europe recorded in the third quarter of 2015, while the prior year included a net benefit of approximately $9,411, or two basis points of consolidated net sales, relating to the receipt from a LCD flat panel display class action settlement.
The increase in amortization expense of $3,176, or 5.4%, in 2015 compared with 2014 was primarily due to our recent acquisitions.
During 2015 and 2014, we incurred net reorganization costs of $36,309 and $93,545, respectively. 2015 costs primarily related to employee termination benefits incurred in conjunction with our global actions announced in 2015, while 2014 costs primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 3, "Reorganization Costs," to our consolidated financial statements).
During 2015, we recognized a non-cash, pre-tax charge related to the impairment of internally developed software of $121,001 primarily due to the decision to cancel future deployments of SAP discussed previously.
Operating margin decreased 8 basis points in 2015 compared to 2014, primarily reflecting the impairment of internally developed software of $121,001, or 28 basis points, as discussed above, partially offset by lower reorganization, integration, transition and acquisition-related charges of $54,535, or 10 basis points of consolidated net sales versus the prior year, as well as a better mix of higher margin sales in the current year. The prior year also included the net benefit of $9,411, or two basis points of net sales, related to the LCD flat panel display class action settlement that did not recur.
The increase in our North American operating margin of 6 basis points in 2015 compared to 2014 primarily reflects a better mix of higher value sales, partially offset by continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses. The prior year also included the benefit of the impact of the LCD class action settlement of $9,411, or five basis points of North American net sales.
The increase in our European operating margin of 34 basis points in 2015 compared to 2014 primarily reflects lower charges of $52,743, or 34 basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our organizational effectiveness program and the integration of BrightPoint, compared to the prior year. Gross margins improved driven by the benefit of the higher margin Anovo business, a better mix of sales, and the region realized incremental benefits from our organizational effectiveness program. However, these benefits were reduced by strategic investments and costs associated with growing our European mobility, cloud and commerce and fulfillment solutions capabilities in the region.
The increase in our Asia-Pacific operating margin of 35 basis points in 2015 compared to 2014 reflects a better mix of products including more advanced solutions sales in Australia, Singapore and in the Middle East, as well as contributions from our recent value-added acquisitions. These increases were partially offset by increased reorganization, integration and transition costs of $5,303, or five basis points of Asia-Pacific net sales compared to the prior year, as well as our strategic investment in cloud in this region.
The decrease in our Latin American operating margin of 18 basis points in 2015 compared to 2014 reflects a greater mix of lower-margin volume sales from acquired businesses in Peru and Chile, as well as higher costs ahead of recognition of synergies from these acquisitions. Additionally, we increased the level of investment in our newly established mobility business. Higher reorganization, integration and transition costs of $2,197 or eight basis points of Latin America net sales compared to the prior year also contributed to the margin decline.

Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $118,890 in 2015 compared to $92,511 in 2014. The increase reflects a foreign currency exchange loss of $5,275 recorded in our Pan European purchasing entity in the current year compared to a gain of $7,936 in this entity in the prior year. The increase also reflects incremental interest expense due to higher average interest rates as a result of the December 2014 issuance of $500,000 of 4.95% senior unsecured notes due 2024, and higher foreign currency losses due to volatility in the market globally and higher hedging costs.
We recorded an income tax provision of $81,321, or an effective tax rate of 27.4%, in 2015 compared to $128,060, or an effective tax rate of 32.4%, in 2014. The 5 percentage point decrease in the effective tax rate in 2015 compared to 2014 is primarily driven by a favorable income mix and reduced losses in countries under valuation allowance. The 2015 income tax provision included $4,773 of net discrete tax benefits, or 1.6 percentage points of the effective rate, primarily comprised of the release of uncertain tax positions in a variety of jurisdictions including a $14,258 non-cash tax benefit related to the release of the full valuation allowance reserve against Brazilian deferred tax assets, largely offset by a $14,580 non-cash tax charge related to an increase of a valuation allowance against foreign tax credit carryforwards maintained in the U.S. The 2014 income tax provision included $9,617 of net discrete tax benefits, or 2.4 percentage points of the effective rate, primarily comprised of release of valuation allowances on our deferred tax assets and release of uncertain tax positions. The change in our effective tax rate also reflects the change in mix of profit among different tax jurisdictions and losses in other tax jurisdictions in which we are not able to record a tax benefit. Our effective tax rate may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.
Year ended January 3, 2015 compared with the year ended December 28, 2013

	2014		2013		Change - Increase (Decrease)
Net sales by reporting segment:					Amount	Percentage
North America	$19,929,129	43%	$17,367,098	41%	$2,562,031	14.8%
Europe	14,263,357	31	13,184,224	31	1,079,133	8.2
Asia-Pacific	9,991,251	21	9,950,697	23	40,554	0.4
Latin America	2,303,689	5	2,051,899	5	251,790	12.3
Total	$46,487,426	100%	$42,553,918	100%	$3,933,508	9.2%

	2014		2013		Change - Increase (Decrease)
Operating income and operating margin by reporting segment:					Amount	Margin
North America	$343,511	1.72%	$329,367	1.90%	$14,144	(0.18)%
Europe	28,203	0.20	92,792	0.70	(64,589)	(0.50)
Asia-Pacific	108,774	1.09	79,977	0.80	28,797	0.29
Latin America	42,796	1.86	43,079	2.10	(283)	(0.24)
Stock-based compensation	(36,022)	—	(30,340)	—	(5,682)	—
Total	$487,262	1.05%	$514,875	1.21%	$(27,613)	(0.16)%

	2014	2013
Net sales	100.00%	100.00%
Cost of sales	94.27	94.15
Gross profit	5.73	5.85
Operating expenses:
Selling, general and administrative	4.36	4.45
Amortization of intangible assets	0.13	0.11
Reorganization costs	0.20	0.08
Income from operations	1.05	1.21
Other expense, net	0.20	0.19
Income before income taxes	0.85	1.02
Provision for income taxes	0.28	0.29
Net income	0.57%	0.73%

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
The 14.8 percent increase in our North American net sales was driven by growth in excess of 100% in our mobility business, which benefited from our new retail and dealer channel distribution business and growth in both logistics and repairs, supported by new customer wins in 2014 and higher volume sales with existing customers. In addition, our technology and other solutions business grew in the mid single-digits, primarily driven by strength in systems and networking.
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
Gross profit increased by $176,160 or 7.1% in 2014 compared to 2013 reflecting the strong sales growth noted above, however gross margin declined by 12 basis points, largely reflecting the significant growth in mobility distribution sales to support the new retail and dealer chain noted above. Revenue mix in our technology solutions business and a more competitive pricing environment in Europe, also led to lower gross margin versus the prior year. We continuously evaluate and modify our pricing policies and certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors and general market conditions. We may experience fluctuations in our sales growth in the near term, or these modifications may negatively impact our gross margin. In addition, increased competition and any further retractions or softness in economies throughout the world may hinder our ability to maintain and/or improve gross margins from the levels realized in recent periods.
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
In 2014, we incurred net reorganization costs of $93,545 primarily relating to (i) employee termination benefits as a result of our global organizational effectiveness program and the integration of Brightpoint operations into Ingram and (ii) the write-off a previously acquired trade name. In 2013, we incurred net reorganization costs of $34,629 primarily relating to the integration of BrightPoint. Our reorganization programs resulted in headcount reductions and the closure of certain facilities and the transition of certain transaction-oriented service and support functions to shared services centers (see Note 3, "Reorganization Costs," to our consolidated financial statements).
Operating margin decreased in 2014 compared to 2013, primarily reflecting reorganization, integration and transition costs in 2014 of $130,167, or 28 basis points, compared to $35,068, or eight basis points, in 2013. The prior year also included the net benefit of the LCD class action settlement of $29,494, or seven basis points, as compared to the current year settlement of $9,411, or two basis points, and the indirect tax declaration expense in the prior year.
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
The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the fiscal years ended January 2, 2016, and January 3, 2015. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments necessary for a fair statement of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included, as well as elsewhere in this Annual Report on Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Net Sales	Gross Profit	Income From Operations	Income (Loss) Before Income Taxes	Net Income (Loss)	Diluted Earnings Per Share
2015
Quarter Ended: (1)(2)(3)
April 4, 2015	$10,644,426	$617,461	$97,715	$65,015	$43,275	$0.27
July 4, 2015	10,553,278	656,825	2,069	(28,161)	(34,293)	(0.22)
October 3, 2015	10,515,880	663,583	119,429	89,414	64,922	0.42
January 2, 2016	11,312,268	773,423	196,103	170,158	141,201	0.93
2014
Quarter Ended:(1)(4)
March 29, 2014	$10,383,989	$610,580	$68,360	$43,892	$24,833	$0.16
June 28, 2014	10,909,379	633,745	98,219	76,963	50,613	0.32
September 27, 2014	11,237,840	646,089	119,715	102,957	72,234	0.45
January 3, 2015	13,956,218	775,303	200,968	170,939	119,011	0.74

(1)
Diluted earnings per share is calculated independently each quarter and for the full year based upon their respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share reported.

(2)
Includes the net pre-tax impact of reorganization, acquisition, integration and other transition costs as follows: first quarter, $11,529; second quarter, $15,507; third quarter, $35,011; and fourth quarter, $22,996.

(3)
Includes the net pre-tax impact of a non-cash impairment charges related to internally developed software as follows: first quarter, $0; second quarter, $115,856; third quarter, $0; and fourth quarter $5,145.

(4)
Includes the net pre-tax impact of reorganization, acquisition, integration and other transition costs as follows: first quarter, $40,411; second quarter, $33,512; third quarter, $26,499; and fourth quarter, $29,745 (which are net of approximately $9,411 for the receipt of legal settlement, $6,601 in the first quarter and $2,810 in the fourth quarter).

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents totaled $935,267 and $692,777 at January 2, 2016 and January 3, 2015, respectively. We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of 2015 were 21 days, compared to 25 days at the end of 2014, 22 days at the end of 2013 and 23 days at the end of 2012. The following is a detailed discussion of our cash flows for 2015, 2014 and 2013.
Operating activities provided net cash of $1,455,953 and $466,040 in 2015 and 2013, respectively, and used net cash of $490,102 in 2014. The net cash provided from operations in 2015 largely reflects the lower sales in the fourth quarter of 2015 versus the fourth quarter in 2014, the four day decrease in working capital days at the end of 2015 as compared to 2014, as well as higher net income before non-cash charges. The cash used by operations in 2014 primarily reflects the unfavorable impact of the changes in working capital as a result of the three day increase in working capital days compared to 2013 and the growth in sales volume partially offset by net income before noncash charges. The cash flows from operations in 2013 primarily reflects net income before noncash charges and the favorable impact of the one day improvement in working capital days at the end of 2013 compared to 2012.
Investing activities used net cash of $596,043, $72,292 and $228,356 in 2015, 2014 and 2013, respectively. The cash used by investing activities in 2015 was primarily driven by our nine acquisitions which total $479,348 and capital expenditures of $122,918. The net cash used in investing activities in 2014 was primarily related to capital expenditures of $88,651, and cash payments of $40,924 related to several small but strategic acquisitions made in 2014, partially offset by proceeds of $67,470 related to the sale of a building. The net cash used in 2013 was primarily due to cash payments related to acquisitions totaling $135,763 and capital expenditures of $95,639.
Financing activities used cash of $577,184 and $155,910 in 2015 and 2013, respectively, and provided net cash of $619,690 in 2014. The net cash used by financing activities in 2015 primarily reflects net repayments of our revolving credit facilities of $307,886, the repurchase of common stock for $259,027 and dividends paid to shareholders of $30,182. The net cash provided by financing activities in 2014 primarily reflects the net proceeds from the issuance of our $500,000 senior unsecured notes due 2024 of $494,995, net proceeds from our revolving credit facilities of $99,789, and proceeds from the exercise of stock options of $19,334. The net cash used by financing activities in 2013 primarily reflects the net payment of $195,729 on our revolving credit facilities, partially offset by the proceeds of $43,384 from the exercise of stock options.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,427,487, of which $1,231,376 was outstanding, at January 2, 2016. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $935,267 and $692,777 at January 2, 2016 and January 3, 2015, respectively, of which $572,296 and $432,332, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of January 2, 2016 and January 3, 2015, we had book overdrafts of $428,628 and $400,323, respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.

We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 10, "Commitments and Contingencies," to our consolidated financial statements and Item 3. “Legal Proceedings” under Part I for further discussion of identified contingencies), for at least the next twelve months. We currently anticipate that the cash used for debt repayments will come from our current domestic cash, cash generated from on-going U.S. operating activities and from borrowings. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semiannually on June 15 and December 15, commencing June 15, 2015. At January 2, 2016 and January 3, 2015, our senior unsecured notes due in 2024 had a carrying value of $498,431 and $498,255, respectively, net of an unamortized discount of $1,569 and $1,745, respectively.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of approximately $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10, commencing February 10, 2013. At January 2, 2016 and January 3, 2015, our senior unsecured notes due 2022 had a carrying value of $298,813 and $298,634, respectively, net of unamortized discount of $1,187 and $1,366, respectively.
At January 2, 2016 and January 3, 2015, we also had $300,000 of 5.25% senior unsecured notes due 2017. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018.   Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $0 and $185,000 at January 2, 2016 and January 3, 2015, respectively, under this North American financing program.
During 2015, we had three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

a)	A program which provides for a borrowing capacity of up to €105,000, or approximately $114,062 at January 2, 2016 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $116,432 at January 2, 2016 exchange rates, maturing in June 2017.

c)	A program which provided for a maximum borrowing capacity of up to €45,000 which was terminated December 1, 2015.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at January 2, 2016 and January 3, 2015 under any of these financing programs.
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
At January 2, 2016, our actual aggregate capacity under these programs was approximately $905,494 based on eligible trade accounts receivable available, of which $0 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 2, 2016, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,622,845.

We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at January 2, 2016 and January 3, 2015 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At January 2, 2016 and January 3, 2015, letters of credit of $8,499 and $12,141, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $924,749 at January 2, 2016. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 2, 2016 and January 3, 2015, respectively, we had $134,132 and $187,026 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.8% and 6.9% per annum at January 2, 2016 and January 3, 2015, respectively. At January 2, 2016 and January 3, 2015, letters of credit totaling $54,879 and $37,195, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 2, 2016, we were in compliance with all material covenants or other material requirements set forth in all of our credit facilities, as discussed above.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At January 2, 2016 and January 3, 2015, we had a total of $388,358 and $276,808, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes our financing capacity and contractual obligations at January 2, 2016, and the effects that scheduled payments on such obligations are expected to have on our liquidity and cash flows in future periods. The amounts do not include interest. Except for interest related to our $500,000 of 4.95%, $300,000 of 5.00% and $300,000 of 5.25% senior unsecured notes, all other interest is incurred at variable rates (see Note 6, "Debt," to our consolidated financial statements).

			Payments Due by Period
Contractual Obligations	Total Capacity	Balance Outstanding	Less Than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
Senior unsecured notes	$1,097,244	$1,097,244	$—	$300,000	$—	$797,244
North American revolving trade accounts receivable-backed financing program(1)	675,000	—	—	—	—	—
Europe revolving trade accounts receivable-backed financing programs(1)	114,062	—	—	—	—	—
Asia-Pacific revolving trade accounts receivable-backed financing program(1)	116,432	—	—	—	—	—
Revolving senior unsecured credit facilities(2)	1,500,000	—	—	—	—	—
Lines of credit and other(2)	924,749	134,132	134,132	—	—	—
Subtotal	4,427,487	1,231,376	134,132	300,000	—	797,244
Minimum payments under:
Operating leases(3)	527,346	527,346	100,551	173,059	126,051	127,685
Total	$4,954,833	$1,758,722	$234,683	$473,059	$126,051	$924,929

(1)
The aggregate capacity amount of $905,494 for these programs in the table above represents the maximum capacity available under these facilities. Our actual capacity is dependent upon the amount of eligible trade accounts receivable that may be used to support these facilities. As of January 2, 2016, our actual aggregate capacity under these programs based on eligible trade accounts receivable was approximately $905,494, of which $0 of such capacity was used.

(2)
The capacity amount in the table above represents the maximum capacity available under these facilities. Certain of these facilities can also be used to support letters of credit. At January 2, 2016, letters of credit totaling $63,378 were issued to certain vendors to support payment of insurance claims or the performance by our subsidiaries with respect to certain lease agreements, vendor purchase obligations, or other operating liabilities. The issuance of these letters of credit also reduces our available capacity under the respective facilities by the same amount.

(3)	Excludes $23,445 of tax contingencies for which we cannot make a reasonably reliable estimate of the amount and period of payment, if any.

(4)
We lease the majority of our facilities and certain vehicles and equipment under noncancelable operating leases. Amounts in this table represent future minimum payments on operating leases that have original noncancelable lease terms in excess of 12 months.

We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of 2015, 2014 and 2013. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $7,797. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.
In connection with the acquisition of businesses in 2015, 2014 and 2013, we entered into acquisition agreements which include provisions to make additional contingent consideration payments. As of January 2, 2016, the accrual for potential contingent consideration payments under these agreements is $3,371.
Because our commitments under our employee benefit plans are not fixed amounts, they have not been included in the contractual obligations table.
Other Matters
See Part I, Item 3. “Legal Proceedings” for discussions of legal matters and contingencies.
New Accounting Standards
See Note 2, "Significant Accounting Policies," to our consolidated financial statements for the discussion of new accounting standards.

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
Our foreign currency risk management objective is to protect our earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward contracts to offset exchange risk associated with receivables and payables. We generally maintain hedge coverage between minimum and maximum percentages. Cross-currency interest rate swaps are used to hedge foreign currency denominated principal and interest payments related to intercompany and third-party loans. During 2015, hedged transactions were denominated in U.S. dollars, Canadian dollars, euros, British pounds, Danish krone, Hungarian forint, Israeli shekel, Norwegian kroner, Swedish krona, Swiss francs, Polish zloty, South African rand, Australian dollars, Chinese yuan, Indian rupees, Japanese yen, Malaysian ringgit, New Zealand dollars, Singaporean dollars, Thai baht, Indonesian rupiah, Brazilian reais, Chilean pesos, Mexican pesos, Columbian pesos, Peruvian soles and Turkish lira.
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
The estimated maximum potential one-day loss in fair value, calculated using the VaR model would be $12,887 and $10,154 as of January 2, 2016 and January 3, 2015, respectively. We believe that the hypothetical loss in fair value of our derivatives would be offset by gains in the value of the underlying transactions being hedged.

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

INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)

	Fiscal Year End
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$935,267	$692,777
Trade accounts receivable (less allowances of $59,437 and $70,716)	5,663,754	6,115,328
Inventory	3,457,016	4,145,012
Other current assets	475,813	532,406
Total current assets	10,531,850	11,485,523
Property and equipment, net	381,414	432,430
Goodwill	843,001	532,483
Intangible assets, net	374,674	318,689
Other assets	176,321	62,318
Total assets	$12,307,260	$12,831,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,353,511	$6,522,369
Accrued expenses	620,501	542,038
Short-term debt and current maturities of long-term debt	134,103	372,026
Total current liabilities	7,108,115	7,436,433
Long-term debt, less current maturities	1,097,273	1,096,889
Other liabilities	134,086	132,295
Total liabilities	8,339,474	8,665,617
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 195,320 and 193,563 shares issued and 148,362 and 156,214 shares outstanding in 2015 and 2014, respectively	1,954	1,935
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,503,043	1,461,705
Treasury stock, 46,958 and 37,349 shares in 2015 and 2014, respectively	(892,925)	(636,493)
Retained earnings	3,513,101	3,328,178
Accumulated other comprehensive (loss) income	(157,387)	10,501
Total stockholders’ equity	3,967,786	4,165,826
Total liabilities and stockholders’ equity	$12,307,260	$12,831,443
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)

	Fiscal Year Ended
	2015	2014	2013
Net sales	$43,025,852	$46,487,426	$42,553,918
Cost of sales	40,314,560	43,821,709	40,064,361
Gross profit	2,711,292	2,665,717	2,489,557
Operating expenses:
Selling, general and administrative	2,076,528	2,025,948	1,891,573
Amortization of intangible assets	62,138	58,962	48,480
Reorganization costs	36,309	93,545	34,629
Impairment of internally developed software	121,001	—	—
	2,295,976	2,178,455	1,974,682
Income from operations	415,316	487,262	514,875
Other expense (income):
Interest income	(3,129)	(4,882)	(7,652)
Interest expense	81,866	77,728	59,165
Net foreign currency exchange loss	27,130	4,260	11,578
Other	13,023	15,405	15,685
	118,890	92,511	78,776
Income before income taxes	296,426	394,751	436,099
Provision for income taxes	81,321	128,060	125,516
Net income	$215,105	$266,691	$310,583
Basic earnings per share	$1.40	$1.72	$2.03
Diluted earnings per share	$1.37	$1.67	$1.99
Cash dividends paid per common share	$0.20	$—	$—

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In 000s)

	Fiscal Year Ended
	2015	2014	2013
Net income	$215,105	$266,691	$310,583
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(167,888)	(101,069)	(33,312)
Other comprehensive loss, net of tax	(167,888)	(101,069)	(33,312)
Comprehensive income	$47,217	$165,622	$277,271

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In 000s)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 29, 2012	$1,883	$1,361,650	$(648,066)	$2,750,904	$144,882	$3,611,253
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	36	30,303				30,339
Income tax benefits for stock plan awards		422				422
Stock-based compensation expense		30,340				30,340
Issuance of treasury shares, net of shares withheld for employee taxes		(8,766)	8,766			—
Comprehensive income				310,583	(33,312)	277,271
December 28, 2013	1,919	1,413,949	(639,300)	3,061,487	111,570	3,949,625
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	16	9,010				9,026
Income tax benefits for stock plan awards		5,531				5,531
Stock-based compensation expense		36,022				36,022
Issuance of treasury shares, net of shares withheld for employee taxes		(2,807)	2,807			—
Comprehensive income				266,691	(101,069)	165,622
January 3, 2015	1,935	1,461,705	(636,493)	3,328,178	10,501	4,165,826
Stock options exercised and shares issued under the stock plan, net of shares withheld for employee taxes	19	1,011				1,030
Income tax benefits for stock plan awards		3,029				3,029
Stock-based compensation expense		39,893				39,893
Repurchase of Class A Common Stock			(259,027)			(259,027)
Dividends paid				(30,182)		(30,182)
Issuance of treasury shares, net of shares withheld for employee taxes		(2,595)	2,595			—
Comprehensive income				215,105	(167,888)	47,217
January 2, 2016	$1,954	$1,503,043	$(892,925)	$3,513,101	$(157,387)	$3,967,786

See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)

	Fiscal Year Ended
	2015	2014	2013
Cash flows from operating activities:
Net income	$215,105	$266,691	$310,583
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	153,144	146,028	128,915
Stock-based compensation	39,893	36,022	30,340
Excess tax benefit from stock-based compensation	(5,154)	(5,572)	(1,944)
Write-off of assets	—	12,855	8,399
Gain on sale of property and equipment	(2,222)	(1,684)	(1,045)
Impairment of internally developed software	121,001	—	—
Noncash charges for interest and bond discount amortization	2,917	2,425	2,554
Deferred income taxes	(29,158)	(29,282)	(33,087)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	399,538	(601,083)	(66,400)
Inventory	596,493	(405,611)	(159,779)
Other current assets	(40,879)	(24,268)	(13,654)
Accounts payable	3,950	252,977	234,913
Change in book overdrafts	(28,305)	52,486	(67,370)
Accrued expenses	29,630	(192,086)	93,615
Cash provided (used) by operating activities	1,455,953	(490,102)	466,040
Cash flows from investing activities:
Capital expenditures	(122,918)	(88,651)	(95,639)
Sale (purchase) of marketable securities, net	5,000	(187)	1,877
Proceeds from sale of property and equipment	1,223	67,470	1,169
Cost-based investment	—	(10,000)	—
Acquisitions and earn-out payments, net of cash acquired	(479,348)	(40,924)	(135,763)
Cash used by investing activities	(596,043)	(72,292)	(228,356)
Cash flows from financing activities:
Proceeds from exercise of stock options	17,115	19,334	43,384
Repurchase of Class A Common Stock	(259,027)	—	—
Excess tax benefit from stock-based compensation	5,154	5,572	1,944
Net proceeds from issuance of senior unsecured notes, net of issuance costs	—	494,995	—
Fees associated with the amendment and extension of credit facilities	—	—	(1,086)
Other consideration for acquisitions	(2,358)	—	—
Dividends paid to shareholders	(30,182)	—	—
Net proceeds from (repayments of) revolving credit facilities	(307,886)	99,789	(195,729)
Other	—	—	(4,423)
Cash provided (used) by financing activities	(577,184)	619,690	(155,910)
Effect of exchange rate changes on cash and cash equivalents	(40,236)	(38,909)	(2,531)
Increase in cash and cash equivalents	242,490	18,387	79,243
Cash and cash equivalents, beginning of year	692,777	674,390	595,147
Cash and cash equivalents, end of year	$935,267	$692,777	$674,390
Supplemental disclosures of cash flow information:
Cash payments during the year:
Interest	$79,831	$77,226	$57,492
Income taxes	$123,297	$168,827	$144,978
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
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday nearest to December 31. All references herein to "2015", "2014", and "2013" represent the fiscal years ended January 2, 2016 (52-weeks), January 3, 2015 (53-weeks), and December 28, 2013 (52-weeks), respectively.
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
Change in Accounting Principle
During the fiscal year ended January 2, 2016, we adopted the provisions of Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740)-Balance Sheet Classification of Deferred Taxes". Current U.S. Generally Accepted Accounting Principles ("GAAP") requires a company to separate deferred income tax liabilities and assets into current and non-current amounts in the statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. In order to simplify our financial statement presentation, we elected to early adopt this ASU on a prospective basis and have not restated any prior periods.
Revenue Recognition
Revenue is recognized when: an arrangement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collection is reasonably assured. Service revenues represented less than 10% of total net sales for 2015, 2014 and 2013. We, under specific conditions, permit our customers to return or exchange products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. The net impact on gross margin from estimated sales returns is included in allowances against trade accounts receivable in the consolidated balance sheet. We also have limited contractual relationships with certain of our customers and suppliers whereby we assume an agency relationship in the transaction. In such arrangements, we recognize as revenues the net fee associated with serving as an agent.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

We sell products purchased from many vendors, but generated approximately 14%, 14%, and 15% of our net sales in 2015, 2014 and 2013, respectively, from products purchased from HP Inc. and Hewlett Packard Enterprise combined, and approximately 12% of our consolidated net sales in 2015 from products purchased from Apple Inc. There were no other vendors whose products represented 10% or more of our net sales for each of the last three fiscal years.
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
Book overdrafts of $428,628 and $400,323 as of January 2, 2016 and January 3, 2015, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of January 2, 2016 and January 3, 2015, or any balance on any given date.

Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At January 2, 2016 and January 3, 2015, we had a total of $388,358 and $276,808, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Factoring fees of $4,565, $4,757, and $2,851 incurred in 2015, 2014 and 2013, respectively, related to the sale of trade accounts receivable under both facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
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
Long-Lived and Intangible Assets
We assess potential impairments to our long-lived and intangible assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets. The gross carrying amounts of finite-lived identifiable intangible assets of $537,308 and $488,753 at January 2, 2016 and January 3, 2015, respectively, are amortized over their remaining estimated lives ranging up to 12 years with the predominant amounts having lives of 3 to 10 years. The net carrying amount was $374,674 and $318,689 at January 2, 2016 and January 3, 2015, respectively. Amortization expense was $62,138, $58,962 and $48,480 for 2015, 2014 and 2013, respectively.
Future minimum amortization expense of finite-lived identifiable intangible assets that we expect to recognize over the next five years and thereafter are as follows:

2016	$68,133
2017	66,440
2018	62,426
2019	50,205
2020	43,903
Thereafter	83,567
$374,674

During 2015, we recognized a non-cash, pre-tax charge related to the impairment of internally developed software of $121,001 primarily due to the decision to cancel future deployments of SAP. During the second quarter of 2014, we wrote-off a previously acquired trade name of $7,528 as a result of the integration of certain operations under the Ingram Micro brand. There were no impairments to our long-lived and other identifiable intangible assets in 2013.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in an acquisition and is reviewed annually for potential impairment, or when circumstances warrant.
Additions to goodwill in 2015 were primarily due to our acquisitions of Anovo, Odin, DocData, and Acâo. Additionally, we adjusted goodwill in 2015 to reflect the finalization of the allocation of purchase price related to our acquisition of Armada Computer Systems ("Armada").

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We perform our annual goodwill impairment assessment during our fiscal fourth quarter. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform "Step 1" of the two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount. Our most recent annual review, based on qualitative factors, indicated that we had no impairment of goodwill, as it was more likely than not that the fair value of the reporting unit was greater than its carrying value.
The changes in the carrying amount of goodwill are as follows:

	North America	Europe	Asia-Pacific	Latin America	Total
Balance at December 28, 2013	$392,937	$42,160	$92,429	$—	$527,526
Acquisitions	4,870	241	4,970	—	10,081
Adjustments/reclassifications	(5,124)	—	—	—	(5,124)
Balance at January 3, 2015	$392,683	$42,401	$97,399	$—	$532,483
Acquisitions	97,694	163,306	2,135	65,852	328,987
Adjustments/reclassifications	(2,664)	(7,509)	(7,609)	(687)	(18,469)
Balance at January 2, 2016	$487,713	$198,198	$91,925	$65,165	$843,001
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable from customers and vendors, and derivative financial instruments. Our cash and cash equivalents are deposited and/or invested with various financial institutions globally that are monitored by us regularly for credit quality. Our trade accounts receivable reflect a large number of customers and dispersed across wide geographic areas, none of which has accounted for 10% or more of our consolidated net sales in 2015, 2014 and 2013 and no customer accounts receivable balance was greater than 10% of our total trade accounts receivable at January 2, 2016 nor January 3, 2015. We perform ongoing credit evaluations of our customers’ financial conditions, obtain credit insurance in many locations and require collateral in certain circumstances. We maintain an allowance for estimated credit losses.
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
The computation of Basic EPS and Diluted EPS is as follows:

	Fiscal Year Ended
	2015	2014	2013
Net income	$215,105	$266,691	$310,583
Weighted average shares	153,500	155,492	152,900
Basic EPS	$1.40	$1.72	$2.03
Weighted average shares, including the dilutive effect of stock-based awards (3,096, 3,960 and 3,372 for 2015, 2014 and 2013, respectively)	156,596	159,452	156,272
Diluted EPS	$1.37	$1.67	$1.99
There were approximately 2,545, 1,772 and 2,069 stock-based awards in 2015, 2014 and 2013, respectively, which were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock, thereby resulting in an antidilutive effect.
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
New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP.  The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services.  The accounting standard is effective for us in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use. Early adoption is permitted in the first quarter of fiscal year 2017. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements and evaluating our potential adoption method.

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
In February 2016, the FASB issued ASU 2016-2,"Leases (Topic 842)".  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.  The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

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
During the fiscal year ended January 2, 2016, and January 3, 2015, we recognized net reorganization charges of $36,309, and $93,545, respectively. The reorganization charges during the fiscal year ended January 2, 2016 primarily related to employee termination benefits. During the fiscal year ended January 3, 2015, the reorganization charges primarily related to $85,791 of employee termination benefits, and $7,528 for a previously acquired trade name that we wrote-off as we integrated certain operations under the Ingram Micro brand.
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
A summary of the reorganization and expense-reduction program costs incurred in 2015, 2014, and 2013 are as follows:

	Reorganization costs
	Headcount Reduction	Employee Termination Benefits	Facility Costs/Other	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs
Fiscal year ended-2015
North America		$14,468	$56	$14,524	$(1,523)	$13,001
Europe		15,411	2,102	17,513	(1,663)	15,850
Asia-Pacific		5,567	452	6,019	—	6,019
Latin America		974	465	1,439	—	1,439
Total	582	$36,420	$3,075	$39,495	$(3,186)	$36,309

Fiscal year ended-2014
North America		$14,808	$7,541	$22,349	$—	$22,349
Europe		66,467	—	66,467	—	66,467
Asia-Pacific		2,482	213	2,695	—	2,695
Latin America		2,034	—	2,034	—	2,034
Total	1,183	$85,791	$7,754	$93,545	$—	$93,545

Fiscal year ended-2013
North America		$5,186	$3,610	$8,796	$173	$8,969
Europe		18,730	764	19,494	(188)	19,306
Asia-Pacific		1,411	4,955	6,366	(12)	6,354
Latin America		—	—	—	—	—
Total	628	$25,327	$9,329	$34,656	$(27)	$34,629

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Adjustments in the table above primarily reflect increases or decreases in estimated costs for employee terminations or to exit facilities.
The remaining liabilities and 2015 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at January 3, 2015	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at January 2, 2016 (a)

2015 and 2014 Reorganization actions
Employee termination benefits	$24,296	$34,757	(b)	$(40,910)	$(2,714)	$15,429
Facility and Other Costs	—	3,075		(2,271)	—	804
Subtotal	24,296	37,832		(43,181)	(2,714)	16,233

2013 and Prior Reorganization actions
Employee termination benefits	118	—		(118)	—	—
Facility and Other Costs	2,496	(1,523)	(c)	(973)	—	—
Subtotal	2,614	(1,523)		(1,091)	—	—
Total	$26,910	$36,309		$(44,272)	$(2,714)	$16,233

(a)We expect the remaining liabilities to be substantially utilized by the end of 2016.

(b)	Included in the table above are adjustments related to a $1,663 reduction of reorganization liabilities recorded in 2014 in Europe for lower than expected employee termination benefits.

(c)
Included in the table above are adjustments related to the reductions of $1,523 to 2013 and prior reorganization plan liabilities, respectively, recorded prior years in North America for lower than expected facility and other costs.

Note 4 — Acquisitions, Goodwill and Intangible Assets
2015 Acquisitions

On December 21, 2015, we acquired all the outstanding shares of Acâo, one of Latin America's leading providers of critical value-add IT solutions, for a cash payment of $68,654, net of cash acquired. The major class of assets and liabilities to which we preliminarily allocated the purchase price was $58,043 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to assembled workforce and the enhancement of value-add IT solutions to our distribution business in Latin America.

On December 18, 2015, we acquired all the outstanding shares of DocData, for a cash payment of $144,752, net of cash acquired. DocData is one of the leading European providers of order fulfillment, returns logistics and on-line payment services that also provides critical commerce solutions to major retailers, brands and promising start-ups. The major class of assets and liabilities to which we preliminarily allocated the purchase price was $133,538 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of our commerce and fulfillment services business.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

On December 18, 2015, we acquired the assets of Odin, for a cash payment of $163,906, net of cash acquired, which will enhance our cloud management platform technologies. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were $65,240 to identifiable intangible assets and $109,768 to goodwill. The identifiable intangible assets primarily consist of customer relationships, trade name and developed technology with estimated useful lives that range from three to six years. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of our cloud strategy.

On June 14, 2015, we acquired a 75% majority interest in Aptec Saudi, the largest value-added technology distributor in Saudi Arabia for a payment of $5,200, net of cash acquired. In addition, the purchase price includes a deferred payment of $1,872, payable over the next fiscal year. The major class of assets and liabilities to which we preliminarily allocated the purchase price were identifiable intangible assets of $5,258. The identifiable intangible asset consists of customer relationships with estimated useful lives of seven years. As of January 2, 2016, we recorded minority interest of $1,800 in other liabilities on the consolidated balance sheet for the remaining 25% interest in Aptec Saudi.

On March 16, 2015, we acquired all of the outstanding shares of certain subsidiaries of Tech Data located in Latin America for a cash payment of $15,978, net of cash acquired, and the assumption of debt of $43,658. The consideration paid was preliminarily allocated to the fair value of net tangible assets, which primarily consisted of accounts receivable, inventory and accounts payable.

On February 27, 2015, we acquired 97.5% of the outstanding shares of Anovo, a leading global provider of device lifecycle services for a payment of $68,123, net of cash acquired, plus assumption of debt of $32,486. The major classes of assets and liabilities to which we allocated the purchase price were $52,728 to identifiable intangible assets, and $26,428 to goodwill. The identifiable intangible assets primarily consist of developed technology, a trade name and customer relationships with estimated useful lives that range from four to ten years. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce. During the second half of the fiscal year ended January 2, 2016, we acquired an additional 2.5% of the outstanding shares of Anovo for $1,391. As of January 2, 2016, we own 100% of the outstanding shares of Anovo.

In addition, during fiscal year ended January 2, 2016, we completed three small but strategic acquisitions for cash aggregating $1,924, and an estimated future earn-out payment of $613. These acquisitions will enhance our existing portfolio of products and services. The purchase price was preliminarily allocated to the assets and liabilities assumed based on their estimated fair values on the transaction date, resulting in the recording of identifiable intangible assets of $1,294, and $1,210 to goodwill. The identifiable intangible assets are primarily related to customer relationships with an estimated useful life of five years.

These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented for the 2015 acquisitions because the effects of the business combinations for these acquisitions, individually and in aggregate, were not material to our consolidated results of operations. For our recent acquisitions, asset valuations are still in progress and the amounts preliminarily allocated to goodwill and intangible assets will be finalized in 2016.
2014 Acquisitions
On December 1, 2014, we acquired 58% of the outstanding shares of Armada, a leading IT value distributor in Turkey for consideration paid of $20,100, net of cash acquired. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were goodwill of $4,970, and identifiable intangible assets of $9,949, primarily consisting of a trade name and customer relationships with estimated useful lives of five years. The goodwill recognized in connection with the acquisition is primarily attributable to the assembled workforce and our expectation of expanding Armada’s brand, and enhancing our existing enterprise solutions portfolio and channel development experience in the small and medium sized business market, credit services, training and other professional offering in Turkey. As of January 3, 2015, we recorded minority interest of $17,666 in other liabilities on the consolidated balance sheet for the remaining 42% of the outstanding shares. During the fiscal year ended January 2, 2016, we acquired an additional 23% of the outstanding shares of Armada Computer Systems for $9,420. As of January 2, 2016, we owned 81% of the outstanding shares, and we recorded minority interest of $8,246 in other liabilities on the consolidated balance sheet for the remaining 19% of the outstanding shares.

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
Note 5 — Property and Equipment
Property and equipment consist of the following:

	Fiscal Year End
	2015	2014
Land	$5,372	$4,230
Buildings and leasehold improvements	164,650	131,001
Distribution equipment	307,512	277,205
Computer equipment and software	654,786	732,452
	1,132,320	1,144,888
Accumulated depreciation	(750,906)	(712,458)
Property and equipment, net	$381,414	$432,430

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

On December 22, 2014, we entered into a sale leaseback agreement, whereby we sold three North American properties for a cash consideration of $67,470 and then leased back the properties for a term of 10 years. The gain recognized on the property leased back has been deferred and is being recognized over the life of the lease term.

Note 6 — Debt
The carrying value of our outstanding debt consists of the following:

	Fiscal Year End
	2015	2014
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,569 and $1,745, respectively	$498,431	$498,255
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,187 and $1,366, respectively	298,813	298,634
Senior unsecured notes, 5.25% due 2017	300,000	300,000
North America revolving trade accounts receivable-backed financing program	—	185,000
Lines of credit and other debt	134,132	187,026
	1,231,376	1,468,915
Short-term debt and current maturities of long-term debt	(134,103)	(372,026)
	$1,097,273	$1,096,889

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
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018.  Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $0 and $185,000 at January 2, 2016 and January 3, 2015, respectively, under this North American financing program.
During 2015, we had three revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific:

i)	A program which provides for a borrowing capacity of up to €105,000, or approximately $114,062 at January 2, 2016 exchange rates, maturing in January 2017.

ii)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $116,432 at January 2, 2016 exchange rates, maturing in June 2017

iii)	A program which provided for a maximum borrowing capacity of up to €45,000 which was terminated December 1, 2015.
The current programs require certain commitment fees, and borrowings under this program incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at January 2, 2016 and January 3, 2015 under any of these financing programs.

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
At January 2, 2016, our actual aggregate capacity under these programs was approximately $905,494 based on eligible trade accounts receivable available, of which $0 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At January 2, 2016, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,622,845.
We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR, plus a predetermined margin that is based on our debt ratings and leverage ratio. We had no borrowings at January 2, 2016 and January 3, 2015, under this credit facility. This credit facility may also be used to issue letters of credit. At January 2, 2016 and January 3, 2015, letters of credit of $8,499 and $12,141, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $924,749 at January 2, 2016. Most of these arrangements are on an uncommitted basis and are reviewed periodically for renewal. At January 2, 2016 and January 3, 2015, respectively, we had $134,132 and $187,026 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 6.8% and 6.9% per annum at January 2, 2016 and January 3, 2015, respectively. At January 2, 2016 and January 3, 2015, letters of credit totaling $54,879 and $37,195, respectively, were issued to various customs agencies and landlords to support our subsidiaries. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At January 2, 2016, we were in compliance with all material covenants or other material requirements set forth in all of our credit facilities.
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
The components of income before income taxes consist of the following:

	Fiscal Year Ended
	2015	2014	2013
United States	$(6,456)	$198,345	$200,663
Foreign	302,882	196,406	235,436
Total	$296,426	$394,751	$436,099

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The provision for income taxes consists of the following:

	Fiscal Year Ended
	2015	2014	2013
Current:
Federal	$16,727	$89,537	$80,910
State	2,714	12,185	8,225
Foreign	91,038	55,620	69,468
	110,479	157,342	158,603
Deferred:
Federal	(6,448)	(23,728)	(13,894)
State	(2,183)	(7,509)	(1,776)
Foreign	(20,527)	1,955	(17,417)
	(29,158)	(29,282)	(33,087)
Provision for income taxes	$81,321	$128,060	$125,516

The reconciliation of the statutory U.S. federal income tax rate to our effective tax rate is as follows:

	Fiscal Year Ended
	2015	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.2	1.5	1.5
U.S. tax on foreign earnings, net of foreign tax credits	(0.2)	0.3	(4.6)
Effect of international operations	(7.5)	(6.5)	(5.6)
Effect of change in valuation allowances	0.2	2.9	2.9
Other	(0.3)	(0.8)	(0.4)
Effective tax rate	27.4%	32.4%	28.8%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets and liabilities are classified as non-current in the consolidated statements of financial position. Significant components of our net deferred tax assets and liabilities are as follows:

	Fiscal Year End
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$301,522	$308,071
Tax credit carryforwards	146,157	144,821
Employee benefits, including stock-based compensation	60,894	60,650
Reorganization and restructuring reserves	2,329	1,169
Inventory	31,181	39,290
Depreciation and amortization	28,657	37,331
Allowance on trade accounts receivable	14,149	12,327
Reserves and accruals not currently deductible for income tax purposes	26,647	32,097
Other	34,945	26,298
Total deferred tax assets	646,481	662,054
Valuation allowance	(344,855)	(342,938)
Subtotal	301,626	319,116
Deferred tax liabilities:
Depreciation and amortization	(109,186)	(139,610)
Outside basis difference on earnings of foreign subsidiaries	(58,585)	(59,758)
Other	(16,712)	(12,337)
Total deferred tax liabilities	(184,483)	(211,705)
Net deferred tax assets	$117,143	$107,411

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
We considered the impact of changes in business strategy, including the decision in the second quarter of 2015 to cancel future deployments of SAP, which resulted in a decrease in projected foreign source income, primarily due to lower royalties from foreign affiliates, and, as such, a decrease in projected utilization of Foreign Tax Credits. Consequently, we increased the valuation allowance on Foreign Tax Credits resulting in a non-cash charge of $14,580 which impacted both the second quarter and full year effective tax rate.
We also considered new events that occurred during the fourth quarter of 2015, in particular the acquisition of Acâo, which included a very profitable Brazilian business, which combined with our existing Brazilian operations, is forecasted to generate higher levels of taxable profits going forward. We also reevaluated all other available positive and negative evidence and ultimately concluded it was now more likely than not the deferred tax assets, primarily net operating losses ("NOLs") with an indefinite carryfoward life, would be realized. As a result, we reversed the full valuation allowance against Brazilian deferred tax assets recorded to date. The release generated a non-cash benefit of $14,258, which impacted both the fourth quarter and full year effective tax rate.
At January 2, 2016, we had deferred tax assets related to net operating loss carryforwards of $301,522, along with a valuation allowance of $258,426, with the net amount reflecting the amount more likely than not to be realized. Of the remaining $43,096 of net deferred tax assets associated with NOL carryforwards, $32,105 has no expiration date. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities. We monitor all of our other deferred tax assets for realizability in a similar manner to those described above and will record or release valuation allowances as required to reflect the amount more likely than not to be realized.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

At January 2, 2016, our tax credit carryforwards for income tax purposes were $146,157. Foreign tax credit carryforwards in the U.S. represent $144,379 of that amount, and our total valuation allowance related to such credit carryforwards was $76,715. The net deferred tax asset reflects the amount more likely than not to be realized based on our current ability to generate the character of income required to utilize these credits prior to expiry through 2025. A number of different Federal and State credits with various expiry dates comprised the remaining $1,778 of tax credit carryforwards.

The valuation allowance increased by a net $1,917 during 2015, driven primarily by the increase in the valuation allowance on deferred tax assets related to net operating losses in Luxembourg and U.S. foreign tax credit carryfowards, which, as described above, was largely offset by the valuation allowance release on Brazil deferred tax assets, as well as the impacts of translation adjustments for previously established valuation allowances in currencies other than the U.S. dollar. The remaining change relates primarily to book operating losses in certain subsidiaries that are currently not expected to be realized through future taxable income in these entities, partially offset by previously reserved amounts that became realizable based on taxable income generated in the current year.
We have not provided deferred taxes on undistributed earnings from certain of our foreign subsidiaries that are indefinitely reinvested. These undistributed earnings may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We estimate that our total net undistributed earnings upon which we have not provided deferred tax totals approximately $2,200,000 at January 2, 2016, and $2,100,000 at January 3, 2015. A determination of the deferred tax liability on such earnings is not practicable as such liability is dependent upon our U.S. foreign tax credit position that would exist at the time any remittance would occur.
Tax benefits claimed from the exercise of employee stock options and other employee stock programs that are in excess of (less than) the amount recorded upon grant are recorded as an increase (decrease) in stockholders’ equity. In 2015, 2014 and 2013, these amounts totaled $3,029, $5,531, and $422, respectively.
The total amount of gross unrecognized tax benefits is $23,445 as of January 2, 2016, substantially all of which would impact the effective tax rate if recognized. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2015	2014	2013
Gross unrecognized tax benefits at beginning of the year	$30,372	$35,398	$38,790
Increases in tax positions for prior years	—	2,442	4,918
Decreases in tax positions for prior years	(1,508)	(2,735)	(61)
Increases in tax positions for current year	2,932	5,357	737
Settlements	(2,775)	(482)	(1,078)
Lapse in statute of limitations	(5,576)	(9,608)	(7,908)
Gross unrecognized tax benefits at end of the year	$23,445	$30,372	$35,398
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Total accruals for interest and penalties on our unrecognized tax benefits were $6,652 and $7,625 as of January 2, 2016 and January 3, 2015, respectively.
We conduct business globally and, as a result, we and/or one or more of our subsidiaries file income tax returns in the U.S. federal and various state jurisdictions and in over forty foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which we operate. In the U.S., the IRS has concluded its examination for the years prior to 2012. In our material tax jurisdictions, the statute of limitations is open, in general, for three to five years.
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 8 — Derivative Financial Instruments
Our derivatives designated as hedging instruments have consisted primarily of foreign currency forward contracts to hedge certain foreign currency-denominated intercompany management fees. We also use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans. At January 2, 2016 and January 3, 2015, we had no derivatives that are designated as hedging instruments.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts(1)		Fair Value
	2015	2014	2015	2014
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$1,669,296	$1,863,626	$54,133	$31,213
Accrued expenses
Foreign exchange contracts	618,961	450,352	(8,217)	(1,793)
Total	$2,288,257	$2,313,978	$45,916	$29,420
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

	Fiscal Year Ended
	2015	2014	2013
Net gain (loss) recognized in earnings	122,308	79,796	(11,657)

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
As of January 2, 2016, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	January 2, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$201,051	$201,051	$—	$—
Marketable trading securities (a)	51,720	51,720	—	—
Derivative assets	54,133	—	54,133	—
Total assets at fair value	$306,904	$252,771	$54,133	$—

Liabilities:
Derivative liabilities	$8,217	$—	$8,217	$—
Contingent consideration	3,371	—	—	3,371
Total liabilities at fair value	$11,588	$—	$8,217	$3,371

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
Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	January 2, 2016
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Liabilities:
Senior unsecured notes, 5.25% due 2017	$300,000	$313,039	$—	$313,039	$—
Senior unsecured notes, 5.00% due 2022	298,813	301,867	—	301,867	—
Senior unsecured notes, 4.95% due 2024	498,431	501,515	—	501,515	—
	$1,097,244	$1,116,421	$—	$1,116,421	$—

	January 3, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Liabilities:
Senior unsecured notes, 5.25% due 2017	$300,000	$323,527	$—	$323,527	$—
Senior unsecured notes, 5.00% due 2022	298,634	314,954	—	314,954	—
Senior unsecured notes, 4.95% due 2024	498,255	499,923	—	499,923	—
	$1,096,889	$1,138,404	$—	$1,138,404	$—
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 10 — Commitments and Contingencies
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,256 at January 2, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at January 2, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 55,083 ($14,106 at January 2, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,084 at January 2, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 4,494 ($1,151 at January 2, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for a total amount of Brazilian Reais 16,089 ($4,120 at January 2, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, incremental charges for possible penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 284,457 ($72,849 at January 2, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In connection with the due diligence performed during the acquisition of Acâo, we also discovered a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($17,210 at January 2, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (2) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($19,516 at January 2, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($1,921 at January 2, 2016 exchange rate), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for 2015, 2014 and 2013. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $7,797. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in other accrued liabilities.
We lease the majority of our facilities and certain equipment under noncancelable operating leases. Rental expense, including obligations related to IT outsourcing services, for the years ended 2015, 2014 and 2013 was $124,876, $117,890 and $113,709, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Future minimum rental commitments on operating leases that have remaining noncancelable lease terms as of January 2, 2016 are as follows:

2016	$100,551
2017	93,277
2018	79,782
2019	69,848
2020	56,203
Thereafter	127,685
$527,346
Note 11 — Segment Information

Our reporting units coincide with the geographic operating segments which include North America, Europe, Asia-Pacific, and Latin America. The measure of segment profit is income from operations.
Geographic areas in which we operated our reporting segments during 2015 include North America (the United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Russia, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, Egypt, India, Indonesia, Israel, Lebanon, Malaysia, Morocco, New Zealand, Pakistan, Saudi Arabia, Singapore, South Africa, Thailand, Turkey, and United Arab Emirates), and Latin America (Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation recognized to our operating segments; therefore, we are reporting this as a separate amount (See Note 12, "Stock-Based Compensation"). Additionally, we did not allocate the impairment of internally developed software to the regions; it has been presented separately.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Financial information by reportable segment is as follows:

	Fiscal Year Ended
	2015	2014	2013
Net sales
North America	$18,200,671	$19,929,129	$17,367,098
Europe	12,236,513	14,263,357	13,184,224
Asia-Pacific	10,066,110	9,991,251	9,950,697
Latin America	2,522,558	2,303,689	2,051,899
Total	$43,025,852	$46,487,426	$42,553,918
Income from operations
North America	$323,287	$343,511	$329,367
Europe	65,742	28,203	92,792
Asia-Pacific	144,815	108,774	79,977
Latin America	42,366	42,796	43,079
Stock-based compensation expense	(39,893)	(36,022)	(30,340)
Impairment of internally developed software	(121,001)	—	—
Total	$415,316	$487,262	$514,875
Capital expenditures
North America	$89,671	$62,711	$74,016
Europe	19,801	15,867	9,387
Asia-Pacific	10,688	8,172	10,720
Latin America	2,758	1,901	1,516
Total	$122,918	$88,651	$95,639
Depreciation
North America	$65,519	$60,569	$52,114
Europe	12,394	14,106	16,521
Asia-Pacific	11,022	10,640	10,444
Latin America	2,071	1,751	1,356
Total	$91,006	$87,066	$80,435
Amortization of intangible assets
North America	$37,318	$41,069	$30,421
Europe	15,281	11,427	11,368
Asia-Pacific	7,724	5,647	5,804
Latin America	1,815	819	887
Total	$62,138	$58,962	$48,480

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reportable segments are as follows:

	Fiscal Year Ended
	2015	2014	2013
Integration, transition and other costs (a)
North America	$29,832	$20,365	$(13,788)
Europe	9,436	11,562	9,218
Asia-Pacific	6,167	4,188	6,042
Latin America	3,299	507	(1,033)
Total	$48,734	$36,622	$439
(a) Costs are primarily related to (i) professional, consulting and integration costs associated with our acquisitions, (ii) consulting, retention and transition costs associated with our organizational effectiveness program charged to selling, general and administrative expenses ("SG&A"), (iii) employee retention bonuses and (iv) a charge of $4,736 for estimated settlement of employee related taxes assessed in Europe recorded in 2015. Fiscal year 2014, also included a gain of $9,411 related to the settlement of legal matters in North America. Fiscal year 2013, also included a gain of $28,461 and $1,033 related to the settlement of legal matters in North America and Latin America, respectively.
Our reorganization costs by reportable segment are disclosed at Note 3, "Reorganization Costs".
Identifiable and long-lived assets by reportable segment are as follows:

	Fiscal Year Ended
	2015	2014
Identifiable assets
North America	$5,250,449	$5,899,901
Europe	3,547,495	3,599,400
Asia-Pacific	2,476,243	2,564,273
Latin America	1,033,073	767,869
Total	$12,307,260	$12,831,443
Long-lived assets
North America	$427,180	$561,809
Europe	234,672	105,913
Asia-Pacific	71,602	76,177
Latin America	22,634	7,220
Total	$756,088	$751,119
Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Fiscal Year Ended
	2015		2014		2013
Net sales
United States	$16,928,383	39%	$18,245,232	39%	$15,667,744	37%
Outside of the United States	26,097,469	61	28,242,194	61	26,886,174	63
Total	$43,025,852	100%	$46,487,426	100%	$42,553,918	100%

	Fiscal Year End
	2015		2014
Long-lived assets:
United States	$406,195	54%	$493,475	66%
Outside of the United States	349,893	46	257,644	34
Total	$756,088	100%	$751,119	100%

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 12 — Stock-Based Compensation
Our stock-based compensation expense for 2015, 2014 and 2013 was $39,893, $36,022 and $30,340, respectively, and the related income tax benefits were $13,325, $11,528 and $9,161, respectively.

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

The fair value of options granted in 2015, 2014 and 2013 was using the following weighted average assumptions:

	Fiscal Year Ended
	2015	2014	2013
Expected life of stock options	4.5 years	3.7 years	3.1 years
Risk-free interest rate	1.53%	0.95%	0.57%
Expected stock volatility	25.6%	26.3%	25.9%
Fair value of options granted	$6.47	$5.88	$3.62

Through 2015, substantially all options were granted prior to our anticipation of initiating a dividend.  As such, no dividend was assumed in our estimates of the fair values of these options.

Equity Incentive Plan
We currently have a single stock incentive plan, the Ingram Micro Inc. 2011 Incentive Plan as amended (the "2011 Incentive Plan"), for the granting of equity-based incentive awards including incentive stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights, among others, to key employees and members of our Board of Directors. During the second quarter of 2013, our stockholders approved an amendment of the Ingram Micro Inc. 2011 Incentive Plan (the “2011 Amended Plan”), which increased the number of shares that we may issue by 12,000. The authorized pool of shares available for grant is a fungible pool. The authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 2.37 shares for every share granted after June 8, 2011 (2.29 shares after June 7, 2013) under any award other than an option or stock appreciation right for awards.
We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. Options granted generally vest over a period of up to three years and have expiration dates not longer than ten years. In 2015 and 2014, a majority of the options granted had a contractual term of seven and five years, respectively. A portion of the restricted stock and restricted stock units vest over a time period of one to three years. The remainder of the restricted stock and restricted stock units vests upon achievement of certain performance measures over a time period of one to three years. In 2015, 2014 and 2013, the performance measures for restricted stock and restricted stock units for grants to management were based on earnings growth, return on invested capital, operating margin, total shareholder return and profit before tax. As of January 2, 2016, approximately 10,517 shares were available for grant under the 2011 Amended Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
During 2015, 2014 and 2013 previously granted restricted stock units of 1,500, 1,181 and 2,101, respectively, were converted to Class A Common Stock. Approximately 526, 421 and 684 shares, respectively, were withheld to satisfy the employees’ minimum statutory obligation for the applicable taxes and cash was remitted to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were approximately $14,201, $11,778 and $13,045 in 2015, 2014 and 2013, respectively. The withheld shares had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting. Of the restricted stock and/or units that were converted to Class A Common Stock, there were 1,015, 620 and 1,535 in 2015, 2014 and 2013, respectively, based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Stock Award Activity
Stock option activity under the 2011 Amended Plan was as follows for the three years ended January 2, 2016:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	5,645	$17.36	2.7
Granted	1,452	25.70
Exercised	(2,619)	16.56
Forfeited/cancelled/expired	(291)	20.14
Outstanding at December 28, 2013	4,187	20.56	3.1
Granted	740	27.54
Exercised	(1,097)	17.34
Forfeited/cancelled/expired	(11)	22.32
Outstanding at January 3, 2015	3,819	22.83	2.9
Granted	839	26.96
Exercised	(931)	18.25
Forfeited/cancelled/expired	(66)	26.74
Outstanding at January 2, 2016	3,661	$24.88	3.2	$20,152
Vested and expected to vest at January 2, 2016	3,494	$24.78	3.1	$19,569
Exercisable at January 2, 2016	1,965	$23.11	2.1	$14,296
The aggregate intrinsic value in the table above represents the difference between our closing stock price on January 2, 2016 and the option exercise price, multiplied by the number of in-the-money options on January 2, 2016. This amount changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised in 2015, 2014 and 2013 was $9,189, $11,277 and $11,655, respectively. Total fair value of stock options expensed was $4,559, $2,875 and $458 for 2015, 2014 and 2013, respectively. As of January 2, 2016, the unrecognized stock-based compensation costs related to stock options was $6,013. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.4 years.
Cash received from stock option exercises in 2015, 2014 and 2013 was $17,115, $19,334 and $43,384, respectively, and the actual benefit realized for the tax deduction from stock option exercises of the share-based payment awards totaled $3,531, $4,099 and $3,785 in 2015, 2014 and 2013, respectively.

The following table summarizes information about stock options outstanding and exercisable at January 2, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 2, 2016	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number Exercisable at January 2, 2016	Weighted- Average Exercise Price
$10.62-$25.65	850	2.0	$18.83	820	$18.58
$26.00-$26.00	1,400	1.9	26.00	933	26.00
$27.00-$27.90	856	6.4	27.04	35	27.43
$27.96-$27.96	555	3.4	27.96	177	27.96
	3,661	3.2	$24.88	1,965	$23.11

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Activity related to restricted stock and restricted stock units was as follows for the three years ended January 2, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 29, 2012	5,507	$15.13
Granted	4,071	19.26
Vested	(2,101)	18.34
Forfeited	(447)	17.74
Non-vested at December 28, 2013	7,030	16.39
Granted	1,554	27.69
Vested	(1,181)	15.93
Forfeited	(1,335)	19.55
Non-vested at January 3, 2015	6,068	20.81
Granted	1,401	26.96
Vested	(1,500)	18.93
Forfeited	(1,250)	19.63
Non-vested at January 2, 2016	4,719	$21.61
As of January 2, 2016, the unrecognized stock-based compensation cost related to non-vested restricted stock and restricted stock units was $38,291. We expect this cost to be recognized over a remaining weighted-average period of approximately 1.2 years.
Note 13 — Employee Benefit Plans
Our U.S.-based employee benefit plans permit eligible employees to make contributions up to certain limits, which are matched by us at stipulated percentages. Our contributions charged to expense were $8,885, $6,599 and $4,891 in 2015, 2014 and 2013, respectively.

Note 14 — Common Stock

Dividends Paid to Shareholders

On July 30, 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the fiscal year ended January 2, 2016, we declared and paid two cash dividends of $0.10 per share each, totaling $30,182, to stockholders of record.
Share Repurchase Program
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program and has been completely utilized at January 2, 2016. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at January 2, 2016.
Under these programs, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the 2011 Incentive Plan (See Note 12, "Stock-Based Compensation").

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Our treasury stock repurchase and issuance activity for 2015, 2014 and 2013 are summarized as follows:

	Shares Repurchased	Weighted- Average Price Per Share	Net Amount Repurchased
Cumulative balance at December 29, 2012	38,029	$17.04	$648,066
Issuance of Class A Common Stock	(508)	17.24	(8,766)
Cumulative balance at December 28, 2013	37,521	17.04	639,300
Issuance of Class A Common Stock	(172)	16.32	(2,807)
Cumulative balance at January 3, 2015	37,349	17.04	636,493
Repurchase of Class A Common Stock	9,757	26.55	259,027
Issuance of Class A Common Stock	(148)	17.53	(2,595)
Cumulative balance at January 2, 2016	46,958	$19.02	$892,925
Classes of Common Stock
We have two classes of Common Stock, consisting of 500,000 authorized shares of $0.01 par value Class A Common Stock and 135,000 authorized shares of $0.01 par value Class B Common Stock, and 25,000 authorized shares of $0.01 par value Preferred Stock.

There were no issued and outstanding shares of Class B Common Stock or Preferred Stock during the three-year period ended January 2, 2016. The detail of changes in the number of outstanding shares of Class A Common Stock for the three-year period ended January 2, 2016, is as follows:

Class A Common Stock
December 29, 2012	150,320
Stock options exercised	2,619
Release of restricted stock units, net of shares withheld for employee taxes	1,402
Grant of restricted Class A Common Stock	15
December 28, 2013	154,356
Stock options exercised	1,097
Release of restricted stock units, net of shares withheld for employee taxes	746
Grant of restricted Class A Common Stock	15
January 3, 2015	156,214
Stock options exercised	931
Release of restricted stock units, net of shares withheld for employee taxes	974
Repurchase of Class A Common Stock	(9,757)
January 2, 2016	148,362
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In 000s, except per share data)

Note 16 - Subsequent Events

Merger Agreement with Tianjin Tianhai

On February 17, 2016, we announced that we entered into the Merger Agreement with Tianjin Tianhai and Merger Subsidiary, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Ingram Micro Inc., with Ingram Micro Inc. surviving as a wholly-owned subsidiary of Tianjin Tianhai. The consummation of the Merger is subject to the satisfaction or permitted waiver of closing conditions set forth in the Merger Agreement and is expected to occur in the second half of 2016. Pursuant to the Merger Agreement our share repurchase program and our dividend policy have been discontinued.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In 000s)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Other(*)	Balance at End of Year
Allowance for doubtful accounts:
2015	$51,686	$14,137	$(16,429)	$(3,819)	$45,575
2014	56,459	18,669	(25,095)	1,653	51,686
2013	63,815	13,564	(21,217)	297	56,459
Allowance for sales returns:
2015	$19,030	$125,362	$(130,169)	$(361)	$13,862
2014	13,092	162,451	(156,166)	(347)	19,030
2013	14,219	202,674	(204,133)	332	13,092

(*)	“Other” includes recoveries, acquisitions, and the effect of fluctuation in foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ingram Micro Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingram Micro Inc. and its subsidiaries at January 2, 2016 and January 3, 2015, and the results of their operations, and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it has classified deferred taxes on its consolidated balance sheet as of January 2, 2016, on a prospective basis.
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
February 25, 2016

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
We assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of January 2, 2016.
The effectiveness of our internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.
Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarterly period ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

PART III
Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Company,” because we will not furnish such information in our definitive Proxy Statement prepared in accordance with Schedule 14A or include it in an amendment to this Annual Report on Form 10-K.
Either (i) the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, certain portions of which are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K or (ii) an amendment to this Annual Report on Form 10-K, will provide the remaining information required under Part III (Items 10, 11, 12, 13 and 14).
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

2.1***
Agreement and Plan of Merger, dated June 29, 2012, among Ingram Micro Inc., Brightpoint, Inc. and Beacon Sub, Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

2.2***
Agreement and Plan of Merger, dated February 17, 2016, among Ingram Micro Inc., Tianjin Tianhai Investment Company Ltd. and GCL Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on February 17, 2016)

3.1	Certificate of Incorporation of Ingram Micro Inc. (incorporated by reference to Exhibit 3.01 to Ingram Micro Inc.’s Registration Statement on Form S-1 (File No. 333-08453))

3.2
Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to Ingram Micro Inc.’s Registration Statement on Form S-4 (File No. 333-69816))

3.3
Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated June 9, 2010 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 10, 2010)

3.4	Amended and Restated Bylaws, amended and restated as of December 17, 2015 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on December 22, 2015)

4.3
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas dated August 10, 2012 (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.5
Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Form of Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

Exhibit No.	Exhibit
4.6
Officer’s Certificate dated December 15, 2014, pursuant to Sections 2.02 and 11.04 of the Form of Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 15, 2014)

10.1†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011)

10.2†
Compensation Program — First Amendment to the Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.3†
Amended and Restated Compensation Policy for Members of the Board of Directors (as amended September 17, 2013) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed September 19, 2013)

10.4†
Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008)

10.5†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.6†
Retirement Program — First Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year)

10.7†
Retirement Program — Second Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.5 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2006 fiscal year)

10.8†
Retirement Program — Third Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year)

10.9†
Retirement Program — Fourth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.10†
Retirement Program — Fifth Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.5 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.11†
Retirement Program — Sixth Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.9 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.12†
Retirement Program — Seventh Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009)

10.13†
Retirement Program — Eighth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year)

10.14†
Retirement Program — Ninth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2010 fiscal year)

10.15†
Retirement Program — Tenth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.16†
Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.17†
Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year)

Exhibit No.	Exhibit
10.18†
Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.16 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.19†
Retirement Program — Amendment No. 3 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.17 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2012 fiscal year)

10.20†	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008)

10.21†	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.22†	First Amendment to the Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.23†
Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010)

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

10.30
Receivables Purchase Agreement dated April 26, 2010 among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010)

10.31
Receivables Sale Agreement dated April 26, 2010 among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on April 28, 2010)

10.32
Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.33	Amendment No. 2 to the Receivables Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.34
Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.35	Amendment No. 4 to the Receivables Purchase Agreement, dated November 1, 2013 (incorporated by reference to Exhibit 10.34 to Ingram Micro Inc.'s 10-K for the 2013 fiscal year)

10.36
Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

Exhibit No.	Exhibit
10.37†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current report on form 8-K filed on September 9, 2010)

10.38	Ingram Micro Inc. Executive Officer Severance Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on September 9, 2010)

10.39†
Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010)

10.40†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.41†
Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010

10.42†
Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.43†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

10.44†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 80K filed December 2, 2011)

10.45†	Offer Letter to Paul Read dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2013)

10.46†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.48 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2013 fiscal year)

10.47†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of March 12, 2014) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q filed April 24, 2014)

10.48†	Offer Letter to Shailendra Gupta dated February 6, 2014 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q filed on April 24, 2014)

10.49†	Ingram Micro, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 17, 2015)

10.50
Omnibus Amendment No. 3 dated April 15, 2015 among Ingram Funding Inc., Ingram Micro Inc., The Bank of Nova Scotia (BNS), the various Purchaser Groups and Purchaser Agent Groups from time to time party thereto (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 16, 2015)

10.51†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report of Form 8-K filed December 23, 2008)

10.52†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.53†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.54†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.55†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

Exhibit No.	Exhibit
10.56†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.57†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.58†
Compensation Agreement - Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.59†
Compensation Agreement - Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.60†	Compensation Agreement - Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.12 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.61†	Compensation Agreement - Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008)

10.62†
Compensation Agreement - Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.63†
Compensation Agreement - Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2010 fiscal year)

10.64†
Compensation Agreement - Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2010 fiscal year)

10.65†
Compensation Agreement - Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2010 fiscal year)

10.66†
Compensation Agreement - Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2010 fiscal year)

10.67†
Compensation Agreement - Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.19 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2011 fiscal year)

10.68†
Compensation Agreement - Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2010 fiscal year)

10.69†	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year)

10.70
Guarantee of HNA Group Co., Ltd. in favor of Ingram Micro Inc. dated February 17, 2016 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed February 17, 2016)

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit No.	Exhibit

99.1	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed December 2, 2011)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
February 25, 2016
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Alain Monié	Chief Executive Officer; Director (Principal Executive Officer)	February 25, 2016
Alain Monié

/s/ William D. Humes	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
William D. Humes

/s/ Dale R. Laurance	Chairman of the Board	February 25, 2016
Dale R. Laurance

/s/ Howard I. Atkins	Director	February 25, 2016
Howard I. Atkins

/s/ David A. Barnes	Director	February 25, 2016
David A. Barnes

/s/ Leslie S. Heisz	Director	February 25, 2016
Leslie S. Heisz

/s/ John R. Ingram	Director	February 25, 2016
John R. Ingram

/s/ Linda Fayne Levinson	Director	February 25, 2016
Linda Fayne Levinson

/s/ Scott A. McGregor	Director	February 25, 2016
Scott A. McGregor

/s/ Carol G. Mills	Director	February 25, 2016
Carol G. Mills

/s/ Wade Oosterman	Director	February 25, 2016
Wade Oosterman

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1***
Agreement and Plan of Merger, dated June 29, 2012, among Ingram Micro Inc., Brightpoint, Inc. and Beacon Sub, Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

2.2***
Agreement and Plan of Merger, dated February 17, 2016, among Ingram Micro Inc., Tianjin Tianhai Investment Company Ltd. and GCL Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on February 17, 2016)

3.1	Certificate of Incorporation of Ingram Micro Inc. (incorporated by reference to Exhibit 3.01 to Ingram Micro Inc.’s Registration Statement on Form S-1 (File No. 333-08453))

3.2
Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated as of June 5, 2001 (incorporated by reference to Exhibit 3.2 to Ingram Micro Inc.’s Registration Statement on Form S-4 (File No. 333-69816))

3.3
Certificate of Amendment of the Certificate of Incorporation of Ingram Micro Inc. dated June 9, 2010 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 10, 2010)

3.4	Amended and Restated Bylaws, amended and restated as of December 17, 2015 (incorporated by reference to Exhibit 3.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on December 22, 2015)

4.3
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Ingram Micro Inc.’s Registration Statement on Form S-3 (File No. 333-168859))

4.4
Form of Indenture between Ingram Micro Inc. and Deutsche Bank Trust Company Americas dated August 10, 2012 (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.5
Officer’s Certificate, dated August 10, 2012, pursuant to Sections 2.02 and 11.04 of the Form of Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on August 10, 2012)

4.6
Officer’s Certificate dated December 15, 2014, pursuant to Sections 2.02 and 11.04 of the Form of Indenture (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 15, 2014)

10.1†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of November 29, 2011) (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 2, 2011)

10.2†
Compensation Program — First Amendment to the Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.3†
Amended and Restated Compensation Policy for Members of the Board of Directors (as amended September 17, 2013) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed September 19, 2013)

10.4†
Retirement Program — Ingram Micro Inc. Board of Directors Deferred Compensation Plan, effective December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008)

10.5†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2005 fiscal year)

10.6†
Retirement Program — First Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2006 fiscal year)

10.7†
Retirement Program — Second Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.5 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2006 fiscal year)

10.8†
Retirement Program — Third Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.6 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2008 fiscal year)

10.9†
Retirement Program — Fourth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.4 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.10†
Retirement Program — Fifth Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.5 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.11†
Retirement Program — Sixth Amendment to the Ingram Micro 401(k) Investment Savings Plan (incorporated by reference to Exhibit 10.9 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.12†
Retirement Program — Seventh Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009)

10.13†
Retirement Program — Eighth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year)

10.14†
Retirement Program — Ninth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.12 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2010 fiscal year)

10.15†
Retirement Program — Tenth Amendment to the Ingram Micro 401(k) Investment Savings
Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.16†
Retirement Program — Ingram Micro Inc. Supplemental Investment Savings Plan, amended and restated as of December 31, 2008 and related Adoption Agreement (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 23, 2008)

10.17†
Retirement Program — Amendment No. 1 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.13 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year)

10.18†
Retirement Program — Amendment No. 2 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.16 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.19†
Retirement Program — Amendment No. 3 to the Ingram Micro Inc. Supplemental Investment Savings Plan (incorporated by reference to Exhibit 10.17 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2012 fiscal year)

10.20†	Ingram Micro Inc. Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008)

10.21†	Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 9, 2011)

10.22†	First Amendment to the Ingram Micro Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on June 6, 2013)

10.23†
Ingram Micro Inc. Executive Officer Severance Policy, as amended on September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed on September 9, 2010)

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

10.30
Receivables Purchase Agreement dated April 26, 2010 among Ingram Micro Inc., Ingram Funding Inc., the various Purchaser Groups from time to time party thereto and BNP Paribas (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 28, 2010)

10.31
Receivables Sale Agreement dated April 26, 2010 among Ingram Micro Inc., Ingram Funding Inc. and each of the other entities party thereto from time to time as Originators (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on April 28, 2010)

10.32
Omnibus Amendment No. 1 dated April 28, 2011 to the Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on May 2, 2011)

10.33	Amendment No. 2 to the Receivables Purchase Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 19, 2011)

10.34
Omnibus Amendment No. 2 dated November 1, 2012 among Ingram Micro Inc., Ingram Funding Inc., BNP Paribas, the various Purchaser Groups from time to time party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on November 1, 2012)

10.35	Amendment No. 4 to the Receivables Purchase Agreement, dated November 1, 2013 (incorporated by reference to Exhibit 10.34 to Ingram Micro Inc.'s 10-K for the 2013 fiscal year)

10.36
Commitment Letter, dated June 29, 2012, among Ingram Micro Inc. and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on July 2, 2012)

10.37†	Ingram Micro Inc. Change in Control Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current report on form 8-K filed on September 9, 2010)

10.38	Ingram Micro Inc. Executive Officer Severance Policy dated September 7, 2010 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on September 9, 2010)

10.39†
Employment Offer Letter for William D. Humes dated March 28, 2005 (incorporated by reference to Exhibit 99.3 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010)

10.40†	Letter relating to Bill Humes’ promotion dated April 25, 2012 (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.41†
Employment Offer Letter for Shailendra Gupta dated January 21, 2008 (incorporated by reference to Exhibit 99.4 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q for the 2010 quarter ended April 3, 2010

10.42†
Letter dated June 10, 2011 relating to equity awards to Alain Maquet (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q for the 2011 quarter ended July 2, 2011)

10.43†	Letter dated January 16, 2012 relating to the promotion of Alain Monié to President and Chief Executive Officer (incorporated by reference to Exhibit 10.32 to the 2011 10-K)

10.44†	Form of Directors & Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 80K filed December 2, 2011)

10.45†	Offer Letter to Paul Read dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.’s Quarterly Report on Form 10-Q filed on October 25, 2013)

10.46†
Retirement Program — Ingram Micro Amended and Restated 401(k) Investment Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.48 to Ingram Micro Inc.'s Annual Report on Form 10-K for the 2013 fiscal year)

10.47†
Compensation Program — Ingram Micro Inc. Compensation Policy for Members of the Board of Directors (as amended and restated as of March 12, 2014) (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q filed April 24, 2014)

10.48†	Offer Letter to Shailendra Gupta dated February 6, 2014 (incorporated by reference to Exhibit 10.3 to Ingram Micro Inc.'s Quarterly Report on Form 10-Q filed on April 24, 2014)

10.49†	Ingram Micro, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on December 17, 2015)

10.50
Omnibus Amendment No. 3 dated April 15, 2015 among Ingram Funding Inc., Ingram Micro Inc., The Bank of Nova Scotia (BNS), the various Purchaser Groups and Purchaser Agent Groups from time to time party thereto (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on April 16, 2015)

10.51†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Chairman of the Board) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report of Form 8-K filed December 23, 2008)

10.52†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Audit Committee Chair) (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.53†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Human Resources Committee Chair) (incorporated by reference to Exhibit 99.2 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.54†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Governance Committee Chair) (incorporated by reference to Exhibit 99.3 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.55†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Executive Committee Chair) (incorporated by reference to Exhibit 99.4 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.56†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.5 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.57†
Compensation Agreement - Form of Board of Directors Compensation Election Form (Non-Audit Committee Member Other than Chair) (incorporated by reference to Exhibit 99.6 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.58†
Compensation Agreement - Form of Board of Directors Restricted Stock Unit Deferral Election Form (incorporated by reference to Exhibit 99.7 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 7, 2010)

10.59†
Compensation Agreement - Form of Board of Directors Compensation Cash Deferral Election Form (incorporated by reference to Exhibit 99.11 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.60†	Compensation Agreement - Form of Time-Vested Restricted Stock Agreement (incorporated by reference to Exhibit 99.12 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.61†	Compensation Agreement - Form of Stock Option Award Agreement for European Union (incorporated by reference to Exhibit 99.8 to Ingram Micro Inc.’s Current Report on Form 8-K filed December 23, 2008)

10.62†
Compensation Agreement - Form of Stock Option Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.14 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2011 fiscal year)

10.63†
Compensation Agreement - Form of Performance-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.15 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2010 fiscal year)

10.64†
Compensation Agreement - Form of Performance-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.16 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2010 fiscal year)

10.65†
Compensation Agreement - Form of Performance-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.17 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2010 fiscal year)

10.66†
Compensation Agreement - Form of Time-Based Restricted Stock Units Award Agreement for European Union Countries (incorporated by reference to Exhibit 99.18 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2010 fiscal year)

10.67†
Compensation Agreement - Form of Time-Based Restricted Stock Units Award Agreement for Non-European Union Countries (incorporated by reference to Exhibit 99.19 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2011 fiscal year)

10.68†
Compensation Agreement - Form of Time-Based Restricted Stock Units Award Agreement for France (incorporated by reference to Exhibit 99.20 to Ingram Micro Inc.’s Annual Report on Form 10K for the 2010 fiscal year)

10.70
Guarantee of HNA Group Co., Ltd. in favor of Ingram Micro Inc. dated February 17, 2016 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed February 17, 2016)

10.69†	Stock Ownership Policy (incorporated by reference to Exhibit 99.20 to Ingram Micro Inc.’s Annual Report on Form 10-K for the 2009 fiscal year)

12.1*	Computation of Consolidated Ratio of Earnings to Fixed Charges

14.1	Code of Conduct, amended and restated as of March 6, 2012 (incorporated by reference to Exhibit 14.1 to Ingram Micro Inc.’s Current Report on Form 8-K filed on March 8, 2012)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Corporate Governance Guidelines amended and restated as of September 13, 2011 (incorporated by reference to Exhibit 99.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed December 2, 2011)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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