Form 10-Q
period 2016-04-02
INGRAM MICRO INC
filed 2016-04-29
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The Registrant had 148,522,413 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 2, 2016.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	April 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,124,184	$935,267
Trade accounts receivable (less allowances of $61,970 and $59,437 at April 2, 2016 and January 2, 2016, respectively)	4,693,351	5,663,754
Inventory	3,565,022	3,457,016
Other current assets	462,479	475,813
Total current assets	9,845,036	10,531,850
Property and equipment, net	386,496	381,414
Goodwill	859,157	843,001
Intangible assets, net	436,532	374,674
Other assets	175,614	169,750
Total assets	$11,702,835	$12,300,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,696,355	$6,353,511
Accrued expenses	574,902	620,501
Short-term debt and current maturities of long-term debt	127,345	134,103
Total current liabilities	6,398,602	7,108,115
Long-term debt, less current maturities	1,091,060	1,090,702
Other liabilities	190,239	134,086
Total liabilities	7,679,901	8,332,903
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 195,479 and 195,320 shares issued and 148,522 and 148,362 shares outstanding at April 2, 2016 and January 2, 2016, respectively	1,957	1,954
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,514,475	1,503,043
Treasury stock, 46,957 and 46,958 shares at April 2, 2016 and January 2, 2016, respectively	(892,909)	(892,925)
Retained earnings	3,515,000	3,513,101
Accumulated other comprehensive loss	(115,589)	(157,387)
Total stockholders’ equity	4,022,934	3,967,786
Total liabilities and stockholders’ equity	$11,702,835	$12,300,689
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net sales	$9,336,601	$10,644,426
Cost of sales	8,704,905	10,026,965
Gross profit	631,696	617,461
Operating expenses:
Selling, general and administrative	549,702	499,775
Amortization of intangible assets	27,025	15,931
Reorganization costs	16,566	4,040
	593,293	519,746
Income from operations	38,403	97,715
Other expense (income):
Interest income	(1,141)	(458)
Interest expense	20,472	22,158
Net foreign currency exchange loss	8,527	7,538
Other	3,082	3,462
	30,940	32,700
Income before income taxes	7,463	65,015
Provision for income taxes	5,564	21,740
Net income	$1,899	$43,275
Basic earnings per share	$0.01	$0.28
Diluted earnings per share	$0.01	$0.27
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In 000s)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net income	$1,899	$43,275
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	41,798	(41,114)
Other comprehensive income (loss), net of tax	41,798	(41,114)
Comprehensive income	$43,697	$2,161
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income	$1,899	$43,275
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,906	37,321
Stock-based compensation	8,033	6,514
Excess tax benefit from stock-based compensation	(552)	(59)
Gain on sale of property and equipment	(580)	(62)
Noncash charges for interest and bond discount amortization	705	792
Deferred income taxes	468	19,653
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	1,070,033	1,070,791
Inventory	(31,763)	(132,717)
Other current assets	47,932	(83,217)
Accounts payable	(594,950)	(695,593)
Change in book overdrafts	(210,101)	(136,837)
Accrued expenses	(68,456)	(70,890)
Cash provided by operating activities	274,574	58,971
Cash flows from investing activities:
Capital expenditures	(23,720)	(21,767)
Proceeds from sale of property and equipment	343	111
Acquisition and earn-out payments, net of cash acquired	(66,505)	(88,561)
Cash used by investing activities	(89,882)	(110,217)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,879	704
Excess tax benefit from stock-based compensation	552	59
Net repayments of revolving credit facilities	(13,214)	(123,676)
Cash used by financing activities	(9,783)	(122,913)
Effect of exchange rate changes on cash and cash equivalents	14,008	(8,735)
Increase (decrease) in cash and cash equivalents	188,917	(182,894)
Cash and cash equivalents, beginning of period	935,267	692,777
Cash and cash equivalents, end of period	$1,124,184	$509,883
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of April 2, 2016, our consolidated results of operations and comprehensive income for the thirteen weeks ended April 2, 2016 and April 4, 2015 and our consolidated cash flows for the thirteen weeks ended April 2, 2016 and April 4, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2016. The consolidated results of operations for the thirteen weeks ended April 2, 2016 may not be indicative of the consolidated results of operations that can be expected for the full year.
Book Overdrafts
Book overdrafts of $218,527 and $428,628 as of April 2, 2016 and January 2, 2016, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of April 2, 2016 and January 2, 2016, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At April 2, 2016 and January 2, 2016, we had a total of $314,249, and $388,358, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $1,329 and $1,320 incurred for the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
Change in Accounting Principle and Reclassification
During the three months ended April 2, 2016, we adopted the provisions of Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Additionally, we also adopted ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting". ASU 2015-15 allows debt issuance costs to be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As a result of the adoption of these ASUs, our consolidated balance sheet as of January 2, 2016 reflects a $6,571 reduction of other long-term assets and long-term debt, respectively, to conform to the current year presentation.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 2 – Plan of Merger

On February 17, 2016, we announced that we entered into an agreement and plan of merger (the “Merger Agreement”) with Tianjin Tianhai Investment Company, Ltd. (“Tianjin Tianhai”) a joint stock company existing under the laws of the People’s Republic of China (the “PRC”) and listed on the Shanghai Stock Exchange, and GCL Acquisition, Inc., a Delaware corporation and an indirect subsidiary of Tianjin Tianhai (“Merger Subsidiary”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Ingram Micro Inc. (the “Merger”), with Ingram Micro Inc. surviving as a subsidiary of Tianjin Tianhai. Concurrently with the execution of the Merger Agreement, HNA Group Co., Ltd., a limited company existing under the laws of the PRC (“HNA Group” or the “Guarantor”), an affiliate of Parent and Merger Subsidiary, has executed and delivered a guarantee (the “Guarantee”) in favor of the Company. Pursuant to the Guarantee, the Guarantor has agreed to (i) guarantee Tianjin Tianhai’s obligation to pay the Merger Consideration (as defined below) and any reverse termination fee in accordance with the terms of the Merger Agreement and (ii) assume the rights and obligations under the Merger Agreement in the event that the approval of Tianjin Tianhai’s shareholders is not obtained in accordance with the terms of the Guarantee. The consummation of the Merger is subject to the satisfaction or permitted waiver of closing conditions set forth in the Merger Agreement and is expected to occur in the second half of 2016. Upon closing, we will become a part of HNA Group and will operate as a subsidiary of Tianjin Tianhai. We expect to continue to have our headquarters in Irvine, California and expect that our executive management team will remain in place, with Alain Monié continuing to lead as CEO.

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
Consummation of the Merger is subject to other customary closing conditions and contains customary representations, warranties and covenants by each party. During the period between the signing of the Merger Agreement and the effective time of the Merger, Ingram Micro is required to operate its business in the ordinary course and consistent with past practice. Under the Merger Agreement, Ingram Micro shall not declare dividends or repurchase shares of its common stock and shall maintain an average of month-end cash and cash equivalents for the three month period prior to the closing in excess of US$424,000. The Merger Agreement also requires that Ingram Micro abide by customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions with third parties regarding alternative acquisition proposals. The Merger Agreement provides that Ingram Micro may not without the consent of Tianjin Tianhai (which consent shall not be unreasonably withheld) incur new debt or make new loans, except for (a) any indebtedness or guarantee incurred in the ordinary course of business consistent with past practice pursuant to Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring programs, (b) any refinancings, renewals or amendments in the ordinary course of business consistent with past practice of Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring programs, and (c) entering into any long-term committed facilities less than US $100,000.

Note 3 – Stock Repurchase and Dividends

Share Repurchase Program
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at April 2, 2016.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Under these programs, we may repurchase shares in the open market and through privately negotiated transactions. Our repurchases are funded with available borrowing capacity and cash. The timing and amount of specific repurchase transactions will depend upon market conditions, corporate considerations and applicable legal and regulatory requirements. We account for repurchased shares of common stock as treasury stock. Treasury shares are recorded at cost and are included as a component of stockholders’ equity in our consolidated balance sheet. We have issued shares of common stock out of our cumulative balance of treasury shares. Such shares are issued to certain of our associates upon the exercise of their options or vesting of their equity awards under the Ingram Micro Inc. 2011 Incentive Plan, as amended (the "2011 Incentive Plan") (see Note 5, "Stock-Based Compensation"). Pursuant to the Merger Agreement, our share repurchase program has been discontinued effective February 17, 2016.
Our treasury stock issuance activity for the thirteen weeks ended April 2, 2016 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at January 2, 2016	46,958	$19.02	$892,925
Issuance of Class A Common Stock	(1)	16.77	(16)
Cumulative balance of treasury stock at April 2, 2016	46,957	$19.02	$892,909

Note 4 – Earnings Per Share
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
The computation of Basic and Diluted EPS is as follows:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net income	$1,899	$43,275
Weighted average shares	148,413	156,244
Basic EPS	$0.01	$0.28
Weighted average shares, including the dilutive effect of stock-based awards (3,408 and 3,959 for the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively)	151,821	160,203
Diluted EPS	$0.01	$0.27

There were approximately 6 and 2,083 stock-based awards for the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 5 – Stock-Based Compensation
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

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Stock options granted (a)	5	—
Restricted stock and restricted stock units granted (a)	88	18

Stock-based compensation expense	$8,033	$6,514
Related income tax benefit	$2,788	$2,181

Exercised stock options	144	38
Vested restricted stock and/or restricted stock units (b)	20	15

(a) As of April 2, 2016, approximately 10,592 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
(b) During the thirteen weeks ended April 2, 2016 and April 4, 2015, there were zero shares issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.
Note 6 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	April 2, 2016	January 2, 2016	April 2, 2016	January 2, 2016
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$289,800	$1,669,296	$3,160	$54,133
Accrued expenses
Foreign exchange contracts	1,648,659	618,961	(43,631)	(8,217)
Total	$1,938,459	$2,288,257	$(40,471)	$45,916

(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign exchange (gain) loss as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015

Net gain (loss) recognized in earnings	$56,970	$103,723
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
As of April 2, 2016, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	April 2, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$280,367	$280,367	$—	$—
Marketable trading securities (a)	51,871	51,871	—	—
Derivative assets	3,160	—	3,160	—
Total assets at fair value	$335,398	$332,238	$3,160	$—

Liabilities:
Derivative liabilities	$43,631	$—	$43,631	$—
Contingent consideration	17,242	—	—	17,242
Total liabilities at fair value	$60,873	$—	$43,631	$17,242

(a)	Included in other current assets in our consolidated balance sheet.
As of January 2, 2016, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	January 2, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$201,051	$201,051	$—	$—
Marketable trading securities (a)	51,720	51,720	—	—
Derivative assets	54,133	—	54,133	—
Total assets at fair value	$306,904	$252,771	$54,133	$—

Liabilities:
Derivative liabilities	$8,217	$—	$8,217	$—
Contingent consideration	3,371	—	—	3,371
Total liabilities at fair value	$11,588	$—	$8,217	$3,371

(a)	Included in other current assets in our consolidated balance sheet.

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
Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	April 2, 2016
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$312,189	$—	$312,189	$—	$299,414
Senior unsecured notes, 5.00% due 2022	294,864	—	294,864	—	297,044
Senior unsecured notes, 4.95% due 2024	487,035	—	487,035	—	494,587
	$1,094,088	$—	$1,094,088	$—	$1,091,045

	January 2, 2016
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$313,039	$—	$313,039	$—	$299,313
Senior unsecured notes, 5.00% due 2022	301,867	—	301,867	—	296,928
Senior unsecured notes, 4.95% due 2024	501,515	—	501,515	—	494,432
	$1,116,421	$—	$1,116,421	$—	$1,090,673

Note 8 – Acquisitions, Goodwill and Intangible Assets

On January 20, 2016, we acquired all of the outstanding shares of Dupaco Holding B.V., ("Dupaco"), a leading distributor of high-value data center and open source solutions in the Netherlands, for a payment of $7,036, net of cash acquired, and an estimated future earn-out payment of $1,835. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were $7,027 to identifiable intangible assets, and $560 to goodwill. The identifiable intangible assets primarily consist of customer relationships with an estimated useful life of ten years. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of high-value advanced solutions to our distribution business in Europe.

On March 1, 2016, we acquired certain business and assets of Connector Systems Holdings Limited and Connector Systems Holdings Pty Limited ("Connector Systems"), a value-added distributor that specializes in cabling, networking and software in Australia and New Zealand for a payment of $3,608, net of cash acquired, and an estimated future earn-out of $1,724. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were $4,344 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of value-added solutions to our distribution business in Australia and New Zealand.

On March 17, 2016, we acquired all of the outstanding shares of NetXUSA, Inc. ("NetXUSA"), a unified communications and collaboration value-added distributor focused on voice over internet protocol solutions and IP phones for telecommunications service providers and resellers for a payment of $55,640, net of cash acquired, and an estimated future earn-out payment of $10,300. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were $56,404 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of unified communications and collaboration solutions to our distribution business in North America.

These entities have been included in our consolidated results of operations since their respective acquisition dates.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Pro forma results of operations have not been presented for the 2016 acquisitions because the effects of the business combinations for these acquisitions, individually and in aggregate, were not material to our consolidated results of operations. For our recent acquisitions, asset valuations are still in progress and the amounts preliminarily allocated to goodwill and intangible assets will be finalized in near future.

During 2015, we acquired all the outstanding shares of Grupo Acâo ("Acâo"), a Latin American leading provider of value-add IT solutions, for a cash payment of $68,654, net of cash acquired. The major class of assets and liabilities to which we preliminarily allocated the purchase price was $58,043 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to assembled workforce and the enhancement of value-add IT solutions to our distribution business in Latin America. During the thirteen weeks ended April 2, 2016, we made an additional cash payment of $221 and updated our preliminary purchase price allocation and recorded $31,800 to intangible assets and $26,931 to goodwill. The identifiable intangible assets primarily consist of customer relationships, a non-compete agreement, and a trade name with estimated useful lives that range from two to eleven years.

During 2015, we acquired all the outstanding shares of DocData, for a cash payment of $144,752, net of cash acquired. DocData is a European provider of order fulfillment, returns logistics and on-line payment services that also provides commerce solutions to major retailers, brands and promising start-ups. The major class of assets and liabilities to which we preliminarily allocated the purchase price was $133,538 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of our commerce and fulfillment services business. During the thirteen weeks ended April 2, 2016, we updated our preliminary purchase price allocation and recorded $42,552 to intangible assets and $102,171 to goodwill. The identifiable intangible assets primarily consist of customer relationships and software with estimated useful lives that range from three to ten years.

Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 2 to 11 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	April 2, 2016	January 2, 2016
Gross carrying amount of finite-lived intangible assets	$608,660	$537,308
Net carrying amount of finite-lived intangible assets	$436,532	$374,674
During the thirteen weeks ended April 2, 2016, we wrote-off a previously acquired customer relationship of $5,832, as the result of the integration of certain operations into our existing facilities. There were no additional impairments to our other intangible assets.

Note 9 – Reorganization Costs
Reorganization Actions
On February 13, 2014 we announced a plan to proceed with a global organizational effectiveness program that involved aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources, and de-layering and simplifying the organization. On May 4, 2015, we announced our intention to take certain global actions to further streamline our cost structure.
As a result of these actions, we recognized net reorganization charges of $16,566, and $4,040 during the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively, which primarily related to employee termination benefits of $16,652 and $3,287, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended April 2, 2016 and April 4, 2015, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended April 2, 2016
North America		$3,205	$199	$3,404	$(539)	$2,865
Europe		11,822	470	12,292	—	12,292
Asia-Pacific		1,063	213	1,276	(429)	847
Latin America		562	—	562	—	562
Total	358	$16,652	$882	$17,534	$(968)	$16,566

Thirteen weeks ended April 4, 2015
North America		$789	$33	$822	$—	$822
Europe		1,958	221	2,179	—	2,179
Asia-Pacific		511	—	511	—	511
Latin America		29	499	528	—	528
Total	71	$3,287	$753	$4,040	$—	$4,040
The remaining liabilities and 2016 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at January 2, 2016	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at April 2, 2016 (a)
Reorganization actions
Employee termination benefits	$15,429	$16,113	(b)	$(9,249)	$(139)	$22,154
Facility and other costs	804	453	(c)	(1,016)	—	241
	$16,233	$16,566		$(10,265)	$(139)	$22,395

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(b)
Adjustments reflected in the table above include reductions of $539 to 2015 and 2014 reorganization plan liabilities, respectively, recorded in the prior year in North America for lower than expected employee termination benefits.

(c)	Adjustments reflected in the table above include a reduction of $429 to reorganization liabilities recorded in the prior year in Asia-Pacific for lower than expected facility and other costs.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 10 – Debt
The carrying value of our outstanding debt consists of the following:

	April 2, 2016	January 2, 2016
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,525 and $1,569, respectively, and net of unamortized deferred financing costs of $3,888 and $3,999, respectively.	$494,587	$494,432
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,142 and $1,187, respectively, and net of unamortized deferred financing costs of $1,814 and $1,885, respectively.	297,044	296,928
Senior unsecured notes, 5.25% due 2017, net of unamortized deferred financing costs of $586 and $687, respectively.	299,414	299,313
Lines of credit and other debt	127,360	134,132
	1,218,405	1,224,805
Short-term debt and current maturities of long-term debt	(127,345)	(134,103)
	$1,091,060	$1,090,702
Note 11 – Income Taxes

Our effective tax rate for the thirteen weeks ended April 2, 2016 was 74.6% compared to 33.4% for the thirteen weeks ended April 4, 2015. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets. Our effective tax rate for the thirteen weeks ended April 2, 2016 increased by forty-one percentage points over the effective tax rate for the thirteen weeks ended April 4, 2015 primarily due to the low amount of profit before tax in the quarter relative to foreign losses incurred for which we cannot recognize a tax benefit. We currently expect our full year 2016 effective tax rate to be approximately 30%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.
The thirteen weeks ended April 2, 2016 included net discrete benefits of approximately $94, or 1.3 percentage points of the effective tax rate. The thirteen weeks ended April 4, 2015 included net discrete benefits of approximately $609 which represents 0.9 percentage point of the effective tax rate.
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
At April 2, 2016, we had gross unrecognized tax benefits of $23,566 compared to $23,445 at January 2, 2016, representing a net decrease of $121 during the thirteen weeks ended April 2, 2016. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $6,971 and $6,652 at April 2, 2016 and January 2, 2016, respectively.
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

Note 12 – Segment Information

Our reporting units coincide with the geographic operating segments which include North America, Europe, Asia-Pacific, and Latin America. The measure of segment profit is income from operations.
Geographic areas in which we operated our reporting segments during 2016 include North America (the United States and Canada), Europe (Austria, Belgium, Denmark, France, Finland, Germany, Hungary, Italy, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, Egypt, India, Indonesia, Israel, Lebanon, Malaysia, Morocco, New Zealand, Pakistan, Saudi Arabia, Singapore, South Africa, Thailand, Turkey, and United Arab Emirates), and Latin America (Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation recognized to our operating segments; therefore, we are reporting this as a separate amount (See Note 5, "Stock-Based Compensation").
Financial information by reporting segment is as follows:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net sales
North America	$3,882,382	$4,441,607
Europe	2,661,442	3,074,297
Asia-Pacific	2,193,006	2,544,210
Latin America	599,771	584,312
Total	$9,336,601	$10,644,426
Income (loss) from operations
North America	$36,198	$54,300
Europe	(18,427)	6,920
Asia-Pacific	22,266	31,627
Latin America	6,399	11,382
Stock-based compensation expense	(8,033)	(6,514)
Total	$38,403	$97,715

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Capital expenditures
North America	$15,413	$16,186
Europe	2,769	2,686
Asia-Pacific	4,114	2,339
Latin America	1,424	556
Total	$23,720	$21,767
Depreciation
North America	$17,124	$15,490
Europe	4,577	2,759
Asia-Pacific	2,722	2,716
Latin America	458	425
Total	$24,881	$21,390
Amortization of intangible assets
North America	$13,949	$10,472
Europe	9,370	3,299
Asia-Pacific	1,929	1,958
Latin America	1,777	202
Total	$27,025	$15,931
The integration, transition and other costs included in income from operations by reporting segment are as follows:

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Integration, transition and other costs (a)
North America	$17,793	$4,834
Europe	1,478	1,286
Asia-Pacific	5	1,369
Latin America	52	—
Total	$19,328	$7,489

(a)
Costs are primarily related to (i) professional, consulting and integration costs associated with our acquisitions and impending merger, (ii) consulting, retention and transition costs associated with our reorganization programs charged to selling, general and administrative, or SG&A, expenses.

Our reorganization costs by reportable segment are disclosed within Note 9, "Reorganization Costs".

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	As of
	April 2, 2016	January 2, 2016
Identifiable assets
North America	$5,056,918	$5,243,878
Europe	3,311,157	3,547,495
Asia-Pacific	2,365,927	2,476,243
Latin America	968,833	1,033,073
Total	$11,702,835	$12,300,689
Long-lived assets
North America	$410,863	$427,180
Europe	285,476	234,672
Asia-Pacific	72,638	71,602
Latin America	54,051	22,634
Total	$823,028	$756,088

Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	April 2, 2016		April 4, 2015
Net sales:
United States	$3,587,246	38%	$4,112,128	39%
Outside of the United States	5,749,355	62%	6,532,298	61%
Total	$9,336,601	100%	$10,644,426	100%

			As of
			April 2, 2016	January 2, 2016
Long-lived assets:
United States			$395,506	$406,195
Outside of the United States			427,522	349,893
Total			$823,028	$756,088

Note 13 – Commitments and Contingencies
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,551 at April 2, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at April 2, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 29,111 ($8,132 at April 2, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 25,972 ($7,255 at April 2, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 4,494 ($1,255 at April 2, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

a total amount of Brazilian Reais 16,089 ($4,494 at April 2, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 299,301 ($83,606 at April 2, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In connection with the due diligence performed during the acquisition of Acâo, we also identified a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($18,772 at April 2, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (2) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($21,287 at April 2, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($2,095 at April 2, 2016 exchange rate), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $7,595. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in accrued expenses.

Note 14 - New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 16, 2016, and interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in this update relate to when another party, along with the company, are involved in providing a good or service to a customer and are intended to improve the operability and understandability of the implementation guidance on principal versus agent. Revenue recognition guidance requires companies to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the company is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the company is an agent). The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including the interim periods within those fiscal years. We are currently in the process of assessing what impact this new update may have on our consolidated financial statements.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)". This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.
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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Exchange Act, as amended. Statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements, and may include, but are not limited to, management’s expectations of our pending acquisition by Tianjin Tianhai, competition; market share; revenues, margin, expenses and other operating results or ratios; economic conditions; vendor terms and conditions; pricing strategies and customer terms and conditions; reorganization programs and related restructuring, integration and other reorganization costs; additional cost reduction measures and related restructuring costs; process and efficiency enhancements; cost savings; cash flows; working capital levels and days; capital expenditures; liquidity; capital requirements; effective tax rates; acquisitions and integration costs and benefits to our business; operating models; exchange rate fluctuations and related currency gains and losses; resolution of contingencies; seasonality; interest rates and expenses; and rates of return. In evaluating our business, readers should carefully consider the important factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016, as filed with the Securities and Exchange Commission. These factors could cause our actual results and conditions to differ materially from our historical performance or those projected in our forward-looking statements. We disclaim any duty to update any forward-looking statements.

Pending Acquisition by Tianjin Tianhai

On February 17, 2016, we announced that we entered into the Merger Agreement with Tianjin Tianhai and Merger Subsidiary, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Ingram Micro Inc., with Ingram Micro Inc. surviving as a subsidiary of Tianjin Tianhai. The consummation of the Merger is subject to the satisfaction or permitted waiver of closing conditions set forth in the Merger Agreement and is expected to occur in the second half of 2016.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of our Class A common stock (other than shares held by us (other than shares in our employee plans) or owned by Tianjin Tianhai or any of its subsidiaries, or held by any of our subsidiaries, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive $38.90 in cash, without interest. For additional information regarding the pending acquisition, see (i) Part I, Item 1, “Note 2-Plan of Merger”, (ii) the Merger Agreement filed as Exhibit 2.1 to our current report on Form 8-K filed on February 17, 2016, (iii) the Guarantee filed as Exhibit 10.1 to our current report on Form 8-K filed on February 17, 2016 and (iv) Part II, Item 1, "Legal Proceedings".

Overview of Our Business
Ingram Micro helps businesses realize the promise of technology by delivering a full spectrum of global technology and commerce and fulfillment services to businesses around the world. Ingram Micro's global infrastructure and deep expertise in technology solutions, mobility lifecycle services, commerce and fulfillment solutions and cloud services help to enable its business partners to operate efficiently and successfully in the markets they serve. We are the largest wholesale technology distributor based on revenues and a global leader in supply chain management/commerce and fulfillment and device lifecycle services. Our results of operations have been, and will continue to be, directly affected by the conditions in the economy in general. Historically, our margins have been impacted by pressures from price competition and declining average selling prices, as well as changes in vendor terms and conditions, including, but not limited to, variations in vendor rebates and incentives, our ability to return inventory to vendors, and time periods qualifying for price protection. We expect competitive pricing pressures and restrictive vendor terms and conditions to continue in the foreseeable future. In addition, our margins have and may continue to be impacted by our inventory levels, which are based on projections of future demand, product availability, product acceptance and marketability, and market conditions. Any sudden decline in demand and/or rapid technological changes in products could cause us to have a charge for excess and/or obsolete inventory. We continue to monitor and refine our pricing strategies, inventory management processes and vendor program processes to respond to and mitigate the impact of these factors. In addition, we continuously monitor and work to change, as appropriate, certain terms, conditions and credit offered to our customers to reflect those being imposed by our vendors, to recover costs and/or to facilitate sales opportunities. Our business also requires significant levels of working capital primarily to finance trade accounts receivable and inventory. We have historically relied on, and continue to rely heavily on, trade credit from vendors, available cash, debt and factoring of trade accounts receivable for our working capital needs.

Management's Discussion and Analysis Continued

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
We sell finished products purchased from many vendors but generated approximately 14%, 11% and 10% of our consolidated net sales for the thirteen weeks ended April 2, 2016 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, Apple Inc. and Cisco Systems, Inc., respectively. We generated approximately 15%, and 12% of our consolidated net sales for the thirteen weeks ended April 4, 2015 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, and Apple Inc., respectively.
We manage our business through continuous cost controls and process and efficiency enhancements. This may also include, from time to time, reorganization actions to further enhance productivity and profitability and could result in the recognition of reorganization costs or impairment of assets.
Reorganization Programs

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

The 2014 Program is complete and has generated in excess of $80,000 in annual cost savings compared to the 2013 fiscal year. We incurred reorganization as well as transition and other related costs aggregating $4,572 for the thirteen weeks ended April 4, 2015, which includes $3,287 related to employee termination benefits associated with this program and $1,285 of transition and integration costs.

In May 2015, we announced our intention to take additional actions globally to further streamline our cost structure. These actions are expected to result in annualized savings of approximately $100,000 while one-time costs associated with these actions are expected to be between $50,000 to $60,000. During the thirteen weeks ended April 2, 2016, we realized savings of approximately $20,000 and expect to reach the full annualized run rate of approximately $100,000 during the second quarter of 2016. During the thirteen weeks ended April 2, 2016, we recognized $18,774 of reorganization as well as transition and other related costs, which includes $16,112 related to employee termination benefits, $2,208 of transition and integration costs and $454 of facility costs.  We have recognized $54,059 of life-to-date reorganization as well as transition and other related costs with respect to this program.

Share Repurchase Program

In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at April 2, 2016. We have discontinued this program due to the Merger Agreement with Tianjin Tianhai. In the event that the merger is not consummated for any reason, resumption of the share repurchase program will be at the discretion of the Board of Directors.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended April 2, 2016 Compared to the Thirteen Weeks Ended April 4, 2015

	Thirteen Weeks Ended				Change - Increase (Decrease)
	April 2, 2016		April 4, 2015		Amount	Percentage
Net sales by reporting segment
North America	$3,882,382	42%	$4,441,607	42%	$(559,225)	(12.6)%
Europe	2,661,442	29	3,074,297	29	(412,855)	(13.4)
Asia-Pacific	2,193,006	23	2,544,210	24	(351,204)	(13.8)
Latin America	599,771	5	584,312	5	15,459	2.6
Total	$9,336,601	100%	$10,644,426	100%	$(1,307,825)	(12.3)%

	Thirteen Weeks Ended				Change - Increase (Decrease)
	April 2, 2016		April 4, 2015		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$36,198	0.93%	$54,300	1.22%	$(18,102)	(0.29)%
Europe	(18,427)	(0.69)	6,920	0.23	(25,347)	(0.92)
Asia-Pacific	22,266	1.02	31,627	1.24	(9,361)	(0.22)
Latin America	6,399	1.07	11,382	1.95	(4,983)	(0.88)
Stock-based compensation expense	(8,033)	—	(6,514)	—	(1,519)	—
Total	$38,403	0.41%	$97,715	0.92%	$(59,312)	(0.51)%

	Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
Net sales	100.00%	100.00%
Cost of sales	93.23	94.20
Gross profit	6.77	5.80
Operating expenses:
Selling, general and administrative	5.89	4.70
Amortization of intangible assets	0.29	0.15
Reorganization costs	0.18	0.04
Income from operations	0.41	0.92
Other expense, net	0.33	0.31
Income before income taxes	0.08	0.61
Provision for income taxes	0.06	0.20
Net income	0.02%	0.41%

Management's Discussion and Analysis Continued

The 12.3% decrease in our consolidated net sales for the thirteen weeks ended April 2, 2016, or first quarter of 2016, compared to the thirteen weeks ended April 4, 2015, or first quarter of 2015, partially reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately three percentage points. Our revenue decline in local currencies reflects declines in North America, Europe and Asia-Pacific, partially offset by growth in Latin America. The decline in North America was driven in part by our decision to exit portions of our mobility distribution business in the region that did not meet our profitability requirements. Our decline in Europe was partially driven by changes in contract terms for some of our high volume European distribution business, which led to recognizing the revenue on a net basis versus a gross basis resulting in a reduction of net sales but had no impact on gross profit. We also experienced softness in PC and smartphone demand in most regions. Our acquisitions of Aptec Saudi, DocData, Anovo Europe, Dupaco, and NetXUSA partially offset the decline and contributed approximately two percentage points of growth.
The 12.6% decrease in North American net sales in the first quarter of 2016 compared to the first quarter of 2015 includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. Revenue growth was impacted by approximately three percentage points from a decline in mobility, as we exited portions of the North American mobility distribution business that did not meet our profitability requirements. Revenues were also negatively impacted versus last year as demand for PCs and tablets, and data center and networking infrastructure solutions declined. The decrease in net sales was slightly offset by growth in advanced and specialty solutions. We continue to gain traction in cloud and commerce and fulfillment solutions, although from a small base currently.
The 13.4% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately two percentage points. In addition, during the prior year we negotiated favorable changes in contract terms for some of our high volume European distribution business, which led to recognizing the associated revenue on a net basis versus a gross basis resulting in a reduction of approximately eight percentage points on our European net sales in the first quarter of 2016 but had no impact on gross profit. Our acquisitions of Anovo, DocData and Dupaco contributed approximately three percentage points of growth. Excluding these impacts, revenue declines were driven by Germany, the United Kingdom and France. In Germany, revenues declined due to soft consumer demand for smartphones and PCs, as well as our decision to exit certain high volume, low margin business. The United Kingdom revenues declined primarily due to continued weakness in demand for PCs and the loss of a large retail customer, which was partially offset by growth in smartphone, tablet, and networking sales. France experienced a decline in revenues driven by reduced demand for PCs and smartphones, which was partially offset by growth in advanced solutions.
The 13.8% decrease in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately five percentage points. Australian revenue declines were driven by reduced demand across most product lines in consumer sales, particularly PCs, tablets and smartphones and the decision to focus on higher margin businesses. In India, revenues were negatively impacted by reduced sales in PCs, tablets and smartphones. China revenues declined as consumer demand remained slow, led by the continued weakness in smart phones, tablets and PCs.
The 2.6% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 12 percentage points. Our acquisitions of Anovo, and the recent addition of Grupo Acâo, contributed a total of approximately 12 percentage points of growth. Brazil and Chile had solid growth, with strength broadly, including advanced solutions and consumer sales. This increase was partially offset by a decline in Miami export which experienced reduced demand in components and Mexico which experienced a decline in revenues driven by slower government IT spending.
Gross profit increased by $14,235 or 2.3% in the first quarter of 2016 compared to the first quarter of 2015 and gross margin improved 97 basis points, driven by the benefit of the higher margin Anovo business which added 29 basis points and the benefit of the net revenue recognition treatment as a result of the negotiated favorable contract terms for some of our high volume European distribution business noted above which increased margin by approximately 14 basis points. Gross margin also benefited from a greater mix of higher margin sales and lower margin PC and smartphone sales.
Total selling, general and administrative expenses, or SG&A expenses, increased $49,927, or 10.0%, in the first quarter of 2016 compared to the first quarter of 2015. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $48,000, costs associated with growth in our cloud and commerce and fulfillment businesses, and further organic investment in higher value businesses; partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $13,000 and savings from the implementation of our organizational effectiveness program.

Management's Discussion and Analysis Continued

Amortization of intangible assets increased $11,094 in the first quarter of 2016 compared to the first quarter of 2015 due to previously acquired customer relationships of $5,832 that were written-off as a result of the integration of certain operations into our existing facilities, and our recent acquisitions.
During the first quarter of 2016 and 2015, we incurred net reorganization costs of $16,566 and $4,040, respectively. 2016 costs primarily related to employee termination benefits incurred in conjunction with our recently implemented actions in Europe as well as the global actions announced in 2015, while 2015 costs primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 9, "Reorganization Costs," to our consolidated financial statements).
Operating margin in the first quarter of 2016 decreased 51 basis points compared to the first quarter of 2015, primarily reflecting higher reorganization, integration, transition and acquisition-related charges of $24,365, or 28 basis points of net sales compared to the prior year which includes charges related to the Merger Agreement with Tianjin Tianhai. We expect to incur additional charges related to the Merger Agreement in future quarters. Operating margin also declined as a result of the negative leverage experienced as a result of our lower revenues.
The decrease in our North American operating margin of 29 basis points in the first quarter of 2016 compared to the first quarter of 2015 primarily reflects negative leverage experienced as a result of lower revenues and continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses. Additionally, reorganization, integration, transition and acquisition-related charges increased $15,002 compared to the prior year primarily related to the Merger Agreement with Tianjin Tianhai and reorganization costs related to our cost reduction actions.
The decrease in our European operating margin of 92 basis points in the first quarter of 2016 compared to the first quarter of 2015 primarily reflects higher charges of $10,305, or 40 basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our recent acquisitions and our reorganization programs compared to the prior year. In addition, the decrease reflects negative leverage experienced as a result of lower revenues and continued strategic investments and costs associated with growing our European mobility, cloud and commerce and fulfillment solutions capabilities in the region.
Our Asia-Pacific operating margin decreased 22 basis points in the first quarter of 2016 compared to the first quarter of 2015 reflecting negative leverage experienced as a result of lower revenues. Additionally, the decrease was also impacted by our strategic investment in our cloud business in this region.
The decrease in our Latin American operating margin of 88 basis points in the first quarter of 2016 compared to the first quarter of 2015 reflects higher costs ahead of synergies expected to be recognized from the previously described Latin American acquisitions. The region was also impacted by negative leverage on lower technology solutions sales in Mexico and our Miami export business. Additionally, we increased our level of investment to continue to grow our newly established mobility business in the region.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $30,940 in the first quarter of 2016 compared to $32,700 in the first quarter of 2015. The decrease was primarily driven by decreases in net interest expense which were driven by reduced borrowings resulting from our working capital improvements compared to the prior year.
We recorded an income tax provision of $5,564, for an effective tax rate of 74.6%, in the first quarter of 2016 compared to $21,740, or an effective tax rate of 33.4%, in the first quarter of 2015. Our effective tax rate for the current quarter was adversely affected due to the low amount of  profit before tax in the quarter relative to foreign losses incurred for which we cannot recognize a tax benefit. The current quarter income tax provision includes a net benefit of $94, or 1.3 percentage points of the effective tax rate, primarily related to the release of unrealized tax benefits due to expiration of statute of limitations in various jurisdictions. The prior year income tax provision included a net benefit of $609, or 0.9 percentage points of the effective tax rate, driven primarily by the release of unrealized tax benefits due to the expiration of the statutes of limitations in various tax jurisdictions. We currently expect our full year 2016 effective tax rate to be approximately 30%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

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

Management's Discussion and Analysis Continued

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of the first quarter of 2016 was 23 days compared to 21 days at the end of the 2015 fiscal year, 31 days at the end of the first quarter of 2015, and 25 days at the end of the 2014 fiscal year.
The following is a detailed discussion of our cash flows for the first three months of 2016 and 2015.
Operating activities provided net cash of $274,574 in the first three months of 2016 compared to net cash provided of $58,971 in the first three months of 2015. The net cash provided from operations in the first three months of 2016 largely reflects the lower working capital required for the seasonally lower volume of business in the first quarter offset by the unfavorable impact of the changes in working capital days compared to the 2015 year end. The working capital day increases in the first quarter of 2016 were just two days versus a six day deterioration in 2015 which helped drive the higher cash flow from operations in the first quarter of 2016.
Investing activities used net cash of $89,882 in the first three months of 2016 compared to $110,217 in the first three months of 2015. The cash used by investing activities in the first three months of 2016 was primarily driven by our acquisitions of $66,505 and capital expenditures of $23,720. The cash used in investing activities in the first three months of 2015 was primarily related to acquisitions of $88,561, and capital expenditures of $21,767.
Financing activities used net cash of $9,783 in the first three months of 2016 compared to $122,913 in the first three months of 2015. The net cash used by financing activities in the first three months of 2016 primarily reflects the net repayments of our revolving credit facilities of $13,214, partially offset by the net proceeds from exercise of stock options of $2,879. The net cash used by financing activities in the first three months of 2015 primarily reflect net repayments of our revolving credit facilities of $123,676.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,366,098, of which $1,218,405 was outstanding, at April 2, 2016. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $1,124,184 and $935,267 at April 2, 2016 and January 2, 2016, respectively, of which $591,057 and $572,296, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of April 2, 2016 and January 2, 2016, we had book overdrafts of $218,527 and $428,628 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.

Management's Discussion and Analysis Continued

We believe that our existing sources of liquidity provide sufficient resources to meet our capital requirements, including the potential need to post cash collateral for identified contingencies (see Note 13, "Commitments and Contingencies" to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II. “Other Information” for further discussion of identified contingencies), for at least the next twelve months. We currently anticipate that the cash used for debt repayments will come from our current domestic cash, cash generated from on-going U.S. operating activities and from borrowings. Nevertheless, depending on capital and credit market conditions, we may from time to time seek to increase or decrease our available capital resources through changes in our debt or other financing facilities. Finally, since the capital and credit markets can be volatile, we may be limited in our ability to replace in a timely manner maturing credit facilities and other indebtedness on terms acceptable to us, or at all, or to access committed capacities due to the inability of our finance partners to meet their commitments to us. The following is a detailed discussion of our various financing facilities.
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semiannually in arrears on June 15 and December 15. At April 2, 2016 and January 2, 2016, our senior secured notes due 2024 had a carrying value of $494,587 and $494,432, respectively, net of unamortized discount of $1,525 and $1,569, respectively, and net of unamortized deferred financing costs of $3,888 and $3,999, respectively.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At April 2, 2016 and January 2, 2016, our senior unsecured notes due 2022 had a carrying value of $297,044 and $296,928, respectively, net of unamortized discount of $1,142 and $1,187, respectively, and net of unamortized deferred financing costs of $1,814 and $1,885, respectively.
At April 2, 2016 and January 2, 2016, our senior unsecured notes due 2017 had a carrying value $299,414 and $299,313, respectively, net of unamortized deferred financing costs of $586 and $687, respectively. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018. Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had borrowings of $0 and $0 at April 2, 2016 and January 2, 2016, respectively, under this North American financing program.
We also have two revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific as follows:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $119,616 at April 2, 2016 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $122,752 at April 2, 2016 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at April 2, 2016 or January 2, 2016 under any of these three financing programs.
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
At April 2, 2016, our actual aggregate capacity under these programs was approximately $905,587 based on eligible trade accounts receivable available, of which $0 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At April 2, 2016, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,372,483.

Management's Discussion and Analysis Continued

We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at April 2, 2016 or January 2, 2016 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At April 2, 2016 and January 2, 2016, letters of credit of $0 and $8,499, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $857,685 at April 2, 2016. Most are on an uncommitted basis and are reviewed periodically for renewal. At April 2, 2016 and January 2, 2016, respectively, we had $127,360 and $134,132 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 9.1% and 6.8% per annum at April 2, 2016 and January 2, 2016, respectively. At April 2, 2016 and January 2, 2016, letters of credit totaling $58,380 and $54,879, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.
Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At April 2, 2016, we were in compliance with all material covenants or other material requirements in all of our financing facilities.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At April 2, 2016 and January 2, 2016, we had a total of $314,249 and $388,358, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 other than those noted in this “Capital Resources” section.

Share Repurchase Program
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplements our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at April 2, 2016. Pursuant to the Merger Agreement, our share repurchase program has been discontinued effective February 17, 2016.
Other Matters
See Note 13, "Commitments and Contingencies", to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the thirteen weeks ended April 2, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 2, 2016.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,551 at April 2, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at April 2, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 29,111 ($8,132 at April 2, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 25,972 ($7,255 at April 2, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 4,494 ($1,255 at April 2, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for a total amount of Brazilian Reais 16,089 ($4,494 at April 2, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 299,301 ($83,606 at April 2, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In connection with the due diligence performed during the acquisition of Grupo Acâo ("Acâo"), we also identified a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($18,772 at April 2, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (2) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($21,287 at April 2, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($2,095 at April 2, 2016 exchange rate), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.
On March 8, 2016, a putative stockholder class action suit captioned Scheiner v. Ingram Micro Inc. et al., 30-2016-00839447-CU-SL-CXC CXC, was filed in the Superior Court in Orange County, California. The complaint names as defendants Ingram Micro, its directors, Tianjin Tianhai and Merger Subsidiary. The complaint asserts that Ingram Micro’s directors breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the merger agreement, by agreeing to supposedly unfair deal protection devices and by allegedly acting in a self-interested manner. The complaint also generally alleges that Tianjin Tianhai, Ingram Micro and Merger Subsidiary aided and abetted such purported breaches of fiduciary duty. The complaint seeks, among other relief, class certification and injunctive relief blocking consummation of the merger. Ingram Micro and the other defendants have not yet responded to the complaints. Ingram Micro believes this action is without merit.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Not applicable
Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
2.1**
Agreement and Plan of Merger, dated February 17, 2016, among Ingram Micro Inc., Tianjin Tianhai Investment Company Ltd. and GCL Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.1
Guarantee of HNA Group Co., Ltd. in favor of Ingram Micro Inc. dated February 17, 2016 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed February 17, 2016)

10.2	Separation Agreement with Paul Read
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

**
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

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Financial Officer
(Principal Financial Officer)
April 29, 2016

EXHIBIT INDEX

No.	Description
2.1**
Agreement and Plan of Merger, dated February 17, 2016, among Ingram Micro Inc., Tianjin Tianhai Investment Company Ltd. and GCL Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.1
Guarantee of HNA Group Co., Ltd. in favor of Ingram Micro Inc. dated February 17, 2016 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed February 17, 2016)

10.2	Separation Agreement with Paul Read
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

**
Ingram Micro has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.