Form 10-Q
period 2016-07-02
INGRAM MICRO INC
filed 2016-07-28
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The Registrant had 149,659,526 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 2, 2016.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	July 2, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$878,881	$935,267
Trade accounts receivable (less allowances of $66,747 and $59,437 at July 2, 2016 and January 2, 2016, respectively)	5,131,473	5,663,754
Inventory	3,731,176	3,457,016
Other current assets	578,703	475,813
Total current assets	10,320,233	10,531,850
Property and equipment, net	381,884	381,414
Goodwill	952,254	843,001
Intangible assets, net	435,873	374,674
Other assets	169,437	169,750
Total assets	$12,259,681	$12,300,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,066,228	$6,353,511
Accrued expenses	652,992	620,501
Short-term debt and current maturities of long-term debt	223,422	134,103
Total current liabilities	6,942,642	7,108,115
Long-term debt, less current maturities	1,091,437	1,090,702
Other liabilities	161,633	134,086
Total liabilities	8,195,712	8,332,903
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 196,449 and 195,320 shares issued and 149,660 and 148,362 shares outstanding at July 2, 2016 and January 2, 2016, respectively	1,965	1,954
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,508,703	1,503,043
Treasury stock, 46,789 and 46,958 shares at July 2, 2016 and January 2, 2016, respectively	(890,096)	(892,925)
Retained earnings	3,569,652	3,513,101
Accumulated other comprehensive loss	(126,255)	(157,387)
Total stockholders’ equity	4,063,969	3,967,786
Total liabilities and stockholders’ equity	$12,259,681	$12,300,689
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$10,122,606	$10,553,278	$19,459,207	$21,197,704
Cost of sales	9,403,660	9,896,453	18,108,565	19,923,418
Gross profit	718,946	656,825	1,350,642	1,274,286
Operating expenses:
Selling, general and administrative	573,307	515,575	1,123,009	1,015,350
Amortization of intangible assets	25,621	17,089	52,646	33,020
Reorganization costs	7,690	6,236	24,256	10,276
Impairment of internally developed software	—	115,856	—	115,856
Loss on sale of affiliate	14,878	—	14,878	—
	621,496	654,756	1,214,789	1,174,502
Income from operations	97,450	2,069	135,853	99,784
Other expense (income):
Interest income	(2,117)	(1,201)	(3,258)	(1,659)
Interest expense	18,152	21,212	38,624	43,370
Net foreign currency exchange loss	587	6,738	9,114	14,276
Other	4,116	3,481	7,198	6,943
	20,738	30,230	51,678	62,930
Income (loss) before income taxes	76,712	(28,161)	84,175	36,854
Provision for income taxes	22,060	6,132	27,624	27,872
Net income (loss)	$54,652	$(34,293)	$56,551	$8,982
Basic earnings per share	$0.37	$(0.22)	$0.38	$0.06
Diluted earnings per share	$0.36	$(0.22)	$0.37	$0.06
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$54,652	$(34,293)	$56,551	$8,982
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(10,666)	(24,143)	31,132	(65,257)
Other comprehensive income (loss), net of tax	(10,666)	(24,143)	31,132	(65,257)
Comprehensive income (loss)	$43,986	$(58,436)	$87,683	$(56,275)
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income	$56,551	$8,982
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,318	76,499
Stock-based compensation	19,908	17,529
Excess tax benefit from stock-based compensation	(8,351)	(4,149)
Gain on sale of property and equipment	(1,115)	(146)
Impairment of internally developed software	—	115,856
Loss on sale of affiliate	14,878	—
Noncash charges for interest and bond discount amortization	1,409	1,510
Deferred income taxes	10,494	6,117
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	653,914	1,173,852
Inventory	(247,578)	328,530
Other current assets	(87,108)	(129,910)
Accounts payable	(235,962)	(860,437)
Change in book overdrafts	(166,027)	(84,010)
Accrued expenses	(86,032)	(23,299)
Cash provided by operating activities	29,299	626,924
Cash flows from investing activities:
Capital expenditures	(50,476)	(56,573)
Sale of marketable securities, net	4,700	—
Proceeds from sale of property and equipment	590	359
Proceeds from sale of affiliate	27,847	—
Acquisitions, net of cash acquired	(173,406)	(94,255)
Cash used by investing activities	(190,745)	(150,469)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,538	6,267
Repurchase of Class A Common Stock	—	(44,208)
Excess tax benefit from stock-based compensation	8,351	4,149
Other consideration for acquisitions	(2,091)	(2,358)
Net proceeds from (repayments of) revolving and other credit facilities	78,969	(353,784)
Cash provided (used) by financing activities	88,767	(389,934)
Effect of exchange rate changes on cash and cash equivalents	16,293	(12,806)
Increase (decrease) in cash and cash equivalents	(56,386)	73,715
Cash and cash equivalents, beginning of period	935,267	692,777
Cash and cash equivalents, end of period	$878,881	$766,492
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of July 2, 2016, our consolidated results of operations and comprehensive income (loss) for the thirteen and twenty-six weeks ended July 2, 2016 and July 4, 2015 and our consolidated cash flows for the twenty-six weeks ended July 2, 2016 and July 4, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2016. The consolidated results of operations for the thirteen and twenty-six weeks ended July 2, 2016 may not be indicative of the consolidated results of operations that can be expected for the full year.
Book Overdrafts
Book overdrafts of $262,601 and $428,628 as of July 2, 2016 and January 2, 2016, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of July 2, 2016 and January 2, 2016, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At July 2, 2016 and January 2, 2016, we had a total of $303,625, and $388,358, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $1,584 and $995 incurred for the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively, and $2,913 and $2,315 incurred for the twenty-six weeks ended July 2, 2016 and July 4, 2015, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
Impairment of Internally Developed Software
We began our program to deploy a new global ERP system in 2008. Since that period, the business has significantly diversified and new technologies allow legacy systems and diverse applications to easily be connected in a modular way, which allows these legacy systems to be part of a flexible, powerful and efficient solution. After careful evaluation, we concluded that this combined systems strategy is better aligned with our evolving business model and currently is more flexible and economical than implementation of a single global system. Accordingly, we stopped our global ERP deployment and recorded a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 during the second quarter of 2015. We recognized a tax benefit on the impairment at the applicable rates, partially offset by an increase in the valuation allowance on foreign tax credits of $14,580 as a result of the decision to stop deployments.
Loss on the Sale of an Affiliate
During the thirteen weeks ended July 2, 2016, we sold our AVAD subsidiary for cash proceeds of $27,847 as the niche operations were not deemed core to our current strategies and we believe that our operational focus and capital resources could be more effectively deployed elsewhere. As a result, we recorded a loss on the sale of affiliate of $14,878, which included the write-off a previously acquired trade name of $12,525. There were no additional impairments to our other intangible assets.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Change in Accounting Principle and Reclassification
During the six months ended July 2, 2016, we adopted the provisions of Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Additionally, we also adopted ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting". ASU 2015-15 allows debt issuance costs to be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As a result of the adoption of these ASUs, our consolidated balance sheet as of January 2, 2016 reflects a $6,571 reduction of other long-term assets and long-term debt, respectively, to conform to the current year presentation.

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
The Merger Agreement requires that the Merger be approved by the holders of a majority of the outstanding shares of the Company’s common stock as well as the vote of at least two-thirds of the voting stock held by the shareholders present at a meeting of Tianjin Tianhai’s shareholders, excluding any shares held by HNA Group. If Tianjin Tianhai’s shareholders do not approve the Merger, HNA Group will assume Tianjin Tianhai’s rights and obligations under the Merger Agreement. In connection with the Merger process, the Merger Agreement was presented to and approved by Ingram Micro’s shareholders at a special meeting on June 21, 2016. We are anticipating the Merger to be closed in the second half of 2016.
Consummation of the Merger is subject to other customary closing conditions and contains customary representations, warranties and covenants by each party. During the period between the signing of the Merger Agreement and the effective time of the Merger, Ingram Micro is required to operate its business in the ordinary course and consistent with past practice. Under the Merger Agreement, Ingram Micro shall not declare dividends or repurchase shares of its common stock and shall maintain an average of month-end cash and cash equivalents for the three month period prior to the closing in excess of US $424,000. The Merger Agreement also requires that Ingram Micro abide by customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions with third parties regarding alternative acquisition proposals. The Merger Agreement provides that Ingram Micro may not without the consent of Tianjin Tianhai (which consent shall not be unreasonably withheld) incur new debt or make new loans, except for (a) any indebtedness or guarantee incurred in the ordinary course of business consistent with past practice pursuant to Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

programs, (b) any refinancings, renewals or amendments in the ordinary course of business consistent with past practice of Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring programs, and (c) entering into any long-term committed facilities less than US $100,000.

Note 3 – Stock Repurchase and Dividends

Share Repurchase Program
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at July 2, 2016. Pursuant to the Merger Agreement, our share repurchase program has been discontinued effective February 17, 2016.
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
Our treasury stock issuance activity for the twenty-six weeks ended July 2, 2016 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at January 2, 2016	46,958	$19.02	$892,925
Issuance of Class A Common Stock	(169)	16.74	(2,829)
Cumulative balance of treasury stock at July 2, 2016	46,789	$19.02	$890,096

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
The computation of Basic and Diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$54,652	$(34,293)	$56,551	$8,982
Weighted average shares	148,904	156,329	148,659	156,292
Basic EPS	$0.37	$(0.22)	$0.38	$0.06
Weighted average shares, including the dilutive effect of stock-based awards (3,056 and 0 for the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively, and 3,074 and 3,257 for the twenty-six weeks ended July 2, 2016, and July 4, 2015, respectively)	151,960	156,329	151,733	159,549
Diluted EPS	$0.36	$(0.22)	$0.37	$0.06

There were 0 and 2,755 stock-based awards for the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively, and 5 and 2,431 stock based awards for the twenty-six weeks ended July 2, 2016, and July 4, 2015, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect. During the thirteen weeks ended July 4, 2015, there were 3,181 stock-based awards that were excluded from the computation of Diluted EPS as we recognized a net loss.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 5 – Stock-Based Compensation
We currently have a single stock incentive plan, the 2011 Incentive Plan, amended during the second quarter of 2013, and again in the second quarter of 2016, for the granting of equity and cash-settled incentive awards. During the second quarter of 2016, our stockholders approved a second amendment of the 2011 Incentive Plan, which increased the number of shares that we may issue by 10,000. The authorized pool of shares available for grant is a fungible pool. The authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 2.37 shares for every share granted after June 8, 2011 (2.29 shares after June 7, 2013) under any award other than an option or stock appreciation right for awards. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital, total shareholder return, income from operations as a percent of revenue and income before tax. As of July 2, 2016, approximately 20,435 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
Equity Awards
Equity awards granted under the 2011 Incentive Plan were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Stock options granted	—	839	5	839
Restricted stock and restricted stock units granted	405	1,329	493	1,347

Stock-based compensation expense	$11,264	$11,015	$19,297	$17,529
Related income tax benefit	$3,657	$3,632	$6,445	$5,813

Exercised stock options	18	332	162	370
Vested restricted stock and/or restricted stock units (a)	1,779	1,393	1,799	1,408

(a) Includes 412 and 1,015 shares, for the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively, and 412 and 1,015 shares, for the twenty-six weeks ended July 2, 2016 and July 4, 2015, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.
Cash Awards
On June 1, 2016 we granted 24,569 cash awards of which 12,285 and 12,284 are time-vested and performance-vested, respectively. Our time-vested cash awards vest over a time period of 3 years, and the performance-vested cash awards vest upon the achievement of a certain performance measure over a time period of 3 years. The performance measure for the cash awards for grants to management is based on earnings growth. Cash awards differ from the Company’s other awards in that no shares will be issued and cumulative compensation expense is recognized as a liability rather than equity. For cash awards, total compensation costs is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement. As of July 2, 2016, the unrecognized compensation costs related to the cash awards was $18,501. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.9 years. Cash awards granted under the 2011 Incentive Plan were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cash awards granted	24,569	—	24,569	—

Compensation expense-cash awards	$611	$—	$611	$—

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 6 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	July 2, 2016	January 2, 2016	July 2, 2016	January 2, 2016
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$988,899	$1,669,296	$6,508	$54,133
Accrued expenses
Foreign exchange contracts	1,125,976	618,961	(14,468)	(8,217)
Total	$2,114,875	$2,288,257	$(7,960)	$45,916

(1) Notional amounts represent the gross amount of foreign currency bought or sold at maturity for foreign exchange contracts.

The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign exchange gain (loss) as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net gain (loss) recognized in earnings	$30,818	$(11,829)	$(26,152)	$91,894
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
As of July 2, 2016, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	July 2, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$359,901	$359,901	$—	$—
Marketable trading securities (a)	47,772	47,772	—	—
Derivative assets	6,508	—	6,508	—
Total assets at fair value	$414,181	$407,673	$6,508	$—

Liabilities:
Derivative liabilities	$14,468	$—	$14,468	$—
Contingent consideration	27,400	—	—	27,400
Total liabilities at fair value	$41,868	$—	$14,468	$27,400

(a)	Included in other current assets in our consolidated balance sheet.

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

The fair value of the cash equivalents approximated cost and the change in the fair value of the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the table below:

	July 2, 2016
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$311,289	$—	$311,289	$—	$299,514
Senior unsecured notes, 5.00% due 2022	307,090	—	307,090	—	297,160
Senior unsecured notes, 4.95% due 2024	500,200	—	500,200	—	494,743
	$1,118,579	$—	$1,118,579	$—	$1,091,417

	January 2, 2016
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$313,039	$—	$313,039	$—	$299,313
Senior unsecured notes, 5.00% due 2022	301,867	—	301,867	—	296,928
Senior unsecured notes, 4.95% due 2024	501,515	—	501,515	—	494,432
	$1,116,421	$—	$1,116,421	$—	$1,090,673

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 8 – Acquisitions, Goodwill and Intangible Assets

On June 14, 2016, we acquired all of the outstanding shares of RRC Poland Spolka Z.o.o ("RRC"), a Polish-based leading value-added distributor in Central and Eastern Europe specializing in IT enterprise solutions, for a payment of $47,445, net of cash acquired. The purchase price is subject to a true-up, if necessary, relating to the final closing balance sheet. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $34,843 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to assembled workforce and the enhancement to our IT enterprise solutions business in Central and Eastern Europe.

On May 31, 2016, we acquired all of the outstanding shares of Ensim Corporation ("Ensim"), a leader in enabling the distribution of cloud applications headquartered in San Jose, California, for a payment of $12,092, net of cash acquired, and a hold-back of $3,629. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $14,960 to goodwill and $5,700 to identifiable intangible assets. The identifiable intangible assets primarily consist of customer relationships, developed technology, and trade name with estimated useful lives that range from three to ten years. The goodwill recognized in connection with this acquisition is primarily attributable to assembled workforce and the enhancement to our cloud solutions business primarily in North America.

On May 17, 2016, we acquired all of the outstanding shares of Discan Limited ("Comms-care"), a leading provider of technical services to the information technology channel in the United Kingdom and Ireland, for a payment of $53,316, net of cash acquired of $19,356, and an estimated future earn-out of $10,631. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $77,281 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to assembled workforce and the enhancement to our advanced solutions business in the United Kingdom and Ireland.

During the first quarter of 2016, we completed three strategic acquisitions for cash aggregating $66,284, net of cash acquired, and estimated future earn-outs of $14,159. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $36,609 to identifiable intangible assets, and $31,198 to goodwill. The identifiable intangible assets primarily consist of customer relationships, developed technology, backlog, and trade name with estimated useful lives that range from one to twelve years. The goodwill recognized in connection with these acquisitions is primarily attributable to the assembled workforce and the enhancement of our distribution business in North America, Australia, New Zealand and Europe.

During 2015, we acquired the assets of Odin Service Automation from Parallels Holdings Ltd. ("Odin"), for a cash payment of $163,906, net of cash acquired, which will enhance our cloud management platform technologies. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $65,240 to identifiable intangible assets and $109,768 to goodwill. The identifiable intangible assets primarily consist of customer relationships, trade name and developed technology with estimated useful lives that range from three to six years. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of our cloud strategy. During the twenty-six weeks ended July 2, 2016, we updated our preliminary purchase price allocation and recorded $66,138 to identifiable intangible assets and $107,857 to goodwill.

During 2015, we acquired all the outstanding shares of Grupo Acâo ("Acâo"), a Latin American leading provider of value-add IT solutions, for a cash payment of $68,654, net of cash acquired. The major class of assets and liabilities to which we preliminarily allocated the excess purchase price was $58,043 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of value-add IT solutions to our distribution business in Latin America. During the twenty-six weeks ended July 2, 2016, we made additional cash payments of $1,336 and updated our preliminary purchase price allocation and recorded $31,800 to intangible assets and $31,252 to goodwill. The identifiable intangible assets primarily consist of customer relationships, a non-compete agreement, and a trade name with estimated useful lives that range from two to eleven years.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

During 2015, we acquired all the outstanding shares of DocData, for a cash payment of $144,752, net of cash acquired. DocData is a European provider of order fulfillment, returns logistics and on-line payment services that also provides commerce solutions to major retailers, brands and promising start-ups. The major class of assets and liabilities to which we preliminarily allocated the excess purchase price was $133,538 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of our commerce and fulfillment services business. During the twenty-six weeks ended July 2, 2016, we updated our preliminary purchase price allocation and recorded $42,552 to intangible assets and $103,244 to goodwill. The identifiable intangible assets primarily consist of customer relationships and software with estimated useful lives that range from three to ten years.

These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented for the 2016 and 2015 acquisitions because the effects of the business combinations for these acquisitions, individually and in aggregate, were not material to our consolidated financial statements. For our recent acquisitions, asset valuations are still in progress and the amounts preliminarily allocated to goodwill and intangible assets will be finalized in the near future.

Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 2 to 12 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	July 2, 2016	January 2, 2016
Gross carrying amount of finite-lived intangible assets	$667,424	$537,308
Net carrying amount of finite-lived intangible assets	$435,873	$374,674
During the first quarter of 2016, we wrote-off a previously acquired customer relationship of $5,832, as the result of the integration of certain operations into our existing facilities.
During the second quarter of 2016, we wrote-off a previously acquired trade name of $12,525 as a result of our sale of AVAD as discussed above in Note 1, "Organization and Basis of Presentation". There were no additional impairments to our other intangible assets.

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
In addition, during the second quarter of 2016 we implemented additional actions to further align our cost structure in certain markets in Europe, incurring one-time costs of $7,147. We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.
As a result of these actions, we recognized total net reorganization charges of $7,690 and $6,236, net of adjustments, during the thirteen weeks ended July 2, 2016 and July 4, 2015, respectively, which primarily related to employee termination benefits of $9,076 and $8,390, respectively. During the twenty-six weeks ended July 2, 2016 and July 4, 2015, we recognized net reorganization charges of $24,256 and $10,276, respectively, which primarily related to employee termination benefits of $25,728 and $11,677, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended July 2, 2016 and July 4, 2015, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended July 2, 2016
North America		$1,977	$480	$2,457	$(1,244)	$1,213
Europe		6,506	641	7,147	(1,627)	5,520
Asia-Pacific		90	2	92	—	92
Latin America		503	454	957	(92)	865
Total	113	$9,076	$1,577	$10,653	$(2,963)	$7,690

Thirteen weeks ended July 4, 2015
North America		$3,828	$23	$3,851	$(962)	$2,889
Europe		4,270	539	4,809	(1,719)	3,090
Asia-Pacific		158	—	158	—	158
Latin America		134	(35)	99	—	99
Total	116	$8,390	$527	$8,917	$(2,681)	$6,236
A summary of the reorganization and expense-reduction program costs incurred in the twenty-six weeks ended July 2, 2016 and July 4, 2015, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Twenty-six Weeks Ended July 2, 2016
North America		$5,182	$679	$5,861	$(1,783)	$4,078
Europe		18,328	1,111	19,439	(1,627)	17,812
Asia-Pacific		1,153	215	1,368	(429)	939
Latin America		1,065	454	1,519	(92)	1,427
Total	471	$25,728	$2,459	$28,187	$(3,931)	$24,256

Twenty-six Weeks Ended July 4, 2015
North America		$4,617	$56	$4,673	$(962)	$3,711
Europe		6,228	760	6,988	(1,719)	5,269
Asia-Pacific		669	—	669	—	669
Latin America		163	464	627	—	627
Total	187	$11,677	$1,280	$12,957	$(2,681)	$10,276

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The remaining liabilities and 2016 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at January 2, 2016	Expenses (Income), Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at July 2, 2016 (a)
Reorganization actions
Employee termination benefits	$15,429	$23,853	(b)	$(17,969)	$(93)	$21,220
Facility and other costs	804	403	(c)	(1,207)	—	—
	$16,233	$24,256		$(19,176)	$(93)	$21,220

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(b)
Adjustments reflected in the table above include reductions of $1,783 and $92 to 2015 and 2014 reorganization plan liabilities recorded in the prior year in North America and Latin America for lower than expected employee termination benefits, respectively.

(c)
Adjustments reflected in the table above include a reduction of $429 and $1,627 to reorganization liabilities recorded in the prior year in Asia-Pacific and Europe for lower than expected facility and other costs, respectively.

Note 10 – Debt
The carrying value of our outstanding debt consists of the following:

	July 2, 2016	January 2, 2016
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,482 and $1,569, respectively, and net of unamortized deferred financing costs of $3,775 and $3,999, respectively.	$494,743	$494,432
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,097 and $1,187, respectively, and net of unamortized deferred financing costs of $1,743 and $1,885, respectively.	297,160	296,928
Senior unsecured notes, 5.25% due 2017, net of unamortized deferred financing costs of $486 and $687, respectively.	299,514	299,313
Lines of credit and other debt	223,442	134,132
	1,314,859	1,224,805
Short-term debt and current maturities of long-term debt	(223,422)	(134,103)
	$1,091,437	$1,090,702
Note 11 – Income Taxes

Our effective tax rate for the thirteen weeks ended July 2, 2016 was 28.8% compared to (21.8)% for the thirteen weeks ended July 4, 2015. For the twenty-six weeks ended July 2, 2016 and July 4, 2015, our effective tax rate was 32.8% and 75.6%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The thirteen weeks ended July 2, 2016 included net discrete benefits of approximately $2,294, or 3.0 percentage points of the effective tax rate, primarily driven by a net change in valuation allowances against the deferred tax assets of two of our foreign operating units as well as the release of unrealized tax benefits due to the expiration of statute of limitations in various jurisdictions. The thirteen weeks ended July 4, 2015 included net discrete expenses of approximately $12,134, or (43.1) percentage points of the effective tax rate, which primarily related to a $14,580 increase to the valuation allowance on foreign tax credits. The additional valuation allowance recognized in 2015 was a result of a decrease in projected foreign source income, primarily lower royalties from foreign affiliates, due to the decision to cancel future deployments of SAP, partially offset by net discrete benefit of $2,446 primarily driven by the release of unrealized tax benefits due to the expiration of the statute of limitations in various tax jurisdictions. See Note 1 - "Impairment of Internally Developed Software" for additional information on the cancellation of the global SAP deployment.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The twenty-six weeks ended July 2, 2016 included net discrete benefits of approximately $2,388, or 2.8 percentage points of the effective tax rate. The twenty-six weeks ended July 4, 2015 included net discrete expenses of approximately $11,525, or(31.3) percentage points of the effective tax rate.
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
At July 2, 2016, we had gross unrecognized tax benefits of $23,415 compared to $23,445 at January 2, 2016, representing a net decrease of $30 during the twenty-six weeks ended July 2, 2016. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $6,296 and $6,652 at July 2, 2016 and January 2, 2016, respectively.
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
Geographic areas in which we operated our reporting segments during 2016 include North America (the United States and Canada), Europe (Albania, Austria, Belgium, Croatia, Czech Republic, Denmark, France, Finland, Germany, Hungary, Italy, Macedonia, the Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovenia, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, Egypt, India, Indonesia, Israel, Lebanon, Malaysia, Morocco, New Zealand, Pakistan, Saudi Arabia, Singapore, South Africa, Thailand, Turkey, and United Arab Emirates), and Latin America (Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation recognized to our operating segments; therefore, we are reporting this as a separate amount (See Note 5, "Stock-Based Compensation").

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net sales
North America	$4,433,252	$4,618,535	$8,315,634	$9,060,141
Europe	2,779,974	2,854,948	5,441,416	5,929,245
Asia-Pacific	2,258,480	2,481,539	4,451,486	5,025,749
Latin America	650,900	598,256	1,250,671	1,182,569
Total	$10,122,606	$10,553,278	$19,459,207	$21,197,704
Income (loss) from operations
North America	$91,174	$80,554	$127,372	$134,854
Europe	(5,268)	11,416	(23,695)	18,336
Asia-Pacific	31,662	30,915	53,928	62,542
Latin America	6,635	6,055	13,034	17,437
Stock-based compensation expense	(11,875)	(11,015)	(19,908)	(17,529)
Impairment of internally developed software	—	(115,856)	—	(115,856)
Loss on sale of affiliate	(14,878)	—	(14,878)	—
Total	$97,450	$2,069	$135,853	$99,784
Capital expenditures
North America	$15,073	$26,008	$30,486	$42,194
Europe	2,484	4,966	5,253	7,652
Asia-Pacific	3,687	3,112	7,801	5,451
Latin America	5,512	720	6,936	1,276
Total	$26,756	$34,806	$50,476	$56,573
Depreciation
North America	$17,560	$16,019	$34,684	$31,514
Europe	5,398	2,789	9,975	5,548
Asia-Pacific	2,887	2,722	5,609	5,438
Latin America	946	554	1,404	979
Total	$26,791	$22,084	$51,672	$43,479
Amortization of intangible assets
North America	$11,715	$10,260	$25,664	$20,732
Europe	9,992	4,840	19,362	8,139
Asia-Pacific	1,997	1,788	3,926	3,746
Latin America	1,917	201	3,694	403
Total	$25,621	$17,089	$52,646	$33,020

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segment are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Integration, transition and other costs (a)
North America	$8,316	$5,810	$26,109	$10,644
Europe	1,786	1,566	3,264	2,852
Asia-Pacific	238	268	243	1,637
Latin America	1,205	1,627	1,257	1,627
Total	$11,545	$9,271	$30,873	$16,760

(a)
Costs are primarily related to (i) professional, consulting and integration costs associated with our acquisitions and impending merger, (ii) consulting, retention and transition costs associated with our reorganization programs charged to selling, general and administrative, or SG&A, expenses and (iii) a gain of $3,790 related to the final settlement of a class action lawsuit, which was recorded as a reduction of SG&A expenses in North America in the second quarter of 2016.

Our reorganization costs by reportable segment are disclosed within Note 9, "Reorganization Costs".

	As of
	July 2, 2016	January 2, 2016
Identifiable assets
North America	$5,488,742	$5,243,878
Europe	3,405,206	3,547,495
Asia-Pacific	2,475,518	2,476,243
Latin America	890,215	1,033,073
Total	$12,259,681	$12,300,689
Long-lived assets
North America	$417,259	$427,180
Europe	271,392	234,672
Asia-Pacific	74,151	71,602
Latin America	54,955	22,634
Total	$817,757	$756,088

Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

	Thirteen Weeks Ended
	July 2, 2016		July 4, 2015
Net sales:
United States	$4,192,920	41%	$4,315,698	41%
Outside of the United States	5,929,686	59	6,237,580	59
Total	$10,122,606	100%	$10,553,278	100%

	Twenty-six Weeks Ended
	July 2, 2016		July 4, 2015
Net sales:
United States	$7,780,166	40%	$8,427,826	40%
Outside of the United States	11,679,041	60	12,769,878	60
Total	$19,459,207	100%	$21,197,704	100%

			As of
			July 2, 2016	January 2, 2016
Long-lived assets:
United States			$398,333	$406,195
Outside of the United States			419,424	349,893
Total			$817,757	$756,088

Note 13 – Commitments and Contingencies
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,937 at July 2, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at July 2, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 55,083 ($17,055 at July 2, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,938 at July 2, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 2,263 ($701 at July 2, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for a total amount of Brazilian Reais 8,100 ($2,508 at July 2, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 290,081 ($89,815 at July 2, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

In connection with the due diligence performed during the acquisition of Acâo, we also identified a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($20,806 at July 2, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (1) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($23,594 at July 2, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($2,322 at July 2, 2016 exchange rates), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $7,611. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in accrued expenses.

Note 14 - New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 16, 2016, and interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.
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
In May 2014, the FASB issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services. During the second quarter of 2016, the FASB issued updates to the new revenue standard that are intended to address and simplify implementation issues for the following topics: (i) collectability, (ii) noncash consideration, (iii) presentation of sales taxes, (iv) completed contracts, and (v) identifying performance obligations, (vi) licensing, and (vii) transition for contracts modified prior to adopting the new standard. The accounting standard and related updates are effective for us in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use. Early adoption is permitted in the first quarter of fiscal year 2017. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements and evaluating our potential adoption method.

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
We sell finished products purchased from many vendors but generated approximately 14%, 11% and 11% of our consolidated net sales for the thirteen weeks ended July 2, 2016 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, Apple Inc. and Cisco Systems, Inc., respectively. We generated approximately 15%, and 11% of our consolidated net sales for the thirteen weeks ended July 4, 2015 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, and Apple Inc., respectively.
For the twenty-six weeks ended July 2, 2016, we generated approximately 14%, 11% and 11% of our consolidated net sales from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, Apple Inc. and Cisco Systems, Inc., respectively. We generated approximately 15%, and 11% of our consolidated net sales for the twenty-six weeks ended July 4, 2015 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, and Apple Inc., respectively.
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

The 2014 Program is complete and has generated in excess of $80,000 in annual cost savings compared to the 2013 fiscal year. We incurred reorganization as well as transition and other related costs aggregating $10,069 for the twenty-six weeks ended July 4, 2015, which includes $6,130 related to employee termination benefits associated with this program and $3,939 of transition and integration costs.

In May 2015, we announced our intention to take additional actions globally to further streamline our cost structure. These actions are expected to result in annualized savings of approximately $100,000 while one-time costs associated with these actions were expected to be between $50,000 to $60,000. During the thirteen weeks ended July 2, 2016, we realized savings of approximately $23,000 and achieved the full annualized run rate of approximately $100,000 during the second quarter of 2016. During the twenty-six weeks ended July 2, 2016, we recognized $18,240 of reorganization as well as transition and other related costs, which includes $16,707 related to employee termination benefits, $1,130 of transition and integration costs and $403 of facility costs.  We have recognized approximately $54,000 of life-to-date reorganization as well as transition and other related costs with respect to this program.
In addition, during the second quarter of 2016 we implemented additional actions to further align our cost structure in certain markets in Europe, incurring one-time costs of $7,147 and $925 of transition and integration costs. We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.

Share Repurchase Program

In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at July 2, 2016. We have discontinued this program due to the Merger Agreement with Tianjin Tianhai. In the event that the merger is not consummated for any reason, resumption of the share repurchase program will be at the discretion of the Board of Directors.

Management's Discussion and Analysis Continued

Results of Operations for the Thirteen Weeks Ended July 2, 2016 Compared to the Thirteen Weeks Ended July 4, 2015

	Thirteen Weeks Ended				Change - Increase (Decrease)
	July 2, 2016		July 4, 2015		Amount	Percentage
Net sales by reporting segment
North America	$4,433,252	44%	$4,618,535	44%	$(185,283)	(4.0)%
Europe	2,779,974	28	2,854,948	27	(74,974)	(2.6)
Asia-Pacific	2,258,480	22	2,481,539	24	(223,059)	(9.0)
Latin America	650,900	6	598,256	6	52,644	8.8
Total	$10,122,606	100%	$10,553,278	100%	$(430,672)	(4.1)%

	Thirteen Weeks Ended				Change - Increase (Decrease)
	July 2, 2016		July 4, 2015		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$91,174	2.06%	$80,554	1.74%	$10,620	0.32%
Europe	(5,268)	(0.19)	11,416	0.40	(16,684)	(0.59)
Asia-Pacific	31,662	1.40	30,915	1.25	747	0.15
Latin America	6,635	1.02	6,055	1.01	580	0.01
Stock-based compensation expense	(11,875)	—	(11,015)	—	(860)	—
Impairment of internally developed software	—	—	(115,856)	—	115,856	—
Loss on sale of affiliate	(14,878)	—	—	—	(14,878)	—
Total	$97,450	0.96%	$2,069	0.02%	$95,381	0.94%

	Thirteen Weeks Ended
	July 2, 2016	July 4, 2015
Net sales	100.00%	100.00%
Cost of sales	92.90	93.78
Gross profit	7.10	6.22
Operating expenses:
Selling, general and administrative	5.66	4.89
Amortization of intangible assets	0.25	0.16
Reorganization costs	0.08	0.06
Impairment of internally developed software	—	1.10
Loss on sale of affiliate	0.15	—
Income from operations	0.96	0.02
Other expense, net	0.20	0.29
Income (loss) before income taxes	0.76	(0.27)
Provision for income taxes	0.22	0.06
Net income (loss)	0.54%	(0.32)%

Management's Discussion and Analysis Continued

The 4.1% decrease in our consolidated net sales for the thirteen weeks ended July 2, 2016, or second quarter of 2016, compared to the thirteen weeks ended July 4, 2015, or second quarter of 2015, partially reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately two percentage points. Our revenue decline in local currencies reflects declines in North America, Europe and Asia-Pacific, partially offset by growth in Latin America. The decline in North America was driven in part by our decision to exit portions of our mobility distribution business in the region that did not meet our profitability requirements. Our decline in Europe was driven by changes in contract terms for some of our high volume European distribution business, which led to recognizing the revenue on a net basis versus a gross basis resulting in a reduction of net sales but with no impact on gross profit. We also experienced softness in smartphone demand in most regions. Our acquisitions partially offset the decline and contributed approximately two percentage points of growth.
The 4.0% decrease in North American net sales in the second quarter of 2016 compared to the second quarter of 2015 includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of less than one percentage point. Revenue growth was impacted by approximately three percentage points from a decline in mobility, as we exited portions of the North American mobility distribution business that did not meet our profitability requirements. The decrease in net sales was slightly offset by growth in advanced and specialty solutions and modest growth in PCs. We continue to gain traction in cloud and commerce and fulfillment solutions, although from a small base currently.
The 2.6% decrease in European net sales includes negotiated favorable changes in contract terms for some of our high volume European distribution business, which led to recognizing the associated revenue on a net basis versus a gross basis resulting in a reduction of approximately seven percentage points on our European net sales in the second quarter of 2016, but no impact on gross profit. Our acquisitions in Europe contributed approximately three percentage points of growth. The translation impact of stronger foreign currencies relative to the U.S. dollar had a positive impact on net sales of approximately one percentage point. Overall the region benefited from stronger sales from advanced and specialty solutions as revenue growth in Netherlands, the United Kingdom, Denmark and Italy, which more than offset declines in France and Norway driven primarily by tepid demand for smartphones.
The 9.0% decrease in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately four percentage points. China revenues declined as consumer demand remained slow, led by weakness in smartphones, tablets and networking solutions, which offset growth in PCs, servers and storage solutions. In Singapore, revenues declined driven by a significant decrease in mobility sales, as well as reduced demand for networking and storage products. The decreases were slightly offset by growth in India driven by increased demand in PCs and smartphones.
The 8.8% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately nine percentage points. Our acquisition of Grupo Acâo contributed a total of approximately 12 percentage points of growth. Mexico had double digit growth, with strength broadly, including advanced and specialty solutions, as well as sales into the consumer market. Miami export experienced solid growth primarily driven by PC sales.
Gross profit increased by $62,121 or 9.5% in the second quarter of 2016 compared to the second quarter of 2015 and gross margin improved 88 basis points, driven by the benefit of our acquisition of higher margin businesses, including DocData and Acao which added 30 basis points. Additionally, the benefit of the net revenue recognition treatment as a result of the negotiated favorable contract terms for some of our high volume European distribution business noted above increased margin by approximately 13 basis points. Gross margin also benefited from a greater mix of higher margin advanced and specialty solutions sales and lower, low margin smartphone sales.
Total selling, general and administrative expenses, or SG&A expenses, increased $57,732, or 11.2%, in the second quarter of 2016 compared to the second quarter of 2015. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $38,000, costs associated with growth in our cloud and commerce and fulfillment businesses, and further organic investment in higher value businesses. These costs were partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $6,000 and savings from the implementation of our organizational effectiveness program.
Amortization of intangible assets increased $8,532, or 49.9%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to our recent acquisitions.

Management's Discussion and Analysis Continued

During the second quarter of 2016 and 2015, we incurred net reorganization costs of $7,690 and $6,236, respectively. 2016 costs primarily related to employee termination benefits incurred as we implemented additional actions to further align our cost structure in certain markets in Europe, incurring one-time costs of $7,147, and finalized the global actions announced in 2015. The costs incurred during the second quarter of 2015 were primarily related to employee termination benefits incurred in connection with our 2014 Program (See also Note 9, "Reorganization Costs," to our consolidated financial statements). We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.
During the second quarter of 2015, we recognized a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 as discussed above.
During the second quarter of 2016, we recognized a non-cash, pre-tax charge related to the loss on the sale of an affiliate of $14,878 as discussed above.
Operating margin in the second quarter of 2016 increased 94 basis points compared to the second quarter of 2015, primarily driven by the non-recurring impairment of internally developed software of $115,856 recognized during the second quarter of 2015. Excluding this impairment charge, and the loss on the sale of affiliate recognized during the second quarter of 2016, consolidated operating margins remained relatively flat compared to the prior year.
The increase in our North American operating margin of 32 basis points in the second quarter of 2016 compared to the second quarter of 2015 primarily reflects the result of higher value advanced and specialty solution sales, stronger mobility services revenue and decreased lower margin mobility distribution sales. This better mix of higher value business, more than offset continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses. Additionally, our operating margin in the second quarter of 2016 benefited from a gain of $3,790, or 9 basis points of net sales, related to a legal settlement.
The decrease in our European operating margin of 59 basis points in the second quarter of 2016 compared to the second quarter of 2015 reflects higher charges of $2,650, or 10 basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our recent acquisitions and our ongoing reorganization programs compared to the prior year. In addition, the decrease reflects negative leverage experienced as a result of lower revenues and continued strategic investments and costs associated with growing our European cloud and commerce and fulfillment solutions capabilities in the region.
Our Asia-Pacific operating margin increased 15 basis points in the second quarter of 2016 compared to the second quarter of 2015 reflecting a better mix of higher margin business, as well as good operating expense control by most countries within the region.
Our Latin American operating margin remained relatively flat in the second quarter of 2016 compared to the second quarter of 2015 reflecting a better mix of higher margin business that was offset by higher reorganization, integration and acquisition-related charges, as well as an increase in our level of investment to continue to grow our newly established mobility business in the region.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $20,738 in the second quarter of 2016 compared to $30,230 in the second quarter of 2015. The decrease was primarily driven by decreases in net interest expense which were driven by reduced borrowings resulting from our working capital improvements compared to the prior year. The year-over-year decrease also reflects a foreign currency exchange gain of $4,918 recorded in our Pan European purchasing entity in the current year compared to a loss of $1,104 in this entity in the prior year.
We recorded an income tax provision of $22,060, for an effective tax rate of 28.8%, in the second quarter of 2016 compared to $6,132, or an effective tax rate of (21.8)%, in the second quarter of 2015. The current quarter income tax provision includes a net benefit of three percentage points primarily driven by a net change in valuation allowances against the deferred tax assets of two of our foreign operating units as well as the release of unrealized tax benefits due to the expiration of statute of limitations in various jurisdictions. The prior year quarter income tax provision includes the net negative impact of 52 percentage points due to a $14,580 increase to the valuation allowance on foreign tax credits. The additional valuation allowance recognized in 2015 was a result of a decrease in projected foreign source income, primarily lower royalties from foreign affiliates, due to the decision to cancel future deployments of SAP. We currently expect our full year 2016 effective tax rate to be approximately 30%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Management's Discussion and Analysis Continued

Results of Operations for the Twenty-six Weeks Ended July 2, 2016 Compared to the Twenty-six Weeks Ended July 4, 2015

	Twenty-six Weeks Ended				Change - Increase (Decrease)
	July 2, 2016		July 4, 2015		Amount	Percentage
Net sales by reporting segment
North America	$8,315,634	43%	$9,060,141	43%	$(744,507)	(8.2)%
Europe	5,441,416	28	5,929,245	28	(487,829)	(8.2)
Asia-Pacific	4,451,486	23	5,025,749	24	(574,263)	(11.4)
Latin America	1,250,671	6	1,182,569	6	68,102	5.8
Total	$19,459,207	100%	$21,197,704	100%	$(1,738,497)	(8.2)%

	Twenty-six Weeks Ended				Change - Increase (Decrease)
	July 2, 2016		July 4, 2015		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$127,372	1.53%	$134,854	1.49%	$(7,482)	0.04%
Europe	(23,695)	(0.44)	18,336	0.31	(42,031)	(0.75)
Asia-Pacific	53,928	1.21	62,542	1.24	(8,614)	(0.03)
Latin America	13,034	1.04	17,437	1.47	(4,403)	(0.43)
Stock-based compensation expense	(19,908)	—	(17,529)	—	(2,379)	—
Impairment of internally developed software		—	(115,856)	—	115,856	—
Loss on sale of affiliate	(14,878)	—	—	—	(14,878)
Total	$135,853	0.70%	$99,784	0.47%	$36,069	0.23%

	Twenty-six Weeks Ended
	July 2, 2016	July 4, 2015
Net sales	100.00%	100.00%
Cost of sales	93.06	93.99
Gross profit	6.94	6.01
Operating expenses:
Selling, general and administrative	5.77	4.79
Amortization of intangible assets	0.27	0.16
Reorganization costs	0.12	0.05
Impairment of internally developed software	—	0.55
Loss on sale of affiliate	0.08	—
Income from operations	0.70	0.47
Other expense, net	0.27	0.30
Income before income taxes	0.43	0.17
Provision for income taxes	0.14	0.13
Net income	0.29%	0.04%

Management's Discussion and Analysis Continued

The 8.2% decrease in our consolidated net sales for the twenty-six weeks ended July 2, 2016, or first six months of 2016, compared to the twenty-six weeks ended July 4, 2015, or first six months of 2015, partially reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately two percentage points. Our revenue decline in local currencies reflects declines in North America, Europe and Asia-Pacific, partially offset by growth in Latin America. The decline in North America was driven in part by our decision to exit portions of our mobility distribution business in the region that did not meet our profitability requirements. Our decline in Europe was driven by changes in contract terms for some of our high volume European distribution business, which led to recognizing the revenue on a net basis versus a gross basis resulting in a reduction of net sales but had no impact on gross profit. We also experienced softness in smartphone demand in most regions, as well as lower PC demand in the 2016 first quarter. Our acquisitions partially offset the decline and contributed approximately two percentage points of growth.
The 8.2% decrease in North American net sales in the first six months of 2016 compared to the first six months of 2015 includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. Revenue growth was impacted by approximately two percentage points from a decline in mobility, as we exited portions of the North American mobility distribution business that did not meet our profitability requirements. Revenues were also negatively impacted versus last year by lower sales of data center and networking infrastructure solutions as well as a decline in PC sales. The decrease in net sales was slightly offset by growth in specialty and other advanced solutions. We continue to gain traction in cloud and commerce and fulfillment solutions, although from a small base.
The 8.2% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. In addition, during the prior year we negotiated favorable changes in contract terms for some of our high volume European distribution business, which led to recognizing the associated revenue on a net basis versus a gross basis resulting in a reduction of approximately seven percentage points on our European net sales in the first six months of 2016 but had no impact on gross profit. Our acquisitions in Europe contributed approximately two percentage points of growth. Overall the region benefited from stronger sales from advanced and specialty solutions with strong revenue growth in countries such as Netherlands, Denmark and Italy, offsetting declines in France, Germany and the United Kingdom. In Germany, revenues declined due to soft consumer demand for smartphones and PCs, as well as our decision to exit certain high volume, low margin business in the 2016 first quarter. France experienced a decline in revenues driven by reduced demand for PCs and smartphones, which was partially offset by growth in advanced solutions. The United Kingdom revenues declined primarily due to continued consumer weakness and the loss of a large retail customer, which was partially offset by growth in smartphone, tablet and networking sales.
The 11.4% decrease in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately five percentage points. China revenues declined as consumer demand remained slow, led by the continued weakness in smartphones, tablets and networking solutions which offset growth in servers and storage solutions. In Singapore, revenues declined driven by a decrease in mobility sales as well as reduced demand for in PCs, networking and storage products.
The 5.8% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately 11 percentage points. Our acquisition of Grupo Acâo, contributed a total of approximately 10 percentage points of growth. Mexico and Chile had solid growth, with strength broadly, including advanced and specialty solutions, as well as sales into the consumer market.
Gross profit increased by $76,356 or 6.0% in the first six months of 2016 compared to the first six months of 2015 and gross margin improved 93 basis points, driven by the benefit of our acquisition of higher margin businesses, including DocData and Acao which added 25 basis points. Additionally, the benefit of the net revenue recognition treatment as a result of the negotiated favorable contract terms for some of our high volume European distribution business noted above, increased margin by approximately 14 basis points. Gross margin also benefited from a greater mix of higher margin specialty and other advanced solutions sales and lower, low margin smartphone sales.
Total selling, general and administrative expenses, or SG&A expenses, increased $107,659, or 10.6%, in the first six months of 2016 compared to the first six months of 2015. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $86,000, costs associated with growth in our cloud and commerce and fulfillment businesses, further organic investment in higher value businesses, and $14,113 higher integration, transition and other costs primarily related to costs associated with our acquisitions and impending merger. These costs were partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $19,000 and savings from the implementation of our organizational effectiveness program.

Management's Discussion and Analysis Continued

Amortization of intangible assets increased $19,626, or 59.4%, in the first six months of 2016 compared to the first six months of 2015 due to our recent acquisitions and the write-off of previously acquired customer relationships of $5,832 as a result of the integration of certain operations into our existing facilities in the first quarter of 2016.
During the first six months of 2016 and 2015, we incurred net reorganization costs of $24,256 and $10,276, respectively. 2016 costs primarily related to employee termination benefits incurred in conjunction with the global actions announced in 2015, and one-time costs of $7,147 as we implemented additional actions to further align our cost structure in certain markets in Europe in the second quarter of 2016. The costs incurred during 2015 primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2014 (See Note 9, "Reorganization Costs," to our consolidated financial statements). We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.
The charge for the impairment of internally developed software recognized in the second quarter of 2015 is discussed above in our results of operations for the quarter.
The loss on sale of an affiliate recognized in the second quarter of 2016 is discussed above in our results of operations for the quarter.
Operating margin in the first six months of 2016 increased 23 basis points compared to the first six months of 2015, primarily driven by the impairment of internally developed software of $115,856 recognized during the second quarter of 2015. Excluding the impairment charge recognized during the second quarter of 2015, and the loss on the sale of affiliate recognized during the second quarter of 2016, consolidated operating margins decreased 25 basis points compared to the prior year primarily reflecting higher reorganization, integration, transition and acquisition-related charges of $24,300, or 14 basis points of net sales compared to the prior year which includes charges related to the Merger Agreement with Tianjin Tianhai and negative leverage experienced as a result of lower revenues in Europe.
The increase in our North American operating margin of 4 basis points in the first six months of 2016 compared to the first six months of 2015 primarily reflects good operating leverage experienced as a result of higher value sales, stronger mobility services revenue and lower mobility distribution sales. These gains more than offset continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses, as well as an increase in reorganization, integration, transition and acquisition-related charges of $12,039, or 16 basis points of net sales compared to the prior year primarily related to the Merger Agreement with Tianjin Tianhai and reorganization costs related to our cost reduction actions. Additionally, our operating margin in the second quarter of 2016 benefited from a gain of $3,790, or 5 basis points of net sales, related to a legal settlement.
The decrease in our European operating margin of 75 basis points in the first six months of 2016 compared to the first six months of 2015 reflects higher charges of $12,955, or 25 basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our recent acquisitions and our ongoing reorganization programs compared to the prior year. In addition, the decrease reflects negative leverage experienced as a result of lower revenues and continued strategic investments and costs associated with growing our European mobility, cloud and commerce and fulfillment solutions capabilities in the region.
Our Asia-Pacific operating margin was relatively flat in the first six months of 2016 compared to the first six months of 2015 reflecting a better mix of higher margin business offset by our continued strategic investment in our cloud business in this region.
The decrease in our Latin American operating margin of 43 basis points in the first six months of 2016 compared to the first six months of 2015 reflects higher costs ahead of synergies expected to be recognized from the previously described Latin American acquisitions. The region was also impacted by negative leverage during the first quarter of 2016 in some of the larger countries. Additionally, we increased our level of investment to continue to grow our newly established mobility business in the region.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $51,678 in the first six months of 2016 compared to $62,930 in the first six months of 2015. The decrease was primarily driven by decreases in net interest expense which were driven by reduced borrowings resulting from our working capital improvements compared to the prior year. The year-over-year decrease also reflects a foreign currency exchange gain of $154 recorded in our Pan European purchasing entity in the current year compared to a loss of $4,762 in this entity in the prior year.

Management's Discussion and Analysis Continued

We recorded an income tax provision of $27,624, for an effective tax rate of 32.8%, in the first six months of 2016 compared to $27,872, or an effective tax rate of 75.6%, in the first six months of 2015. The current year provision has a net positive impact of three percentage points driven by a net change in valuation allowances against the deferred tax assets of two of our foreign operating units as well as the release of unrealized tax benefits due to the expiration of statute of limitations in various jurisdictions. The prior year income tax provision includes the net negative impact of 40 percentage points due to a $14,580 increase to the valuation allowance on foreign tax credits, as well as the negative impact related to the intercompany sale of an intangible asset. The additional valuation allowance recognized in 2015 was a result of a decrease in projected foreign source income, primarily lower royalties from foreign affiliates, due to the decision to cancel future deployments of SAP. We currently expect our full year 2016 effective tax rate to be approximately 30%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

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

Management's Discussion and Analysis Continued

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of the second quarter of 2016 was 23 days compared to 21 days at the end of the 2015 fiscal year, 27 days at the end of the second quarter of 2015, and 25 days at the end of the 2014 fiscal year.
The following is a detailed discussion of our cash flows for the first six months of 2016 and 2015.
Operating activities provided net cash of $29,299 in the first six months of 2016 compared to net cash provided of $626,924 in the first six months of 2015. The significantly higher net cash provided from operations in the first six months of 2015 largely reflected the exit of portions of our mobility business in 2015 which accelerated our working capital reductions from the elevated 2014 year-end levels. Our 2016 balances represent a more normalized trend of working capital and typical working capital day increases from year-end, primarily attributed to seasonally slower movement of inventories in the first six months of 2016.
Investing activities used net cash of $190,745 in the first six months of 2016 compared to $150,469 in the first six months of 2015. The cash used by investing activities in the first six months of 2016 was primarily driven by our acquisitions of $173,406 and capital expenditures of $50,476. The use of cash was partially offset by proceeds from the sale of affiliate of $27,847 in the first six months of 2016. The cash used in investing activities in the first six months of 2015 was primarily related to acquisitions of $94,255, and capital expenditures of $56,573.
Financing activities provided net cash of $88,767 in the first six months of 2016 compared to cash used of $389,934 in the first six months of 2015. The net cash provided by financing activities in the first six months of 2016 primarily reflects the net proceeds of our revolving credit and other facilities of $78,969, and the excess tax benefit from stock-based compensation of $8,351. The net cash used by financing activities in the first six months of 2015 primarily reflect net repayments of our revolving credit facilities of $353,784, and the repurchase of common stock for $44,208.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,498,753, of which $1,314,859 was outstanding, at July 2, 2016. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $878,881 and $935,267 at July 2, 2016 and January 2, 2016, respectively, of which $372,945 and $572,296, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of July 2, 2016 and January 2, 2016, we had book overdrafts of $262,601 and $428,628 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.

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
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semiannually in arrears on June 15 and December 15. At July 2, 2016 and January 2, 2016, our senior secured notes due 2024 had a carrying value of $494,743 and $494,432, respectively, net of unamortized discount of $1,482 and $1,569, respectively, and net of unamortized deferred financing costs of $3,775 and $3,999, respectively.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At July 2, 2016 and January 2, 2016, our senior unsecured notes due 2022 had a carrying value of $297,160 and $296,928, respectively, net of unamortized discount of $1,097 and $1,187, respectively, and net of unamortized deferred financing costs of $1,743 and $1,885, respectively.
At July 2, 2016 and January 2, 2016, our senior unsecured notes due 2017 had a carrying value $299,514 and $299,313, respectively, net of unamortized deferred financing costs of $486 and $687, respectively. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018. Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had no borrowings at July 2, 2016 and January 2, 2016 under this North American financing program.
We also have two revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific as follows:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $116,939 at July 2, 2016 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $119,744 at July 2, 2016 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. We had no borrowings at July 2, 2016 or January 2, 2016 under any of these three financing programs.
Our ability to access financing under all of our trade accounts receivable-backed financing programs in North America, Europe and Asia-Pacific, as discussed above, is dependent upon the level of eligible trade accounts receivable as well as continued covenant compliance. We may lose access to all or part of our financing under these programs under certain circumstances, including: (a) a reduction in sales volumes leading to related lower levels of eligible trade accounts receivable; (b) failure to meet certain defined eligibility criteria for the trade accounts receivable, such as receivables remaining assignable and free of liens and dispute or set-off rights; (c) performance of our trade accounts receivable; and/or (d) loss of credit insurance coverage for our European and Asia-Pacific facilities.
At July 2, 2016, our actual aggregate capacity under these programs was approximately $905,874 based on eligible trade accounts receivable available, of which none of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At July 2, 2016, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,580,650.

Management's Discussion and Analysis Continued

We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at July 2, 2016 or January 2, 2016 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At July 2, 2016 and January 2, 2016, letters of credit of $0 and $8,499, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $995,654 at July 2, 2016. Most are on an uncommitted basis and are reviewed periodically for renewal. At July 2, 2016 and January 2, 2016, respectively, we had $223,442 and $134,132 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.3% and 6.8% per annum at July 2, 2016 and January 2, 2016, respectively. At July 2, 2016 and January 2, 2016, letters of credit totaling $77,108 and $54,879, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.
Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At July 2, 2016, we were in compliance with all material covenants or other material requirements in all of our financing facilities.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At July 2, 2016 and January 2, 2016, we had a total of $303,625 and $388,358, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 other than those noted in this “Capital Resources” section.

Share Repurchase Program
In July 2015, our Board of Directors authorized a new three-year, $300,000 share repurchase program, which supplements our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our new $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at July 2, 2016. Pursuant to the Merger Agreement, our share repurchase program has been discontinued effective February 17, 2016.
Other Matters
See Note 13, "Commitments and Contingencies", to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the twenty-six weeks ended July 2, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 2, 2016.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,937 at July 2, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. While we will continue to vigorously pursue administrative and, if applicable, judicial action in defending against this matter, we continue to maintain a reserve for the full tax amount assessed at July 2, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 55,083 ($17,055 at July 2, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,938 at July 2, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009, which was conducted through the course of 2011; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 2,263 ($701 at July 2, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for a total amount of Brazilian Reais 8,100 ($2,508 at July 2, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 290,081 ($89,815 at July 2, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In connection with the due diligence performed during the acquisition of Acâo, we also identified a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($20,806 at July 2, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (1) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($23,594 at July 2, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($2,322 at July 2, 2016 exchange rates), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.
On March 8, 2016, a putative stockholder class action suit captioned Scheiner v. Ingram Micro Inc. et al., 30-2016-00839447-CU-SL-CXC CXC, was filed in the Superior Court in Orange County, California. The complaint names as defendants Ingram Micro, its directors, Tianjin Tianhai and Merger Subsidiary. The complaint asserts that Ingram Micro’s directors breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the merger agreement, by agreeing to supposedly unfair deal protection devices and by allegedly acting in a self-interested manner. The complaint also generally alleges that Tianjin Tianhai, Ingram Micro and Merger Subsidiary aided and abetted such purported breaches of fiduciary duty. The complaint seeks, among other relief, class certification and injunctive relief blocking consummation of the merger. Ingram Micro and the other defendants have not yet responded to the complaint. On May 17, 2016, the plaintiff requested that his California lawsuit be dismissed without prejudice. On May 25, 2016, plaintiff Scheiner refiled essentially the same complaint in Delaware Chancery Court, Scheiner v. Ingram Micro Inc., et al., C.A. No. 12380. Ingram Micro believes this action is without merit.

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
(b) Not applicable
(c) Not applicable
Item 5. Other Information

None.
Item 6. Exhibits

No.	Description
10.1	Second Amendment to the Ingram Micro Inc. 2011 Incentive Plan
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Financial Officer
(Principal Financial Officer)
July 28, 2016

EXHIBIT INDEX

No.	Description
10.1	Second Amendment to the Ingram Micro Inc. 2011 Incentive Plan
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)
31.2	Certification by Principal Financial Officer pursuant to Section 302 of SOX
32.1	Certification pursuant to Section 906 of SOX
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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