Form 10-Q
period 2016-10-01
INGRAM MICRO INC
filed 2016-10-27
CIK 1018003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
  _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The Registrant had 149,704,044 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 1, 2016.

INGRAM MICRO INC.

Part I. Financial Information
Item 1. Financial Statements
INGRAM MICRO INC.
CONSOLIDATED BALANCE SHEET
(In 000s, except par value)
(Unaudited)

	October 1, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$689,076	$935,267
Trade accounts receivable (less allowances of $65,654 and $59,437 at October 1, 2016 and January 2, 2016, respectively)	5,270,505	5,663,754
Inventory	3,839,219	3,457,016
Other current assets	556,152	475,813
Total current assets	10,354,952	10,531,850
Property and equipment, net	384,610	381,414
Goodwill	946,289	843,001
Intangible assets, net	429,035	374,674
Other assets	179,055	169,750
Total assets	$12,293,941	$12,300,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,024,197	$6,353,511
Accrued expenses	639,727	620,501
Short-term debt and current maturities of long-term debt	534,213	134,103
Total current liabilities	7,198,137	7,108,115
Long-term debt, less current maturities	792,576	1,090,702
Other liabilities	162,436	134,086
Total liabilities	8,153,149	8,332,903
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 25,000 shares authorized; no shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 500,000 shares authorized; 196,491 and 195,320 shares issued and 149,704 and 148,362 shares outstanding at October 1, 2016 and January 2, 2016, respectively	1,965	1,954
Class B Common Stock, $0.01 par value, 135,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	1,515,925	1,503,043
Treasury stock, 46,787 and 46,958 shares at October 1, 2016 and January 2, 2016, respectively	(890,059)	(892,925)
Retained earnings	3,648,175	3,513,101
Accumulated other comprehensive loss	(135,214)	(157,387)
Total stockholders’ equity	4,140,792	3,967,786
Total liabilities and stockholders’ equity	$12,293,941	$12,300,689
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF INCOME
(In 000s, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$10,226,826	$10,515,880	$29,686,033	$31,713,584
Cost of sales	9,511,447	9,852,297	27,620,012	29,775,715
Gross profit	715,379	663,583	2,066,021	1,937,869
Operating expenses:
Selling, general and administrative	550,270	510,990	1,673,279	1,526,340
Amortization of intangible assets	20,574	14,206	73,220	47,226
Reorganization costs	7,471	18,958	31,727	29,234
Impairment of internally developed software	—	—	—	115,856
Loss on sale of affiliate	—	—	14,878	—
	578,315	544,154	1,793,104	1,718,656
Income from operations	137,064	119,429	272,917	219,213
Other expense (income):
Interest income	(1,956)	(991)	(5,214)	(2,650)
Interest expense	19,640	18,429	58,264	61,799
Net foreign currency exchange loss	3,728	12,264	12,842	26,540
Other	3,020	313	10,218	7,256
	24,432	30,015	76,110	92,945
Income before income taxes	112,632	89,414	196,807	126,268
Provision for income taxes	34,109	24,492	61,733	52,364
Net income	$78,523	$64,922	$135,074	$73,904
Basic earnings per share	$0.52	$0.43	$0.91	$0.48
Diluted earnings per share	$0.52	$0.42	$0.89	$0.47
Cash dividends paid per common share	—	$0.10	—	$0.10
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In 000s)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$78,523	$64,922	$135,074	$73,904
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,959)	(63,195)	22,173	(128,452)
Other comprehensive income (loss), net of tax	(8,959)	(63,195)	22,173	(128,452)
Comprehensive income (loss)	$69,564	$1,727	$157,247	$(54,548)
See accompanying notes to these consolidated financial statements.

INGRAM MICRO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In 000s)
(Unaudited)

	Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$135,074	$73,904
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	151,374	113,435
Stock-based compensation	29,564	28,291
Excess tax benefit from stock-based compensation	(8,437)	(4,334)
Gain on sale of property and equipment	(1,606)	(272)
Impairment of internally developed software	—	115,856
Loss on sale of affiliate	14,878	—
Noncash charges for interest and bond discount amortization	2,500	2,212
Deferred income taxes	(1,152)	1,553
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	529,205	1,078,501
Inventory	(355,948)	400,880
Other current assets	(63,572)	(107,241)
Accounts payable	(400,839)	(663,616)
Change in book overdrafts	(61,653)	(70,825)
Accrued expenses	(106,288)	(2,463)
Cash (used) provided by operating activities	(136,900)	965,881
Cash flows from investing activities:
Capital expenditures	(80,229)	(99,022)
Sale of marketable securities, net	4,700	5,000
Proceeds from sale of property and equipment	1,237	1,145
Proceeds from sale of affiliate	27,847	—
Acquisitions, net of cash acquired	(173,311)	(100,855)
Cash used by investing activities	(219,756)	(193,732)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,296	10,279
Repurchase of Class A Common Stock	—	(205,608)
Excess tax benefit from stock-based compensation	8,437	4,334
Other consideration for acquisitions	(2,091)	(2,358)
Dividends paid to shareholders	—	(15,196)
Net proceeds from (repayments of) revolving and other credit facilities	87,160	(301,156)
Cash provided (used) by financing activities	96,802	(509,705)
Effect of exchange rate changes on cash and cash equivalents	13,663	(9,904)
Increase (decrease) in cash and cash equivalents	(246,191)	252,540
Cash and cash equivalents, beginning of period	935,267	692,777
Cash and cash equivalents, end of period	$689,076	$945,317
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
The consolidated financial statements include the accounts of Ingram Micro Inc. and its subsidiaries. Unless the context otherwise requires, the use of the terms “Ingram Micro,” “we,” “us” and “our” in these notes to the consolidated financial statements refers to Ingram Micro Inc. and its subsidiaries. These consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of only normal, recurring adjustments) necessary to fairly state our consolidated financial position as of October 1, 2016, our consolidated results of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2016 and October 3, 2015 and our consolidated cash flows for the thirty-nine weeks ended October 1, 2016 and October 3, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation. As permitted under the applicable rules and regulations of the SEC, these consolidated financial statements do not include all disclosures and footnotes normally included with annual consolidated financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2016. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 1, 2016 may not be indicative of the consolidated results of operations that can be expected for the full year.
Book Overdrafts
Book overdrafts of $366,975 and $428,628 as of October 1, 2016 and January 2, 2016, respectively, represent checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet. We typically fund these overdrafts through normal collections of funds or transfers from other bank balances at other financial institutions. Under the terms of our facilities with the banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of October 1, 2016 and January 2, 2016, or any balance on any given date.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 1, 2016 and January 2, 2016, we had a total of $217,857, and $388,358, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Factoring fees of $1,143 and $947 incurred for the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and $4,056 and $3,263 incurred for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively, related to the sale of trade accounts receivable under these facilities are included in “other” in the other expense (income) section of our consolidated statement of income.
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
Loss on the Sale of an Affiliate
In the second quarter of 2016, we sold our AVAD subsidiary for cash proceeds of $27,847 as the niche operations were not deemed core to our current strategies and we believe that our operational focus and capital resources could be more effectively deployed elsewhere. As a result, we recorded a loss on the sale of affiliate of $14,878, which included the write-off of a previously acquired trade name of $12,525. There were no additional impairments to our other intangible assets.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Change in Accounting Principle and Reclassification
During the thirty-nine weeks ended October 1, 2016, we adopted the provisions of Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Additionally, we also adopted ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements and Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting". ASU 2015-15 allows debt issuance costs to be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As a result of the adoption of these ASUs, our consolidated balance sheet as of January 2, 2016 reflects a $6,571 reduction of other long-term assets and long-term debt, respectively, to conform to the current year presentation.

Note 2 – Plan of Merger

On February 17, 2016, we announced that we entered into an agreement and plan of merger (the “Merger Agreement”) with Tianjin Tianhai Investment Company, Ltd. (“Tianjin Tianhai”) a joint stock company existing under the laws of the People’s Republic of China (the “PRC”) and listed on the Shanghai Stock Exchange, and GCL Acquisition, Inc., a Delaware corporation and an indirect subsidiary of Tianjin Tianhai (“Merger Subsidiary”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Ingram Micro Inc. (the “Merger”), with Ingram Micro Inc. surviving as a subsidiary of Tianjin Tianhai. Concurrently with the execution of the Merger Agreement, HNA Group Co., Ltd., a limited company existing under the laws of the PRC (“HNA Group” or the “Guarantor”), an affiliate of Parent and Merger Subsidiary, has executed and delivered a guarantee (the “Guarantee”) in favor of the Company. Pursuant to the Guarantee, the Guarantor has agreed to (i) guarantee Tianjin Tianhai’s obligation to pay the Merger Consideration (as defined below) and any reverse termination fee in accordance with the terms of the Merger Agreement and (ii) assume the rights and obligations under the Merger Agreement in the event that the approval of Tianjin Tianhai’s shareholders is not obtained in accordance with the terms of the Guarantee. On July 29, 2016, Tianjin Tianhai’s shareholders approved the Merger. In connection with the Merger process, the Merger Agreement was presented to and approved by Ingram Micro’s shareholders at a special meeting on June 21, 2016. On August 11, 2016, we announced that the End Date by which the Merger must be completed had been extended to November 13, 2016 pursuant to the Merger Agreement. The transaction is currently under review by the Committee on Foreign Investment in the United States (“CFIUS”). The consummation of the Merger is subject to the satisfaction or permitted waiver of closing conditions set forth in the Merger Agreement and is expected to occur in the fourth quarter of 2016. Upon closing, we will become a part of HNA Group and will operate as a subsidiary of Tianjin Tianhai. We expect to continue to have our headquarters in Irvine, California and expect that our executive management team will remain in place, with Alain Monié continuing to lead as CEO.

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
Consummation of the Merger is subject to customary closing conditions and contains customary representations, warranties and covenants by each party. During the period between the signing of the Merger Agreement and the effective time of the Merger, Ingram Micro is required to operate its business in the ordinary course and consistent with past practice. Under the Merger Agreement, Ingram Micro shall not declare dividends or repurchase shares of its common stock and shall maintain an average of month-end cash and cash equivalents for the three month period prior to the closing in excess of US $424,000. The Merger Agreement also requires that Ingram Micro abide by customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions with third parties regarding alternative acquisition proposals. The Merger Agreement provides that Ingram Micro may not without the consent of Tianjin Tianhai (which consent shall not be unreasonably withheld) incur new debt or make new loans, except for (a) any indebtedness or guarantee incurred in the ordinary course of business consistent with past practice pursuant to Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring programs, (b) any refinancings, renewals or amendments in the ordinary course of business consistent with past practice of Ingram Micro’s existing credit or banking facilities, trade accounts receivable backed financing programs or trade accounts receivable factoring programs, and (c) entering into any long-term committed facilities less than US $100,000.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 3 – Stock Repurchase and Dividends

Dividends Paid to Shareholders

On July 30, 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the thirteen and thirty-nine weeks ended October 3, 2015, we declared a cash dividend of $0.10 per share, totaling $15,196, to stockholders of record as of the close of business on September 1, 2015, which was paid on September 15, 2015. Pursuant to the Merger Agreement, our dividends paid to shareholders have been discontinued effective February 17, 2016.

Share Repurchase Program

In July 2015, our Board of Directors authorized a three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at October 1, 2016. Pursuant to the Merger Agreement, our share repurchase program has been discontinued effective February 17, 2016.
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
Our treasury stock issuance activity for the thirty-nine weeks ended October 1, 2016 is summarized in the table below:

	Shares	Weighted Average Price Per Share	Amount
Cumulative balance of treasury stock at January 2, 2016	46,958	$19.02	$892,925
Issuance of Class A Common Stock	(171)	16.76	(2,866)
Cumulative balance of treasury stock at October 1, 2016	46,787	$19.02	$890,059

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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The computation of Basic and Diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$78,523	$64,922	$135,074	$73,904
Weighted average shares	149,677	152,203	148,999	154,955
Basic EPS	$0.52	$0.43	$0.91	$0.48
Weighted average shares, including the dilutive effect of stock-based awards (2,241 and 2,539 for the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and 2,837 and 3,061 for the thirty-nine weeks ended October 1, 2016, and October 3, 2015, respectively)	151,918	154,742	151,836	158,016
Diluted EPS	$0.52	$0.42	$0.89	$0.47

There were 0 and 2,869 stock-based awards for the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and 3 and 2,444 stock based awards for the thirty-nine weeks ended October 1, 2016, and October 3, 2015, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Class A Common Stock during the respective periods, thereby having an antidilutive effect.

Note 5 – Stock-Based Compensation
We currently have a single stock incentive plan, the 2011 Incentive Plan, amended during the second quarter of 2013, and again in the second quarter of 2016, for the granting of equity and cash-settled incentive awards. During the second quarter of 2016, our stockholders approved a second amendment of the 2011 Incentive Plan, which increased the number of shares that we may issue by 10,000. The authorized pool of shares available for grant is a fungible pool. The authorized share limit is reduced by one share for every share subject to a stock option or stock appreciation right granted and 2.37 shares for every share granted after June 8, 2011 (2.29 shares after June 7, 2013) under any award other than an option or stock appreciation right for awards. We grant time- and/or performance-vested restricted stock and/or restricted stock units, in addition to stock options, to key employees and members of our Board of Directors. The performance measures for vesting of restricted stock and restricted stock units for grants to management for the periods presented are based on earnings growth, return on invested capital, total shareholder return, income from operations as a percent of revenue and income before tax. As of October 1, 2016, approximately 20,468 shares were available for grant under the 2011 Incentive Plan, taking into account granted options, time-vested restricted stock units/awards and performance-vested restricted stock units assuming maximum achievement.
Equity Awards
Equity awards granted under the 2011 Incentive Plan were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Stock options granted	—	—	5	839
Restricted stock and restricted stock units granted	24	48	517	1,395

Stock-based compensation expense	$7,840	$10,762	$27,137	$28,291
Related income tax benefit	$2,613	$3,252	$9,058	$9,065

Exercised stock options	—	197	162	567
Vested restricted stock and/or restricted stock units (a)	78	47	1,877	1,455

(a)
Includes 13 and 0 shares, for the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and 425 and 1,015 shares, for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively, which were issued based on performance-based grants previously approved by the Human Resources Committee of the Board of Directors. The remainder of the shares are time-based grants.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Cash Awards
On June 1, 2016, we granted 24,569 cash awards of which 12,285 and 12,284 are time-vested and performance-vested, respectively. Our time-vested cash awards vest over a time period of 3 years, and the performance-vested cash awards vest upon the achievement of a certain performance measure over a time period of 3 years. The performance measure for the cash awards for grants to management is based on earnings growth. Cash awards differ from the Company’s other awards in that no shares will be issued and cumulative compensation expense is recognized as a liability rather than equity. For cash awards, total compensation costs is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement. As of October 1, 2016, the unrecognized compensation costs related to the cash awards was $18,631. We expect this cost to be recognized over a remaining weighted-average period of approximately 2.7 years. Cash awards granted under the 2011 Incentive Plan were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Cash awards granted	1,973	—	26,542	—

Compensation expense-cash awards	$1,816	$—	$2,427	$—
Note 6 – Derivative Financial Instruments
We use foreign currency forward contracts that are not designated as hedges primarily to manage currency risk associated with foreign currency-denominated trade accounts receivable, accounts payable and intercompany loans.
The notional amounts and fair values of derivative instruments in our consolidated balance sheet were as follows:

	Notional Amounts (1)		Fair Value
	October 1, 2016	January 2, 2016	October 1, 2016	January 2, 2016
Derivatives not receiving hedge accounting treatment recorded in:
Other current assets
Foreign exchange contracts	$846,316	$1,669,296	$3,967	$54,133
Accrued expenses
Foreign exchange contracts	1,185,572	618,961	(6,841)	(8,217)
Total	$2,031,888	$2,288,257	$(2,874)	$45,916

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

The amount recognized in earnings from our derivative instruments not receiving hedge accounting treatment, including ineffectiveness, is recorded in net foreign exchange gain (loss) as follows and was largely offset by the change in fair value of the underlying hedged assets or liabilities:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net gain (loss) recognized in earnings	$(7,505)	$(7,037)	$(33,657)	$84,857

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
As of October 1, 2016, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	October 1, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$203,993	$203,993	$—	$—
Marketable trading securities (a)	49,458	49,458	—	—
Derivative assets	3,967	—	3,967	—
Total assets at fair value	$257,418	$253,451	$3,967	$—

Liabilities:
Derivative liabilities	$6,841	$—	$6,841	$—
Contingent consideration	28,903	—	—	28,903
Total liabilities at fair value	$35,744	$—	$6,841	$28,903

(a)	Included in other current assets in our consolidated balance sheet.

As of January 2, 2016, our assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	January 2, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents, consisting primarily of money market accounts and short-term certificates of deposit	$201,051	$201,051	$—	$—
Marketable trading securities (a)	51,720	51,720	—	—
Derivative assets	54,133	—	54,133	—
Total assets at fair value	$306,904	$252,771	$54,133	$—

Liabilities:
Derivative liabilities	$8,217	$—	$8,217	$—
Contingent consideration	3,371	—	—	3,371
Total liabilities at fair value	$11,588	$—	$8,217	$3,371

(a)	Included in other current assets in our consolidated balance sheet.

The fair value of the cash equivalents approximated cost and the change in the fair value of the marketable trading securities was recognized in the consolidated statement of income to reflect these investments at fair value.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Our senior unsecured notes due in 2024, 2022 and 2017 are stated at amortized cost, and their respective fair values were determined based on Level 2 criteria. The fair values and carrying values of these notes are shown in the tables below:

	October 1, 2016
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$309,358	$—	$309,358	$—	$299,615
Senior unsecured notes, 5.00% due 2022	309,234	—	309,234	—	297,276
Senior unsecured notes, 4.95% due 2024	502,837	—	502,837	—	494,898
	$1,121,429	$—	$1,121,429	$—	$1,091,789

	January 2, 2016
	Fair Value
	Total	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Senior unsecured notes, 5.25% due 2017	$313,039	$—	$313,039	$—	$299,313
Senior unsecured notes, 5.00% due 2022	301,867	—	301,867	—	296,928
Senior unsecured notes, 4.95% due 2024	501,515	—	501,515	—	494,432
	$1,116,421	$—	$1,116,421	$—	$1,090,673

Note 8 – Acquisitions, Goodwill and Intangible Assets

During the second quarter of 2016, we completed three strategic acquisitions, RRC Poland Spolka Z.o.o ("RRC"), Discan Limited ("Comms-care") and Ensim Corporation ("Ensim"), in Central and Eastern Europe, the United Kingdom and Ireland and the United States, respectively, for cash aggregating $112,431, net of cash acquired, estimated future earn-out of $10,630 and a hold-back of $3,629. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $127,828 to goodwill, and $5,700 to identifiable intangible assets. The identifiable intangible assets primarily consist of customer relationships, developed technology and a trade name with estimated useful lives that range from three to twelve years. The goodwill recognized in connection with these acquisitions is primarily attributable to the assembled workforce and the enhancement of our distribution and cloud business in Europe and North America.

During the first quarter of 2016, we completed three strategic acquisitions, Dupaco Holdings B.V. ("Dupaco"), Connector Systems Holdings Limited and Connector Systems Holdings Pty Limited ("Connector Systems") and NetXUSA, Inc. ("NetXUSA"), in the Netherlands, Australia and New Zealand and the United States, respectively, for cash aggregating to $66,284, net of cash acquired, and estimated future earn-outs of $17,159. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $53,608 to identifiable intangible assets, and $17,146 to goodwill. The identifiable intangible assets primarily consist of customer relationships, developed technology, backlog, and trade name with estimated useful lives that range from one to twelve years. The goodwill recognized in connection with these acquisitions is primarily attributable to the assembled workforce and the enhancement of our distribution business in North America, Australia, New Zealand and Europe.

During the fourth quarter of 2015, we acquired the assets of Odin Service Automation from Parallels Holdings Ltd. ("Odin"), for a cash payment of $163,906, net of cash acquired, which will enhance our cloud management platform technologies. The major classes of assets and liabilities to which we preliminarily allocated the excess purchase price were $65,240 to identifiable intangible assets and $109,768 to goodwill. The identifiable intangible assets primarily consist of customer relationships, trade name and developed technology with estimated useful lives that range from three to six years. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of our cloud strategy. During the thirty-nine weeks ended October 1, 2016, we updated our preliminary purchase price allocation and received cash of $2,951 and recorded $66,138 to identifiable intangible assets and $109,013 to goodwill.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

During the fourth quarter of 2015, we acquired all the outstanding shares of Grupo Acâo ("Acâo"), a Latin American leading provider of value-add IT solutions, for a cash payment of $68,654, net of cash acquired. The major class of assets and liabilities to which we preliminarily allocated the excess purchase price was $58,043 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of value-add IT solutions to our distribution business in Latin America. During the thirty-nine weeks ended October 1, 2016, we made additional cash payments of $1,336 and updated our preliminary purchase price allocation and recorded $26,200 to intangible assets and $38,393 to goodwill. The identifiable intangible assets primarily consist of customer relationships and a non-compete agreement with estimated useful lives that range from four to eleven years.

During 2015, we acquired all the outstanding shares of DocData, for a cash payment of $144,752, net of cash acquired. DocData is a European provider of order fulfillment, returns logistics and on-line payment services that also provides commerce solutions to major retailers, brands and promising start-ups. The major class of assets and liabilities to which we preliminarily allocated the excess purchase price was $133,538 to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the assembled workforce and the enhancement of our commerce and fulfillment services business. During the thirty-nine weeks ended October 1, 2016, we updated our preliminary purchase price allocation and recorded $42,552 to intangible assets and $103,244 to goodwill. The identifiable intangible assets primarily consist of customer relationships and software with estimated useful lives that range from three to ten years.

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

Finite-lived identifiable intangible assets are amortized over their remaining estimated lives ranging up to 13 years with the predominant amounts having lives of 2 to 12 years. The gross and net carrying amounts of finite-lived identifiable intangible assets are as follows:

	October 1, 2016	January 2, 2016
Gross carrying amount of finite-lived intangible assets	$650,716	$537,308
Net carrying amount of finite-lived intangible assets	$429,035	$374,674
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

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 9 – Reorganization Costs
Reorganization Actions
On February 13, 2014, we announced a plan to proceed with a global organizational effectiveness program that involved aligning and leveraging our infrastructure globally with our evolving businesses, opportunities and resources, and de-layering and simplifying the organization. On May 4, 2015, we announced our intention to take certain global actions to further streamline our cost structure.
In addition, during the second quarter of 2016 we implemented additional actions to further align our cost structure in certain markets, primarily in Europe. During the thirteen and thirty-nine weeks ended October 1, 2016 we incurred one-time reorganization costs of $7,471 and $14,618, respectively, related to the 2016 actions. We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.
As a result of these actions, we recognized total net reorganization charges of $7,471 and $18,958, net of adjustments, during the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, which primarily related to employee termination benefits of $6,725 and $18,139, respectively. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, we recognized net reorganization charges of $31,727 and $29,234, respectively, which primarily related to employee termination benefits of $32,453 and $29,816, respectively.
A summary of the reorganization and expense-reduction program costs incurred in the thirteen weeks ended October 1, 2016 and October 3, 2015, are as follows:

	Reorganization Costs
	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirteen weeks ended October 1, 2016
North America		$2,510	$61	$2,571	$628	$3,199
Europe		3,275	(66)	3,209	33	3,242
Asia-Pacific		—	—	—	—	—
Latin America		940	7	947	83	1,030
Total	205	$6,725	$2	$6,727	$744	$7,471

Thirteen weeks ended October 3, 2015
North America		$8,631	$—	$8,631	$(250)	$8,381
Europe		5,663	1,186	6,849	(117)	6,732
Asia-Pacific		3,315	—	3,315	—	3,315
Latin America		530	—	530	—	530
Total	497	$18,139	$1,186	$19,325	$(367)	$18,958

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

A summary of the reorganization and expense-reduction program costs incurred in the thirty-nine weeks ended October 1, 2016 and October 3, 2015, are as follows:

	Headcount Reduction	Employee Termination Benefits	Facility and Other Costs	Total Reorganization Costs	Adjustments to Prior Year Costs	Total Costs

Thirty-nine Weeks Ended October 1, 2016
North America		$7,692	$740	$8,432	$(1,155)	$7,277
Europe		21,603	1,045	22,648	(1,594)	21,054
Asia-Pacific		1,153	215	1,368	(429)	939
Latin America		2,005	461	2,466	(9)	2,457
Total	676	$32,453	$2,461	$34,914	$(3,187)	$31,727

Thirty-nine Weeks Ended October 3, 2015
North America		$13,248	$56	$13,304	$(1,212)	$12,092
Europe		11,891	1,946	13,837	(1,836)	12,001
Asia-Pacific		3,984	—	3,984	—	3,984
Latin America		693	464	1,157	—	1,157
Total	568	$29,816	$2,466	$32,282	$(3,048)	$29,234
The remaining liabilities and 2016 activities associated with the aforementioned actions are summarized in the table below:

	Reorganization Liability
	Remaining Liability at January 2, 2016	Expenses, Net		Amounts Paid and Charged Against the Liability	Foreign Currency Translation	Remaining Liability at October 1, 2016 (a)
Reorganization actions
Employee termination benefits	$15,429	$31,247	(b)	$(29,724)	$—	$16,952
Facility and other costs	804	480	(c)	(967)		317
	$16,233	$31,727		$(30,691)	$—	$17,269

(a)	We expect the remaining liabilities to be substantially utilized by the end of 2016.

(b)
Adjustments reflected in the table above include reductions of $1,206 to 2015 and 2014 reorganization plan liabilities recorded in the prior year in North America, Europe and Latin America for lower than expected employee termination benefits.

(c)
Adjustments reflected in the table above include a reduction of $1,981 to reorganization liabilities recorded in the prior year in Asia-Pacific and Europe for lower than expected facility and other costs, respectively.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Note 10 – Debt
The carrying value of our outstanding debt consists of the following:

	October 1, 2016	January 2, 2016
Senior unsecured notes, 4.95% due 2024, net of unamortized discount of $1,438 and $1,569, respectively, and net of unamortized deferred financing costs of $3,664 and $3,999, respectively.	$494,898	$494,432
Senior unsecured notes, 5.00% due 2022, net of unamortized discount of $1,052 and $1,187, respectively, and net of unamortized deferred financing costs of $1,672 and $1,885, respectively.	297,276	296,928
Senior unsecured notes, 5.25% due September 2017, net of unamortized deferred financing costs of $385 and $687, respectively.	299,615	299,313
Lines of credit and other debt	235,000	134,132
	1,326,789	1,224,805
Short-term debt and current maturities of long-term debt	(534,213)	(134,103)
	$792,576	$1,090,702

See Note 15, "Subsequent Events" for details of the recent amendments to our revolving senior unsecured credit facility, trade accounts receivable-backed financing program in North America and our senior unsecured notes due in 2017, 2022 and 2024.

Note 11 – Income Taxes

Our effective tax rate for the thirteen weeks ended October 1, 2016 was 30.3% compared to 27.4% for the thirteen weeks ended October 3, 2015. For the thirty-nine weeks ended October 1, 2016 and October 3, 2015, our effective tax rate was 31.4% and 41.5%, respectively. Under U.S. accounting rules for income taxes, quarterly effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of deferred tax assets.
The thirteen weeks ended October 1, 2016 included net discrete benefits of approximately $1,088, or 1.0 percentage point of the effective tax rate, primarily related to an increase in income tax credits claimed for prior years. The thirteen weeks ended October 3, 2015 included net discrete benefits of approximately $1,945, or 2.2 percentage points of the effective tax rate, primarily related to the release of unrealized tax benefits due to expiration of statute of limitations in various jurisdictions.
The thirty-nine weeks ended October 1, 2016 included net discrete benefits of approximately $3,485, or 1.8 percentage points of the effective tax rate, primarily driven by a net change in valuation allowances against the deferred tax assets of two of our foreign operating units as well as an increase in income tax credits claimed for prior years and the release of unrealized tax benefits due to the expiration of statute of limitations in various jurisdictions. The thirty-nine weeks ended October 3, 2015 included net discrete expenses of approximately $9,580, or (7.6) percentage points of the effective tax rate, primarily related to discrete expense of $14,580 due to an increase to the valuation allowance on foreign tax credits, partially offset by net discrete benefit of $5,000 primarily driven by the release of unrealized tax benefits due to the expiration of the statute of limitations in various jurisdictions.
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
At October 1, 2016, we had gross unrecognized tax benefits of $26,520 compared to $23,445 at January 2, 2016, representing a net increase of $3,075 during the thirty-nine weeks ended October 1, 2016. Substantially all of the gross unrecognized tax benefits, if recognized, would impact our effective tax rate in the period of recognition.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits identified above, the interest and penalties recorded to date by us totaled $6,738 and $6,652 at October 1, 2016 and January 2, 2016, respectively.

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
Geographic areas in which we operated our reporting segments during 2016 include North America (the United States and Canada), Europe (Albania, Austria, Belgium, Croatia, Czech Republic, Denmark, France, Finland, Germany, Hungary, Ireland, Italy, Macedonia, the Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovenia, Slovakia, Spain, Sweden, Switzerland and the United Kingdom), Asia-Pacific (Australia, the People’s Republic of China including Hong Kong, Egypt, India, Indonesia, Israel, Lebanon, Malaysia, Morocco, New Zealand, Pakistan, Saudi Arabia, Singapore, South Africa, Thailand, Turkey, and United Arab Emirates), and Latin America (Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Peru, Uruguay and our Latin American export operations in Miami).
We do not allocate stock-based compensation recognized to our operating segments; therefore, we are reporting this as a separate amount (See Note 5, "Stock-Based Compensation"). Additionally, we did not allocate the loss on the sale of affiliate and the impairment of internally developed software to our operating segments; therefore they have been presented separately.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Financial information by reporting segment is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales
North America	$4,522,053	$4,477,097	$12,837,687	$13,537,238
Europe	2,748,167	2,928,507	8,189,583	8,857,752
Asia-Pacific	2,318,185	2,528,116	6,769,671	7,553,865
Latin America	638,421	582,160	1,889,092	1,764,729
Total	$10,226,826	$10,515,880	$29,686,033	$31,713,584
Income (loss) from operations
North America	$91,686	$88,742	$219,058	$223,596
Europe	2,470	2,577	(21,225)	20,913
Asia-Pacific	41,003	31,816	94,931	94,358
Latin America	11,561	7,056	24,595	24,493
Stock-based compensation expense	(9,656)	(10,762)	(29,564)	(28,291)
Impairment of internally developed software	—	—	—	(115,856)
Loss on sale of affiliate	—	—	(14,878)	—
Total	$137,064	$119,429	$272,917	$219,213
Capital expenditures
North America	$13,383	$35,121	$43,869	$77,315
Europe	13,242	3,862	18,495	11,514
Asia-Pacific	2,335	2,958	10,136	8,409
Latin America	793	508	7,729	1,784
Total	$29,753	$42,449	$80,229	$99,022
Depreciation
North America	$17,314	$16,455	$51,998	$47,969
Europe	5,069	3,082	15,044	8,630
Asia-Pacific	3,037	2,744	8,646	8,182
Latin America	1,062	449	2,466	1,428
Total	$26,482	$22,730	$78,154	$66,209
Amortization of intangible assets
North America	$10,190	$8,115	$35,854	$28,847
Europe	8,650	3,167	28,012	11,306
Asia-Pacific	1,839	1,997	5,765	5,743
Latin America	(105)	927	3,589	1,330
Total	$20,574	$14,206	$73,220	$47,226

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

The integration, transition and other costs included in income from operations by reporting segment are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Integration, transition and other costs (a)
North America	$8,542	$5,901	$34,651	$16,545
Europe	2,419	5,749	5,683	8,601
Asia-Pacific	—	3,674	243	5,311
Latin America	530	729	1,787	2,356
Total	$11,491	$16,053	$42,364	$32,813
(a) Costs are primarily related to (i) professional, consulting and integration costs associated with our acquisitions and impending merger, (ii) consulting, retention and transition costs associated with our reorganization programs charged to selling, general and administrative, or SG&A, expenses, (iii) a gain of $3,790 related to the final settlement of a class action lawsuit, which was recorded as a reduction of SG&A expenses in North America in the second quarter of 2016, and (iv) a charge of $4,736 for an estimated settlement of employee related taxes assessed in Europe recorded in the third quarter of 2015.
Our reorganization costs by reportable segment are disclosed within Note 9, "Reorganization Costs".

	As of
	October 1, 2016	January 2, 2016
Identifiable assets
North America	$5,482,101	$5,243,878
Europe	3,281,714	3,547,495
Asia-Pacific	2,563,742	2,476,243
Latin America	966,384	1,033,073
Total	$12,293,941	$12,300,689
Long-lived assets
North America	$419,497	$427,180
Europe	272,252	234,672
Asia-Pacific	72,065	71,602
Latin America	49,831	22,634
Total	$813,645	$756,088

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

Net sales and long-lived assets for the United States, which is our country of domicile, are as follows:

	Thirteen Weeks Ended
	October 1, 2016		October 3, 2015
Net sales:
United States	$4,241,103	41%	$4,183,568	40%
Outside of the United States	5,985,723	59	6,332,312	60
Total	$10,226,826	100%	$10,515,880	100%

	Thirty-nine Weeks Ended
	October 1, 2016		October 3, 2015
Net sales:
United States	$12,021,269	40%	$12,611,394	40%
Outside of the United States	17,664,764	60	19,102,190	60
Total	$29,686,033	100%	$31,713,584	100%

			As of
			October 1, 2016	January 2, 2016
Long-lived assets:
United States			$406,179	$406,195
Outside of the United States			407,466	349,893
Total			$813,645	$756,088

Note 13 – Commitments and Contingencies
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,917 at October 1, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. After exhausting remedies at the administrative level we plan to vigorously challenge the assessment in court, which may require us to post collateral for the amount in dispute. We continue to maintain a reserve for the full tax amount assessed at October 1, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 55,083 ($16,968 at October 1, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,912 at October 1, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 2,263 ($697 at October 1, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for a total amount of Brazilian Reais 8,100 ($2,495 at October 1, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 298,330 ($91,901 at October 1, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

In connection with the due diligence performed during the acquisition of Acâo, we also identified a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($20,701 at October 1, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (1) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($23,475 at October 1, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($2,310 at October 1, 2016 exchange rates), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.
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
We have guarantees to third parties that provide financing to a limited number of our customers. Net sales under these arrangements accounted for less than one percent of our consolidated net sales for each of the periods presented. The guarantees require us to reimburse the third party for defaults by these customers up to an aggregate of $6,873. The fair value of these guarantees has been recognized as cost of sales to these customers and is included in accrued expenses.

Note 14 - New Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15,"Statement of Cash Flows- (Topic 230): Classification of Certain Cash Receipts and Cash Payments" related to the classification of certain cash receipts and cash payments on the statement of cash flows. The amendments in this update provide clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate and bank-owned life insurance policies. The amendments in this update are effective for periods beginning after December 15, 2017. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements and evaluating our potential adoption method.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.
In May 2014, the FASB issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services. During the second quarter of 2016, the FASB issued updates to the new revenue standard that are intended to address and simplify implementation issues for the following topics: (i) collectability, (ii) noncash consideration, (iii) presentation of sales taxes, (iv) completed contracts, (v) identifying performance obligations, (vi) licensing, and (vii) transition for contracts modified prior to adopting the new standard. The accounting standard and related updates are effective for us in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use. Early adoption is permitted in the first quarter of fiscal year 2017. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements and evaluating our potential adoption method.

Note 15 - Subsequent Events
On October 19, 2016, we entered into an amendment and waiver to our revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020 (“Amendment No. 3”). The effectiveness of Amendment No. 3 is subject to the consummation of the Merger contemplated by the Merger Agreement with Tianjin Tianhai, in addition to other customary closing conditions. Amendment No. 3 provides that, among other things, (i) the Lenders party to Amendment No. 3 waive prepayment of their loans as a result of the consummation of the Merger and agree to continue as Lenders with aggregate commitments reduced from $1,500,000 to $1,050,000, (ii) our ability to make payments to our direct or indirect shareholders following consummation of the Merger will be further limited, including under amendments to the Restricted Payments provisions of the credit facility and (iii) the amendment or addition of certain financial covenants of this revolving senior unsecured credit facility.

On October 21, 2016, we entered into an amendment to our revolving trade accounts receivable-backed financing program in North America (“Omnibus Amendment No. 4”). The effectiveness of Omnibus Amendment No. 4 is subject to the consummation of the Merger contemplated by the Merger Agreement with Tianjin Tianhai, in addition to other customary closing conditions. Pursuant to Omnibus Amendment No. 4, the purchasers under this program waive any termination event existing as a result of the consummation of the Merger. In addition, Omnibus Amendment No. 4 amends or adds certain financial covenants applicable to this program.

INGRAM MICRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In 000s, except per share data)

On October 21, 2016, we entered into supplemental indentures (the “Supplemental Indentures”) to the original indentures (the “Original Indentures”) with respect to our senior unsecured notes due 2017, senior unsecured notes due 2022 and our senior unsecured notes due 2024, each between us and Deutsche Bank Trust Company Americas, as trustee. The effectiveness of each Supplemental Indenture is subject to the consummation of the Merger contemplated by the Merger Agreement with Tianjin Tianhai, in addition to other customary closing conditions. The Supplemental Indentures amend the Original Indentures to, among other things, limit our ability to make payments to our direct or indirect shareholders following consummation of the Merger, substantially consistent with our revolving senior unsecured credit facility.

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

Pending Acquisition by Tianjin Tianhai

On February 17, 2016, we announced that we entered into the Merger Agreement with Tianjin Tianhai and Merger Subsidiary, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Ingram Micro Inc., with Ingram Micro Inc. surviving as a subsidiary of Tianjin Tianhai. On August 11, 2016, we announced that the End Date by which the Merger must be completed had been extended to November 13, 2016 pursuant to the Merger Agreement. The transaction is currently under review by CFIUS. The consummation of the Merger is subject to the satisfaction or permitted waiver of closing conditions set forth in the Merger Agreement and is expected to occur in the fourth quarter of 2016.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of our Class A common stock (other than shares held by us (other than shares in our employee plans) or owned by Tianjin Tianhai or any of its subsidiaries, or held by any of our subsidiaries, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive $38.90 in cash, without interest. For additional information regarding the pending acquisition, see (i) Part I, Item 1, “Note 2-Plan of Merger”, (ii) the Merger Agreement filed as Exhibit 2.1 to our current report on Form 8-K filed on February 17, 2016, (iii) the Guarantee filed as Exhibit 10.1 to our current report on Form 8-K filed on February 17, 2016, (iv) Part II, Item 1, "Legal Proceedings" and (v) our current report on Form 8-K filed on August 11, 2016.

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
We sell finished products purchased from many vendors but generated approximately 12%, 11% and 10% of our consolidated net sales for the thirteen weeks ended October 1, 2016 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, Apple Inc. and Cisco Systems, Inc., respectively. We generated approximately 14%, 12% and 10% of our consolidated net sales for the thirteen weeks ended October 3, 2015 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, Apple Inc. and Cisco Systems, Inc., respectively.
For the thirty-nine weeks ended October 1, 2016, we generated approximately 13%, 11% and 10% of our consolidated net sales from products purchased from HP Inc. and Hewlett-Packard Enterprise combined, Apple Inc. and Cisco Systems, Inc., respectively. We generated approximately 15%, and 12% of our consolidated net sales for the thirty-nine weeks ended October 3, 2015 from products purchased from HP Inc. and Hewlett-Packard Enterprise combined and Apple Inc., respectively.
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

The 2014 Program is complete and has generated in excess of $80,000 in annual cost savings compared to the 2013 fiscal year. We incurred reorganization as well as transition and other related costs aggregating $11,920 for the thirty-nine weeks ended October 3, 2015, which includes $6,015 related to employee termination benefits associated with this program and $5,906 of transition and integration costs.

In May 2015, we announced our intention to take additional actions globally to further streamline our cost structure. These actions are expected to result in annualized savings of approximately $100,000 while one-time costs associated with these actions were expected to be between $50,000 to $60,000. We achieved the full annualized run rate of approximately $100,000 during the second quarter of 2016. During the thirty-nine weeks ended October 1, 2016, we recognized $18,240 of reorganization as well as transition and other related costs, which includes $16,707 related to employee termination benefits, $1,130 of transition and integration costs and $403 of facility costs.  We have recognized approximately $54,000 of life-to-date reorganization as well as transition and other related costs with respect to this program.
In addition, during the second quarter of 2016 we implemented additional actions to further align our cost structure in certain markets, primarily in Europe. During the thirteen weeks ended October 1, 2016, we recognized $8,740 of reorganization as well as transition and other related costs, which primarily includes $7,471 related to employee termination benefits and $1,269 of transition and integration costs. During the thirty-nine weeks ended October 1, 2016, we recognized $16,812 of reorganization as well as transition and other related costs, which primarily includes $14,583 related to employee termination benefits and $2,194 of transition and integration costs. We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.

Share Repurchase Program

In July 2015, our Board of Directors authorized a three-year, $300,000 share repurchase program, which supplemented our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at October 1, 2016. Under our share repurchase programs, we repurchased 6,363 and 8,032 shares of Class A Common Stock, respectively, for consideration of $161,399 and $205,608, respectively, during the thirteen and thirty-nine weeks ended October 3, 2015. We have discontinued this program due to the Merger Agreement with Tianjin Tianhai. In the event that the merger is not consummated for any reason, resumption of the share repurchase program will be at the discretion of the Board of Directors.

Dividends Paid to Shareholders

During the third quarter of 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy, as well as authorization of a new three-year, $300,000 share repurchase program. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the thirteen weeks ended October 3, 2015, we declared and paid a cash dividend of $0.10 per share, totaling $15,196. We have discontinued these dividends paid to shareholders due to the Merger Agreement with Tianjin Tianhai.

Results of Operations for the Thirteen Weeks Ended October 1, 2016 Compared to the Thirteen Weeks Ended October 3, 2015

	Thirteen Weeks Ended				Change - Increase (Decrease)
	October 1, 2016		October 3, 2015		Amount	Percentage
Net sales by reporting segment
North America	$4,522,053	44%	$4,477,097	43%	$44,956	1.0%
Europe	2,748,167	27	2,928,507	28	(180,340)	(6.2)
Asia-Pacific	2,318,185	23	2,528,116	24	(209,931)	(8.3)
Latin America	638,421	6	582,160	5	56,261	9.7
Total	$10,226,826	100%	$10,515,880	100%	$(289,054)	(2.7)%

	Thirteen Weeks Ended				Change - Increase (Decrease)
	October 1, 2016		October 3, 2015		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$91,686	2.03%	$88,742	1.98%	$2,944	0.05%
Europe	2,470	0.09	2,577	0.09	(107)	—
Asia-Pacific	41,003	1.77	31,816	1.26	9,187	0.51
Latin America	11,561	1.81	7,056	1.21	4,505	0.60
Stock-based compensation expense	(9,656)	—	(10,762)	—	1,106	—
Total	$137,064	1.34%	$119,429	1.14%	$17,635	0.20%

	Thirteen Weeks Ended
	October 1, 2016	October 3, 2015
Net sales	100.00%	100.00%
Cost of sales	93.00	93.69
Gross profit	7.00	6.31
Operating expenses:
Selling, general and administrative	5.38	4.86
Amortization of intangible assets	0.20	0.14
Reorganization costs	0.07	0.18
Income from operations	1.34	1.14
Other expense, net	0.24	0.29
Income before income taxes	1.10	0.85
Provision for income taxes	0.33	0.23
Net income	0.77%	0.62%

The 2.7% decrease in our consolidated net sales for the thirteen weeks ended October 1, 2016, or third quarter of 2016, compared to the thirteen weeks ended October 3, 2015, or third quarter of 2015, partially reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately one percentage point. Our revenue decline in local currencies reflects declines in Europe and Asia-Pacific, partially offset by growth in North America and Latin America. Our acquisitions contributed approximately two percentage points of growth. Our decline in Europe was impacted by changes in contract terms for some of our high volume European distribution business, which led to recognizing the revenue on a net basis versus a gross basis resulting in a reduction of approximately one percentage point of consolidated net sales but with no impact on gross profit.
The 1.0% increase in North American net sales in the third quarter of 2016 compared to the third quarter of 2015 includes growth in our core distribution business, including strong demand for consumer electronics, notebooks and tablets. We saw modest growth in our mobility distribution business primarily due to increased smartphone sales. These increases more than offset declines in advanced solutions, particularly in networking and server categories, as well as the sale of AVAD, which had a negative impact of approximately two percentage points of North American net sales. We continue to gain traction in cloud and commerce and fulfillment solutions, although from a small base currently.
The 6.2% decrease in European net sales includes the translation impact of stronger foreign currencies relative to the U.S. dollar, which had a negative impact on net sales of approximately two percentage points. We also negotiated favorable changes in contract terms for some of our high volume European distribution business, which led to recognizing the associated revenue on a net basis versus a gross basis resulting in a reduction of approximately four percentage points on our European net sales in the third quarter of 2016, but no impact on gross profit. Our acquisitions in Europe contributed approximately five percentage points of growth. Overall the region was additionally impacted by the sales decline in Germany mainly in consumer products, but was partially offset by revenue growth on a currency neutral basis in Benelux (Belgium, Netherlands, and Luxembourg), the United Kingdom and Italy.
The 8.3% decrease in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. China revenues declined as consumer demand remained slow, led by weakness in smartphones, tablets and networking solutions. In Singapore, revenues declined driven by a significant decrease in mobility sales, as well as reduced demand for consumer products, particularly desktops and notebooks. The decreases were slightly offset by growth in New Zealand driven by increased demand in notebooks and tablets.
The 9.7% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately three percentage points. Our acquisition of Grupo Acâo contributed a total of approximately nine percentage points of growth. Miami export experienced solid growth primarily driven by PC sales. This growth was partially offset by declines in Mexico, particularly in consumer products, as well as declines in Brazil related to decreased volume in commercial and consumer printers and PC's.
Gross profit increased by $51,796, or 7.8%, in the third quarter of 2016 compared to the third quarter of 2015 and gross margin improved 69 basis points, driven by the benefit of our acquisition of higher margin businesses, including DocData and Grupo Acâo amongst others, which added 27 basis points. Additionally, the benefit of the net revenue recognition treatment as a result of the negotiated favorable contract terms for some of our high volume European distribution business noted above increased margin by approximately eight basis points. Gross margin also benefited from a greater mix of higher margin sales, including solid growth in our commerce and fulfillment and cloud businesses, as well as a decline in lower margin smartphone and other consumer product sales.
Total selling, general and administrative expenses, or SG&A expenses, increased $39,280, or 7.7%, in the third quarter of 2016 compared to the third quarter of 2015. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $35,000, costs associated with growth in our cloud and commerce and fulfillment businesses, and further organic investment in higher value businesses. These costs were partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $3,000 and savings from the implementation of our reorganizational programs.
Amortization of intangible assets increased $6,368, or 44.8%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to our recent acquisitions.

During the third quarters of 2016 and 2015, we incurred net reorganization costs of $7,471 and $18,958, respectively. 2016 costs primarily related to employee termination benefits incurred as we implemented additional actions to further align our cost structure in certain markets, primarily in Europe. The costs incurred during the third quarter of 2015 were primarily related to employee termination benefits incurred in connection with our 2015 Program (See also Note 9, "Reorganization Costs," to our consolidated financial statements). We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.
Operating margin in the third quarter of 2016 increased 20 basis points compared to the third quarter of 2015, primarily driven by lower reorganization, integration, transition and acquisition-related charges of $16,049, or 15 basis points of net sales compared to the prior year, as well as the greater mix of higher margin advanced and specialty solutions.
The increase in our North American operating margin of 5 basis points in the third quarter of 2016 compared to the third quarter of 2015 primarily reflects improving margins in our commercial and consumer business, stronger mobility services revenue and decreased lower margin mobility distribution sales. This better mix of business more than offset continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses.
Our European operating margin remained flat in the third quarter of 2016 compared to the third quarter of 2015 reflecting lower charges of $6,820, or 22 basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our recent acquisitions and our ongoing reorganization programs compared to the prior year. The decrease in charges was offset by negative leverage experienced as a result of lower revenues and continued strategic investments and costs associated with growing our European cloud and commerce and fulfillment solutions capabilities in the region.
Our Asia-Pacific operating margin increased 51 basis points in the third quarter of 2016 compared to the third quarter of 2015 reflecting a better mix of higher margin business, as well as lower charges of $6,989, or 29 basis points of Asia-Pacific net sales, for reorganization transition and acquisition-related costs incurred with reorganization programs in 2015.
Our Latin American operating margin increased 60 basis points in the third quarter of 2016 compared to the third quarter of 2015 reflecting a better mix of higher margin business.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $24,432 in the third quarter of 2016 compared to $30,015 in the third quarter of 2015. The decrease was primarily driven by higher currency losses in 2015 due to volatility in the currency market globally, which did not recur in 2016 at the same levels. The year-over-year decrease also reflects a foreign currency exchange loss of $1,305 recorded in our Pan European purchasing entity in the current year compared to a loss of $2,340 in this entity in the prior year.
We recorded an income tax provision of $34,109, for an effective tax rate of 30.3%, in the third quarter of 2016 compared to $24,492, or an effective tax rate of 27.4%, in the third quarter of 2015. The current quarter income tax provision includes a net benefit of one percentage point, primarily related to an increase in income tax credits claimed for prior years.  The prior year quarter income tax provision includes a net benefit of two percentage points driven by the release of unrealized tax benefits due to the expiration of the statute of limitations in various tax jurisdictions.  We currently expect our full year 2016 effective tax rate to be approximately 30%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

Results of Operations for the Thirty-nine Weeks Ended October 1, 2016 Compared to the Thirty-nine Weeks Ended October 3, 2015

	Thirty-nine Weeks Ended				Change - Increase (Decrease)
	October 1, 2016		October 3, 2015		Amount	Percentage
Net sales by reporting segment
North America	$12,837,687	43%	$13,537,238	43%	$(699,551)	(5.2)%
Europe	8,189,583	28	8,857,752	28	(668,169)	(7.5)
Asia-Pacific	6,769,671	23	7,553,865	24	(784,194)	(10.4)
Latin America	1,889,092	6	1,764,729	5	124,363	7.0
Total	$29,686,033	100%	$31,713,584	100%	$(2,027,551)	(6.4)%

	Thirty-nine Weeks Ended				Change - Increase (Decrease)
	October 1, 2016		October 3, 2015		Amount	Percentage
Operating income and operating margin by reporting segment
North America	$219,058	1.71%	$223,596	1.65%	$(4,538)	0.06%
Europe	(21,225)	(0.26)	20,913	0.24	(42,138)	(0.50)
Asia-Pacific	94,931	1.40	94,358	1.25	573	0.15
Latin America	24,595	1.30	24,493	1.39	102	(0.09)
Stock-based compensation expense	(29,564)	—	(28,291)	—	(1,273)	—
Impairment of internally developed software	—	—	(115,856)	—	115,856	—
Loss on sale of affiliate	(14,878)	—	—	—	(14,878)
Total	$272,917	0.92%	$219,213	0.69%	$53,704	0.23%

	Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015
Net sales	100.00%	100.00%
Cost of sales	93.04	93.89
Gross profit	6.96	6.11
Operating expenses:
Selling, general and administrative	5.64	4.81
Amortization of intangible assets	0.25	0.15
Reorganization costs	0.11	0.09
Impairment of internally developed software	—	0.37
Loss on sale of affiliate	0.05	—
Income from operations	0.92	0.69
Other expense, net	0.26	0.29
Income before income taxes	0.66	0.40
Provision for income taxes	0.21	0.17
Net income	0.46%	0.23%

The 6.4% decrease in our consolidated net sales for the thirty-nine weeks ended October 1, 2016, or first nine months of 2016, compared to the thirty-nine weeks ended October 3, 2015, or first nine months of 2015, partially reflected the translation of foreign currencies relative to the U.S. dollar which had a negative impact on our consolidated net sales of approximately two percentage points. Our revenue decline in local currencies reflects declines in North America, Europe and Asia-Pacific, partially offset by growth in Latin America. The decline in North America was driven in part by our decision to exit portions of our mobility distribution business in the region that did not meet our profitability requirements. Our decline in Europe was driven by changes in contract terms for some of our high volume European distribution business, which led to recognizing the revenue on a net basis versus a gross basis resulting in a reduction of net sales but had no impact on gross profit. We also experienced softness in smartphone demand in most regions, as well as lower PC demand. Our acquisitions partially offset the decline and contributed approximately two percentage points of growth.
The 5.2% decrease in North American net sales in the first nine months of 2016 compared to the first nine months of 2015 includes the translation impact of a weaker Canadian dollar relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. Revenue growth was impacted by approximately one percentage point from a decline in mobility, as we exited portions of the North American mobility distribution business that did not meet our profitability requirements. Revenues were also negatively impacted versus last year by lower sales in advanced solutions, primarily in networking, as well as a decline in PC sales. The decrease in net sales was slightly offset by growth in specialty and other advanced solutions. We continue to gain traction in cloud and commerce and fulfillment solutions, although from a small base.
The 7.5% decrease in European net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately one percentage point. In addition, during the prior year we negotiated favorable changes in contract terms for some of our high volume European distribution business, which led to recognizing the associated revenue on a net basis versus a gross basis resulting in a reduction of approximately six percentage points on our European net sales in the first nine months of 2016 but had no impact on gross profit. Our acquisitions in Europe contributed approximately three percentage points of growth. Declines in France, Germany and the United Kingdom offset stronger sales from advanced and specialty solutions in countries such as Netherlands and Italy. In Germany, revenues declined due to soft consumer demand for smartphones and PCs, as well as our decision to exit certain high volume, low margin business in the 2016 first quarter. France experienced a decline in revenues driven by reduced demand for PCs and smartphones, which was partially offset by growth in advanced solutions. The United Kingdom revenues declined primarily due to continued consumer weakness and the loss of a large retail customer, which was partially offset by growth in smartphone, tablet and networking sales.
The 10.4% decrease in our Asia-Pacific net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately three percentage points. China revenues declined as consumer demand remained slow, led by the continued weakness in smartphones, tablets and networking solutions which offset growth in servers and storage solutions. In Singapore, revenues declined driven by a decrease in mobility sales as well as reduced demand for PCs, networking and storage products.
The 7.0% increase in Latin American net sales includes the translation impact of weaker foreign currencies relative to the U.S. dollar which had a negative impact on net sales of approximately eight percentage points. Our acquisition of Grupo Acâo contributed a total of approximately 10 percentage points of growth. Chile and Mexico had solid growth on a currency neutral basis, with strength broadly, including advanced and specialty solutions, as well as sales into the consumer market.
Gross profit increased by $128,152 or 6.6% in the first nine months of 2016 compared to the first nine months of 2015 and gross margin improved 85 basis points, driven by the benefit of our acquisition of higher margin businesses, including DocData and Grupo Acâo, which added 26 basis points. Additionally, the benefit of the net revenue recognition treatment as a result of the negotiated favorable contract terms for some of our high volume European distribution business noted above, increased margin by approximately 12 basis points. Gross margin also benefited from a greater mix of higher margin specialty and other advanced solutions sales and lower, low margin smartphone sales.
Total selling, general and administrative expenses, or SG&A expenses, increased $146,939, or 9.6%, in the first nine months of 2016 compared to the first nine months of 2015. The increase in SG&A expenses primarily reflects our acquisitions, which added approximately $121,000, costs associated with growth in our cloud and commerce and fulfillment businesses, further organic investment in higher value businesses, and $9,551 higher integration, transition and other costs primarily related to costs associated with our acquisitions and impending merger. These costs were partially offset by the translation impact of foreign currencies relative to the U.S. dollar which reduced SG&A expenses by approximately $22,000 and savings from the implementation of our reorganizational programs.
Amortization of intangible assets increased $25,994, or 55.0%, in the first nine months of 2016 compared to the first nine months of 2015 due to our recent acquisitions and the write-off of previously acquired customer relationships of $5,832 as a result of the integration of certain operations into our existing facilities in the first quarter of 2016.

During the first nine months of 2016 and 2015, we incurred net reorganization costs of $31,727 and $29,234, respectively. 2016 costs primarily related to employee termination benefits incurred in conjunction with the global actions announced in 2015, and one-time costs of $14,618 as we implemented additional actions to further align our cost structure in certain markets, primarily in Europe, in 2016. The costs incurred during 2015 primarily related to employee termination benefits incurred in connection with our global organizational effectiveness program announced in 2015 and 2014 (See Note 9, "Reorganization Costs," to our consolidated financial statements). We will continue to monitor our cost profiles on a tactical basis and enact further programs opportunistically.
During the first nine months of 2015, we recognized a non-cash, pre-tax charge related to the impairment of internally developed software of $115,856 due to the decision to cancel future deployments of SAP discussed above.
During the first nine months of 2016, we recognized a non-cash, pre-tax charge related to the loss on the sale of affiliate of $14,878, which included the write-off a previously acquired trade name of $12,525.
Operating margin in the first nine months of 2016 increased 23 basis points compared to the first nine months of 2015, primarily driven by the impairment of internally developed software of $115,856 recognized during the second quarter of 2015. Excluding the impairment charge recognized during the second quarter of 2015, and the loss on the sale of affiliate recognized during the second quarter of 2016, consolidated operating margins decreased nine basis points compared to the prior year primarily reflecting higher reorganization, integration, transition and acquisition-related charges of $12,044, or five basis points of net sales compared to the prior year which includes costs related to the Merger Agreement with Tianjin Tianhai and negative leverage experienced as a result of lower revenues in Europe.
The increase in our North American operating margin of six basis points in the first nine months of 2016 compared to the first nine months of 2015 primarily reflects good operating leverage experienced as a result of higher value sales, stronger mobility services revenue and lower mobility distribution sales. These gains more than offset continued strategic investments to capitalize on the momentum we are gaining in our rapidly growing cloud and commerce and fulfillment businesses, as well as an increase in reorganization, integration, transition and acquisition-related charges of $13,291, or 12 basis points of net sales compared to the prior year primarily related to the Merger Agreement with Tianjin Tianhai and reorganization costs related to our cost reduction actions. Additionally, our operating margin in 2016 benefited from a gain of $3,790, or three basis points of North American net sales, related to a legal settlement recognized in the second quarter of 2016.
The decrease in our European operating margin of 50 basis points in the first nine months of 2016 compared to the first nine months of 2015 reflects higher charges of $6,135, or nine basis points of European net sales, for reorganization, integration, transition and acquisition-related costs incurred in connection with our recent acquisitions and our ongoing reorganization programs compared to the prior year. In addition, the decrease reflects negative leverage experienced as a result of lower revenues and continued strategic investments and costs associated with growing our European mobility, cloud and commerce and fulfillment solutions capabilities in the region.
The increase in our Asia-Pacific operating margin of 15 basis points in the first nine months of 2016 compared to the first nine months of 2015 reflects a better mix of higher margin business and lower charges of $8,113, or 11 basis points of Asia-Pacific net sales, for reorganization, integration and transition and acquisition-related costs incurred in connection with our recent acquisitions and our ongoing reorganization programs compared to the prior year. These benefits were partially offset by our continued strategic investment in our cloud business in this region.
The decrease in our Latin American operating margin of nine basis points in the first nine months of 2016 compared to the first nine months of 2015 reflects higher costs associated with investments in our mobility business, partially offset by the realization of the acquisition synergies in the region.
Other expense, net, consisted primarily of interest expense and income, foreign currency exchange losses and gains, and other non-operating gains and losses. We incurred other expenses of $76,110 in the first nine months of 2016 compared to $92,945 in the first nine months of 2015. The decrease was primarily driven by higher currency losses in 2015 due to volatility in the currency market globally, which did not recur in 2016 at the same levels. The year-over-year decrease also reflects a foreign currency exchange loss of $1,151 recorded in our Pan European purchasing entity in the current year compared to a loss of $7,102 in this entity in the prior year.

We recorded an income tax provision of $61,733, for an effective tax rate of 31.4%, in the first nine months of 2016 compared to $52,364, or an effective tax rate of 41.5%, in the first nine months of 2015. The current year provision has a net positive impact of two percentage points driven by a net change in valuation allowances against the deferred tax assets of two of our foreign operating units as well as an increase in income tax credits claimed for prior years and the release of unrealized tax benefits due to the expiration of statute of limitations in various jurisdictions. The prior year income tax provision includes a net negative impact of eight percentage points, due to a $14,580 increase to the valuation allowance on foreign tax credits, driven by lower royalties from foreign affiliates due to the decision to cancel future deployments of SAP, partially offset by a net benefit of $5,000, primarily driven by the release of unrealized tax benefits due to expiration of statute of limitations in various jurisdictions. We currently expect our full year 2016 effective tax rate to be approximately 30%. However, effective tax rates may vary significantly depending on the actual operating results in the various tax jurisdictions, as well as changes in the valuation allowance related to the expected recovery of our deferred tax assets.

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

Liquidity and Capital Resources
Cash Flows
We finance our working capital needs and investments in the business largely through net income before noncash items, available cash, trade and supplier credit and various financing facilities. As a distributor, our business requires significant investment in working capital, particularly trade accounts receivable and inventory, which is partially financed by vendor trade accounts payable. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital decreases, which generally results in increases in cash flows generated from operating activities. Our working capital days at the end of the third quarter of 2016 was 26 days compared to 21 days at the end of the 2015 fiscal year, 25 days at the end of the third quarter of 2015, and 25 days at the end of the 2014 fiscal year.
The following is a detailed discussion of our cash flows for the first nine months of 2016 and 2015.
Operating activities used net cash of $136,900 in the first nine months of 2016 compared to net cash provided of $965,881 in the first nine months of 2015. The significant net cash provided from operations in the first nine months of 2015 largely reflected the exit of portions of our mobility business in 2015 which accelerated our working capital reductions from the elevated 2014 year-end levels. Our 2016 cash flow represents a more normalized trend of working capital and typical working capital day increases from year-end, primarily attributed to a slower movement of inventories in the first nine months of 2016 in anticipation of a seasonally strong fourth quarter.
Investing activities used net cash of $219,756 in the first nine months of 2016 compared to $193,732 in the first nine months of 2015. The cash used by investing activities in the first nine months of 2016 was primarily driven by our acquisitions of $173,311 and capital expenditures of $80,229. The use of cash was partially offset by proceeds from the sale of affiliate of $27,847 in the first nine months of 2016. The cash used in investing activities in the first nine months of 2015 was primarily related to acquisitions of $100,855, and capital expenditures of $99,022.
Financing activities provided net cash of $96,802 in the first nine months of 2016 compared to cash used of $509,705 in the first nine months of 2015. The net cash provided by financing activities in the first nine months of 2016 primarily reflects the net proceeds of our revolving credit and other facilities of $87,160, and the excess tax benefit from stock-based compensation of $8,437. The net cash used by financing activities in the first nine months of 2015 primarily reflect net repayments of our revolving credit facilities of $301,156, and the repurchase of common stock for $205,608.
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
Capital Resources
We have a range of financing facilities which are diversified by type, maturity and geographic region with various financial institutions worldwide with a total capacity of approximately $4,427,220, of which $1,326,789 was outstanding, at October 1, 2016. These facilities have staggered maturities through 2024. Our cash and cash equivalents totaled $689,076 and $935,267 at October 1, 2016 and January 2, 2016, respectively, of which $387,771 and $572,296, respectively, resided in operations outside of the U.S. We currently intend to use these funds to finance our foreign operations. Additionally, our ability to repatriate these funds to the U.S. in an economical manner may be limited. Our cash balances are deposited and/or invested with various financial institutions globally that we endeavor to monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and money market mutual funds and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to suffer bankruptcy or similar restructuring. As of October 1, 2016 and January 2, 2016, we had book overdrafts of $366,975 and $428,628 respectively, representing checks issued on disbursement bank accounts but not yet paid by such banks. These amounts are classified as accounts payable in our consolidated balance sheet and are typically paid by the banks in a relatively short period of time.

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
In December 2014, we issued through a public offering $500,000 of 4.95% senior unsecured notes due 2024, resulting in cash proceeds of $494,995, net of discount and issuance costs of $1,755 and $3,250, respectively. Interest on the notes is payable semiannually in arrears on June 15 and December 15. At October 1, 2016 and January 2, 2016, our senior secured notes due 2024 had a carrying value of $494,898 and $494,432, respectively, net of unamortized discount of $1,438 and $1,569, respectively, and net of unamortized deferred financing costs of $3,664 and $3,999, respectively.
In August 2012, we issued through a public offering $300,000 of 5.00% senior unsecured notes due 2022, resulting in cash proceeds of $296,256, net of discount and issuance costs of $1,794 and $1,950, respectively. Interest on the notes is payable semiannually in arrears on February 10 and August 10. At October 1, 2016 and January 2, 2016, our senior unsecured notes due 2022 had a carrying value of $297,276 and $296,928, respectively, net of unamortized discount of $1,052 and $1,187, respectively, and net of unamortized deferred financing costs of $1,672 and $1,885, respectively.
At October 1, 2016 and January 2, 2016, our senior unsecured notes due 2017 had a carrying value of $299,615 and $299,313, respectively, net of unamortized deferred financing costs of $385 and $687, respectively. Interest on these notes is payable semiannually in arrears on March 1 and September 1 of each year. These notes may be redeemed by us in whole at any time or in part from time to time, at our option, at redemption prices that are designated in the terms and conditions of the respective notes. At October 1, 2016, these notes were classified as short-term debt in our consolidated balance sheet because they have a maturity date of September 1, 2017.
On October 21, 2016, we entered into the Supplemental Indentures to the Original Indentures with respect to our senior unsecured notes due 2017, our senior unsecured notes due 2022 and our senior unsecured notes due 2024, each between us and Deutsche Bank Trust Company Americas, as trustee. The effectiveness of each Supplemental Indenture is subject to the consummation of the Merger contemplated by the Merger Agreement with Tianjin Tianhai, in addition to other customary closing conditions. The Supplemental Indentures amend the Original Indentures to, among other things, limit our ability to make payments to our direct or indirect shareholders following consummation of the Merger, substantially consistent with our revolving senior unsecured credit facility. The foregoing description of the Supplemental Indentures does not purport to be complete. Each Supplemental Indenture is filed as exhibits 4.1 and 4.2, respectively, to our current report on Form 8-K filed on October 24, 2016.
We have a revolving trade accounts receivable-backed financing program in North America which provides for up to $675,000 in borrowing capacity. On April 15, 2015, we extended the maturity of this program from November 2015 to April 2018. Subject to the financial institutions’ approval and availability of eligible receivables, this program may be increased by $250,000 in accordance with the extended terms of the program. The interest rate of this program is dependent on designated commercial paper rates (or, in certain circumstances, an alternate rate) plus a predetermined margin. We had no borrowings at October 1, 2016 and January 2, 2016 under this North American financing program. On October 21, 2016, we entered into Omnibus Amendment No. 4. The effectiveness of Omnibus Amendment No. 4 is subject to the consummation of the Merger contemplated by the Merger Agreement with Tianjin Tianhai, in addition to other customary closing conditions. Pursuant to Omnibus Amendment No. 4, the purchasers under this program waive any termination event existing as a result of the consummation of the Merger. In addition, Omnibus Amendment No. 4 amends or adds certain financial covenants applicable to this program. The foregoing description of Omnibus Amendment No. 4 does not purport to be complete. A copy of Omnibus Amendment No. 4 is filed as exhibit 10.2 to our current report on Form 8-K filed on October 24, 2016.

We also have two revolving trade accounts receivable-backed financing programs in Europe and in Asia-Pacific as follows:

a)	A program which provides for a maximum borrowing capacity of up to €105,000, or approximately $117,894 at October 1, 2016 exchange rates, maturing in January 2017.

b)	A program which provides for a maximum borrowing capacity of up to 160,000 Australian dollars, or approximately $122,608 at October 1, 2016 exchange rates, maturing in June 2017.
The current programs require certain commitment fees, and borrowings under these programs incur financing costs based on the local short-term bank indicator rate for the currency in which the drawing is made plus a predetermined margin. At October 1, 2016 and January 2, 2016, we had borrowings of $61,304 and $0, respectively, under these three financing programs.
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
At October 1, 2016, our actual aggregate capacity under these programs was approximately $915,502 based on eligible trade accounts receivable available, of which $61,304 of such capacity was used. Even if we do not borrow, or choose not to borrow to the full available capacity of certain programs, most of our trade accounts receivable-backed financing programs prohibit us from assigning, transferring or pledging the underlying eligible receivables as collateral for other financing programs. At October 1, 2016, the amount of trade accounts receivable which would be restricted in this regard totaled approximately $1,583,749.
We have a $1,500,000 revolving senior unsecured credit facility from a syndicate of multinational banks with a maturity date of January 2020. The total commitment of this facility can be further increased by $350,000, subject to certain conditions. The interest rate on this facility is based on LIBOR plus a predetermined margin based on our debt ratings and leverage ratio. We had no borrowings at October 1, 2016 or January 2, 2016 under this revolving senior unsecured credit facility. This credit facility may also be used to issue letters of credit. At October 1, 2016 and January 2, 2016, letters of credit of $0 and $8,499, respectively, were issued to certain vendors and financial institutions to support purchases by our subsidiaries, payment of insurance premiums and flooring arrangements. Our available capacity under the agreement is reduced by the amount of any outstanding letters of credit. On October 19, 2016, we entered into Amendment No. 3. The effectiveness of Amendment No. 3 is subject to the consummation of the Merger contemplated by the Merger Agreement with Tianjin Tianhai, in addition to other customary closing conditions. Amendment No. 3 provides that, among other things, (i) the Lenders party to Amendment No. 3 waive prepayment of their loans as a result of the consummation of the Merger and agree to continue as Lenders with aggregate commitments reduced from $1,500,000 to $1,050,000, (ii) our ability to make payments to our direct or indirect shareholders following consummation of the Merger will be further limited, including under amendments to the Restricted Payments provisions of the credit facility and (iii) the amendment or addition of certain financial covenants of this revolving senior unsecured credit facility. The foregoing description of Amendment No. 3 does not purport to be complete. A copy of Amendment No. 3 is filed as exhibit 10.1 to our current report on Form 8-K filed on October 24, 2016.
We also have additional lines of credit, short-term overdraft facilities and other credit facilities with various financial institutions worldwide, which provide for borrowing capacity aggregating approximately $919,929 at October 1, 2016. Most are on an uncommitted basis and are reviewed periodically for renewal. At October 1, 2016 and January 2, 2016, respectively, we had $173,696 and $134,132 outstanding under these facilities. The weighted average interest rate on the outstanding borrowings under these facilities, which may fluctuate depending on geographic mix, was 7.5% and 6.8% per annum at October 1, 2016 and January 2, 2016, respectively. At October 1, 2016 and January 2, 2016, letters of credit totaling $76,007 and $54,879, respectively, were issued to various customs agencies and landlords to support our subsidiaries. Issuing these letters of credit reduces our available capacity under these agreements by the same amount.

Covenant Compliance
We are required to comply with certain financial covenants under the terms of certain of our financing facilities, including restrictions on funded debt and liens and covenants related to tangible net worth, leverage and interest coverage ratios and trade accounts receivable portfolio performance including metrics related to receivables and payables. We are also restricted by other covenants, including, but not limited to, restrictions on the amount of additional indebtedness we can incur, dividends we can pay, and the amount of common stock that we can repurchase annually. At October 1, 2016, we were in compliance with all material covenants or other material requirements in all of our financing facilities.
Trade Accounts Receivable Factoring Programs
We have several uncommitted factoring programs under which trade accounts receivable of several large customers may be sold, without recourse, to financial institutions. Available capacity under these programs is dependent on the amount of trade accounts receivable already sold to and held by financial institutions, the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At October 1, 2016 and January 2, 2016, we had a total of $217,857 and $388,358, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 other than those noted in this “Capital Resources” section.
Dividends Paid to Shareholders
On July 30, 2015, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends as declared by our Board of Directors. During the thirteen weeks ended October 3, 2015, we declared a cash dividend of $0.10 per share, totaling $15,196, which was paid on September 15, 2015. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. We have discontinued these dividends paid to shareholders due to the Merger Agreement with Tianjin Tianhai.
Share Repurchase Program

In July 2015, our Board of Directors authorized a three-year, $300,000 share repurchase program, which supplements our previously authorized $400,000 share repurchase program which was completely utilized in 2015. Our $300,000 share repurchase program expires on July 29, 2018, and had $165,068 remaining for repurchase at October 1, 2016. Under our share repurchase programs, we repurchased 6,363 and 8,032 shares of Class A Common Stock, respectively, for consideration of $161,399 and $205,608, respectively, during the thirteen and thirty-nine weeks ended October 3, 2015. We have discontinued this program due to the Merger Agreement with Tianjin Tianhai. In the event that the merger is not consummated for any reason, resumption of the share repurchase program will be at the discretion of the Board of Directors.

Other Matters
See Note 13, "Commitments and Contingencies", to our consolidated financial statements and Item 1. “Legal Proceedings” under Part II “Other Information” for discussion of other matters.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our quantitative and qualitative disclosures about market risk for the thirty-nine weeks ended October 1, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year ended January 2, 2016.
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

Item 1. Legal Proceedings
Our Brazilian subsidiary received a 2005 Federal import tax assessment claiming certain commercial taxes totaling Brazilian Reais 12,714 ($3,917 at October 1, 2016 exchange rates) were due on the import of software acquired from international vendors for the period January through September of 2002. After exhausting remedies at the administrative level we plan to vigorously challenge the assessment in court, which may require us to post collateral for the amount in dispute. We continue to maintain a reserve for the full tax amount assessed at October 1, 2016.
Our Brazilian subsidiary has also received a number of additional tax assessments, including the following that have a reasonable possibility of a loss: (1) a 2007 Sao Paulo Municipal tax assessment claiming service taxes were due on the resale of acquired software covering years 2002 through 2006, for a total amount of Brazilian Reais 55,083 ($16,968 at October 1, 2016 exchange rates) in principal and associated penalties; (2) a 2011 Federal income tax assessment, a portion of which claims statutory penalties totaling Brazilian Reais 15,947 ($4,912 at October 1, 2016 exchange rates) for delays in providing certain electronic files during the audit of tax years 2008 and 2009; (3) a 2012 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the year 2007 for a total amount of Brazilian Reais 2,263 ($697 at October 1, 2016 exchange rates) in principal and associated penalties; and (4) a 2013 Sao Paulo municipal tax assessment claiming service taxes due on the importation of software covering the years 2008, 2009, 2010 and January through May 2011 for a total amount of Brazilian Reais 8,100 ($2,495 at October 1, 2016 exchange rates) in principal and associated penalties. After working with our advisors, we believe the other matters noted above do not represent a probable loss.
In addition to the amounts described above, it is reasonably possible that incremental charges for penalties, interest and inflationary adjustments could be imposed in an amount up to Brazilian Reais 298,330 ($91,901 at October 1, 2016 exchange rates) for these matters. We believe we have good defenses against each matter and do not believe it is probable that we will suffer a material loss for these matters.
In connection with the due diligence performed during the acquisition of Acâo, we also identified a Sao Paulo Municipal Tax assessment claiming service taxes on the resale of acquired software and professional services covering years 2003 through 2008, for a total amount of Brazilian Reais 67,200 ($20,701 at October 1, 2016 exchange rates) in principal and associated interest and penalties. In working with our advisers, we concluded that the portion of the assessment associated with the resale of professional services has a probable risk of loss under existing Brazilian law, while also concluding, consistent with the assessment noted in (1) above that the risk of loss associated with the resale of software is not probable. In structuring our acquisition, Brazilian Reais 76,204 ($23,475 at October 1, 2016 exchange rates) of the purchase price was placed into an escrow account pending conclusion of litigation on this matter. Based on the terms of the escrow, we have accrued Brazilian Reais 7,500 ($2,310 at October 1, 2016 exchange rates), which is the negotiated amount of liability we agreed to cover should the Brazilian courts ultimately conclude Acâo was required to pay this service tax.
On March 8, 2016, a putative stockholder class action suit captioned Scheiner v. Ingram Micro Inc. et al., 30-2016-00839447-CU-SL-CXC CXC, was filed in the Superior Court in Orange County, California. The complaint named as defendants Ingram Micro, its directors, Tianjin Tianhai and Merger Subsidiary. The complaint asserted that Ingram Micro’s directors breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the merger agreement, by agreeing to supposedly unfair deal protection devices and by allegedly acting in a self-interested manner. The complaint also generally alleged that Tianjin Tianhai, Ingram Micro and Merger Subsidiary aided and abetted such purported breaches of fiduciary duty. The complaint sought, among other relief, class certification and injunctive relief blocking consummation of the merger. On May 16, 2016, plaintiff filed a request for voluntary dismissal of the action without prejudice. On May 17, 2016, the court indicated that it would dismiss the action as requested.
On May 25, 2016, plaintiff refiled his lawsuit in the Court of Chancery in the State of Delaware with a motion for expedited proceedings. The Delaware complaint reasserts the claims raised in the California complaint against Ingram Micro, its directors, Tianjin Tianhai and merger sub, and further alleges that Ingram Micro’s directors breached their fiduciary duties by entering into confidentiality agreements containing standstill provisions with interested parties. In addition, the Delaware complaint alleges that Ingram Micro’s May 19, 2016 proxy statement failed to disclose material information concerning (1) the sales process and (2) the financial analysis performed by the Board’s financial advisor. The Delaware complaint seeks, among other relief, class certification and injunctive relief blocking consummation of the merger.  On June 2, 2016, Ingram Micro filed a Schedule 14A with supplemental disclosures to its proxy statement. Ingram Micro and the other defendants have not yet been required to respond to the Delaware complaint or the motion for expedited proceedings.  Ingram Micro believes this action is without merit.

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
4.1
First Supplemental Indenture, dated October 21, 2016, to the Indenture, dated as of August 19, 2010 (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)

4.2
First Supplemental Indenture, dated October 21, 2016, to the Indenture, dated as of August 10, 2012 (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)

10.1	Amendment No. 3 and Waiver to Credit Agreement, dated October 19, 2016 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)
10.2
Omnibus Amendment No. 4, dated October 21, 2016, to Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)

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

INGRAM MICRO INC.

By:	/s/ William D. Humes
Name:	William D. Humes
Title:	Chief Financial Officer
(Principal Financial Officer)
October 27, 2016

EXHIBIT INDEX

No.	Description
4.1
First Supplemental Indenture, dated October 21, 2016, to the Indenture, dated as of August 19, 2010 (incorporated by reference to Exhibit 4.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)

4.2
First Supplemental Indenture, dated October 21, 2016, to the Indenture, dated as of August 10, 2012 (incorporated by reference to Exhibit 4.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)

10.1	Amendment No. 3 and Waiver to Credit Agreement, dated October 19, 2016 (incorporated by reference to Exhibit 10.1 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)
10.2
Omnibus Amendment No. 4, dated October 21, 2016, to Receivables Purchase Agreement and Receivables Sale Agreement (incorporated by reference to Exhibit 10.2 to Ingram Micro Inc.'s Current Report on Form 8-K filed on October 24, 2016)

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